Form 10QSB
period 2001-06-30
DML SERVICES INC
filed 2001-09-10
CIK 1135202

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No. 333-56262

DML SERVICES, INC.

(Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	88-0482413 (IRS Employer Identification No.)

299 Cannery Row, Monterey, CA 93940

(Address of principal executive offices)

(831) 394-2670

(Issuer's telephone number)

Not Applicable

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2001: 2,770,000 shares of common stock.

Transitional Small Business Format: Yes [ ] No [ X ]

FORM 10-QSB

DML SERVICES, INC.

INDEX
Page
PART I.	Financial Information
Item I. Financial Statements (unaudited)

Accountants Review Report

Balance Sheets - June 30, 2001 (unaudited)

Statements of Operations (unaudited) for the Six Months Ended June 30, 2001

Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2001

Statement of Shareholders' Equity

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

3 4 5 6 7 8 9 11
PART II.	Other Information Item 2. Use of Proceeds from Registered Securities Item 6. Exhibits and Reports on Form 8-K	13 13
Signatures	13

(Inapplicable items have been omitted)

PART I.

Financial Information

Item 1. Financial Statements (unaudited)

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

HAWKINS ACCOUNTING

CERTIFIED PUBLIC ACCOUNTANT 17415 S. Monterey Road #200

Morgan Hill, California 95037

(408) 776-9455 FAX (408) 776-8979

To the Board of Directors

DML Services, Incorporated

Monterey, California

I have reviewed the accompanying balance sheet of DML Services, Incorporated as of June 30, 2001and the related statement of operations stockholders' equity and the statement of cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of DML Services, Incorporated.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such as opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements and the cumulative results of operations and cash flows in order for them to be in conformity with generally accepted accounting principles.

/s/ Hawkins Accounting

August 6, 2001

DML SERVICES, INC.

BALANCE SHEET

JUNE 30, 2001
ASSETS
Current assets
Cash in bank	$1,687
Fixed assets
Equipment	3,600
Total assets	$5,287
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$17,073
Accrued interest	1,512
Payroll taxes payable	4,627
Note payable - shareholder	24,000
Note payable - officer	10,000
Total current liabilities	57,212
Shareholders' equity
Common stock, 50,000,000 shares authorized
At a par value of $.001, 2,770,000 outstanding	2,770
Retained deficit	(54,695)
Total shareholders' equity	(51,925)
Total liabilities and shareholders' equity	$5,287

See accountant's review report

DML SERVICES, INC.

STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2001
Income	$70,865
Cost of sales	34,116
Gross profit	36,749
Expenses
Auto expense	764
Bank charges	1,162
Consulting	5,500
Fees to officers	10,114
Dues	100
Equipment	6,093
Licenses	1,912
Office supplies	185
Payroll	16,513
Postage	82
Professional fees	7,348
Rent	32,380
Repairs	812
Taxes	500
Telephone	422
Utilities	38
Other expenses	707
Total expenses	84,632
Income (loss) from operations	(47,883)
Other income and (expense)
Interest expense	1,440
Income (loss) prior to income taxes	(49,323)
State corporate tax	800
Net loss	(50,123)
Net loss per common share	$(0.02)
Weighted average of shares outstanding	2,770,000

See accountant's review report

DML SERVICES, INC.

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(50,1223)
Adjustments to reconcile net income
to net cash provided by operating activities
(decrease) in receivable from officer	1,886
Increase in accounts payable	14,073
Increase in payroll taxes	4,627
Increase in accrued interest	1,440
NET CASH PROVIDED BY OPERATING ACTIVITIES	(28,097)
INVESTING ACTIVITIES
Purchase of fixed assets	3,600
CASH USED IN INVESTING ACTIVITIES	3,600
FINANCING ACTIVITIES
Officer loans	10,000
NET CASH REALIZED FROM FINANCING ACTIVITIES	10,000
NET INCREASE (DECREASE) IN CASH	(21,697)
CASH AND CASH EQUIVALENTS, DECEMBER 31, 2000	23,384
INCREASE IN CASH AND CASH EQUIVALENTS	$1,687
Supplemental disclosure to statement of cash flow
State income taxes paid	$800

See accountant's review report

DML SERVICES, INC.

STATEMENT OF STOCKHOLDERS' EUQITY

FOR THE SIX MONTHS ENDED JUNE 30, 2001

Date	Shares	Amount	Paid in	Retained	Total
			Capital	Deficit
December 31, 2000	2,770,000	2,770		(4,572)	(1,802)
Net loss				(50,123)	(50,123)
	2,770,000	$2,770	$ -0-	$(54,695)	$(51,925)

See accountant's review report

DML SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the business - DML Services, Inc (the "Company) is in the business of providing catering services and outside vending services for special events.

Pervasiveness of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and cash equivalents - For financial statement presentation purposes, the Company considers all short term investments with a maturity date of three months or less to be cash equivalents.

Property and equipment - Property and equipment are recorded at cost. Maintenance and repairs are expensed as incurred; major renewals and betterments are capitalized. When items of property or equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Depreciation is provided using the straight-line method, over the useful lives of the assets.

Income taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income.

Material Adjustments-Management is not aware of any adjustments that need to be made in order for the financial statements to be in conformity with generally accepted accounting principles.

NOTE 2: BACKGROUND

The Company was incorporated under the laws of the State of Nevada on December 20, 2000. Principle operations of the Company commenced in January 2001. The company was a sole proprietorship prior to incorporation and operations are expected to commence in January 2001.

NOTE 3: RELATED PARTY TRANSACTIONS

The Company entered into an agreement with three of the founders to provide consulting services for the Company. For the six month period ending June 30, 2001 a total of $10,114 was paid to these stockholders. One of the above mentioned founders loaned the Company $10,000 for a period of six months at an interest rate of 7 1/4%. As of June 30, 2001 the Company owed this shareholder the entire sum.

DML SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 4: INCOME TAXES

The benefit for income taxes from operations consisted of the following components: current tax benefit of $7,500 resulting from a net operating loss before income taxes, and a deferred tax expense of $7,500 resulting from a valuation allowance recorded against the deferred tax asset resulting from net operating losses. Net operating loss carryforward will expire in 2020.

The valuation allowance will be evaluated at the end of the development stage considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer required.

NOTE 5: NOTE PAYABLE

The Company entered into an agreement to borrow $24,000 from one the founders. The terms of the note are 12 percent per annum. Payment of the note is due in principal and accrued interest from the proceeds of the Company's proposed IPO or on December 22, 2001, whichever is first.

NOTE 6: GOING CONCERN

From the date of inception to June 30, 2001, the Company, has net losses from operating activities, which raise substantial doubt about its ability to continue as a going concern.

The Company is commenced operations in the January, 2001 and has already received contracts for outside vending events. Further, the Company is planning to file with the Securities and Exchange Commission a SB-2 in order to raise money from investors. The anticipated initial public offering is to be $300,000.

The Company's ability to continue as a going concern is dependent upon a successful public offering and ultimately achieving profitable operations.

There is no assurance that the Company will be successful in its efforts to raise additional proceeds or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Forward-Looking Statement Notice

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the "Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

Our business

We were formed as a Nevada corporation on December 20, 2000 and operate under the name of Go Espresso. We are in the business of providing catering and food services. We are initially focusing our service in the California Monterey Peninsula area with the intent to eventually expand operations in California and adjoining states.

Our business

We provide catering services for sports facilities, convention centers, and recreational events throughout the California Monterey Peninsula area. We provide food and beverages to tourists and spectators who come to the area for such events as the U.S. Open, AT&T Pro Am, major motor sport events at Laguna Seca Raceway, Blues Festivals, as well as high-end catering for wedding, corporate events and other functions.

Over the years of owning and running a local deli, the Company's principals have established many long-standing relationships with potential clients. Management believes that a combination of these relationships, reputation as an innovative operator, and an experienced management team will enable us to maintain current and secure new contracts.

According to the management's experience, catering businesses, unlike restaurants, don't tend to have a single average for food cost. Caterers sell volume food. Often they sell the same menu at a lower or higher price depending on the total number of guests. At present most on-premise caterers such as banquet facilities & clubs, run between 17% to 36% in their food costs. Off-premise caterers run higher at 22% to 41%. Unlike a restaurant that tends to sell the same items over and over with the same portion sizes, caterers tend to do the opposite.

We will purchase equipment such as grills, washing tubs, thermal carriers, and other equipment. We intend to rent front of the house equipment such as china, tables, and chairs when needed. We feel that using a combination of both owned and rented equipment is the best strategy for our current operations.

Our strategy is to win and strengthen our position in the industry by selectively retaining existing contracts and actively adding new contracts by offering a quality, dependable service. We will seek to assist certain of our clients in marketing their facilities. Management realizes that our revenues are directly affected by the number and quality of events attracted to these facilities. By building relationships with event sponsors we expect to facilitate referrals of recurring events.

Contracts

Our contracts are generally gained and renewed though a competitive bidding process. We selectively bid on contracts to provide services at a variety of facilities. Privately negotiated transactions often do not require a written contract, especially with repeat customers. Contracts for publicly controlled facilities generally go through a request-for-proposal process. Successful bidding on contracts for such publicly controlled facilities often requires a long-term effort focused on building relationships in the community in which the venue is located.

In December, the Company signed a formal one year contract with Pebble Beach Company, allowing the Company to provide its food and beverage services at the AT&T Pro Am, Concours d'Elegance, horse shows and other events held at Pebble Beach. The agreement requires DML to pay 30% of gross revenue at the end of the AT&T and Concours d'Elegance events and 15% of gross revenue at the end of each horse show or other event. The contract terminates on December 14, 2001. A similar formal one year contract has been negotiated with Laguna Seca, one of California's most famous race tracks.

Six Month Period Ended June 30, 2001

The Income for the six months ended June 30, 2001 was $70,865. Net Loss from operations prior to income taxes for the six months ended June 30, 2001 was $50,123. This is our first year of operations.

Cost of Sales was $34,116 which resulted in Gross Profit of $36,749. Advertising, rent, general and administrative expenses were $84,632, many of which are non-recurring fees. These expenses were due to the Company commencing operations and implementing its business plan.

The company has been a development stage company for the past year and therefore has not felt the effect of inflation. Should prices increase the company will have to increase its cost of sales. There is a question as to the Company's viability. It is classified as a development stage company and has yet to demonstrate profitable operations.

Item 3. Liquidity and Capital Resources.

As of June 30, 2001, the company had a cash equivalence of $1,687. Total liabilities as of June 30, 2001 were $57,212.

In December 2000, the Company signed a formal one year contract with Pebble Beach Company, allowing the Company to provide its food and beverage services at the AT&T Pro Am, Concours d'Elegance, horse shows and other events held at Pebble Beach. The agreement requires DML to pay 30% of gross revenue at the end of the AT&T and Concours d'Elegance events and 15% of gross revenue at the end of each horse show or other event. The contract terminates on December 14, 2001. A similar formal one year contract has been negotiated with Laguna Seca, one of California's most famous race tracks.

The Company believes that its current cash needs can be met with the cash on hand and continued operations. However, should the Company find it necessary to raise additional capital, the Company may sell common stock of the Company or enter into debt financing agreements.

Subsequent to the date of this report, the Company filed an SB-2 Registration Statement with the Securities and Exchange Commission that became effective on July 25, 2001. The registration statement is for a minimum of 150,000 shares for $75,000 and a maximum of 600,000 shares for $300,000. The Company currently has completed subscriptions for $75,000 which is held in escrow. As of September 7, 2001, the Company has not yet spent any of the proceeds from the offering.

PART II. OTHER INFORMATION

Item 2. Use of Proceeds from Registered Securities

The Company filed an SB-2 Registration Statement on its common stock for a minimum of $75,000 and a maximum of $300,000 with the Securities and Exchange Commission that went effective on July 25, 2001. The Commission file number is 333-56262. The offering commenced on July 25, 2001 and remains open with $75,000 raised to date.

As of June 30, 2001, the Company has incurred expenses of approximately $20,000 relating to the Registration Statement. Expenses include legal fees, accounting fees, escrow fees, filing fees, printing and transfer agent costs. There are no underwriters discounts, commissions or finders fees.

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001.

Exhibits: None

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DML SERVICES, INC.

Date: September 10, 2001 By:/s/ Michael Flores

Michael Flores, President

Date: September 10, 2001 By: /s/ Deborah Flores

Deborah Flores, Chief Financial Officer