Form 10QSB
period 2001-09-30
DML SERVICES INC
filed 2001-11-08
CIK 1135202

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2001: 2,958,000 shares of common stock.

Transitional Small Business Format: Yes [ ] No [ X ]

FORM 10-QSB

DML SERVICES, INC.

INDEX
		Page
PART I. Financial Information
Item I. Financial Statements (unaudited)

Accountants Review Report

Balance Sheets - September 30, 2001 (unaudited)

Statements of Operations (unaudited) for the Nine Months Ended September 30, 2001

Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2001

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

HAWKINS ACCOUNTING

CERTIFIED PUBLIC ACCOUNTANT 17415 S. Monterey Road #200

Morgan Hill, California 95037

(408) 776-9455 FAX (408) 776-8979

To the Board of Directors and Shareholders

DML Services, Inc.

Monterey, California

Independent Auditor's Report

I have audited the balance sheet of DML Services, Inc. (a development stage company) as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows from date of inception to year end December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides reasonable basis for my opinion.

In my opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of DML Services, Inc as of December 31, 2000, the results of operations the cash flows and the cumulative results of operations and cumulative cash flows for the year then ended in conformity with generally accepted accounting principles.

Deficit accumulated during the Company's development stage is $6,572.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred net losses since inception, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Hawkins Accounting

January 19, 2001 and,

May 10, 2001

Salinas, California

DML SERVICES, INC.

BALANCE SHEET

SEPTEMBER 30, 2001

ASSETS
Current assets
Cash in bank	$ 58,673
Fixed assets
Equipment	9,600
Accumulated depreciation	(480)
Net fixed assets	9,120
Total assets	$ 67,793
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 2,787
Accrued interest	470
Payroll taxes payable	5,300
Sales tax payable	1,922
Note payable-officer	10,000
Total current liabilities	20,479
Shareholders' equity
Common stock, 50,000,000 shares authorized at a par value of $.001, 2,958,000 outstanding	2,958
Paid in capital	93,812
Retained deficit	(49,456)
Total shareholders' equity	47,314
Total liabilities and shareholders' equity	$ 67,793

See accountant's review report

DML SERVICES, INC.

STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
Income	$ 246,127
Cost of Sales	95,080
Gross Profit	151,047

Expenses
Auto expense	1,301
Bank charges	1,813
Consulting	5,500
Fees to officers	20,214
Depreciation	480
Dues	100
Equipment	3,201
Insurance	5,117
Licenses	3,137
Office supplies	254
Payroll	53,598
Postage	40
Professional fees	26,764
Rent	63,388
Repairs	3,570
Taxes	901
Telephone	1,585
Utilities	38
Other expenses	2,690
Total expenses	193,691
Income (loss) from operations	(42,644)
Other income and (expense)
Interest expense	1,440
Income (loss) prior to income taxes	(44,084)
State corporate tax	800
Net loss	(44,884)

Net loss per common share	$ (0.02)
Weighted average of shares outstanding	2,790,367

See accountant's review report

DML SERVICES,INC.

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ (44,884)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	480
Decrease in receivable from officer	1,816
Increase (Decrease) in accounts payable	(213)
Increase in payroll taxes	5,300
Increase in sales tax payable	1,992
Increase in accrued interest	398
NET CASH PROVIDED BY OPERATING ACTIVITIES	(35,111)
INVESTING ACTIVITIES
Purchase of fixed assets	9,600
CASH USED IN INVESTING ACTIVITIES	9,600
FINANCING ACTIVITIES	0
Sale of stock	94,000
Payment of short term note	(24,000)
Officer loans	10,000
NET CASH REALIZED FROM FINANCING ACTIVITIES	80,000
NET INCREASE (DECREASE) IN CASH	35,289
CASH AND CASH EQUIVALENTS, DECEMBER 31, 2000	23,384
CASH AT THE END OF THE PERIOD	$ 58,673
Supplemental disclosure to statement of cash flow
Interest paid	$ 1,014
State income taxes paid	$ 800

See accountant's review report

DML SERVICES, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
Date	Shares	Amount	Paid in Capital	Retained Deficit	Total
December 31, 2000	2,770,000	$2,770	$	$ (4,572)	$ (1,802)
August, 2001	56,400	56	28,144		28,200
September, 2001	131,600	132	65,668		65,800
					0
					0
					0
Net loss				(44,884)	(44,884)
					0
	2,958,000	$2,958	$93,812	$(49,456)	$47,314

See accountant's review report

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

NOTE 3: RELATED PARTY TRANSACTIONS

The Company entered into an agreement with three of the founders to provide consulting services for the Company. For the nine month period ending September 30, 2001 a total of $20,214 was paid to these stockholders. One of the above mentioned founders loaned the Company $10,000 for a period of nine months at an interest rate of 71/4%. As of September 30, 2001 the Company owed this shareholder the entire sum.

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

NOTE 5: NOTE PAYABLE

The Company entered into an agreement to borrow $24,000 from one the founders. The terms of the note are 12 percent per annum. Payment of the note is due in principal and accrued interest from the proceeds of the Company's proposed IPO or on December 22, 2001, whichever is first. The note was paid off during the third quarter of the current year.

NOTE 6: INITIAL PUBLIC OFFERRING

The company offered for sale during the quarter ending September 30, 2001 in an initial public offering the sale of its stock as approved by the Securities and Exchange Commission. The Company expects to raise $300,000 from this initial offering. As of September 30, 2001 it raised $94,000 from the sale of 188,000 shares.

NOTE 7: GOING CONCERN

From the date of inception to September 30, 2001, the Company, has net losses from operating activities, which raise substantial doubt about its ability to continue as a going concern.

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

Nine Month Period Ended September 30, 2001

The Income for the nine months ended September 30, 2001 was $246,127. Net Loss from operations prior to income taxes for the nine months ended September 30, 2001 was $44,884. This is our first year of operations.

Cost of Sales was $95,080 which resulted in Gross Profit of $151,047. Advertising, rent, general and administrative expenses were $193,691, many of which are non-recurring fees. These expenses were due to the Company commencing operations and implementing its business plan.

The company has been a development stage company for the past year and therefore has not felt the effect of inflation. Should prices increase the company will have to increase its cost of sales. There is a question as to the Company's viability. It is classified as a development stage company and has yet to demonstrate profitable operations.

Item 3. Liquidity and Capital Resources.

As of September 30, 2001, the company had a cash equivalence of $58,673. Total liabilities as of September 30, 2001 were $20,479.

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

Subsequent to the date of this report, the Company filed an SB-2 Registration Statement with the Securities and Exchange Commission that became effective on July 25, 2001. The registration statement is for a minimum of 150,000 shares for $75,000 and a maximum of 600,000 shares for $300,000. The Company currently has completed subscriptions for $94,000. As of September 30, 2001, the Company has spent $43,315.35 of the proceeds from the offering.

PART II. OTHER INFORMATION

Item 2. Use of Proceeds from Registered Securities

The Company filed an SB-2 Registration Statement on its common stock for a minimum of $75,000 and a maximum of $300,000 with the Securities and Exchange Commission that went effective on July 25, 2001. The Commission file number is 333-56262. The offering commenced on July 25, 2001 and to date $94,000 has been raised. The Company has used $28,627.10 of the amount raised to payoff existing debt and $14,688.25 in legal and accounting fees.

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.

Exhibits:
Number	SEC Number	Title	Location
1	10	Laguna Seca Raceway Contract	Attached

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DML SERVICES, INC.

Date: November 7, 2001 By: /s/ Michael Flores

Michael Flores

President

Date: November 7, 2001 By: /s/ Deborah Flores

Deborah Flores

Chief Financial Officer