Form 10QSB/A
period 2001-09-30
DML SERVICES INC
filed 2001-12-11
CIK 1135202

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

See accountant's review report

DML SERVICES, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
Date	Shares	Amount	Paid in Capital	Retained Deficit	Total
December 31, 2000	2,770,000	$2,770	$	$ (4,572)	$ (1,802)
August, 2001	56,400	56	28,144	0	28,200
September, 2001	131,600	132	65,668	0	65,800
Net loss	0	0	0	(44,884)	(44,884)
	__________	__________	__________	_________	_________
	2,958,000	$2,958	$93,812	$(49,456)	$47,314

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