Form 10KSB
period 2001-12-31
DML SERVICES INC
filed 2002-03-29
CIK 1135202

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
(Mark  One)
[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________________ to ______________

                        Commission File Number 333-56262

                               DML SERVICES, INC.
                 (Name of small business issuer in its charter)

                      NEVADA                             88-0482413
         (State or other jurisdiction of         (I.R.S. Employer I.D. No.)
          incorporation or organization)

                                 299 CANNERY ROW
                               MONTEREY, CA  93940
              (Address and Zip Code of principal executive offices)

Issuer's  telephone  number,  including  area  code:  (831)  394-2670

Securities  registered  pursuant  to  Section  12(b)  of  the Exchange Act: None

Securities  registered  under  Section  12(g)  of  the  Exchange  Act:

                      $.001 par value, common voting shares
                                (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any
amendment  to  this  Form  10-KSB.  [    ]

The  issuer's  revenue  for  its  most  recent  fiscal  year  was:  $284,938

The aggregate market value of the issuer's voting stock held as of March 12, 2002, by non-affiliates of the issuers was $-0-

As of March 22, 2002, issuer had 3,070,000 shares of its $.001 par value common stock outstanding.

Transitional  Small  Business  Format:   Yes  [   ]   No  [  X  ]
Documents  incorporated  by  reference:  none

                                     PART I

GENERAL

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

     Over the years of owning and running a local deli, the Company's principals have established many long-standing relationships with potential clients. Management believes that a combination of these relationships, reputation as an innovative operator, and an experienced management team will enable us to maintain current accounts and secure new contracts.

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

     Our strategy is to win and strengthen our position in the industry by selectively retaining existing contracts and actively adding new contracts by offering a quality, dependable service. We seek to assist our clients in marketing their facilities. Management realizes that our revenues are directly affected by the number and quality of events attracted to these facilities. By building relationships with event sponsors we expect to facilitate referrals of recurring events.

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

OUR  SERVICE  AREA  AND  INDUSTRY  OVERVIEW

     The catering and food services industry primarily consists of the supply of food and beverage services to a range of facilities in a variety of formats, service levels and price points. For the purposes of our business, these facilities fall into the following categories:

     *  sports  facilities,  consisting  of  stadiums  and  arenas;

     *  convention  centers;  and

     * other entertainment facilities, which include horse racing tracks, music amphitheaters, motor speedways, and national and state parks

     *  weddings,  corporate  events,  and  private  functions

     Management estimates that annual sales in these categories of the North American catering and food service industry, whether generated by the owner of the facility or outsourced to an organization like us, are currently more than $4.0 billion.

     There are risks associated with the service of food and beverages to the public. We may be affected by the general risks of the food industry, and particularly by:

     *  consumer  product  liability  claims;

     *  the  risk  of  product  tampering;

     *  evolving  consumer  preferences;

     *  nutritional  and  health-related  concerns

     *  federal,  state,  and  local  food  controls;  and

     *  the  availability  and  expense  of  insurance

     *  severe  economic  downturn  in  the  communities  we  serve

     Claims of illness or injury relating to food quality or handling are common in the food service industry and a number of these claims may exist at any given time. Food service providers can also be adversely affected by negative publicity resulting from food quality or handling claims at one or more facilities. Although we maintain insurance, the level of coverage presently in place may not be adequate and adequate coverage may not be available in the future. Any losses that we may suffer from future liability claims, including the successful assertion against us of one or a series of claims in excess of our insurance coverage, could affect our results of operations.

     In the event the communities we serve suffer economic downturn, our business may be adversely affected. Although we are targeting world class events, there is no assurance we will continue to obtain contracts to service these events or that for economic reasons, these events will be moved to other locations or be cancelled.

     A large part of our business success depends on the number of visitors attending world famous events held in Monterey County. Offering food and beverage services to the tourists visiting Monterey Peninsula should provide us with a great business opportunity, especially given that nearly one out of every eight dollars in travel spending is spent in California and on the average, each county earns approximately $1.1 billion in direct travel expenditures by visitors.

     The scenic beauty and rich cultural history of the Monterey Peninsula are continually celebrated in a multitude of yearly events and festivals. Several of Monterey's events are held outside and focus on the natural resources. Monterey's Blues Festival attracts thousands of people from across the nation. Pebble Beach and Laguna Raceway entice car buffs with several international auto shows and races, while history enthusiasts enjoy the many opportunities to participate in the events of historical significance. There are hometown celebrations of Pacific Grove, events that bring people together in a spirit of cooperation and good old-fashioned fun, and Pacific Grove's Good Old Days, where local police officers compete in a motorcycle race. We intend to provide catering services at each one of these events.

     Monterey has been known for its festivals since the early days of Spanish settlement, when fiestas were a common occurrence. Alvarado Street, in the historic district of Old Monterey, is perfectly designed for holding street festivals. Numerous times during the year the entire street is blocked off for celebrations. Among them is the Sidewalk Fine Arts Festival, when Alvarado Street becomes a huge gallery. This event is like a sidewalk sale for various painters, photographers, and other artists. We see it as a perfect opportunity to promote our food and beverages services and to capitalize on the large amount of the locals as well as city guests visiting the event.

     Carmel events tend to focus around food and the arts. The annual Masters of Food and Wine Festival at the Highlands Inn draws an international crowd each February. The Carmel Bach Festival, held in July and August, is also world-renowned and has been well attended for more than 60 years. Each year the Carmel Music Society hosts a series of concerts featuring internationally acclaimed pianists, vocalists, violinists, and ensembles who perform classical compositions.

     Pebble Beach has its share of events, too, with the Concours d'Elegance classic car show, the widely acclaimed AT&T Pro Am golf tournament, and horse-jumping events at the Pebble Beach Equestrian Center. The AT&T is one of the largest events on the Peninsula, bringing in thousands of out-of-towners who love golf and hobnobbing with pro golfers and celebrities like local resident Clint Eastwood. The Company has finalized a contract with the Pebble Beach Association to provide catering services at these and other events held there.

MARKETING  AND  ADVERTISING

     We currently have one employee who develops and implements our advertising strategies, including identifying strategic accounts and developing presentations and promotional materials. Additionally, this person is responsible for soliciting advertising contracts. We intend to increase the size of our sales force as our sales and revenues increase.

     Our marketing strategy is directed towards the local community. We will work to establish a local market niche for each of our services by advertising in local newspapers and radio. We will work to increase the public's awareness of our name and our services. Special events will be served from which name affiliation and public familiarity with our services and products can be achieved. We intend to banner and billboard our booths, kiosks, equipment and vehicles so that our name is easily visible. We also intend to advertise in the yellow pages.

     We intend to optimize advertising dollars spent on radio by purchasing air time from those radio stations whose demographics most closely resemble our clientele. We will contact account executives from various local stations and request proposals and statistics regarding their station's listeners and advertising packages.

COMPETITION

     The catering and food services industry is highly fragmented and competitive, with a large number of smaller independent businesses serving local and regional markets and /or competing in distinct areas. On a national level we compete with ARAMARK, Delaware North Corporation, Ogden Corporation, Fine Host Corporation and Levy Restaurants. We also face competition from regional and local service providers, some of which are better established within the geographical region. Our local competition includes Pacific Coast Catering, Kathleen's Catering, A Moveable Feast, Nana Rosa Gourmet Deli Catering and others.

     Existing or potential clients may also elect to self operate their food services, thus eliminating the opportunity for us to compete for the account. Some of our competitors may be prepared to accept less favorable commission or management fee structures than us when bidding for contracts. A number of our competitors have substantially greater financial and other resources than us.

     There can be no assurance that we will be able to compete successfully or that the competitive pressures faced by us, including those described, will not have a material adverse effect on our business, results of operations and financial condition.

     We have yet to establish our reputation and develop name recognition. We intend to become competitive by offering better service and prices than our competitors.

GOVERNMENTAL  REGULATION

     Our operations are subject to various governmental regulations, such as those governing:

     *  the  service  of  food  and  alcoholic  beverages;

     *  minimum  wage  regulations;

     *  employment;

     *  environmental  protection;  and

     *  human  health  and  safety.

     In addition, federal, state, and local authorities periodically inspect our facilities and products. Although we intend to comply with all applicable laws and regulations, we cannot assure you that we are in compliance or that we will be able to comply with any future laws and regulations. Additional federal or state legislation, or changes in regulatory implementation, may limit our activities in the future or significantly increase the cost of regulatory compliance. If we fail to comply with applicable laws and regulations, criminal sanctions or civil remedies, including fines, injunctions, recalls, or seizures, could be imposed on us. This could have a material adverse effect on our results of operations.

     The United States Food and Drug Administration may regulate and inspect our kitchens. Every commercial kitchen in the United States must meet the FDA's minimum standards relating to the handling, preparation and delivery of food, including requirements relating to the temperature of food and the cleanliness of the kitchen and the hygiene of its personnel. We must also comply with state, local and federal laws regarding the disposition of property and leftover foodstuffs. We cannot assure you that we are in compliance with all applicable laws and regulations or that we will be able to comply with any future laws and regulations. Furthermore, additional or amended regulations by the FDA may limit our activities in the future, or significantly increase the cost of compliance.

     We may serve alcoholic beverages at many facilities, and will have to comply with the "dram-shop" statutes of the states in which we serve alcoholic beverages. "Dram-shop" statutes generally provide that serving alcohol to an intoxicated or minor patron is a violation of law. In most states, if one of our employees sells alcoholic beverages to an intoxicated or minor patron, we may be liable to third parties for the acts of the patron. Although we intend to sponsor regular training programs in cooperation with state authorities to minimize the likelihood of this, we cannot guarantee that intoxicated or minor patrons will not be served or that liability for their acts will not be imposed on us. We also maintain general liability insurance, which we will include liquor liability coverage at such time as we may need it. However, we cannot guarantee you that this insurance will be adequate to cover any potential liability or that this insurance will continue to be available on commercially acceptable terms. A large uninsured damage award could have a material adverse impact on our results of operations.

     We will also have to obtain and comply with the terms of licenses in order to sell alcoholic beverages in the states in which we will want serve alcoholic beverages. Failure to receive or retain, or the suspension of, liquor licenses or permits would interrupt or terminate our ability to serve alcoholic beverages at these locations and, if a significant number of locations were affected, could have a material adverse effect on our revenues or results of operations. Some of our contracts may require us to pay liquidated damages during any period in which our liquor license for the facility is suspended, and some contracts may be subject to termination if we lose our liquor license for the facility. Additional regulation relating to liquor licenses may limit our activities in the future or significantly increase the cost of compliance.

EMPLOYEES

     We currently have four full time and 25 part time employees. Our officers and directors devote full time to our business. In addition we have one other full time employee. Our part time employees are hired to work our events. At present, we do not intend to hire additional full time employees until such time as our operations require.

ITEM  2.  DESCRIPTION  OF  PROPERTY.

     Our principal address is 299 Cannery Row, Monterey, CA, 93940. Our president provides this office space at no cost to us and will continue this arrangement until such time as we generate sufficient revenue to pay going rental rates. When providing services, our client facilities are owned or leased by our clients and our contracts generally permit us to use certain areas within the facility to perform our administrative functions and fulfill our warehousing needs, as well as provide the food and beverage services.

ITEM  3.  LEGAL  PROCEEDINGS.

     Our company is not a party in to any bankruptcy, receivership or other legal proceeding, and to the best of our knowledge, no such proceedings by or against DML have been threatened.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS.

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

     There is currently no market for the Company's stock. As of March 22, 2002 there were 41 shareholders of record holding a total of 3,070,000 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

     The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that the corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

RESULTS  OF  OPERATIONS FOR THE PERIODS ENDED DECEMBER 31, 2001 AND DECEMBER 31,
--------------------------------------------------------------------------------
2000
----

     For the period ended December 31, 2001, the Company generated revenue of $284,938 and gross profits of $163,642. The Company had expenses of $339,115, resulting in a net deficit of $175,473. Expenses were due chiefly to administrative costs in the form of payroll, consulting, professional, and officer's fees, and equipment rental. For the period ended December 31, 2000, the Company generated no income and had fees resulting in a net loss of $4,500.

     For the period ended December 31, 2001, the Company had liquid assets of $11,170 consisting of $6,711 cash in hand and inventory of $4,459. The Company also had fixed assets in the form of catering equipment of $10,527. Total assets for the Company in the year 2001 consisted of $21,696. For the period ended December 31, 2000, the Company had $23,384 in cash and $1,886 in cash receivable for total assets of $25,270. The reduction in cash assets for the year 2001 is attributable to expenses incurred in developing operations, purchasing equipment and inventory, and in repaying a loan from the Company's director. The Company believes that it has sufficient cash on hand to satisfy its administrative needs for the next twelve months.

     Liabilities for the year ended December 31, 2001 consisted of $39,250 in accounts payable, $9,217 in payroll taxes payable, $800 in state corporate taxes payable, and $3,127 in sales tax payable for total liabilities of $52, 394. For the period ended December 31, 2000, the Company had liabilities of $3,000 in accounts payable and a payable note of $24,000 for total liabilities of $27,072. Again, the increase in liabilities is attributable to expenses incurred in expanding operations during the year 2001.

     The Company is in current negotiations to restructure their contracts with their major event sponsors for more favorable terms in order to achieve profitability for the future. Management is also currently trying to expand the business into other events to increase revenue flow.

USE  OF  PROCEEDS  FROM  REGISTERED  SECURITIES

     The Company filed an SB-2 Registration Statement on its common stock for a minimum of $75,000 and a maximum of $300,000 with the Securities and Exchange Commission that went effective on July 25, 2001. The Commission file number is 333-56262. The offering commenced on July 25, 2001 and closed on November 13, 2001. The total amount raised during the offering was $150,000. The Company's use of proceeds from the offering is as follows; $35,000 for professional fees, $34,000 to pay off existing debt, $2,500 for equipment, $46,000 toward working capital, $12,000 in inventory, and $20,000 in salaries.

ITEM  7.  FINANCIAL  STATEMENTS.

     The financial statements of the Company appear at the end of this report beginning on page 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following table sets forth the name, age, position and office term of each executive officer and director of the Company.


NAME             AGE              POSITION                   SINCE
---------------  ---  ---------------------------------  -------------

Michael Flores.   38  President and Director             December 2000

Deborah Flores.   29  Secretary, Treasurer and Director  December 2000

Lloyd J. Brewer   31  Vice President and Director        December 2000


The  following  is  a  brief  biography  of  our  officers  and  directors.

     MICHAEL  FLORES.   Mr.  Flores  has  been  an  owner-operator  of Michael's
Cannery Row Deli from October 1990 to the present. He is experienced in all aspects of running a deli, including budgeting, purchasing, accounting, marketing and day to day operations.

     DEBORAH FLORES. Mrs. Flores is Michael Flores' wife. She has been involved with Michael's Cannery Row Deli since 1993. From January 1996 to August 1996, Mrs. Flores was employed part time at Bellinger, Foster & Steinmentz, landscape architects, where she received hands-on experience in bookkeeping, payroll, and customer services. From November 1996 to October 1997, Mrs. Flores was employed part time for Household Credit Services where she conducted job efficiency research. Since October 1997, Mrs. Flores has dedicated full time working at the deli and learning about catering opportunities in the local area.

     LLOYD J. BREWER. Mr. Brewer worked for Baker's Square Family Restaurants as a general manager from March 1995 through January 1996. From January 1996 to March 1997, he worked for the Salvation Army, mostly as a volunteer. From March 1997 through April 1998, Mr. Brewer worked as a waiter at the Santa Barbara Grill and then as a caterer at Michael's Cannery Row Deli. Mr. Brewer worked as a waiter at the Monterey Plaza Hotel and Spa from October 1998 until April 1999. Since April 1999, Mr. Brewer has been employed by Michael's Cannery Row Deli.


ITEM  10.  EXECUTIVE  COMPENSATION

     None of our executive officers were paid any compensation during the 11 days between the date of incorporation on December 20, 2000 and the end of 2000. DML does not have employment contracts with its executive officers, but agreed to pay Michael Flores, Deborah Flores and Lloyd J. Brewer $60,000 each for their services in 2001. The officers will defer their salaries until such time as we generate sufficient revenue to pay the identified salary.


                           SUMMARY COMPENSATION TABLE
                                                                  Other Annual
Name and Principal Position      Year      Salary ($)  Bonus ($)  Compensation

Michael Flores. . . . . . .      2001       33,739      -0-        -0-
  President/Director. . . .      2000       500         -0-        -0-


     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENT.

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change of control of the Company.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

     The following table sets forth as of March 12, 2002, the number and percentage of the 3,070,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer,
(iii) all current directors and executive officers of the Company as a group and
(iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.


                           Name and Address of     Amount and Nature of  Percentage
                                                                         -----------
Title of Class             Beneficial Owner (1)    Beneficial Ownership   of Class
-----------------------  ------------------------  --------------------  -----------

Common. . . . . . . . .  Michael Flores (1)(2)      2,510,000             81.76%
                         735 Fillmore St.
                         Monterey,  CA  93940

Common. . . . . . . . .  Deborah Flores (1)(2)      2,510,000             81.76%
                         735 Fillmore St.
                         Monterey,  CA  93940

Common. . . . . . . . .  Lloyd J. Brewer (1)        10,000                32%      .
                         299 Cannery Row
                         Monterey,  CA  93940

Common. . . . . . . . .  Officers, Directors and    2,520,000             82.08%
                         Nominees as a Group:
                         3 persons


     (1)  Officer  and/or  director.

     (2) Michael and Deborah Flores are husband and wife and are considered to have beneficial ownership over the shares held in the name of each person. Mr. Flores holds 2,500,000 shares in his name individually and Mrs. Flores holds 10,000 shares in her name individually.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     Our president provides office space at no cost to us and will continue this arrangement until such time as we generate sufficient revenue to pay going rental rates.

     Michael  and  Deborah  Flores  are  husband  and  wife.

     The Company entered into an agreement with one of the founders, Michael Flores, to provide consulting services for the Company during its development stage. During the period from inception to year ending December 31, 2000 a total of $500 was paid to this founder. The founder further borrowed $1,886 to pay costs of operating the sole proprietorship prior to incorporation. That amount was paid back during the year ended December 31, 2001. Mr. Flores advanced the Company $10,000 in working capital during the current year that was repaid during the year without interest. The Company paid Mr. Flores a total of $33,739 during the year ended December 31, 2001.

     The Company borrowed $24,000 from Great Expectations Family Partnership, an entity controlled by Gary McAdam who also controls GM/CM Family Partners, Ltd., one of our shareholders. The note was paid in full in September of 2001. The payment consisted of principal and accrued interest at 12 percent per annum totaling $25,041.53. There is no other affiliation other than as a shareholder between Mr. McAdam and DML or our officers and directors.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

REPORTS  ON  FORM  8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 2001.

EXHIBITS

     None



                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DML  Services,  Inc.


Date:_________________                 By:_________________________
                                          Michael  Flores
                                          President  and  Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:__________________                By:__________________________
                                          Michael  Flores
                                          President  and  Director


Date:___________________               By:___________________________
                                          Deborah  Flores
                                          Secretary,  Treasurer  and  Director


Date:___________________               By:___________________________
                                          Lloyd  J.  Brewer
                                          Vice  President  and  Director

                    DML SERVICES, INC.
              INDEPENDENT AUDITOR'S REPORT



                        CONTENTS


Independent Auditor's Report. . . . . . . . . .  13

Balance Sheet . . . . . . . . . . . . . . . . .  14

Statement of Operations . . . . . . . . . . . .  15

Statement of Stockholder's Equity . . . . . . .  16

Statement of Cash Flows . . . . . . . . . . . .  17

Notes Accompanying Independent Auditor's Report  18

To  the  Board  of  Directors  and  Shareholders
DML  Services,  Inc.
Seaside,  California


                          INDEPENDENT AUDITOR'S REPORT

I have audited the balance sheet of DML Services, Inc. as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2001 and from date of inception to year-end December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of DML Services, Inc as of December 31, 2001 and 2000, the results of operations the cash flows and the cumulative results of operations and cumulative cash flows for the years then ended in conformity with generally accepted accounting principles.


The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has incurred net losses since inception, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.



/s/Hawkins  Accounting
February  5,  2002
Salinas,  California


                               DML SERVICES, INC.
                                  BALANCE SHEET
                            DECEMBER 31 2001 AND 2000

                                                       2001       2000
                                                    ----------  --------
ASSETS
--------------------------------------------------

  Current assets
    Cash in bank . . . . . . . . . . . . . . . . .  $   6,711   $23,384
    Receivable from officer. . . . . . . . . . . .          0     1,886
    Inventory. . . . . . . . . . . . . . . . . . .      4,459         0
      Total current assets . . . . . . . . . . . .     11,170    25,270
  Fixed assets
    Equipment. . . . . . . . . . . . . . . . . . .     11,697         0
    Accumulated depreciation . . . . . . . . . . .     (1,170)        0
      Net fixed assets . . . . . . . . . . . . . .     10,527         0
      Total assets . . . . . . . . . . . . . . . .  $  21,696   $25,270


LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------

  Current liabilities
    Accounts payable . . . . . . . . . . . . . . .  $  39,250   $ 3,000
    Accrued interest . . . . . . . . . . . . . . .          0        72
    Payroll taxes payable. . . . . . . . . . . . .      9,217
    State corporate tax payable. . . . . . . . . .        800
    Sales tax payable. . . . . . . . . . . . . . .      3,127
    Note payable-officer . . . . . . . . . . . . .          0    24,000
      Total current liabilities. . . . . . . . . .     52,394    27,072


  Shareholders' equity
    Common stock, 50,000,000 shares authorized
    at a par value of $.001, 3,070,000 outstanding      3,070     2,770
    Paid in capital. . . . . . . . . . . . . . . .    149,700
    Retained deficit . . . . . . . . . . . . . . .   (183,468)   (4,572)
      Total shareholders' equity . . . . . . . . .    (30,698)   (1,802)

      Total liabilities and shareholders' equity .  $  21,696   $25,270

                            See accountant's report


                               DML SERVICES, INC.
                            STATEMENT OF OPERATIONS
       FOR THE YEAR ENDED DECEMBER 31, 2001 AND FROM DECEMBER 20 (DATE OF
                        INCEPTION) TO DECEMBER 31, 2000

                                            2001         2000
                                         -----------  -----------
Income. . . . . . . . . . . . . . . . .  $  284,938   $        0

Cost of sales . . . . . . . . . . . . .     121,296            0

Gross profit. . . . . . . . . . . . . .     163,642            0

Expenses
  Auto expense. . . . . . . . . . . . .       1,577
  Bank charges. . . . . . . . . . . . .       1,774
  Consulting. . . . . . . . . . . . . .      29,200          500
  Fees to officers. . . . . . . . . . .      66,439
  Depreciation. . . . . . . . . . . . .       1,170
  Dues. . . . . . . . . . . . . . . . .         115
  Equipment . . . . . . . . . . . . . .       2,608
  Insurance . . . . . . . . . . . . . .       6,779
  Licenses. . . . . . . . . . . . . . .       3,471
  Office supplies . . . . . . . . . . .       1,195
  Payroll . . . . . . . . . . . . . . .      70,766
  Postage . . . . . . . . . . . . . . .         442
  Professional fees . . . . . . . . . .      34,996        4,000
  Rent. . . . . . . . . . . . . . . . .      99,300
  Repairs . . . . . . . . . . . . . . .       3,579
  Taxes . . . . . . . . . . . . . . . .       3,119
  Telephone . . . . . . . . . . . . . .       2,516
  Utilities . . . . . . . . . . . . . .         180
  Other expenses. . . . . . . . . . . .       9,889
     . . Total expenses. . . . . . . ..     339,115        4,500
     . . Income (loss) from operations.    (175,473)      (4,500)
Other income and (expense)
  Interest expense. . . . . . . . . . .      (2,624)         (72)
Income (loss) prior to income taxes . .    (178,096)      (4,572)
State corporate tax expense . . . . . .         800            0
    . . .Net loss . . . . . . . . . . .    (178,896)  $   (4,572)

Net loss per common
  share . . . . . . . . . . . . . . . .       (0.06)  $    (0.00)

Weighted average of shares outstanding.   2,856,150   $2,770,000

                            See accountant's report


                               DML SERVICES, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
      FOR YEAR ENDING DECEMBER 31, 2001 AND FROM DECEMBER 20, 2000 (DATE OF
                        INCEPTION) TO DECEMBER 31, 2000

                                      2000
                                      ----
                                            Paid in    Retained
Date                 Shares      Amount     Capital    Earnings       Total
-----------------
December 20, 2000  2,500,000   $   2,500   $       0  $            $  2,500
December 20, 2000     10,000          10                                 10
December 20, 2000     10,000          10                                 10
December 22, 2000    125,000         125                                125
December 22, 2000    125,000         125                                125
Net loss. . . . .                                       (4,572)     (4,572)

                   2,770,000   $   2,770   $       0  $ (4,572)   $ (1,802)


                                      2001
                                     -----
                                              Paid in    Retained
Date                   Shares     Amount      Capital    Deficit      Total
-----------------  ---------  ----------      ---------  -------    -------

December 31, 2000  2,770,000   $   2,770   $          $  (4,572)  $ (1,802)
August, 2001. . .     56,400          56      28,144                28,200
September, 2001 .    131,600         132      65,668                65,800
October,2001. . .      1,400           1         699                   700
November,2001 . .    110,600         111      55,189                55,300

Net loss. . . . .                                      (178,896)  (178,896)

                   3,070,000   $   3,070   $ 149,700  $(183,468)  $(30,698)

                            See accountant's report


                               DML SERVICES, INC.
                            STATEMENT OF CASH FLOWS
      FOR THE YEAR ENDING DECEMBER 21, 2001 AND DECEMBER 20, 2000 (DATE OF
                        INCEPTION) TO DECEMBER 31, 2000

CASH FLOWS FROM
  OPERATING  ACTIVITIES
  Net income. . . . . . . . . . . . . . . . . . .  $            (178,896)  $(4,572)
  Adjustments to reconcile net income
    to net cash provided by operating activities
    Depreciation. . . . . . . . . . . . . . . . .                  1,170         0
    Decrease in receivable from officer . . . . .                  1,886    (1,886)
    Increase in inventory . . . . . . . . . . . .                 (4,459)        0
    Increase (Decrease) in accounts payable . . .                 36,250     3,000
    Increase in payroll taxes . . . . . . . . . .                  9,217         0
    Increase in corporate tax . . . . . . . . . .                    800         0
    Increase in sales tax payable . . . . . . . .                  3,127         0
    Increase in accrued interest. . . . . . . . .                    (71)       72
                                                   ----------------------  --------
NET CASH PROVIDED BY OPERATING ACTIVITIES . . . .               (130,976)   (3,386)

INVESTING ACTIVITIES
    Purchase of fixed assets. . . . . . . . . . .                 11,697         0
                                                   ---------------------  --------
CASH USED IN INVESTING ACTIVITIES . . . . . . . .                 11,697         0


FINANCING ACTIVITIES
    Sale of stock . . . . . . . . . . . . . . . .                150,000     2,770
    Payment of short term note. . . . . . . . . .                (34,000)        0
    Proceeds from borrowings. . . . . . . . . . .                      0    24,000
    Officer loans . . . . . . . . . . . . . . . .                 10,000         0
                                                   -----------------------  -------
NET CASH REALIZED FROM FINANCING ACTIVITIES . . .                126,000    26,770
                                                   -----------------------  ------
NET INCREASE (DECREASE) IN CASH . . . . . . . . .                (16,673)   26,770
CASH AT THE BEGINNING OF THE PERIOD . . . . . . .                 23,384         0
                                                   ----------------------  -------
CASH AT THE END OF THE PERIOD . . . . . . . . . .  $               6,711   $23,384
                                                   ======================  =======

Supplemental disclosure to statement of cash flow
  Interest paid . . . . . . . . . . . . . . . . .  $               2,624         0
  State income taxes paid . . . . . . . . . . . .  $                 800         0
                                                   ======================  =======

                            See accountant's report

NOTE  1:  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
          ----------------------------------------------

          Nature  of  the  business - DML Services, Inc (the "Company) is in the
          ------------------------
          business of providing catering services and outside vending services for special events.

          Pervasiveness  of  estimates - The preparation of financial statements
          ----------------------------
          in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

          Cash  and  cash  equivalents  -  For  financial statement presentation
          ----------------------------
          purposes, the Company considers all short-term investments with a maturity date of three months or less to be cash equivalents.

          Property  and equipment - Property and equipment are recorded at cost.
          -----------------------
          Maintenance and repairs are expensed as incurred; major renewals and betterments are capitalized. When items of property or equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

          Depreciation is provided using the straight-line method, over the useful lives of the assets. Using the half-year convention.

          Income  taxes  -  Income  taxes  are  provided  for the tax effects of
          -------------
          transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income.

          Earnings per share - Basic earnings per share are computed by dividing
          ------------------
          earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.

NOTE  2:  BACKGROUND

          The Company was incorporated under the laws of the State of Nevada on December 20, 2000.

NOTE  3:  RELATED  PARTY  TRANSACTIONS

          The Company entered into an agreement with one of the founders Michael Flores to provide consulting services for the Company during its development stage. During the period from inception to year ending December 31, 2000 a total of $500 was

                            See accountant's report
          paid to this founder. The founder further borrowed $1,886 to pay costs of operating the sole proprietorship prior to incorporation. That amount was paid back during the year ended December 31, 2001. The Mr. Flores advanced the Company $10,000 in working capital during the current year that was repaid during the year without interest. The
          Company paid Mr. Flores a total of $33,739 during the year ended December 31, 2001.

NOTE  4:  INCOME  TAXES

          The benefit for income taxes from operations consisted of the following components: current tax benefit of $65,910 resulting from a net operating loss before income taxes, and a deferred tax expense of $65,910 resulting from a valuation allowance recorded against the deferred tax asset resulting from net operating losses. Net operating loss carryforward will expire in 2020 and 2021.

          The valuation allowance will be evaluated at the end of the each year considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer required.

NOTE  5:  NOTE  PAYABLE

          For the year ended December 31, 2000 the Company entered into an agreement to borrow $24,000 from one the founders. The terms of the note are 12 percent per annum. Payment of the note was due in principal and accrued interest from the proceeds of the Company's proposed IPO or on December 22, 2001, whichever was first.

NOTE  6:  PUBLIC  OFFERING

          During the year ending December 31, 2001 the Company raised a $150,000 through the sale of 300,000 shares of its common stock in an initial public offering.

NOTE  7:  GOING  CONCERN

          From the date of inception to December 31, 2001, the Company has net losses from operating activities, which raise substantial doubt about its ability to continue as a going concern.

          The Company is in current negotiations to restructure their contracts with their major event sponsors for more favorable terms in order to achieve profitability for the future. Management is also currently trying to expand the business into other events to increase revenue flow.

          There is no assurance that the Company will be successful in its efforts to raise additional proceeds or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                            See accountant's report