Form 10QSB
period 2002-03-31
DML SERVICES INC
filed 2002-05-13
CIK 1135202

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  March  31,  2002

     [   ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  transition  period  from     to

                          Commission File No. 333-56262
                               DML SERVICES, INC.
        (Exact name of small business issuer as specified in its charter)

                   NEVADA                                 88-0482413
       (State or other jurisdiction of        (IRS Employer Identification No.)
        incorporation or organization)


                      299 CANNERY ROW, MONTEREY,  CA  93940
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2002: 3,070,000 shares of common stock.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]


                                  FORM 10-QSB
                               DML SERVICES, INC.

                                     INDEX
                                                                            Page

PART I.                        Financial Information
          Item I.  Financial Statements (unaudited)                            3

          Accountants Review Report                                            4

          Balance Sheets - March 31, 2002 and March 31, 2001 (unaudited)       5

          Statements of Operations (unaudited) for the Three Months Ended
          March 31, 2002 and March 31, 2001                                    6

          Statement of Shareholders' Equity for the Three Months Ended
          March 31, 2002 and March 31, 2001                                    7

          Statements of Cash Flows (unaudited) for the Three Months Ended
          March 31, 2002 and March 31, 2001                                    8

          Notes to Consolidated Financial Statements                           9

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                      11

PART II.  Other Information
          Item 6.  Exhibits and Reports on Form 8-K                           13

          Signatures                                                          13

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


TO  THE  BOARD  OF  DIRECTORS  AND  SHAREHOLDERS
DML  Services,  Inc.
Monterey,  California


                         INDEPENDENT ACCOUNTANT'S REPORT


I have reviewed the accompanying balance sheets of DML Services, Inc as of March 31, 2002 and 2001 and the related statement of operations stockholders' equity and the statement of cash flows for the three months then ended. All information included in these financial statements is the representation of the management of DML Services, Inc.

I conducted my review in accordance with standards established by the American Institute of Public Accountants. A review of interim financial information consists principally of applying analytical procedures applied to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such as opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements and the cumulative results of operations and cash flows in order for them to be in conformity with generally accepted accounting principles of the Unites States of America.





/s/  Hawkins  Accounting
------------------------



May  9,  2002


                               DML SERVICES, INC.
                                  BALANCE SHEET
                            MARCH 31, 2002 and 2001

ASSETS
----------------------------------------------------

Current assets
     Cash in bank. . . . . . . . . . . . . . . . . .  $   2,777   $  4,779
     Receivable from officer . . . . . . . . . . . .                 1,886
     Inventory . . . . . . . . . . . . . . . . . . .      4,459
                                                      ----------  ---------
          Total current assets . . . . . . . . . . .      7,236      6,665

Fixed assets
     Equipment . . . . . . . . . . . . . . . . . . .     11,697          0
     Accumulated depreciation. . . . . . . . . . . .     (1,755)         0
                                                      ----------  ---------
          Net fixed assets . . . . . . . . . . . . .      9,942          0
                                                      ----------  ---------
          Total assets . . . . . . . . . . . . . . .  $  17,177   $  6,665
                                                      =========   =========


LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------

Current liabilities
     Bank overdraft. . . . . . . . . . . . . . . . .          0   $  2,997
     Accounts payable. . . . . . . . . . . . . . . .     36,061        212
     Accrued interest. . . . . . . . . . . . . . . .          0        792
     Withholding taxes . . . . . . . . . . . . . . .      9,217          0
     Sales taxes . . . . . . . . . . . . . . . . . .      3,399          0
     Corporate income taxes. . . . . . . . . . . . .      1,600          0
     Note payable-shareholder. . . . . . . . . . . .          0     24,000
                                                      ----------  ---------
          Total current liabilities. . . . . . . . .     50,277     28,001


Shareholders' equity
     Common stock, 50,000,000 shares authorized
     at a par value of $.001, 3,070,000 outstanding.      3,070      2,770
     Paid in capital . . . . . . . . . . . . . . . .    149,700          0
     Retained deficit. . . . . . . . . . . . . . . .   (185,870)   (24,106)
                                                                  ---------
          Total shareholders' equity . . . . . . . .    (33,100)   (21,336)

          Total liabilities and shareholders' equity  $  17,177   $  6,665
                                                      =========   =========

     The accompanying notes are an integral part of the financial statements


                        DML SERVICES, INC.
                       STATEMENT OF OPERATIONS
     FOR  THE  THREE  MONTHS  ENDED  MARCH  31,  2002  and  2001


Income . . . . . . . . . . . . . . . . .  $   22,167   $   15,340
Cost of sales. . . . . . . . . . . . . .       7,399        5,306
                                          ----------   -----------

Gross profit . . . . . . . . . . . . . .      14,768       10,034

Expenses
     Auto expense. . . . . . . . . . . .         103           70
     Bank charges. . . . . . . . . . . .         226           53
     Consulting. . . . . . . . . . . . .                     5500
     Depreciation. . . . . . . . . . . .         585            0
     Fees to officers. . . . . . . . . .                     3914
     Dues. . . . . . . . . . . . . . . .                      100
     Equipment . . . . . . . . . . . . .                      557
     Insurance . . . . . . . . . . . . .         173
     Licenses. . . . . . . . . . . . . .         174         1016
     Office supplies . . . . . . . . . .                      185
     Payroll . . . . . . . . . . . . . .       6,885          968
     Postage . . . . . . . . . . . . . .          23           27
     Professional fees . . . . . . . . .         778        7,348
     Rent. . . . . . . . . . . . . . . .       6,345        6,875
     Taxes . . . . . . . . . . . . . . .         100          500
     Telephone . . . . . . . . . . . . .         978          137
     Utilities . . . . . . . . . . . . .                       38
     Other expenses. . . . . . . . . . .                      740
                                          -----------  -----------
          Total expenses . . . . . . . .      16,370       28,028
                                                       -----------
          Income (loss) from operations.      (1,602)     (17,994)

Other income and (expense)
     Interest expense. . . . . . . . . .           0          740
                                          -----------  -----------
Income (loss) prior to income taxes. . .      (1,602)     (18,734)
     State corporate tax . . . . . . . .         800          800
                                          -----------  -----------
          Net loss . . . . . . . . . . .  $   (2,402)  $  (19,534)
                                          ===========  ===========


Net loss per common
     share . . . . . . . . . . . . . . .  $    (0.01)  $    (0.01)
                                          ===========  ===========

Weighted average of shares outstanding .   3,070,000    2,770,000
                                          ===========  ===========

The accompanying notes are an integral part of the financial statements


                               DML SERVICES, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 and 2001


                                            Paid in    Retained
Date                 Shares      Amount     Capital    Earnings     Total
-----------------  ----------  ----------  ---------  ----------  ---------

December 31, 2000  2,770,000       2,770                (4,572)     (1,802)
Net loss. . . . .                                      (19,534)    (19,534)
                                                                         0
                   ----------  ----------  ---------  ----------  ---------
                   2,770,000   $   2,770   $      0   $ (24,106)  $(21,336)
                   =========  ==========  =========  ==========   =========

December 31, 2001  3,070,000   $   3,070   $149,700   $(183,468)  $(30,698)
Net loss. . . . .                                        (2,402)    (2,402)
                   ----------  ----------  ---------  ----------  ---------
                   3,070,000   $   3,070   $149,700   $(185,870)  $(33,100)
                   =========  ==========  =========  ==========   =========

     The accompanying notes are an integral part of the financial statements


                               DML SERVICES, INC.
                            STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


CASH FLOWS FROM
OPERATING ACTIVITIES
     Net income . . . . . . . . . . . . . . . . .  $(2,402)  $(19,534)
     Adjustments to reconcile net income
     to net cash provided by operating activities
     Depreciation . . . . . . . . . . . . . . . .      585          0
     Increase in sales tax. . . . . . . . . . . .      272
     Increase in corporate tax. . . . . . . . . .      800
     Increase in accounts payable . . . . . . . .   (3,189)    (2,788)
     Increase in accrued interest . . . . . . . .        0        720
                                                   --------  ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES . . . .   (3,934)   (21,602)

INVESTING ACTIVITIES. . . . . . . . . . . . . . .        0          0

FINANCING ACTIVITIES. . . . . . . . . . . . . . .        0          0


NET DECREASE IN CASH. . . . . . . . . . . . . . .   (3,934)   (21,602)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR. . .    6,711     23,384
                                                   --------  ---------
INCREASE IN CASH AND CASH EQUIVALENTS . . . . . .  $ 2,777   $  1,782
                                                  =========  =========

Supplemental disclosure to statement of cash flow
     State income taxes paid. . . . . . . . . . .  $     0   $    800
                                                  =========  =========

     The accompanying notes are an integral part of the financial statements

NOTE  1:  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
          ----------------------------------------------

          Nature  of  the  business - DML Services, Inc (the "Company) is in the
          -------------------------
          business of providing catering services and outside vending services for special events.

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

          Cash  and  cash  equivalents  -  For  financial statement presentation
          ----------------------------
          purposes, the Company considers all short term investments with a maturity date of three months or less to be cash equivalents.

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

          Depreciation is provided using the straight-line method, over the useful lives of the assets. For the period ending March 31, 2002 depreciation expense was $585. There were no assets for 2001.

          Income  taxes  -  Income  taxes  are  provided  for the tax effects of
          --------------
          transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income.

          Material  Adjustments-Management  is not aware of any adjustments that
          ---------------------
          need to be made in order for the financial statements to be in conformity with generally accepted accounting principles.

          Earnings per share - Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.


NOTE  2:  BACKGROUND

The Company was incorporated under the laws of the State of Nevada on December 20, 2000. Principle operations of the Company commenced in January 2001. The company was a sole proprietorship prior to incorporation and operations commenced in January 2001.

NOTE  3:  RELATED  PARTY  TRANSACTIONS

The Company entered into an agreement with three of the founders to provide consulting services for the Company. For the three month period ending March 31, 2001 a total of $3,914 was paid to these stockholders. One of the officer's further borrowed $1,886 to pay costs of operating the sole proprietorship prior to incorporation. There were no related party transactions during the three month period ending March 31, 2002.

NOTE  4:  INCOME  TAXES

The benefit for income taxes from operations consisted of the following components: current tax benefit of $63,240 resulting from a net operating loss before income taxes, and a deferred tax expense of $63,240 resulting from a valuation allowance recorded against the deferred tax asset resulting from net operating losses. Net operating loss carryforward will expire in 2021 and 2020.

The valuation allowance will be evaluated at the end of the development stage considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer required.

NOTE  5:  NOTE  PAYABLE

The Company entered into an agreement to borrow $24,000 from one the founders. The terms of the note are 12 percent per annum. Payment of the note is due in principal and accrued interest from the proceeds of the Company's proposed IPO or on December 22, 2001, whichever is first. The note was paid in accordance with the terms of the note.

NOTE  6:  GOING  CONCERN

From the date of inception to March 31, 2002, the Company, has net losses from operating activities, which raise substantial doubt about its ability to continue as a going concern.

Management is in the process of renegotiating its contracts with its major event sponsors for better terms on the rent charges and supply costs. Management has elected not renew one of the contracts that was creating a loss each event and believes that this will stabilize the bigger events and allow the Company to better utilize its resources. Management has also decided to use an outside source to obtain its workforce for events. This will cut down on payroll costs overall.

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

THREE  MONTH  PERIODS  ENDED  MARCH  31,  2002  AND  MARCH  31,  2001

     Income for the three months ended March 31, 2002 was $22,167. Income for the three months ended March 31, 2001 was $15,340. Net Loss from operations prior to income taxes for the three months ended March 31, 2002 was $1,602. Net loss before taxes for the same period in 2001 was $18,734. Higher losses in the period ended March 31, 2001 were due to largely to professional fees associated with commencing operations.

     Cost of Sales for the three months ended March 31, 2002 was $7,339, resulting in Gross profit of $14,768. Cost of sales for the period ended March 31, 2001 was $5,306, resulting in Gross Profit of $10,034. During the period ended March 31, 2002, operating expenses consisted mainly of payroll and rent totaling $16,370. Expenses for the period ended March 31, 2001 totaled $28,028. These higher expenses were due to the Company commencing operations and implementing its business plan.

     The Company is in the process of renegotiating contracts with its major event sponsors for better terms on rent and supply costs. Management has also decided not to renew a contract that created a loss at each event. The Company believes that focusing on fewer and larger events will allow better utilization of its resources. Additionally, the Company has decided to use an outside source to obtain its workforce for events. It is expected that this will cut down overall payroll costs.

ITEM  3.  LIQUIDITY  AND  CAPITAL  RESOURCES.

     As of March 31, 2002, the Company had total assets of $17,177 consisting of $2,777 cash, inventory of $4,459, and equipment valued at $9,942. For the period ended March 31, 2001, the Company's assets totaled $6,665 consisting of $4,779 in cash and $1,886 in a note receivable from an Officer of the Company. Increased assets for the period ended March 31, 2002 were due to the company beginning operations and investing in catering equipment and inventory. Total liabilities as of March 31, 2002 were $50,277 consisting mainly of accounts payable and withholding taxes. Total liabilities for the period ended March 31, 2001 were $28,001.

     The Company believes that its current cash needs can be met with the cash on hand and continued operations. However, should the Company find it necessary to raise additional capital, the Company may sell common stock of the Company or enter into debt financing agreements.

PART  II.  OTHER  INFORMATION


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.

Exhibits:   None



                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           DML  SERVICES,  INC.


Date:  March  31,  2002                    By:/s/  Michael  Flores
                                           -----------------------
                                           Michael  Flores
                                           President


Date:  March  31,  2002                    By:  /s/  Deborah  Flores
                                           -------------------------
                                           Deborah  Flores
                                           Chief  Financial  Officer