Form 10QSB
period 2002-06-30
DML SERVICES INC
filed 2002-08-14
CIK 1135202

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  June 30,  2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2002: 3,070,000 shares of common stock, par value $.001.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]


                                  FORM 10-QSB
                               DML SERVICES, INC.

                                      INDEX

                                                                            Page
PART I..  Financial Information

          Item I.  Financial Statements (unaudited)                            3

          Accountants Review Report                                            4

          Balance Sheets - June 30, 2002 and June 30, 2001 (unaudited)         5

          Statements of Operations (unaudited) for the Six Months Ended
          June 30, 2002 and June 30, 2001                                      6

          Statement of Shareholders' Equity for the Six Months Ended June
          30, 2002 and June 30, 2001                                           7

          Statements of Cash Flows (unaudited) for the Six Months Ended
          June 30, 2002 and June 30, 2001                                      8

          Notes to Consolidated Financial Statements                           9

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                      12

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                           14

          Signatures                                                          14

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

17415  MONTEREY  STREET,  STE  200
MORGAN  HILL,  CA  95037
(408)  776-9455  FAX  (408)  776-8979

                   TO THE BOARD OF DIRECTORS AND SHAREHOLDERS

DML  Services,  Inc.
Monterey,  California

                         INDEPENDENT ACCOUNTANT'S REPORT


I have reviewed the accompanying balance sheets of DML Services, Inc as of June 30, 2002 and 2001 and the related statement of operations stockholders' equity and the statement of cash flows for the six months then ended. All information included in these financial statements is the representation of the management of DML Services, Inc.

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



/s/  Hawkins  Accounting
------------------------


July  23,  2002

                                DML SERVICES, INC
                                  BALANCE SHEET
                             JUNE 30, 2002 AND 2001

                                                              2002       2001
                                                           ----------  ---------
ASSETS
---------------------------------------------------------
     Current assets
          Cash in bank. . . . . . . . . . . . . . . . . .  $       0   $  1,687
          Inventory . . . . . . . . . . . . . . . . . . .      4,578
                                                           ----------  ---------
                                                               4,578      1,687

     Fixed assets
          Equipment . . . . . . . . . . . . . . . . . . .     11,697      3,600
          (Less) Accumulated depreciation . . . . . . . .     (2,340)
                                                           ----------  ---------
               Total fixed assets . . . . . . . . . . . .      9,357      3,600


               Total assets . . . . . . . . . . . . . . .  $  13,935   $  5,287
                                                           ==========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------

     Current liabilities
          Bank overdraft. . . . . . . . . . . . . . . . .  $     169   $      0
          Accounts payable. . . . . . . . . . . . . . . .     43,283     17,073
          Accrued interest. . . . . . . . . . . . . . . .          0      1,512
          Payroll taxes payable . . . . . . . . . . . . .      9,217      4,627
          Sales taxes . . . . . . . . . . . . . . . . . .        605          0
          Corporate income tax. . . . . . . . . . . . . .        800          0
          Note payable-shareholder. . . . . . . . . . . .          0     24,000
          Note payable-officer. . . . . . . . . . . . . .          0     10,000
                                                           ----------  ---------
               Total current liabilities. . . . . . . . .     54,074     57,212


     Shareholders' equity
          Common stock, 50,000,000 shares authorized
          at a par value of $.001, 3,070,000 outstanding.      3,070      2,770
          Paid in capital . . . . . . . . . . . . . . . .    149,700
          Retained deficit. . . . . . . . . . . . . . . .   (192,909)   (54,695)
                                                           ----------  ---------
               Total shareholders' equity . . . . . . . .    (40,139)   (51,925)


               Total liabilities and shareholders' equity  $  13,935   $  5,287
                                                           ==========  =========

               See accountant's report and accompanying footnotes


                      DML SERVICES, INC
                  STATEMENT OF OPERATIONS
        FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                             2002         2001
                                          -----------  -----------

Income . . . . . . . . . . . . . . . . .  $   46,596   $   70,865
Cost of sales. . . . . . . . . . . . . .      17,760       34,116
                                          -----------  -----------
Gross profit . . . . . . . . . . . . . .      28,836       36,749

Expenses
     Auto expense. . . . . . . . . . . .         140          764
     Bank charges. . . . . . . . . . . .         442        1,162
     Consulting. . . . . . . . . . . . .         511        5,500
     Fees to officers. . . . . . . . . .       1,550       10,114
     Depreciation. . . . . . . . . . . .       1,170            0
     Dues. . . . . . . . . . . . . . . .           0          100
     Equipment . . . . . . . . . . . . .         211        6,093
     Insurance . . . . . . . . . . . . .         909            0
     Licenses. . . . . . . . . . . . . .         174        1,912
     Office supplies . . . . . . . . . .          24          185
     Payroll . . . . . . . . . . . . . .       9,932       16,513
     Postage . . . . . . . . . . . . . .          41           82
     Professional fees . . . . . . . . .       8,568        7,348
     Rent. . . . . . . . . . . . . . . .      11,193       32,380
     Repairs . . . . . . . . . . . . . .          11          812
     Taxes . . . . . . . . . . . . . . .       1,040          500
     Telephone . . . . . . . . . . . . .       1,560          422
     Utilities . . . . . . . . . . . . .           0           38
     Other expenses. . . . . . . . . . .           0          707
                                          -----------  -----------
          Total expenses . . . . . . . .      37,477       84,632
                                          -----------  -----------
          Income (loss) from operations.      (8,641)     (47,883)

Other income and (expense)
     Interest expense. . . . . . . . . .           0        1,440
                                          -----------  -----------
Income (loss) prior to income taxes. . .      (8,641)     (49,323)

State corporate tax. . . . . . . . . . .         800          800
                                          -----------  -----------
          Net loss . . . . . . . . . . .  $   (9,441)     (50,123)
                                          ===========  ===========
Net loss per common
      share. . . . . . . . . . . . . . .  $    (0.01)  $    (0.02)
                                                       ===========
Weighted average of shares outstanding .   3,070,000    2,770,000
                                          ===========  ===========

               See accountant's report and accompanying footnotes


                                DML SERVICES, INC
                        STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                           Paid in   Retained
Date                 Shares     Amount     Capital    Deficit      Total
                   ----------  ---------  ---------  ----------  ---------

December 31, 2000  2,770,000      2,770                (4,572)     (1,802)
     Net loss . .                                      (50,123)   (50,123)
                   ----------  ---------  ---------  ----------  ---------
                   2,770,000   $  2,770   $      0   $ (54,695)  $(51,925)
                   ==========  =========  =========  ==========  =========


December 31, 2001  3,070,000   $  3,070   $149,700   $(183,468)  $(30,698)
     Net loss . .                                       (9,441)    (9,441)
                   ----------  ---------  ---------  ----------  ---------
                   3,070,000   $  3,070   $149,700   $(192,909)  $(40,139)
                   ==========  =========  =========  ==========  =========

               See accountant's report and accompanying footnotes


                               DML SERVICES, INC.
                            STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001


CASH FLOWS FROM
     OPERATING ACTIVITIES
     Net income. . . . . . . . . . . . . . . . . . . .  $(9,441)  $(50,123)
     Adjustments to reconcile net income
          to net cash provided by operating activities
          Depreciation . . . . . . . . . . . . . . . .    1,170          0
          Increase in inventory. . . . . . . . . . . .     (119)
          (Decrease) in receivable from officer. . . .        0      1,886
          Increase in accounts payable . . . . . . . .    4,033     14,073
          Increase in payroll taxes. . . . . . . . . .        0      4,627
          Increase in accrued interest . . . . . . . .        0      1,440
          Decrease in sales tax. . . . . . . . . . . .   (2,523)
                                                        --------  ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES. . . . . . .   (6,880)   (28,097)


INVESTING ACTIVITIES
          Purchase of fixed assets . . . . . . . . . .        0      3,600
                                                        --------  ---------
CASH USED IN INVESTING ACTIVITIES. . . . . . . . . . .               3,600

FINANCING ACTIVITIES . . . . . . . . . . . . . . . . .                   0
          Officer loans. . . . . . . . . . . . . . . .        0     10,000
                                                        --------  ---------
NET CASH REALIZED FROM FINANCING ACTIVITIES. . . . . .        0     10,000

NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . .   (6,880)   (21,697)
CASH AND CASH EQUIVALENTS, BEGINNING . . . . . . . . .    6,711     23,384
                                                        --------  ---------
INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . .  $  (169)  $  1,687
                                                        ========  =========

Supplemental disclosure to statement of cash flow
     State income taxes paid . . . . . . . . . . . . .   $        $    800
                                                            800
                                                        ========  =========

               See accountant's report and accompanying footnotes

                                DML SERVICES INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                              JUNE 30 2002 and 2001

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

          Cash  and  cash  equivalents  -  For  financial statement presentation
          -----------------------------
          purposes, the Company considers all short term investments with a maturity date of three months or less to be cash equivalents.

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

                                DML SERVICES INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                              JUNE 30 2002 and 2001

NOTE 3:  RELATED  PARTY  TRANSACTIONS

          The Company entered into an agreement with three of the founders to provide consulting services for the Company. For the six month period ending June 30, 2002 and 2001 a total of $1,550 and $10,114 respectively was paid to these stockholders. One of the above mentioned founders loaned the Company $10,000 for a period of six months at an interest rate of 71/4%. As of June 30, 2001 the Company owed this shareholder the entire sum. The amount was repaid as of December 31, 2001.

NOTE 4:  INCOME  TAXES

          The benefit for income taxes from operations consisted of the following components: current tax benefit of $57,000 resulting from a net operating loss before income taxes, and a deferred tax expense of $57,000 resulting from a valuation allowance recorded against the deferred tax asset resulting from net operating losses. Net operating loss carryforward will expire in 2020 and 2021.

          The valuation allowance will be evaluated at the end of each year to consider positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer required.

NOTE 5:  NOTE  PAYABLE

          The Company entered into an agreement to borrow $24,000 from one the founders. The terms of the note are 12 percent per annum. Payment of the note is due in principal and accrued interest from the proceeds of the Company's proposed IPO or on December 22, 2001, whichever is first. The amount was paid in full at year end December 31, 2001.

NOTE 6:  THREE  MONTH  INTERIM  FINANCIAL  INFORMATION

For  the  three  months  ended  June  30
----------------------------------------


                           2002      2001

Revenue . . . . . . . .  $24,429   $ 55,525
Cost of Sales . . . . .   10,361     28,810
                         --------  ---------
Gross Profit. . . . . .   14,068     26,715
Operating Expenses. . .   21,107     56,504
                         --------  ---------
(Loss) from operations.   (7,039)   (29,789)
Interest Expense. . . .        0       (700)
Net (Loss). . . . . . .  $(7,039)  $(30,489)
                         --------  ---------
EPS . . . . . . . . . .  $ (0.01)  $  (0.01)
                         --------  ---------

NOTE 7:  GOING  CONCERN

          From the date of inception to June 30, 2002, the Company has net losses from operating activities, which raise substantial doubt about its ability to continue as a going concern.

          The Company is commenced operations in the January, 2001 and has already received contracts for outside vending events.

          Management failed to renew a major contract in May 2002 that was responsible for incurring substantial losses in its operations. This major contract was although had substantial revenue had more costs associated with that revenue. As a consequence, management believes the non-renewal of the contract will level out the operations of the Company.

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

SIX  MONTH  PERIODS  ENDED  JUNE  30,  2002  AND  JUNE  30,  2001

     Income for the six months ended June 30, 2002 was $46,596 compared to income for the six months ended June 30, 2001 of $70,856. The comparative decrease in income of $24,260 during the period ended June 30, 2002 was due largely to the expiration of a catering contract that had proven to be unprofitable in 2001. Net Loss from operations for the six months ended June 30, 2002 was $9,441 compared to net loss for the same period in 2001 of $50,123. Higher losses in 2001 were due in large part to the Company beginning operations. In particular, in 2001 the Company had higher licensing fees, rental expenses, payroll costs and fees paid to officers and consultants.

     Cost of Sales for the six months ended June 30, 2002 was $17,760, resulting in Gross profit of $28,836. Cost of sales for the period ended June 30, 2001 was $34,116, resulting in Gross Profit of $36,749. During the period ended June 30, 2002, expenses were $37,477 compared to expenses for the period ended June 30, 2001 totaling $84,632. Higher expenses in 2001 resulted were due to the Company commencing operations and implementing its business plan.

     During the past year, the Company has been purchasing catering equipment to avoid high rental costs. During the period ended June 30, 2001, the Company invested $6,903 in equipment compared to $211 for the same period in 2002. As a result, rental expenses decreased from $32,380 for the period ended June 30, 2001 to $11,193 for the same period in 2002. The Company also began outsourcing much of its labor resulting in a similar reduction in payroll expenses. Overall labor expenses decreased from $16,513 in 2001 to $9,932 in 2002 for the same respective periods. The Company intends to continue focusing on lowering expenses and catering fewer, more profitable events.

     The Company is in the process of renegotiating contracts with its major event sponsors for better terms on rent and supply costs. Management has also decided not to renew a contract that created a loss at each event. The Company believes that focusing on fewer and larger events will allow better utilization of its resources. Additionally, the Company has decided to use an outside source to obtain its workforce for events. It is expected that this will continue to cut down overall payroll costs.

ITEM  3.  LIQUIDITY  AND  CAPITAL  RESOURCES.

     As of June 30, 2002, the Company had $-0- in cash and total assets of $13,935 consisting of $4,578 in inventory and equipment valued at $9,357. For the period ended June 30, 2001, the Company's assets totaled $5,287 consisting of $1,687 in cash and $3,600 in equipment. Total liabilities as of June 30, 2002 were $54,074 consisting mainly of accounts payable and payroll taxes payable. Total liabilities for the period ended June 30, 2001 were $57,212. These factors resulted in the Company operating at a deficit of $40,139 for the six months ended June 30, 2002 compared to a deficit of $51,925 during the six month period ended June 30, 2001.

     The Company believes that its current needs can be met through continued operations and by securing new accounts on more favorable terms. However, should the Company find it necessary to raise additional capital, the Company may sell common stock of the Company or enter into debt financing agreements.

PART  II.  OTHER  INFORMATION


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002.



Exhibits:

EXHIBIT NUMBER  TITLE                                       LOCATION

          99.1    Certification of Chief Executive Officer  Attached

          99.2    Certification of Chief Financial Officer  Attached


                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DML  SERVICES,  INC.


Date:  August  14,  2002           By: /s/ Michael Flores
                                   -----------------------
                                   Michael  Flores
                                   President  and  CEO


Date:  August  14,  2002           By: /s/ Deborah Flores
                                   -----------------------
                                   Deborah  Flores
                                   Chief  Financial  Officer