Form 10QSB
period 2002-09-30
DML SERVICES INC
filed 2002-10-28
CIK 1135202

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  September  30,  2002

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

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2002: 3,070,000 shares of common stock, par value $.001.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]


                                  FORM 10-QSB
                               DML SERVICES, INC.

                                      INDEX

                                                                           Page
PART I.                        Financial Information

          Item I.  Unaudited Financial Statements                             3

          Accountants Review Report                                           4

          Unaudited Balance Sheet - September 30, 2002 and September 30,
          2001                                                                5

          Unaudited Statements of Operations for the Nine Months Ended
          September 30, 2002 and September 30, 2001                           6

          Unaudited Statement of Shareholders' Equity for the Nine Months
          Ended September 30, 2002 and September 30, 2001                     7

          Unaudited Statements of Cash Flows for the Nine Months Ended
          September 30, 2002 and September 30, 2001                           8

          Notes to Financial Statements, September 30, 2002 and 2001          9

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                     12


PART II.  Other Information
          Item 6.  Exhibits and Reports on Form 8-K                          14

          Signatures                                                         15

(Inapplicable  items  have  been  omitted)

PART  I.

FINANCIAL  INFORMATION

Item  1.  Unaudited  Financial  Statements

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

                   TO THE BOARD OF DIRECTORS AND SHAREHOLDERS

DML  Services,  Inc.
Monterey,  California

                         Independent Accountant's Report
                         -------------------------------


I have reviewed the accompanying balance sheets of DML Services, Inc as of September 30, 2002 and 2001 and the related statement of operations stockholders' equity and the statement of cash flows for the nine months then ended. All information included in these financial statements is the representation of the management of DML Services, Inc.

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



/s/  Hawkins  Accounting
-------------------------



October  11,  2002


                                DML SERVICES, INC
                                  BALANCE SHEET
                          SEPTEMBER 30, 2002 AND 2001


                                                     2002       2001
                                                  ----------  ---------
ASSETS
------------------------------------------------
Current assets
  Cash in bank . . . . . . . . . . . . . . . . .  $     418   $ 58,673
                                                  ----------
  Inventory. . . . . . . . . . . . . . . . . . .      4,459
                                                      4,459     58,673
Fixed assets
  Equipment. . . . . . . . . . . . . . . . . . .     11,697      9,600
  (Less) Accumulated depreciation. . . . . . . .     (3,020)      (480)
                                                  ----------  ---------
    Total fixed assets . . . . . . . . . . . . .      8,677      9,120

    Total assets . . . . . . . . . . . . . . . .  $  13,136   $ 67,793
                                                  ==========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------

Current liabilities
  Accounts payable . . . . . . . . . . . . . . .     29,844      2,787
  Accrued interest . . . . . . . . . . . . . . .          0        470
  Payroll taxes payable. . . . . . . . . . . . .      8,638      5,300
  Sales taxes. . . . . . . . . . . . . . . . . .      3,127      1,922
  Corporate income tax . . . . . . . . . . . . .        800          0
  Note payable-officer . . . . . . . . . . . . .          0     10,000
                                                  ----------  ---------
    Total current liabilities. . . . . . . . . .     42,409     20,479


Shareholders' equity
  Common stock, 50,000,000 shares authorized
  at a par value of $.001, 3,070,000 outstanding      3,070      2,958
  Paid in capital. . . . . . . . . . . . . . . .    149,700     93,812
  Retained deficit . . . . . . . . . . . . . . .   (182,043)   (49,456)
                                                  ----------  ---------
    Total shareholders' equity . . . . . . . . .    (29,273)    47,314

    Total liabilities and shareholders' equity .  $  13,136   $ 67,793
                                                  ==========  =========

               See accountant's report and accompanying footnotes


                        DML SERVICES, INC
                     STATEMENT OF OPERATIONS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                             2002         2001
                                          -----------  -----------
Income . . . . . . . . . . . . . . . . .  $  111,252   $  246,127

Cost of sales. . . . . . . . . . . . . .      35,157       95,080
                                          -----------  -----------

Gross Profit . . . . . . . . . . . . . .      76,095      151,047

Expenses
     Auto expense. . . . . . . . . . . .         424        1,301
     Bank charges. . . . . . . . . . . .         554        1,813
     Consulting. . . . . . . . . . . . .           0        5,500
     Fees to officers. . . . . . . . . .       1,550       20,214
     Depreciation. . . . . . . . . . . .       1,850          480
     Dues. . . . . . . . . . . . . . . .         100
     Equipment . . . . . . . . . . . . .         118        3,201
     Insurance . . . . . . . . . . . . .         873        5,117
     Licenses. . . . . . . . . . . . . .       1,229        3,137
     Office supplies . . . . . . . . . .          43          254
     Payroll . . . . . . . . . . . . . .      16,802       53,598
     Postage . . . . . . . . . . . . . .          87           40
     Professional fees . . . . . . . . .       8,568       26,764
     Rent. . . . . . . . . . . . . . . .      37,015       63,388
     Repairs . . . . . . . . . . . . . .          11        3,570
     Taxes . . . . . . . . . . . . . . .       1,164          901
     Telephone . . . . . . . . . . . . .       3,442        1,585
     Utilities . . . . . . . . . . . . .         140           38
     Other expenses. . . . . . . . . . .           0        2,690
                                          -----------  -----------
          Total expenses . . . . . . . .      73,870      193,691
                                          -----------  -----------
          Income (loss) from operations.       2,225      (42,644)

Other income and (expense)
     Interest expense. . . . . . . . . .           0        1,440
                                          -----------  -----------
Income (loss) prior to income taxes. . .       2,225      (44,084)

State corporate tax. . . . . . . . . . .         800          800
                                          -----------  -----------
          Net Income (loss). . . . . . .  $    1,425   $  (44,884)
                                          ===========  ===========

Net loss per common share. . . . . . . .  $    (0.01)  $    (0.02)
                                                       ===========
Weighted average of shares outstanding .   3,070,000    2,790,367
                                          ===========  ===========

               See accountant's report and accompanying footnotes


                                    DML SERVICES, INC
                            STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                            Nine months ended September 30, 2001

                                                               Paid in   Retained
Date                                    Shares      Amount     Capital    Deficit      Total
------------------------------------  ----------  ----------  ---------  ----------  ---------

December 31, 2000. . . . . . . . . .  2,770,000       2,770                (4,572)     (1,802)
August, 2001 . . . . . . . . . . . .     56,400          56     28,144                 28,200
September, 2001. . . . . . . . . . .    131,600         132     65,668                 65,800
Net loss . . . . . . . . . . . . . .                                      (44,884)    (44,884)
                                      ----------  ----------  ---------  ----------  ---------
                                      2,958,000   $   2,958   $ 93,812   $ (49,456)  $ 47,314
                                     ===========  ==========  =========  ==========  =========


                             Nine months ended September 30, 2002

December 31, 2001. . . . . . . . . .  3,070,000   $   3,070   $149,700   $(183,468)  $(30,698)
Net income . . . . . . . . . . . . .                                        1,425       1,425
                                      ----------  ----------  ---------  ----------
                                      3,070,000   $   3,070   $149,700   $(182,043)  $(29,273)
                                     ===========  ==========  =========  ==========  =========

               See accountant's report and accompanying footnotes


                                DML SERVICES, INC
                            STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

CASH FLOWS FROM
     OPERATING ACTIVITIES
     Net income. . . . . . . . . . . . . . . . . . . .  $  1,425   $(44,884)
     Adjustments to reconcile net income
          to net cash provided by operating activities
          Depreciation . . . . . . . . . . . . . . . .     1,850        480
          Increase in inventory. . . . . . . . . . . .         0          0
          (Decrease) in receivable from officer. . . .         0      1,816
          Increase in accounts payable . . . . . . . .    (9,406)      (213)
          Increase in payroll taxes. . . . . . . . . .      (579)     5,300
          Increase in accrued interest . . . . . . . .         0        398
          Decrease in sales tax. . . . . . . . . . . .       417      1,992
                                                        ---------  ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES. . . . . . .    (6,293)   (35,111)


INVESTING ACTIVITIES
          Purchase of fixed assets . . . . . . . . . .         0      9,600
                                                        ---------  ---------
CASH USED IN INVESTING ACTIVITIES. . . . . . . . . . .                9,600

FINANCING ACTIVITIES
          Sale of Stock. . . . . . . . . . . . . . . .               94,000
          Payment of short term note . . . . . . . . .              (24,000)
          Officer loans. . . . . . . . . . . . . . . .         0     10,000
                                                        ---------  ---------
NET CASH REALIZED FROM FINANCING ACTIVITIES. . . . . .         0     80,000
NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . .    (6,293)    35,289
CASH AND CASH EQUIVALENTS, BEGINNING . . . . . . . . .     6,711     23,384
                                                        ---------  ---------
INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . .  $    418   $ 58,673
                                                        =========  =========

Supplemental disclosure to statement of cash flow
     State income taxes paid . . . . . . . . . . . . .  $    800   $    800
                                                        =========  =========

               See accountant's report and accompanying footnotes

                                DML SERVICES INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30 2002 and 2001

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

          Property  and equipment - Property and equipment are recorded at cost.
          ----------------------
          Maintenance and repairs are expensed as incurred; major renewals and betterments are capitalized. When items of property or equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

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

          Material  Adjustments-Management  is not aware of any adjustments that
          --------------------
          need to be made in order for the financial statements to be in conformity with generally accepted accounting principles.

                                DML SERVICES INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30 2002 and 2001

NOTE  2:     BACKGROUND

          The Company was incorporated under the laws of the State of Nevada on December 20, 2000. Principle operations of the Company commenced in January 2001. The company was a sole proprietorship prior to incorporation and operations are expected to commence in January 2001.


NOTE  3:     RELATED  PARTY  TRANSACTIONS

          The Company entered into an agreement with three of the founders to provide consulting services for the Company. For the nine-month period ending September 30, 2002 and 2001 a total of $1,550 and $20,214 respectively was paid to these stockholders. One of the above mentioned founders loaned the Company $10,000 for a period of nine months at an interest rate of 71/4%. As of June 30, 2001 the Company owed this shareholder the entire sum. The amount was repaid as of December 31, 2001.

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

                                DML SERVICES INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30 2002 and 2001

NOTE  6:  THREE  MONTH  INTERIM  FINANCIAL  INFORMATION


                 For  the  three  months  ending  September  30
                 ----------------------------------------------

                                             2002       2001
                                           ---------  ---------

Revenue . . . . . . . . . . . . . . . . .  $ 64,673   $176,262
Cost of Sales . . . . . . . . . . . . . .    17,397     60,964
                                           ---------  ---------
Gross Profit. . . . . . . . . . . . . . .    47,276    114,298
Operating expenses. . . . . . . . . . . .    36,393.   109,059
                                           ---------  ---------
Income from operations. . . . . . . . . .    10,883      5,239
Interest expense. . . . . . . . . . . . .         0     (1,440)
                                           ---------  ---------
Net (Loss). . . . . . . . . . . . . . . .  $ 10,883   $  3,799
                                           =========  =========

EPS . . . . . . . . . . . . . . . . . . .  $  (0.01)  $  (0.01)
                                           =========  =========

NOTE  7:  GOING  CONCERN

          Up until the third quarter of 2002, the Company, has net losses from operating activities, which raise substantial doubt about its ability to continue as a going concern.

          The Company is commenced operations in the January, 2001 and has already received contracts for outside vending events.

          Management failed to renew a major contract in May 2002 that was responsible for incurring substantial losses in its operations. Although this had substantial revenue it had more costs associated with that revenue. As a consequence, management believes the non-renewal of the contract will level out the operations of the Company.

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

     Over the years of owning and running a local deli, the Company's principals have established many long-standing relationships with potential clients. Management believes that a combination of these relationships, our reputation as an innovative operator, and an experienced management team will enable us to maintain current accounts and secure new contracts.

     According to the management's experience, catering businesses, unlike restaurants, don't tend to have a single average for food cost. Caterers sell volume food. Often they sell the same menu at a lower or higher price depending on the total number of guests. At present most on-premise caterers such as banquet facilities & clubs, run between 17% to 36% in their food costs. Off-premise caterers run higher at 22% to 41%. Unlike a restaurant that tends to sell the same items over and over with the same portion sizes, caterers tend to do the opposite by providing a wide variety of unique items that are tailored to the demands of the particular client or event being catered.

     Our strategy is to gain accounts and strengthen our position in the industry by selectively retaining existing contracts and actively adding new contracts by offering clients a wide variety of quality food options combined with dependable service at competitive prices. Management understands that our revenues are directly affected by the number and quality of events occurring on the Monterrey Peninsula. We expect to facilitate referrals of recurring events by building relationships with existing event sponsors and assisting our clients in marketing their facilities to attract new clients.

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

THREE  MONTH  PERIODS  ENDED  SEPTEMBER  30,  2002  AND  SEPTEMBER  30,  2001

     Revenues for the three months ended September 30, 2002 were $64,673 with cost of sales of $17,397. This resulted in gross profit of $47,276. Operating expenses during this time were $36,393 resulting in net income from operations of $10,883. For the three months ended September 30, 2001, revenues were $176,262 with cost of sales totaling $60,964, resulting in gross profit of $114,298. However, operating expenses during this period were $109,059 and interest expenses were $1,440. As a result, net income for the three months ended September 30, 2001 was $3,799.

NINE  MONTH  PERIODS  ENDED  SEPTEMBER  30,  2002  AND  SEPTEMBER  30,  2001

     Income for the nine months ended September 30, 2002 was $111,252 compared to income for the nine months ended September 30, 2001 of $246,127. The comparative decrease in income of $134,875 during the period ended September 30, 2002 was due largely to the expiration of a catering contract that had proven to be unprofitable in 2001. As a result, the Company realized a modest pre-tax profit of $2,225 for the nine months ended September 30, 2002 compared to Net Loss from operations for the nine months ended September 30, 2001 of $42,644. Higher losses in 2001 were also due to the Company beginning operations. In particular, in 2001 the Company had higher licensing fees, rental expenses, payroll costs and fees paid to officers, consultants, attorneys and accountants.

     Cost of Sales for the nine months ended September 30, 2002 was $35,157, resulting in Gross Profit of $76,095. Cost of sales for the period ended September 30, 2001 was $95,080, resulting in Gross Profit of $151,047. During the nine month period ended September 30, 2002, expenses were $73,870 compared to expenses of $193,691 for the period ended September 30, 2001. Higher expenses in 2001 were largely due to the Company commencing operations and implementing its business plan.

     During the past year, the Company has been purchasing catering equipment to avoid high rental costs. During the period ended September 30, 2001, the Company had rental costs of $63,388. By comparison, rental expenses for the first nine months of 2002 were $37,015, representing a decrease of $26,373 or approximately 42% in rental costs. The Company has also been outsourcing much of its labor resulting in a similar reduction in payroll expenses. Overall labor expenses decreased from $53,598 for the nine months ended September 30, 2001 to $16,802 for the same period in 2002. As a result, the Company has reduced labor costs by approximately 69%, saving $36,796.

     DML Services intends to continue focusing on lowering expenses and catering fewer, more profitable events. The Company believes this strategy will allow it to maintain quality control while reducing overhead. Additionally, the Company will continue to use outside sources to obtain its workforce for events. It is expected that this will facilitate providing high quality food service while reducing overall payroll costs and operating expenses.

ITEM  3.  LIQUIDITY  AND  CAPITAL  RESOURCES.

     As of September 30, 2002, the Company had $418 in cash and total assets of $13,136 consisting of $4,459 in inventory and equipment valued at $11,697, less equipment depreciation expenses of $3,020. For the period ended September 30, 2001, the Company's assets totaled $67,793 consisting of $58,673 in cash and $9,600 in equipment, less depreciation of $480. Higher cash in 2001 was the result of proceeds generated by the Company's initial public offering.

     Total liabilities as of September 30, 2002 were $42,409 consisting mainly of accounts payable of $29,844 and payroll taxes payable of $8,638. Total liabilities for the period ended September 30, 2001 were $20,479. These factors resulted in a shareholders' deficit of $29,273 for the nine months ended September 30, 2002 compared to shareholders' equity of $47,314 during the nine month period ended September 30, 2001.

     The Company believes that its current needs can be met through continued operations and by securing new accounts on more favorable terms. However, should the Company find it necessary to raise additional capital, the Company may sell common stock of the Company or enter into debt financing agreements.

PART  II.  OTHER  INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2002.


Exhibits:

EXHIBIT NUMBER  TITLE                                       LOCATION

          99.1    Certification of Chief Executive Officer  Attached

          99.2    Certification of Chief Financial Officer  Attached

SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DML  SERVICES,  INC.


Date:  October 28, 2002            /s/ Michael Flores
                                   --------------------
                                   Michael  Flores
                                   President  and  CEO


Date:  October 28, 2002            /s/ Deborah Flores
                                   -------------------
                                   Deborah  Flores
                                   Chief  Financial  Officer