Form 10QSB/A
period 2002-09-30
DML SERVICES INC
filed 2002-11-07
CIK 1135202

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

ITEM  3.  CONTROLS  AND  PROCEDURES

     Within the 90-day period prior to the date of this report, we evaluated the effectiveness and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

                                   DML  SERVICES,  INC.


Date:  November 7, 2002            /s/ Michael Flores
                                   --------------------
                                   Michael  Flores
                                   President  and  CEO


Date:  November 7, 2002            /s/ Deborah Flores
                                   -------------------
                                   Deborah  Flores
                                   Chief  Financial  Officer