Form 10KSB
period 2002-12-31
DML SERVICES INC
filed 2003-04-15
CIK 1135202

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    [X] Annual report pursuant to section 13 or 15(d) of the Securities
        Exchange Act of 1934 For the fiscal year ended DECEMBER 31, 2002

    [ ] Transition report under section 13 or 15(d) of the Securities
        Exchange Act of 1934 For the transition period from_____ to_____

                        Commission File Number 333-56262


                        EL CAPITAN PRECIOUS METALS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

NEVADA                                                                88-0482413
-------------------------------                       --------------------------
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
incorporation or organization)

                            7315 East Peakview Avenue
                            Englewood, Colorado 80111
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)

         Issuer's telephone number, including area code: (303) 796-8940

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                          $.001 par value, Common Stock
                                (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenue for its most recent fiscal year was: $125,170

The aggregate market value of the issuer's voting stock held as of March 28, 2003, by non-affiliates of the issuers was $8,056,000 based on the closing market price of the Registrant's common stock of $1.60 as reported by on the OTC Bulletin Board..

As of March 31, 2003, issuer had 15,240,000 shares of its $.001 par value common stock outstanding.

Transitional Small Business Format:   Yes  [ ]   No  [X]

Documents incorporated by reference: none

                        EL CAPITAN PRECIOUS METALS, INC.
                                   FORM 10-KSB

This report may contain certain "forward-looking" statemenTs as such term is defined in the private securities litigation reform act of 1995 or by the securities and exchange commission in iTs rules, regulations and releases, which represent the registrant's expectations or beliefs, including but not limited to, statemenTs concerning the registrant's operations, economic performance, financial condition, growth and acquisition strategies, investmenTs, and future operational plans. For this purpose, any statemenTs contained herein that are not statemenTs of historical fact may be deemed to be forward-looking statemenTs. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intent", "could", "estimate", "might", or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statemenTs. These statemenTs by their nature involve substantial risks and uncertainties, certain of which are beyond the registrant's control, and actual resulTs may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, governmental regulation, managing and maintaining growth, the operations of the company and iTs subsidiaries, volatility of stock price and any other factors discussed in this and other registrant filings with the securities and exchange commission.

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

(a)      Business Development

We were formed as a Nevada corporation on December 20, 2000 and operated under the name of Go Espress until March 17, 2003. We were in the business of providing catering and food services and focused our service in the California Monterey Peninsula. On March 17, 2003, we sold the assets and operations of our catering and foodservice business to Michael Flores and Deborah Flores, executive officers and directors of DML Services, Inc., in exchange for the return by them of 10,040,000 shares of DML Services, Inc. and cash consideration of $50,000 paid by El Capitan Precious Metals, Inc.

On March 18, 2003, we acquired all of the issued and outstanding securities of El Capitan Precious Metals, Inc., a Delaware corporation and changed our name to El Capitan Precious Metals, Inc. The stockholders of El Capitan Precious Metals, Inc. received 13,000,000 shares of our common stock which represents 85% of our total shares outstanding immediately following the exchange. As a result of a four share for one share stock split completed by us on November 25, 2002, and the retirement of 10,040,000 post-reverse split shares which took place immediately prior to closing the exchange transaction, the stockholders of DML Services, Inc. hold 2,240,000 shares of our common stock which represents 15% of the total outstanding shares of our common stock immediately following the exchange.

The stockholders and management of El Capitan Precious Metals, Inc. acquired control of us at the effective time of the exchange. The transaction has been recorded as a reverse acquisition based on factors demonstrating that El Capitan Precious Metals, Inc. constitutes the accounting acquirer. We are now managed by the management and board of directors of El Capitan Precious Metals, Inc.

(b)         Business of Issuer

We are a nominally capitalized development stage company whose only asset is a 40% ownership interest in the El Capitan mine located in Lincoln county, south central New Mexico. The remaining 60% of the El Capitan mine is owned by El Capitan, Ltd, a wholly owned subsidiary of Gold and Minerals Co., Inc., our majority stockholder that owns approximately 67% of our outstanding common stock.

EL CAPITAN PROPERTY

The El Capitan property consists of approximately 200 acres of mineral lands situated in the Capitan Mountains bounded by the Lincoln National Forest. There are four patented and nine Bureau of Land Management lode claims with mineral deposits to a depth of approximately 300 feet. The lode claims known as Mineral Survey Numbers 1440, 1441, 1442 and 1443 were each located in 1902 and patented in 1911.

The mine, currently inactive, was active for 17 years prior to 1994 and our involvement but there are no proven commercial precious metals reserves. All mining and EPA permitting has been approved. Presently, we do not intend to restart mining operations at the El Capitan property as we are a nominally capitalized company and do not have the financial capability to develop and mine the property. Our current intention is to prepare and deliver to mining organizations throughout the United States and abroad information on the El Capitan property and solicit proposals for the resumption of mining operations.

The following mining equipment is located on site:

     o    40 x 80 foot steel building
     o    two impact mills
     o    a screening plant
     o    loaders
     o    water tanks
     o    conveyors
     o    7,500 pound capacity furnace
     o    UHF concentration tables
     o    a fine grading attrition mill
     o    chemical reactors
     o    laboratory and fire assay equipment
     o    150 and 250 watt generators
     o    a magnetic separator
     o    a 150 pound furnace
     o    miscellaneous other mining supplies and equipment

There exists a potential for the discovery of recoverable amounts of precious metals contained within the lode claims. A study focusing upon the iron magnetite/hematite ore confirmed the geometry described by previous investigations. In addition, an extensive geophysical study has shown that the subsurface iron ore is somewhat larger than previously thought and that there is a substantial amount of iron ore contained within the Eastern claims which had not previously been considered. An extensive US Bureau of Mines/ USGS study (Soule' 1947) was conducted in the 1940's focusing on the potential iron ore.

Reserves have been defined as two separate types: (i) iron ore body which has been shown to contain precious metals and associated mineralization, and (ii) banded, fractured mineralized limestone and other rock existing between the main iron ore body 250 to 300 ft. below. Core holes located at strategic points throughout the main ore body and using the six government churn holes completed in the 1940's, developed subsurface information and defines the ore body.

In 2002, our largest stockholder, Gold and Minerals Co., Inc., which owns 60% of the El Capitan property, commissioned drilling and assay reports that were completed by Albuquerque Geological of Albuquerque, New Mexico. The following information was taken from the drilling and assay reports prepared for Gold and Minerals Co., Inc.

RESERVE SUMMARY OF IN-PLACE TONS OF IRON ORE AND MINERAL:

                      PROVEN        INDICATED        INFERRED           TOTAL
Iron Ore            4,674,869       2,136,494          738,742         7,550,105
Mineral                     -       8,231,696       50,021,199        58,252,895
                                                                      ----------
                                                                      65,803,000

A preliminary core-sampling program was recently completed for Gold and Minerals Co., Inc. Below is a summary of the analytical results of modified fire assay. In addition to the gold results shown below, the reports also showed concentrations of silver and other precious metals (platinum group) present in the samples, subject to further testing.

                                                    GOLD,
       SAMPLE #            CORE HOLE #         TROY OZ./ TON*
       --------            -----------         --------------
          1.                    2.                   .07
          2.                    2.                   .09
          3.                    3.                   .13
          4.                    5.                   .22
          5.                    5.                   .34
          6.                    5.                   .23
          7.                    5.                   .41
          8.                    4.                   .38
          9.                    4.                   .11
         10.                    4.                   .12
         11.                    4                    .22

*A program of significantly larger sampling and testing will be required to accurately gauge the concentrations of recoverable amounts of precious metals on the property, if any. As a result, until such further testing is conducted, there is no assurance there are any recoverable commercial precious metals reserves on the property, or that we will be successful in finding a mining company partner to assist us in developing the El Capitan property and determining the potential for commercial reserves.

MINING PROCESS

We do not have the financial capability to mine the El Capitan property. However, should we be successful in finding a partner to develop the site, the typical mining process begins with precious metal containing ore being dug from the surface or blasted from the rock face in underground mines. It is then hauled to the surface where a crushing plant reduces the ore to less than 3/4 inch in size. The ore is then milled to increasingly smaller sizes until it is properly prepared for the smelting process. The precious metals are then separated from the rock by smelting, or heating, enabling it to be poured into molds. The molded metals are then dissolved and separated into individual precious metals groups.

GOLD

According to the World Gold Council, in 2001, mine production amounted to 2,604 tons, or 67% of total gold demand in that year. Gold production has been growing in recent years, but the real acceleration took place after the late 1970s, when output was in the region of 1,500 tons per year.

Gold is traded as an investment on various world markets including London, New York, Zurich and Tokyo and are fixed twice daily in London. The "fix" is the reference price on which a large number of gold transactions around the world are based. The price is set by a number of market members matching buy and sell orders from all over the world. The high London afternoon fix price for gold in the first quarter of 2003 was $382.10 with a low of $340.55.

High, low and average London afternoon fix prices for the years ended December 31, 2002, 2001 and 2000 are as follows:

GOLD - LONDON AFTERNOON FIX PRICES - US DOLLARS

    YEAR ENDED                  HIGH              LOW            AVERAGE
    ----------                  ----              ---            -------
December 31, 2002              349.30           277.75            309.73
December 31, 2001              293.25           255.95            271.04
December 31, 2000              312.70           263.80            279.11
Data Source: Kitco

Should we be successful in developing and mining the El Capitan property and recovering appreciable amounts of gold or other precious metals, our revenues would be highly dependent upon the price of gold and/or other precious metals, the market for which can be highly volatile. There is no assurance that should the El Capitan property be successfully mined, it will generate significant revenue from the sale of any precious metals to provide appreciable revenue to our company.

COMPETITION

The mining industry is dominated by multi-billion dollar, multi-national companies that possess resources exponentially greater than ours. As a result of our financial condition, we do not intend to directly compete with these companies but rather will solicit offers to assist us in mining the El Capitan property, of which there can be no assurance.

GOVERNMENT REGULATION

Mining and exploration is highly regulated and subject to various consistently changing federal and state laws and regulations governing the protection of the environment. These laws, which are becoming more and more restrictive, include: the Clean Water Act; the Clean Air Act; the Comprehensive Environmental Response, Compensation and Liability Act; the Emergency Planning and Community Right-to-Know Act; the Endangered Species Act; the Federal Land Policy and Management Act; the National Environmental Policy Act; the Resource Conservation and Recovery Act; and related state laws. The environmental protection laws dramatically impact the mining and mineral extraction industries, both from a standpoint of the use of hazardous materials in the mining and extraction process and the standpoint of returning the land to a natural look after the mining process is completed. Compliance with Environmental Protection Agency regulations of the federal government as well as individual state environmental laws can be expensive and time consuming.

EMPLOYEES

We currently have two employees who are our officers and directors. Our officers and directors devote only such time to our business as is necessary to conduct the operations of the company.


ITEM 2.  DESCRIPTION OF PROPERTY.

We are the 40% owner of approximately 200 acres of mineral lands situated in the Capitan Mountains, Lincoln county, south central New Mexico. This property is located approximately one mile from Highway 246 approximately six miles north of the town of Capitan, New Mexico. Ingress to the property is over dirt road.

Presently, our secretary provides office space at no cost to us and it is anticipated this arrangement will continue for the foreseeable future. Prior to our acquisition of El Capitan Precious Metals, Inc. on March 18, 2003, our then President, Michael Flores, provided us office space at no cost.


ITEM 3.  LEGAL PROCEEDINGS.

Our company is not a party in to any bankruptcy, receivership or other legal proceeding, and to the best of our knowledge, no such proceedings by or against us have been threatened.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)      Market Information

Our common stock is not listed on any exchange; however, market quotes for the Company's common stock (under the symbol "DMSV") may be obtained from the OTC Bulletin Board ("OTCBB"). The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter ("OTC") securities. The following table sets forth, for the indicated fiscal periods, the high and low bid prices (as reported by the OTCBB) for the Company's common stock and all historical quotes are revised for a 4 for 1 stock split effective November 25, 2002. Our stock began trading during the second quarter of 2002, and accordingly, no quotes are available prior to that date.

                                                      Bid Price
                                                      ---------
                                             High                   Low
2002                                         ----                   ---
Second Quarter (June 30, 2002)               $0.70                 $0.50
Third Quarter (September 30, 2002)           $0.70                 $0.10
Fourth Quarter (December 31, 2002)           $1.55                 $0.07

The prices set forth in this table represent quotes between dealers and do not include commissions, mark-ups or mark-downs, and may not represent actual transactions.

(b)      Holders

The number of record holders of our common stock as of March 31, 2003, was 24 according to our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name.

(c)      Dividends

We have not paid, nor declared, any dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

(d)      Recent Sales of Securities

None.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

LIQUIDITY AND CAPITAL RESOURCES

Our only asset is a 40% ownership interest in the El Capitan property which currently generates no revenue. As there is no assurance the El Capitan property will ever generate revenue or if it does, that any revenue generated will be sufficient to fund our operations, we are reliant on loans from officers, directors, stockholders and others to fund our operations. In addition, we may sell securities including common stock and/or issue warrants to purchase common stock to raise additional funds thereby diluting our current stockholders.

RESULTS OF OPERATIONS FOR THE PERIODS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001.

For the 12 months period ended December 31, 2002, the Company generated revenue of $125,170 and gross profits of $79,271. The Company had expenses of $76,589, resulting in a net income of $1,883. Expenses were due mainly to administrative costs in the form of payroll, consulting, professional, and officer's fees, and equipment rental. For the 12 months period ended December 31, 2001, the Company generated $284,938 of general revenue and showed a gross profits of $163,642. For the period ended December 31, 2001 the Company had expenses of $339,115, resulting in a net deficit of $175,473.

For the 12 months period ended December 31, 2002, the Company had liquid assets of $2,671 consisting of $789 cash in hand and inventory of $1,882. The Company also had fixed assets in the form of catering equipment of $8,188. Total assets for the Company in the year 2002 consisted of $10,859. For the 12 months period ended December 31, 2001, the Company had liquid assets of $11,170 consisting of $6,711 cash in hand and inventory of $4,459. The Company also had fixed assets in the form of catering equipment of $10,527. Total assets for the Company in the year 2001 consisted of $21,696. The reduction in cash assets for the year 2002 is attributable to expenses incurred in developing operations, purchasing equipment and inventory, and in repaying a loan from the Company's director. The Company believes that it has sufficient cash on hand to satisfy its administrative needs for the next twelve months.

For the year ended December 31, 2002 the Company's liabilities consisted of $28,231 in accounts payable, $9,217 in payroll taxes payable, $800 in state corporate taxes payable, and $1,426 in sales tax payable for total liabilities of $39,674. Liabilities for the year ended December 31, 2001 consisted of $39,250 in accounts payable, $9,217 in payroll taxes payable, $800 in state corporate taxes payable, and $3,127 in sales tax payable for total liabilities of $52, 394. Again, the increase in liabilities is attributable to expenses incurred in expanding operations during the year 2001.


ITEM 7.  FINANCIAL STATEMENTS.

The financial statements and related information required to be filed begin on page 14 and are incorporated herein.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a)      Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

NAME                AGE     POSITION                           SINCE
----                ---     --------                           -----
Michael Flores*      38     President and Director         December 2000
Deborah Flores*      29     Secretary, Treasurer and       December 2000
                            Director


* Each of the above referenced officers and directors resigned their positions effective March 19, 2003, with the closing of our acquisition of El Capitan Precious Metals, Inc.

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

(b)      Significant Employees

Not applicable.

(c)      Family Relationships

Michael Flores and Deborah Flores, who were two of our officers and directors as of December 31, 2002, are husband and wife.

(d)      Involvement in Certain Legal Proceedings

Not applicable.

COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 ("Section 16") requires our officers, directors and persons who own more than ten percent of our voting securities to file reports of their ownership and changes in such ownership with the Securities and Exchange Commission (the "Commission"). Commission regulations also require that such persons provide us with copies of all Section 16 reports they file. Based solely upon its review of such reports received by us, or written representation from certain persons that they were not required to file any reports under Section 16, we believe that, during the fiscal year ending December 31, 2002, our officers and directors have complied with all
Section 16 filing requirements.


ITEM 10.  EXECUTIVE COMPENSATION

(a)      General

None of our executive officers were paid any compensation during the 11 days between the date of incorporation on December 20, 2000 and the end of 2000. DML does not have employment contracts with its executive officers. The chart below details the amounts paid to our former President, Michael Flores, the only officer who received a salary for the years indicated.

(b)      Summary Compensation Table

                                      Annual Compensation
                           -------------------------------------     Long-Term
Name and Principal                                 Other Annual    Compensation   All Other
-------------------                                -------------   -------------  ---------
Position             Year  Salary ($)   Bonus($)  Compensation($)   Option/SARs  compensation
--------             ----  ----------   --------  ---------------   -----------  ------------
Michael Flores       2002     4,900        -0-          -0-             -0-          -0-
 President/Director  2001    33,379        -0-          -0-             -0-          -0-
                     2000      500         -0-          -0-             -0-          -0-

(c) Option/SAR grants table

Not Applicable.

(d) Aggregated option/SAR exercises and fiscal year-end option table

Not Applicable.

(e) Long-term incentive plan ("LTIP") awards table

Not Applicable.

(f) Compensation of directors

Our directors received no compensation for their services as directors during the year ended December 31, 2002.

(g) Employment contracts and termination of employment and change-in-control arrangements

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

(h) Report on repricing of options/SARs

Not Applicable.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of March 31, 2003, the number and percentage of the 15,240,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                       Name and Address        Amount and Nature of   Percent of
Title of Class       of Beneficial Owner       Beneficial Ownership      Class
--------------       -------------------       --------------------      -----
    Common       Gold and Minerals Co., Inc.       10,075,000(1)         66.1%
                         PO Box 5148
                      Phoenix, AZ 85261

    Common             Thomas B. Olson                130,000             0.8%
                     7315 E. Peakview Ave
                     Englewood, CO 80111

    Common              Wayne W. Mills                975,000             6.4%
                      5020 Blake Road S
                       Edina, MN 55436

    Common        All Officer and Directors        10,205,000(1)         67.0%
                   as a Group (2 Persons)

(1) Charles Mottley, who became President and is our sole Director effective with the acquisition of El Capitan Precious Metals, Inc. on March 18, 2003, is an officer and director of Gold and Minerals Co., Inc.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Not Applicable


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2002.

EXHIBITS

None

ITEM 14.  CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report. Based on that review and evaluation, the CEO has concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    DML  SERVICES, INC.
                                    (Registrant)


Date: April 14, 2003                By:/s/ Charles Mottley
      --------------                   -----------------------------------------
                                       Charles Mottley, President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: April 14, 2003                   /s/ Charles Mottley
      --------------                   -----------------------------------------
                                       Charles Mottley, President, Chief
                                       Executive Officer, Chief Financial
                                       Officer, President & Director

        CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
           EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Charles Mottley, certify that:

1. I have reviewed this annual report on Form 10-K of El Capitan Precious Metals, Inc. and subsidiaries (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):


     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 13, 2003
                                       /s/ Charles Mottley
                                       -----------------------------------------
                                       Charles Mottley
                                       President and Chief Executive Officer

                                       /s/ Michael Flores
                                       -----------------------------------------
                                       Michael Flores
                                       Former President and Chief Executive
                                       Officer until March 18, 2003

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
DML Services, Incorporated
Seaside, California


INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying balance sheet of DML Services, Incorporated as of December 31, 2002, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the years ending December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.


I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides reasonable basis for my opinion.

In my opinion, the financial statements referred above present fairly, in all material respects, the financial position of DML Services, Incorporated as of December 31, 2002, 2001 and 2000, the results of operations the cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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





/S/ HAWKINS ACCOUNTING

April 5, 2003

                                DML SERVICES, INC
                                  BALANCE SHEET
                         DECEMBER 31 2002, 2001 AND 2000

ASSETS                                         2002         2001        2000
------                                         ----         ----        ----

Current assets
    Cash in bank                            $     789    $   6,711    $  23,384
    Receivable from officer                         0            0        1,886
    Inventory                                   1,882        4,459            0
                                            ---------    ---------    ---------
      Total current assets                      2,671       11,170       25,270
Fixed assets
    Equipment                                  11,697       11,697            0
    Accumulated depreciation                   (3,509)      (1,170)           0
                                            ---------    ---------    ---------
      Net fixed assets                          8,188       10,527            0
                                            ---------    ---------    ---------
      Total assets                          $  10,859    $  21,696    $  25,270
                                            =========    =========    =========

LIABILITIES AND SHAREHOLDERS'
EQUITY

Current liabilities
    Accounts payable                        $  28,231    $  39,250    $   3,000
    Accrued interest                                             0           72
    Payroll taxes payable                       9,217        9,217
    State corporate tax payable                   800          800
    Sales tax payable                           1,426        3,127
    Note payable-officer                                         0       24,000
                                            ---------    ---------    ---------
      Total current liabilities                39,674       52,394       27,072

Shareholders' equity
    Common stock, 50,000,000 shares
    authorized
    at a par value of $.001, 3,070,000
    outstanding                                 3,070        3,070        2,770
    Paid in capital                           149,700      149,700
    Retained deficit                         (181,585)    (183,468)      (4,572)
                                            ---------    ---------    ---------
      Total shareholders' equity              (28,815)     (30,698)      (1,802)
                                            ---------    ---------    ---------

      Total liabilities and shareholders'
      equity                                $  10,859    $  21,696    $  25,270
                                            =========    =========    =========

                         See accountant's review report

                                DML SERVICES, INC
                             STATEMENT OF OPERATIONS
         FOR THE YEAR ENDED DECEMBER 31, 2002, 2001 AND FROM DECEMBER 20
                    (DATE OF INCEPTION) TO DECEMBER 31, 2000

                                                2002          2001          2000
                                                ----          ----          ----
Income                                     $   125,170   $   284,938    $         0
Cost of sales                                   45,899       121,296              0
                                           -----------   -----------    -----------
Gross profit                                    79,271       163,642              0

Expenses
    Auto expense                                   529         1,577
    Bank charges                                   604         1,774
    Consulting                                                29,200            500
    Fees to officers                             4,900        66,439
    Depreciation                                 2,339         1,170
    Dues                                           115
    Equipment                                      203         2,608
    Insurance                                      700         6,779
    Licenses                                     1,055         3,471
    Office supplies                                177         1,195
    Payroll costs                               19,851        70,766
    Postage                                         52           442
    Professional fees                           19,318        34,996          4,000
    Rent                                        20,842        99,300
    Repairs                                        776         3,579
    Taxes                                          791         3,119
    Telephone                                    4,291         2,516
    Utilities                                      160           180
    Other expenses                               9,889
                                           -----------   -----------    -----------
          Total expenses                        76,589       339,115          4,500
                                           -----------   -----------    -----------
          Income (loss) from operations          2,683      (175,473)        (4,500)
Other income and (expense)
     Interest expense                                0        (2,624)           (72)
                                           -----------   -----------    -----------
Income (loss) prior to income taxes              2,683      (178,096)        (4,572)
State corporate tax expense                        800           800              0
                                           -----------   -----------    -----------
          Net loss                         $     1,883   $  (178,896)   $    (4,572)
                                           ===========   ===========    ===========
Net loss per common share                  $      0.01   $     (0.06)   $     (0.00)
                                           ===========   ===========    ===========
Weighted average of shares
outstanding                                  3,070,000     2,856,150      2,770,000
                                           ===========   ===========    ===========

                         See accountant's review report

                               DML SERVICES, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
       FOR YEAR ENDING DECEMBER 31, 2002, 2001 AND FROM DECEMBER 20, 2000
                    (DATE OF INCEPTION) TO DECEMBER 31, 2000

                                      2002
                                      ----
                                                  Paid in        Retained
      Date            Shares        Amount        Capital        Deficit         Total
      ----            ------        ------        -------        -------         -----
December 20, 2000    2,500,000    $    2,500    $        0    $               $      2,500
December 20, 2000       10,000            10                                            10
December 20, 2000       10,000            10                                            10
December 22, 2000      125,000           125                                           125
December 22, 2000      125,000           125                                           125
Net loss                                                            (4,572)         (4,572)
                                                                                         0
                    -----------   -----------   -----------   -------------   -------------
                     2,770,000    $    2,770    $        0    $     (4,572)   $     (1,802)
                    ===========   ===========   ===========   =============   =============

                                      2002
                                      ----
                                                  Paid in        Retained
      Date            Shares        Amount        Capital        Deficit         Total
      ----            ------        ------        -------        -------         -----
December 31, 2000    2,770,000    $    2,770    $             $     (4,572)   $     (1,802)
August, 2001            56,400            56        28,144                          28,200
September, 2001        131,600           132        65,668                          65,800
October,2001             1,400             1           699                             700
November,2001          110,600           111        55,189                          55,300
                                                                                         0
Net loss                                                          (178,896)       (178,896)
                                                                                         0
                    -----------   -----------   -----------   -------------   -------------
                     3,070,000    $    3,070    $  149,700    $   (183,468)   $    (30,698)
                    ===========   ===========   ===========   =============   =============

                         See accountant's review report

                               DML SERVICES, INC.
                             STATEMENT OF CASH FLOWS
        FOR THE YEAR ENDINF DECEMBER 31, 2002, 2001 AND DECEMBER 20, 2000
                    (DATE OF INCEPTION) TO DECEMBER 31, 2000

CASH FLOWS FROM
OPERATING ACTIVITIES                                   2002         2001         2000
                                                       ----         ----         ----
Net income                                          $   1,883    $(178,896)   $  (4,572)
Adjustments to reconcile net income
     to net cash provided by operating activities
     Depreciation                                       2,339        1,170            0
     Decrease in receivable from officer                    0        1,886       (1,886)
      (Increase) in inventory                           2,576       (4,459)           0
     Increase (Decrease) in accounts payable          (11,019)      36,250        3,000
     Increase in payroll taxes                              0        9,217            0
     Increase in corporate tax                              0          800            0
     Increase in sales tax payable                     (1,701)       3,127            0
     Increase in accrued interest                           0          (71)          72
                                                    ---------    ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES              (5,922)    (130,976)      (3,386)

INVESTING ACTIVITIES
     Purchase of fixed assets                               0       11,697            0
                                                    ---------    ---------    ---------
CASH USED IN INVESTING ACTIVITIES                           0       11,697            0

FINANCING ACTIVITIES
     Sale of stock                                          0      150,000        2,770
     Payment of short term note                             0      (34,000)           0
     Proceeds from borrowings                               0            0       24,000
     Officer loans                                          0       10,000            0
                                                    ---------    ---------    ---------
NET CASH REALIZED FROM FINANCING ACTIVITIES                 0      126,000       26,770
                                                    ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH                        (5,922)     (16,673)      26,770
CASH AT THE BEGINNING OF THE PERIOD                     6,711       23,384            0
                                                    ---------    ---------    ---------
CASH AT THE END OF THE PERIOD                       $     789    $   6,711    $  23,384
                                                    =========    =========    =========

Supplemental disclosure to statement of cash flow
     Interest paid                                  $       0    $   2,624    $       0
     State income taxes paid                        $     800    $     800    $       0
                                                    =========    =========    =========

                         See accountant's review report

                                DML SERVICES, INC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 and 2000

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

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

         CASH AND CASH EQUIVALENTS - For financial statement presentation purposes, the Company considers all short-term investments with a maturity date of three months or less to be cash equivalents.

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

                                DML SERVICES, INC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 and 2000

NOTE 2:  BACKGROUND
         ----------

         The Company was incorporated under the laws of the State of Nevada on December 20, 2000.

NOTE 3:  RELATED PARTY TRANSACTIONS
         --------------------------

         The Company entered into an agreement with one of the founders Michael Flores to provide consulting services for the Company during its development stage. During the period from inception to year ending December 31, 2000 a total of $500 was paid to this founder. The founder further borrowed $1,886 to pay costs of operating the sole proprietorship prior to incorporation. That amount was paid back during the year ended December 31, 2001. The Mr. Flores advanced the Company $10,000 in working capital during the current year that was repaid during the year without interest. The Company paid Mr. Flores a total of $4,900 and $33,739 during the year ended December 31, 2002 and 2001 respectively.

NOTE 4:  INCOME TAXES
         ------------

         The benefit for income taxes from operations consisted of the following components: current tax benefit of $63,000 resulting from a net operating loss before income taxes, and a deferred tax expense of $63,000 resulting from a valuation allowance recorded against the deferred tax asset resulting from net operating losses. Net operating loss carryforward will expire in 2020 and 2021. Taxes of $800 were paid for California franchise tax.

         The valuation allowance will be evaluated at the end of the each year considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer required.

NOTE 5:  NOTE PAYABLE
         ------------

         For the year ended December 31, 2000 the Company entered into an agreement to borrow $24,000 from one the founders. The terms of the note are 12 percent per annum. Payment of the note was due in principal and accrued interest from the proceeds of the Company's proposed IPO or on December 22, 2001, whichever was first. The note was paid during the year ended December 31, 2001.

                                DML SERVICES, INC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 and 2000

NOTE 6:  PUBLIC OFFERING
         ---------------

         During the year ending December 31, 2001 the Company raised a $150,000 through the sale of 300,000 shares of its common stock in an initial public offering.

NOTE 7:  GOING CONCERN
         -------------

         The Company has suffered substantial losses from operating activities, which raise substantial doubt about its ability to continue as a going concern.

         During the current year the Company entered into negotiations that restructure its contracts with their major event sponsors for more favorable terms in order to achieve profitability for the future. Management is also currently trying to expand the business into other events to increase revenue flow.

         There is no assurance that the Company will be successful in its efforts to raise additional proceeds or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 8:  SUBSEQUENT EVENT
         ----------------

         In November 2002, the Company executed a letter of intent acquire all of the outstanding common stock of El Capitan Precious Metals, Inc. ("El Capitan") in a transaction contemplated to be a tax-free exchange. Under the terms of the transaction, DML Services will issue 13,000,000 shares of common stock to El Capitan's stockholders to acquire all of El Capitan's outstanding shares so that following completion of the transaction, the combined Company will have a total 15,240,000 shares outstanding. This proposed transaction had not been completed as of December 31, 2002.