Form 10QSB
period 2003-03-31
DML SERVICES INC
filed 2003-05-20
CIK 1135202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2003


             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________to_________


                          Commission File No. 333-56262


                        EL CAPITAN PRECIOUS METALS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



Nevada                                                                88-0482413
------------------------------                               -------------------
(State or other jurisdiction                                    of (IRS Employer
incorporation or organization)                               Identification No.)


                           7315 East Peakview Avenue
                            Englewood, Colorado 80111\
               ---------------------------------------------------
               (Address of principal executive offices) (Zip code)


                                 (303) 796-8940
               ---------------------------------------------------
               (Registrant's telephone number including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock outstanding at May 20, 2003: 15,665,000

                        EL CAPITAN PRECIOUS METALS, INC.

                                      INDEX

PART I    FINANCIAL INFORMATION                                                                  Page
                                                                                                 ----
          Item 1. Unaudited financial statements:

                  Independent accountants' report                                                1

                  Condensed consolidated balance sheet - March 31, 2003                          2

                  Condensed consolidated statements of operations - three months and six months ended March 31, 2003, and the period from
                  July 26, 2002 (inception) through March 31, 2003                               3

                  Condensed consolidated statements of changes in stockholders'
                  deficit- period from July 26, 2002 (inception) through March 31, 2003          4

                  Condensed consolidated statements of cash flows - six months ended March 31, 2003, and the period from July 26, 2002
                  (inception) through March 31, 2003                                             5

                  Notes to condensed consolidated financial statements                      6 - 13

          Item 2. Management's discussion and analysis of financial
                  condition and results of operations                                      14 - 17

PART II   OTHER INFORMATION

          Item 1. Legal proceedings                                                             17

          Item 2. Changes in securities and use of proceeds                                     17

          Item 4. Controls and procedures                                                       18

          Item 5. Other information                                                             18

          Item 6. Exhibits and reports on Form 8-K                                              18

                  Signature                                                                     18

                  Certification                                                                 19

                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors
El Capitan Precious Metals, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of El Capitan Precious Metals, Inc. and subsidiary (a Development Stage Company) as of March 31, 2003, the related condensed consolidated statements of operations for the three-month and six-month periods ended March 31, 2003, and the period from July 26, 2002 (inception) through March 31, 2003, the condensed consolidated statement of stockholders' deficit from July 26, 2002 (inception) through March 31, 2003, and the condensed consolidated statements of cash flows for the six-month period ended March 31, 2003, and the period from July 26, 2002 (inception) through March 31, 2003. These interim condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.



/S/ GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
May 19, 2003

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2003
                                   (UNAUDITED)


                                     ASSETS

Current assets:
     Cash                                                     $     1,851
     Prepaid expenses and other                                     6,962
     Notes receivable, related party (Note 3)                      12,500
                                                              -----------
         Total current assets                                      21,313
                                                              -----------
Deposits                                                           72,508
                                                              -----------
                                                              $    93,821
                                                              ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                         $     7,618
     Accrued liabilities, related parties                          62,500
     Interest payable                                               8,566
     Notes payable, related party (Note 3)                        120,000
     Notes payable, other (Note 4)                                267,000
                                                              -----------
         Total liabilities (all current)                          465,684
                                                              -----------

Commitments and contingencies (Notes 4 and 5)

Stockholders' deficit (Note 7):
     Common stock, $0.001 par value; 50,000,000 shares
       authorized; 15,665,000 shares issued and outstanding        15,665
     Additional paid-in capital                                   723,579
     Deficit accumulated during the development stage          (1,111,107)
                                                              -----------
         Total stockholders' deficit                             (371,863)
                                                              -----------
                                                              $    93,821
                                                              ===========

           See notes to condensed consolidated financial statements.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

            THREE AND SIX MONTHS ENDED MARCH 31, 2003, AND THE PERIOD
              FROM JULY 26, 2002 (INCEPTION) THROUGH MARCH 31, 2003
                                   (UNAUDITED)


                                                                        Period from
                                                                        July 26, 2002
                                        Three months     Six months      (inception)
                                           ended           ended           through
                                          March 31,       March 31,       March 31,
                                            2003            2003            2003
                                        ------------    ------------    ------------
General and administrative expenses:
     Professional fees                  $   (217,500)   $   (314,144)   $   (325,506)
     Compensation expense                   (380,000)       (380,000)       (380,000)
     Management fees, related
       parties (Note 3)                     (383,000)       (386,000)       (396,000)
     Other                                      (759)           (883)           (883)
                                        ------------    ------------    ------------
                                            (981,259)     (1,081,027)     (1,102,389)
                                        ------------    ------------    ------------

Other income (expense):
     Interest income                              62              62              62
     Interest expense:
         Related parties (Note 3)             (2,367)         (4,787)         (5,002)
         Other                                (3,233)         (3,778)         (3,778)
                                        ------------    ------------    ------------
                                              (5,538)         (8,503)         (8,718)
                                        ------------    ------------    ------------

Net loss                                $   (986,797)   $ (1,089,530)   $ (1,111,107)
                                        ============    ============    ============

Basic and diluted net loss per common
     share                              $      (0.07)   $      (0.08)   $      (0.09)
                                        ============    ============    ============
Weighted average number of common
     shares outstanding                 $ 13,362,344    $ 12,867,324    $ 12,491,931
                                        ============    ============    ============

           See notes to condensed consolidated financial statements.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

          PERIOD FROM JULY 26, 2002 (INCEPTION) THROUGH MARCH 31, 2003
                                   (UNAUDITED)


                                                                                           Deficit
                                                                                         accumulated
                                                 Common stock             Additional     during the
                                         ----------------------------      paid-in       development
                                            Shares          Amount         capital          stage           Total
                                         ------------    ------------    ------------    ------------    ------------
Initial issuance of common stock in
  September 2002                            1,105,000    $      1,105    $     (1,096)                   $          9

Net loss                                                                                 $    (21,577)        (21,577)
                                         ------------    ------------    ------------    ------------    ------------

Balances at September 30, 2002              1,105,000           1,105          (1,096)        (21,577)        (21,568)

Issuance of common stock to
  Gold and Minerals Company, Inc.
  in November 2002, in connection
  with purchase of 40% interest in
  certain assets of El Capitan,
  Ltd. (Note 1)                            10,075,000          10,075         (10,067)                              8

Issuance of common stock for cash           1,820,000           1,820          (1,806)                             14
                                         ------------    ------------    ------------    ------------    ------------

                                           13,000,000          13,000         (12,969)        (21,577)        (21,546)


Acquisition of DML Services on
  March 18, 2003 (Note 1)                   2,240,000           2,240         (52,027)                        (49,787)

Common stock issued for services
  in March 2003 (Notes 3 and 5)               425,000             425         679,575                         680,000

Warrants issued for services in
  March 2003 (Notes 5 and 7)                                                  109,000                         109,000

Net loss                                                                                   (1,089,530)     (1,089,530)
                                         ------------    ------------    ------------    ------------    ------------

Balances at March 31, 2003                 15,665,000    $     15,665    $    723,579    $ (1,111,107)   $   (371,863)
                                         ============    ============    ============    ============    ============

           See notes to condensed consolidated financial statements.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              SIX MONTHS ENDED MARCH 31, 2003, AND THE PERIOD FROM
                JULY 26, 2002 (INCEPTION) THROUGH MARCH 31, 2003
                                   (UNAUDITED)

                                                                            Period from
                                                                           July 26, 2002
                                                             Six months     (inception)
                                                                ended         through
                                                              March 31,       March 31
                                                                2003            2003
                                                             -----------    -----------
 Cash flows from operating activities:
    Net loss                                                $(1,089,530)   $(1,111,107)
                                                             -----------    -----------
     Adjustments to reconcile net loss to net cash used in
      operating activities:
         Stock-based compensation expense                        789,000        789,000
         Changes in operating assets and liabilities:
            Increase in prepaid expenses and other                (6,962)        (6,962)
            (Decrease) increase in accounts payable               (2,340)         7,618
            Increase in accrued liabilities                       61,072         71,287
                                                             -----------    -----------
            Total adjustments                                    840,770        860,943
                                                             -----------    -----------
            Net cash used in operating activities               (248,760)      (250,164)
                                                             -----------    -----------

Cash flows from investing activities:
     Deposit in connection with proposed asset purchase          (55,008)       (72,508)
     Issuance of notes receivable                                (12,500)       (12,500)
     Cash paid in connection with acquisition of DML             (50,000)       (50,000)
                                                             -----------    -----------
            Net cash used in investing activities               (117,508)      (135,008)
                                                             -----------    -----------

Cash flows from financing activities:
     Proceeds from the sale of common stock                           14             23
     Issuance of notes payable                                   267,000        387,000
                                                             -----------    -----------
            Net cash provided by financing activities            267,014        387,023
                                                             -----------    -----------

(Decrease) increase in cash                                      (99,254)         1,851
Cash, beginning                                                  101,105
                                                             -----------    -----------
Cash, ending                                                 $     1,851    $     1,851
                                                             ===========    ===========

           See notes to condensed consolidated financial statements.
                                       5

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDARY
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            THREE AND SIX MONTHS ENDED MARCH 31, 2003, AND THE PERIOD
              FROM JULY 26, 2002 (INCEPTION) THROUGH MARCH 31, 2003
                                   (UNAUDITED)

1.   BUSINESS, ORGANIZATION AND INTERIM FINANCIAL STATEMENTS:

     BUSINESS:

     On July 26, 2002, El Capitan Precious Metals, Inc. ("El Capitan" or the
       "Company") was incorporated as a Delaware corporation to engage in the business of acquiring mining properties containing precious metals, principally gold, silver, and platinum. The Company is in the development stage, and since inception, has devoted substantially all of its efforts to raising capital and negotiating the acquisition of an interest in a mining property, discussed below.

     ORGANIZATION:

     The Company was previously organized as DML Services, Inc. ("DML"), a
       Nevada corporation, formed in 2000. On March 17, 2003, DML sold the assets and operations of its catering and food-service business to the executive officers and directors of DML in exchange for the return of 10,040,000 shares of DML and a cash payment of $50,000, paid to the former officers and directors by El Capitan. On March 18, 2003, DML acquired all of the issued and outstanding common stock of El Capitan in exchange for 13,000,000 shares of the DML's common stock issued to the El Capitan stockholders, which represented 85% of the Company's total shares outstanding immediately following the exchange. As a result of a four share for one share stock split completed by DML on November 25, 2002, and the retirement of 10,040,000 post-reverse-split shares which took place immediately prior to closing the transaction, the stockholders of DML hold 2,240,000 shares of the Company's common stock, which represents 15% of the total outstanding shares of common stock of the Company immediately following the exchange.

     The El Capitan transaction has been recorded as a reverse acquisition based on factors demonstrating that El Capitan constitutes the accounting acquirer. The shareholders of El Capitan received 85% of the post-acquisition outstanding common stock of DML. In addition, post-acquisition management personnel and the sole board member of the Company now consist of individuals previously holding positions with El Capitan. The purchase price applied to the reverse acquisition was based on the net book value of the underlying assets of DML prior to the transaction. The historical stockholders' equity of El Capitan prior to the exchange has been retroactively restated (a recapitalization) for the equivalent number of shares received in the exchange after giving effect to any differences in the par value of the DML and El Capitan common stock, with an offset to additional paid-in capital. The restated consolidated deficit accumulated during the development stage of the accounting acquirer (El Capitan) has been carried forward after the exchange.

     The interim condensed consolidated financial statements include the accounts of DML and El Capitan. All significant intercompany transactions and balances have been eliminated in consolidation.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            THREE AND SIX MONTHS ENDED MARCH 31, 2003, AND THE PERIOD
              FROM JULY 26, 2002 (INCEPTION) THROUGH MARCH 31, 2003
                                   (UNAUDITED)

1.   BUSINESS, ORGANIZATION AND INTERIM FINANCIAL STATEMENTS (CONTINUED):

     INTERIM FINANCIAL STATEMENTS:

     The interim condensed consolidated financial statements have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of March 31, 2003 and for the periods ended March 31, 2003 have been made. Except as described above, those adjustments consist only of normal and recurring adjustments.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The financial statements presented are those of El Capitan. It is the Company's opinion that when the interim financial statements are read in conjunction with the December 31, 2002 Annual Report on Form 10-KSB and Forms 8-K filed on April 3, 2003 and May 16, 2003, the Company's disclosures are adequate to make the information presented not misleading. The results of operations for the periods ended March 31, 2003 are not necessarily indicative of the operating results to be expected for the full year.

     GOING CONCERN AND MANAGEMENT'S PLANS:

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss and deficit accumulated during the development stage of $1,111,107 for the period from July 26, 2002 (inception) through March 31, 2003. The Company has a limited operating history and no revenue producing operations. In addition, the Company does not have a revolving loan agreement with any financial institution. As discussed below, the Company is in the process of acquiring an interest in an inactive mining property, but has not yet completed this transaction. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     To address its current cash flow concerns, the Company is in discussions with certain stockholders and others to raise additional funds for working capital and to complete the acquisition of a mining property discussed below. However, the Company cannot provide any assurance that it will be able to raise funds through a further issuance of debt or equity.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            THREE AND SIX MONTHS ENDED MARCH 31, 2003, AND THE PERIOD
              FROM JULY 26, 2002 (INCEPTION) THROUGH MARCH 31, 2003
                                   (UNAUDITED)

1.   BUSINESS, ORGANIZATION AND INTERIM FINANCIAL STATEMENTS (CONTINUED):

     LETTER OF UNDERSTANDING WITH GOLD AND MINERALS COMPANY, INC.:

     In September 2002, the Company entered into a letter of understanding (the
       "LOU") with Gold and Minerals Company, Inc. ("Minerals"), a Nevada corporation. Minerals is involved in the exploration, development, and testing of mining properties. Under the terms of the LOU, the Company is in the process of acquiring a 40% interest in certain assets of El Capitan, Ltd. ("ECL"), an Arizona corporation, which is a wholly-owned subsidiary of Minerals, in exchange for the issuance of 10,075,000 shares of the Company's common stock to Minerals (which occurred in November 2002, and which constituted a 77.5% equity ownership in the Company prior to the reverse acquisition) and $100,000 cash (the "Purchase Price").

     The assets of ECL primarily consist of the El Capitan mine (the "Mine") an inactive iron and related ore mine located in New Mexico. The Mine contains four patented claims and three unpatented claims on approximately 200 acres in the Capitan Mountains in Lincoln County, New Mexico. The Mine has no proven reserves. The Company is not to assume any liabilities or obligations of ECL.

     As of March 31, 2003, the Company has paid $72,500 of the $100,000 cash required to purchase ECL. The remaining $27,500 is to be paid prior to June 30, 2003, upon mutual agreement of Minerals and the Company.

2.   SIGNIFICANT ACCOUNTING POLICIES:

     USE OF ESTIMATES IN THE PREPARATION OF THE FINANCIAL STATEMENTS:

     The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from these estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The fair values of cash, accounts payable, interest payable, and notes payable approximate their carrying amounts because of the short maturities of these instruments. The fair values of related party notes receivable and related party notes payable and accrued expenses are not practicable to estimate based on the related party nature of the underlying transactions.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            THREE AND SIX MONTHS ENDED MARCH 31, 2003, AND THE PERIOD
              FROM JULY 26, 2002 (INCEPTION) THROUGH MARCH 31, 2003
                                   (UNAUDITED)

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     COMPREHENSIVE INCOME (LOSS):

     Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING
       COMPREHENSIVE INCOME, establishes requirements for disclosure of comprehensive income and its components, which include, among other items, unrealized gains or losses from marketable securities and foreign currency translation adjustments that previously were only reported as a component of stockholders' equity. The Company did not have any components of comprehensive income (loss) during the periods presented.

     NET INCOME (LOSS) PER SHARE:

     SFAS No. 128, EARNINGS PER SHARE, requires dual presentation of basic and diluted earnings or loss per share ("EPS") with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (100,000 shares at March 31, 2003) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

     Earnings and loss per share of common stock is computed based on the average number of common shares outstanding during the period. The historical earnings per share of El Capitan prior to the merger has been retroactively restated to reflect the new capital structure.

     STOCK-BASED COMPENSATION:

     SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, defines a fair-value based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and guidance provided in SFAS Interpretation ("FIN") No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            THREE AND SIX MONTHS ENDED MARCH 31, 2003, AND THE PERIOD
              FROM JULY 26, 2002 (INCEPTION) THROUGH MARCH 31, 2003
                                   (UNAUDITED)

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

     In December 2002, the Financial Accounting Standards Board ("FASB") issued
       SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION TRANSITION AND DISCLOSURE. This statement amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and establishes two alternative methods of transition from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosure about the effects on reported net income (loss) and requires disclosure for these effects in interim financial information. The provisions for the alternative transition methods are effective for fiscal years ending after December 15, 2002, and the amended disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company plans to continue accounting for stock-based compensation under APB 25. Therefore, this pronouncement is not expected to impact the Company's financial position or results of operations.

     In July 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS
       No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets. SFAS No. 142, effective for fiscal years beginning after December 15, 2001, establishes accounting and reporting standards for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the standard. Other intangible assets will continue to be amortized over their useful lives. The Company applied the provisions of SFAS No. 141 in connection with the reverse acquisition with El Capitan. Application of the provisions of SFAS No. 141 did not result in a material difference in accounting for this transaction compared to the provisions of prior standards. Through March 31, 2003, the Company did not have any goodwill or other intangible assets and therefore SFAS No. 142 had no impact on the Company's financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT
       OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144, which is effective for fiscal years beginning after December 15, 2001, and which supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, addresses accounting and financial reporting for the impairment or disposal of long-lived assets. The adoption of this statement did not have an impact on the Company's financial position or results of operations.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            THREE AND SIX MONTHS ENDED MARCH 31, 2003, AND THE PERIOD
              FROM JULY 26, 2002 (INCEPTION) THROUGH MARCH 31, 2003
                                   (UNAUDITED)

3.   RELATED PARTY TRANSACTIONS:

     NOTES RECEIVABLE:

     In March 2003, the Company advanced $12,500 to an affiliated company in exchange for two unsecured, 8% promissory notes, which are due on demand.

     NOTES PAYABLE:

     In September 2002, the Company received $120,000 from a stockholder of the Company in exchange for two, unsecured promissory notes payable. The notes bear interest at 8% and are due on demand.

     EMPLOYMENT AGREEMENT:

     In March 2003, the Company executed a two-year employment agreement under which the Company issued 200,000 shares of common stock to its president and sole director as incentive compensation. The Company also agreed to pay the president a salary of $20,000 per month, effective January 1, 2003, which, at the option of the president, may be satisfied in shares of the Company's common stock. At March 31, 2003, the Company has recorded $60,000 of accrued salary. The 200,000 shares of common stock granted to the president were valued at $320,000, which was recorded as general and administrative expense in March 2003.

     Terms of the employment agreement also require the Company to issue 500,000 shares of common stock to the president should the Company sell the Mine during the term of the agreement. Should the Company sell the Mine for a price in excess of $150 million, the Company is to grant the president a five-year option to purchase up to 2 million shares of the Company's common stock at an exercise price of $3.00 per share.

     MANAGEMENT FEES:

     The Company has agreed to pay management fees to a stockholder ($5,000 per month beginning August 1, 2002), and an officer ($1,000 per month beginning October 1, 2002). The agreements are on a month-to-month basis. Accrued management fees at March 31, 2003 are $2,500. At March 31, 2003, the Company has prepaid approximately $6,900 of management fees.

4.   NOTES PAYABLE:

     During the six months ended March 31, 2003, the Company received $267,000 in exchange for unsecured, 8% promissory notes, which are due on demand.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            THREE AND SIX MONTHS ENDED MARCH 31, 2003, AND THE PERIOD
              FROM JULY 26, 2002 (INCEPTION) THROUGH MARCH 31, 2003
                                   (UNAUDITED)

5.   CONSULTING AGREEMENTS:

     In October 2002, the Company entered into a consulting and services agreement (the "Agreement") for business development. The term of the Agreement is eighteen months, but may be terminated earlier under certain circumstances. Terms of the agreement require the Company to pay a total of $200,000 to the consultant, with $75,000 paid upon execution of the Agreement. Through March 31, 2003, the Company has paid the consultant a total of $174,000. The remaining $26,000 is to be paid over the remaining term of the Agreement, at dates to be determined and mutually agreed upon by the parties.

     In March 2003, the Company entered into a business consulting and financial advisory agreement. In exchange for services performed under this agreement, the Company issued 50,000 shares of common stock valued at $80,000 ($1.60 per share; the market value of the Company's common stock on the date of issuance) and warrants to purchase 100,000 shares of common stock valued at $109,000 utilizing the Black Scholes option pricing model (Note 7). In March 2003, the Company issued an additional 175,000 shares to two other consultants for professional services. The shares were valued at $1.60 per share, the market price of the common stock at the date of issuance, and $280,000 was recorded as general and administrative expense.

6.   INCOME TAXES:

     The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     The Company incurred no income taxes during the period from July 26, 2002
       (inception) through March 31, 2003. The expected tax benefit for the period is approximately $377,000, based on a Federal statutory income tax rate of 34%. The difference between the expected tax benefit and non-recognition of a tax benefit during the period is primarily the result of a valuation allowance applied to the deferred tax asset, which consists of the Company's net operating loss carryforward. A valuation allowance has been provided to reduce the deferred tax asset, as a realization of the asset is not assured.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            THREE AND SIX MONTHS ENDED MARCH 31, 2003, AND THE PERIOD
              FROM JULY 26, 2002 (INCEPTION) THROUGH MARCH 31, 2003
                                   (UNAUDITED)

7.  STOCKHOLDERS' EQUITY (DEFICIT):

     WARRANTS:

     In March 2003, the Company issued warrants to purchase up to 100,000 shares of the Company's common stock, exercisable immediately through March 2006. The warrants' exercise prices are as follows:


                    Shares under                  Exercise price
                       warrant                       per share
                ---------------------           -------------------
                        25,000                           $2.50
                        50,000                           $5.00
                        25,000                           $7.50
                ---------------------
                       100,000
                =====================

Item 2. Managements discussion and analysis or plan of operation

GENERAL:

El Capitan Precious Metals, Inc. ("El Capitan" or the "Registrant") was previously organized as DML Services, Inc. ("DML"), a Nevada corporation, formed in 2000. On March 17, 2003, DML sold the assets and operations of its catering and food-service business to the executive officers and directors of DML in exchange for the return of 10,040,000 shares of DML and cash of $50,000, paid by El Capitan. On March 18, 2003, DML acquired all of the issued and outstanding common stock of El Capitan in exchange for 13,000,000 shares of the DML's common stock issued to the El Capitan stockholders, which represented 85% of the Company's total shares outstanding immediately following the exchange. As a result of a four share for one share stock split completed by DML on November 25, 2002, and the retirement of 10,040,000 post-reverse-split shares which took place immediately prior to closing the transaction, the stockholders of DML hold 2,240,000 shares of the Company's common stock, which represents 15% of the total outstanding shares of common stock of the Company immediately following the exchange.

The El Capitan transaction has been recorded as a reverse acquisition based on factors demonstrating that El Capitan constitutes the accounting acquirer. The shareholders of El Capitan received 85% of the post-acquisition outstanding common stock of DML. In addition, post-acquisition management personnel and the sole board member of the Company now consist of individuals previously holding positions with El Capitan. The purchase price applied to the reverse acquisition was based on the net book value of the underlying assets of DML prior to the transaction. The historical stockholders' equity of El Capitan prior to the exchange has been retroactively restated (a recapitalization) for the equivalent number of shares received in the exchange after giving effect to any differences in the par value of the DML and El Capitan common stock, with an offset to additional paid-in capital. The restated consolidated deficit accumulated during the development stage of the accounting acquirer (El Capitan) has been carried forward after the exchange.

The independent auditors' report on the Company's financial statements as of September 30, 2002, and for the period from July 26, 2002 (inception) through September 30, 2002, included a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 to the unaudited condensed consolidated quarterly financial statements.

(a) Plan of operation

The Registrant has had no revenues from operations since its inception. Cash to fund the Registrant's operations has come solely from loans from stockholders which aggregated $387,000 as of March 31, 2003. The Registrant anticipates it will need to borrow additional funds from stockholders and others to fund its operations for the next twelve months including $27,500 necessary to complete the acquisition of the Registrant's interest in the El Capitan property and $26,000 to complete payment on a consulting agreement. In addition, the Registrant may raise additional funds through the issuance of equity instruments including warrants and possibly through private placements of the Registrant's common stock.

The property management group, Gold and Minerals Co., Inc., is presently preparing informational packages on the El Capitan property to be delivered to active mining operators throughout the United States and abroad in an effort to solicit indications of interest in the El Capitan property. The Registrant will work with any prospective company to verify preliminary geological and geophysical testing results with a view toward developing a working relationship in mining the El Capitan property, the terms of which would be determined by the parties. Ultimately, the Registrant's goal is to actively mine the El Capitan property in conjunction with an established mining operator, or sell the property outright should an acceptable offer be received, although there is no assurance that the property will be mined or sold in the future.

The Registrant has not performed any research and development activities, nor does it expect to in the near future. No significant changes in the number of the Registrant's employees in anticipated.

RECENTLY ISSUED ACCOUNTING STANDARDS:

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No 148, ACCOUNTING FOR STOCK-BASED COMPENSATION TRANSITION AND DISCLOSURE. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, and establishes two alternative methods of transition from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosure about the effects on reported net income (loss) and requires disclosure for these effects in interim financial information. The provisions for the alternative transition methods are effective for fiscal years ending after December 15, 2002, and the amended disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company plans to continue accounting for stock-based compensation under APB 25. Therefore, this pronouncement is not expected to impact the Company's financial position or results of operations.

In July 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets. SFAS No. 142, effective for fiscal years beginning after December 15, 2001, establishes accounting and reporting standards for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the standard. Other intangible assets will continue to be amortized over their useful lives. Through March 31, 2003, the Company did not have any goodwill or other intangible assets and did not enter into any business combinations.

In August 2001, the FASB issued SFAS No. 144, AcCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144, which is effective for fiscal years beginning after December 15, 2001, and which supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, addresses accounting and financial reporting for the impairment or disposal of long-lived assets. The adoption of this statement did not have an impact on the Company's financial statements.

CRITICAL ACCOUNTING POLICIES:

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to stock-based compensation and deferred income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following are the more significant accounting policies and methods used by the Company:

-        stock-based compensation
-        deferred income taxes

Stock based compensation - SFAS No. 123, Accounting for Stock Based Compensation, defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services form non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB No. 25), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. Accordingly, employee compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Deferred income taxes - We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance, if determined to be necessary.

(c) Off-balance sheet arrangements

The Registrant is not a party to any contract or other obligation not included on its balance sheet that has, or is reasonably likely to have, a current or future effect on its financial condition.

(d) Safe Harbor

This report may contain certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the securities and exchange commission in its rules including section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, regulations and releases, which represent the company's expectations or beliefs, including but not limited to, statements concerning the company's operations, economic performance, financial condition, growth and acquisition strategies, off-balance sheet arrangements, and future operational plans including plans for the El Capitan property, for this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intent", "could", "estimate", "might", or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the company's control, and actual results may differ materially depending on the variety of important factors, including uncertainty related to the company's operations, mergers or acquisitions, governmental regulation, the value of the company's assets and any other factors discussed in this and other company filings with the securities and exchange commission.

PART II. OTHER INFORMATION

Item 1.  Legal proceedings

Not Applicable

Item 2.  Changes in securities

In the quarter ended March 31, 2003, we issued 425,000 unregistered shares of our $.001 par value common stock in the transactions described below.

For each of the following transactions, we relied upon the exemptions from registration provided by Section 4(6) or 4(2) of the Securities Act and Rule 506 promulgated thereunder based upon (i) representations from each investor that it is an accredited or sophisticated investor with experience in investing in securities such that it could evaluate merits and risks related to our securities; (ii) that no general solicitation of the securities was made by us;
(iii) each investor represented to us that it was acquiring the securities for its own account and not with a view towards further distribution; (iv) the securities issued were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act; and (v) we placed appropriate restrictive legends on the certificates representing the securities regarding the restricted nature of these securities; and (vi) prior to the completion of the transaction, each investor was informed in writing of the restricted nature of the securities, provided with all information regarding Torpedo Sports as required under Rule 502 of Regulation D and were given the opportunity to ask questions of and receive additional information from us regarding our financial condition and operations. The shares were issued as follows:

On March 19, 2003, we issued 200,000 shares of our $.001 par value common stock to our president for as a component of an employment agreement. The shares were valued at $320,000 or $1.60 per share.

On March 20, 2003, we issued 50,000 shares of our $.001 par value common stock to a consultant for services valued at $80,000 or $1.60 per share.

On March 21, 2003, we issued 25,000 shares of our $.001 par value common stock to a consultant for services valued at $40,000 or $1.60 per share.

On March 21, 2003, we issued 150,000 shares of our $.001 par value common stock to a consultant for services valued at $240,000 or $1.60 per share. Not applicable

Item 4.  Controls and procedures

A review and evaluation was performed by the Company's management, including the Company's President of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report. Based on that review and evaluation, the President has concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

Item 5.  Other information

         Not applicable

Item 6.  Exhibits and reports on Form 8-K

         a) Exhibits

         Exhibit 99.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         b) Reports or Form 8-K

         Not applicable


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   El Capitan Precious Metals, Inc.
                                    (Registrant)

Date:  May 20, 2003                By:  /s/Charles Mottley
                                        -------------------------------------
                                        Charles Mottley
                                        President and Chief Executive Officer

        CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
           EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Charles Mottley, certify that:

   1. I have reviewed this quarterly report on Form 10-QSB of El Capitan Precious Metals, Inc. and subsidiaries (the "Registrant");

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

   4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

   5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

   6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 20, 2003
                                           /s/ Charles Mottley
                                           -------------------------------------
                                           Charles Mottley
                                           President and Chief Executive Officer