Form 10QSB
period 2003-06-30
DML SERVICES INC
filed 2003-08-19
CIK 1135202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2003


             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________to_________


                          Commission File No. 333-56262


                        EL CAPITAN PRECIOUS METALS, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



Nevada                                                                88-0482413
-------------------------------                                    -------------
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)


                            7315 East Peakview Avenue
                            Englewood, Colorado 80111
                ------------------------------------------------
               (Address of principal executive offices)(Zip code)


                                 (303) 796-8940
                -------------------------------------------------
               (Registrant's telephone number including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Number of shares of common stock outstanding at August 13, 2003: 15,665,000

                  EL CAPITAN PRECIOUS METALS, INC.

                                INDEX


PART I  FINANCIAL INFORMATION                                               Page
                                                                            ----

        Item 1. Unaudited financial statements:

                Independent accountants' report                                1

                Condensed consolidated balance sheet - June 30, 2003           2

                Condensed consolidated statements of operations - three
                months and nine months ended June 30, 2003, and the
                period from
                July 26, 2002 (inception) through June 30, 2003                3

                Condensed consolidated statements of changes in
                stockholders' deficit- period from July 26, 2002
                (inception) through June 30, 2003                              4

                Condensed consolidated statements of cash flows - nine
                months ended June 30, 2003, and the period from July
                26, 2002
                (inception) through June 30, 2003                              5

                Notes to condensed consolidated financial statements      6 - 13

        Item 2. Management's discussion and analysis of financial
                condition and results of operations                      14 - 17

PART II OTHER INFORMATION

        Item 1. Legal proceedings                                             17

        Item 2. Changes in securities and use of proceeds                     17

        Item 4. Controls and procedures                                       17

        Item 5. Other information                                             17

        Item 6. Exhibits and reports on Form 8-K                              17

                Signature                                                     18

                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors
El Capitan Precious Metals, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of El Capitan Precious Metals, Inc. and subsidiary (a Development Stage Company) as of June 30, 2003, the related condensed consolidated statements of operations for the three-month and nine-month periods ended June 30, 2003, and the period from July 26, 2002 (inception) through June 30, 2003, the condensed consolidated statement of stockholders' deficit from July 26, 2002 (inception) through June 30, 2003, and the condensed consolidated statements of cash flows for the nine-month period ended June 30, 2003, and the period from July 26, 2002 (inception) through June 30, 2003. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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

Denver, Colorado
August 18, 2003

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2003
                                   (UNAUDITED)


                                     ASSETS

Current assets:
     Cash                                                      $         77
     Interest receivable, related party                                 312
     Notes receivable, related party (Note 3)                        12,500
                                                               -------------
         Total current assets                                        12,889
                                                               -------------
Deposits                                                             76,008
                                                               -------------
                                                               $     88,897
                                                               =============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                          $     19,354
     Accrued liabilities, related parties                           133,100
     Interest payable                                                17,085
     Notes payable, related party (Note 3)                          158,000
     Notes payable, other (Note 4)                                  314,126
                                                               -------------
         Total liabilities (all current)                            641,665
                                                               -------------

Commitments and contingencies (Notes 4 and 5)

Stockholders' deficit (Note 7):
     Common stock, $0.001 par value; 50,000,000 shares
       authorized; 15,665,000 shares issued and outstanding          15,665
     Additional paid-in capital                                     723,366
     Deficit accumulated during the development stage            (1,291,799)
                                                               -------------
         Total stockholders' deficit                               (552,768)
                                                               -------------
                                                               $     88,897
                                                               =============

           See notes to condensed consolidated financial statements.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                        Period from
                                                                       July 26, 2002
                                        Three months    Nine months     (inception)
                                            ended           ended         through
                                       June 30, 2003   June 30, 2003   June 30, 2003
                                       -------------   -------------   -------------

General and administrative expenses:
     Professional fees (Note 5)         $    (93,034)   $   (825,111)   $   (768,473)
     Officer compensation expense
       (Note 3)                              (60,000)       (380,000)       (440,000)
     Management fees, related
       parties (Note 3)                      (18,000)        (46,000)        (64,000)
     Other                                    (1,475)         (2,425)         (2,425)
                                        ------------    ------------    ------------
                                            (172,509)     (1,253,536)     (1,274,898)
                                        ------------    ------------    ------------

Other income (expense):
     Interest income, related party              250             312             312
     Interest expense:
         Related parties (Note 3)             (2,935)         (7,722)         (7,937)
         Other                                (5,711)         (9,276)         (9,276)
                                        ------------    ------------    ------------
                                              (8,396)        (16,686)        (16,901)
                                        ------------    ------------    ------------

Net loss                                $   (180,905)   $ (1,270,222)   $ (1,291,799)
                                        ============    ============    ============

Basic and diluted net loss per common
     share                              $      (0.01)   $      (0.09)   $      (0.10)
                                        ============    ============    ============
Weighted average number of common
     shares outstanding                   14,520,033      13,799,883      13,526,875
                                        ============    ============    ============

           See notes to condensed consolidated financial statements.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

           PERIOD FROM JULY 26, 2002 (INCEPTION) THROUGH JUNE 30, 2003
                                   (UNAUDITED)


                                                                                      Deficit
                                                                                    accumulated
                                                Common stock          Additional    during the
                                           -----------------------     paid-in      development
                                              Shares       Amount      capital         stage         Total
                                           ------------  ---------   -----------   ------------   -----------
Initial issuance of common stock in
  September 2002                              1,105,000  $   1,105    $   (1,096)                 $         9

Net loss                                                                              $ (21,577)      (21,577)
                                           ------------  ---------   -----------   ------------   -----------

Balances at September 30, 2002                1,105,000      1,105        (1,096)       (21,577)      (21,568)

Issuance of common stock to Gold and
  Minerals Company, Inc. in connection
  with purchase of interest in assets of
  El Capitan, Ltd. In November 2002
  (Note 1)                                   10,075,000     10,075       (10,067)                           8

Issuance of common stock for cash
  in November 2002                            1,820,000      1,820        (1,806)                          14
                                           ------------  ---------   -----------   ------------   -----------

                                             13,000,000     13,000       (12,969)       (21,577)      (21,546)
Acquisition of DML Services, Inc.
  on March 18, 2003 (Note 1)                  2,240,000      2,240       (52,240)                     (50,000)

Common stock and warrants issued
  for services in March 2003
  (Notes 3 and 5)                               425,000        425       679,575                      680,000

Warrants issued for services in
  March 2003 (Notes 5 and 7)                                            109,000                       109,000

Net loss                                                                             (1,270,222)   (1,270,222)
                                           ------------  ---------   -----------   ------------   -----------

Balances at June 30, 2003                    15,665,000  $  15,665   $   723,366   $ (1,291,799)  $  (552,768)
                                           ============  =========   ===========   ============   ===========

           See notes to condensed consolidated financial statements.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                               Period from
                                                                              July 26, 2002
                                                              Nine months      (inception)
                                                                 ended           through
                                                             June 30, 2003    June 30, 2003
                                                             -------------    -------------
Cash flows from operating activities:
     Net loss                                                $  (1,270,222)   $  (1,291,799)
                                                             -------------    -------------
     Adjustments to reconcile net loss to net cash used in
      operating activities:
         Stock-based compensation expense                          789,000          789,000
         Changes in operating assets and liabilities:
            Increase in prepaid expenses and other                    (312)            (312)
            Increase in accounts payable                             9,396           19,354
            Increase in accrued liabilities                        139,970          150,185
                                                             -------------    -------------
            Total adjustments                                      938,054          958,227
                                                             -------------    -------------
            Net cash used in operating activities                 (332,168)        (333,572)
                                                             -------------    -------------

Cash flows from investing activities:
     Deposits in connection with proposed asset purchase           (58,500)         (76,000)
     Issuance of notes receivable                                  (12,500)         (12,500)
     Cash paid in connection with acquisition of
       DML Services, Inc.                                          (50,000)         (50,000)
                                                             -------------    -------------
            Net cash used in investing activities                 (121,000)        (138,500)
                                                             -------------    -------------

Cash flows from financing activities:
     Proceeds from the sale of common stock                             14               23
     Issuance of notes payable                                     371,000          491,000
     Payments on notes payable                                     (18,874)         (18,874)
                                                             -------------    -------------
            Net cash provided by financing activities              352,140          472,149
                                                             -------------    -------------

(Decrease) increase in cash                                       (101,028)              77
Cash, beginning                                                    101,105
                                                             -------------    -------------

Cash, ending                                                 $          77    $          77
                                                             =============    =============


Supplemental disclosure of non-cash investing and financiing activities:

    Issuance of common stock to Gold and Minerals
      Company, Inc. in connection with purchase
      of interest in assets of El Capitan, Ltd.              $           8    $           8
                                                             =============    =============

           See notes to condensed consolidated financial statements.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDARY
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            THREE AND NINE MONTHS ENDED JUNE 30, 2003, AND THE PERIOD
              FROM JULY 26, 2002 (INCEPTION) THROUGH JUNE 30, 2003
                                   (UNAUDITED)

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

   ORGANIZATION:

   The Company was previously organized as DML Services, Inc. ("DML"), a Nevada corporation, formed in 2000. On March 17, 2003, DML sold the assets and operations of its catering and food-service business to the executive officers and directors of DML in exchange for the return of 10,040,000 shares of DML and a cash payment of $50,000, paid to the former officers and directors by El Capitan. On March 18, 2003, DML acquired all of the issued and outstanding common stock of El Capitan in exchange for 13,000,000 shares of DML's common stock issued to the El Capitan stockholders, which represented 85% of the Company's total shares outstanding immediately following the exchange. As a result of a four share for one share stock split completed by DML on November 25, 2002, and the retirement of 10,040,000 post-reverse-split shares which took place immediately prior to closing the transaction, the stockholders of DML hold 2,240,000 shares of the Company's common stock, which represents 15% of the total outstanding shares of common stock of the Company immediately following the exchange.

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

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            THREE AND NINE MONTHS ENDED JUNE 30, 2003, AND THE PERIOD
              FROM JULY 26, 2002 (INCEPTION) THROUGH JUNE 30, 2003
                                   (UNAUDITED)

1. Business, organization and interim financial statements (continued):

   INTERIM FINANCIAL STATEMENTS:

   The interim condensed consolidated financial statements have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of June 30, 2003 and for the periods ended June 30, 2003 have been made. Except as described above, those adjustments consist only of normal and recurring adjustments.

   Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The financial statements presented are those of El Capitan. It is the Company's opinion that when the interim financial statements are read in conjunction with the December 31, 2002 Annual Report on Form 10-KSB and Forms 8-K filed on April 3, 2003 and May 16, 2003, the Company's disclosures are adequate to make the information presented not misleading. The results of operations for the periods ended June 30, 2003 are not necessarily indicative of the operating results to be expected for the full year.

   GOING CONCERN AND MANAGEMENT'S PLANS:

   The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss and deficit accumulated during the development stage of $1,292,012 for the period from July 26, 2002 (inception) through June 30, 2003. The Company has a limited operating history and no revenue producing operations. In addition, the Company does not have a revolving loan agreement with any financial institution. As discussed below, the Company is in the process of acquiring an interest in an inactive mining property, but has not yet completed this transaction. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            THREE AND NINE MONTHS ENDED JUNE 30, 2003, AND THE PERIOD
              FROM JULY 26, 2002 (INCEPTION) THROUGH JUNE 30, 2003
                                   (UNAUDITED)

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

   As of June 2003, the Company has paid $76,008 of the $100,000 cash required to purchase ECL. The remaining $23,992 is to be paid prior to September 30, 2003, upon mutual agreement of Minerals and the Company.

   LETTER OF INTENT TO PURCHASE MINING CLAIMS FROM MINERALS:

   In June 2003, the Company signed a letter of intent to acquire from Minerals, the mining claims granted by the United States Bureau of Land Management, buildings and personal property known as the COD Mine located near Kingman, Arizona. Consideration for this purchase is to consist of 1.2 million shares of the Company's common stock. Consummation of this agreement is subject to further due diligence and successful negotiation and execution of a definitive agreement, among other things.

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

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            THREE AND NINE MONTHS ENDED JUNE 30, 2003, AND THE PERIOD
              FROM JULY 26, 2002 (INCEPTION) THROUGH JUNE 30, 2003
                                   (UNAUDITED)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

   FAIR VALUE OF FINANCIAL INSTRUMENTS:

   The fair values of cash, accounts payable and notes payable approximate their carrying amounts because of the short maturities of these instruments. The fair values of related party notes receivable and related party notes payable are not practicable to estimate based on the related party nature of the underlying transactions.

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

   NET INCOME (LOSS) PER SHARE:

   SFAS No. 128, EARNINGS PER SHARE, requires dual presentation of basic and diluted earnings or loss per share ("EPS") with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (100,000 shares at June 30, 2003) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

   Earnings and loss per share of common stock is computed based on the average number of common shares outstanding during the period. The historical earnings per share of El Capitan prior to the merger has been retroactively restated to reflect the new capital structure.

   STOCK-BASED COMPENSATION:

   SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, defines a fair-value based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and guidance provided in SFAS Interpretation ("FIN") No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. 2. Significant accounting policies (continued):

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            THREE AND NINE MONTHS ENDED JUNE 30, 2003, AND THE PERIOD
              FROM JULY 26, 2002 (INCEPTION) THROUGH JUNE 30, 2003
                                   (UNAUDITED)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

   In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS
     No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS No.150 establishes new standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under previous guidance, issuers could account for many of those instruments as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that the adoption of SFAS No. 150 will not have a material impact on its results of operations or financial condition.

   In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED
     COMPENSATION TRANSITION AND DISCLOSURE. This statement amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and establishes two alternative methods of transition from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosure about the effects on reported net income (loss) and requires disclosure for these effects in interim financial information. The provisions for the alternative transition methods are effective for fiscal years ending after December 15, 2002, and the amended disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company plans to continue accounting for stock-based compensation under APB 25. Therefore, this pronouncement is not expected to impact the Company's financial position or results of operations.

3. RELATED PARTY TRANSACTIONS:

   NOTES RECEIVABLE:

   In March 2003, the Company advanced $12,500 to an affiliate in exchange for two unsecured, 8% promissory notes, which are due on demand.

   NOTES PAYABLE:

   In September 2002, the Company received $120,000 from a stockholder of the Company in exchange for two, unsecured promissory notes payable. In April 2003, the Company received an additional $38,000 from this stockholder in exchange for two, unsecured promissory notes payable. The notes bear interest at 8% and are due on demand.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            THREE AND NINE MONTHS ENDED JUNE 30, 2003, AND THE PERIOD
              FROM JULY 26, 2002 (INCEPTION) THROUGH JUNE 30, 2003
                                   (UNAUDITED)

3. RELATED PARTY TRANSACTIONS (CONTINUED):

   EMPLOYMENT AGREEMENT:

   In March 2003, the Company executed a two-year employment agreement under which the Company issued 200,000 shares of common stock to its president and sole director as incentive compensation. The Company also agreed to pay the president a salary of $20,000 per month, effective January 1, 2003, which, at the option of the president, may be satisfied in shares of the Company's common stock. At June 30, 2003, the Company has recorded $120,000 of accrued salary. The 200,000 shares of common stock granted to the president were valued at $320,000, which was recorded as general and administrative expense in March 2003.

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

   MANAGEMENT FEES:

   The Company has agreed to pay management fees to a stockholder ($5,000 per month beginning August 1, 2002), and an officer ($1,000 per month beginning October 1, 2002). The agreements are on a month-to-month basis. The Company paid management fees of $50,900 during the nine months ended June 30, 2003. Accrued management fees at June 30, 2003 are $13,100.

4. NOTES PAYABLE:

   During the nine months ended June 30, 2003, the Company received $333,000 in exchange for unsecured, 8% promissory notes, which are due on demand. Of that amount, $18,874 was repaid during the period.

5. CONSULTING AGREEMENTS:

   In October 2002, the Company entered into a consulting and services agreement
     (the "Agreement") for business development and investor relations services. The term of the Agreement is 18 months, but may be terminated earlier under certain circumstances. Terms of the agreement require the Company to pay a total of $200,000 to the consultant, which it has as of June 30, 2003.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            THREE AND NINE MONTHS ENDED JUNE 30, 2003, AND THE PERIOD
              FROM JULY 26, 2002 (INCEPTION) THROUGH JUNE 30, 2003
                                   (UNAUDITED)


5.   Consulting agreements (continued):

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

     In July 2003, the Company entered into an agreement with a Canadian company to serve as an advisor and assist the Company with strategic options that may include merger, joint venture or possible sale of the El Capitan mining property. Terms of the agreement require the Company to pay a fee of Cdn$25,000 (U.S.$17,800 at July 31, 2003) and an expense advance of Cdn$3,500 (U.S.$2,500 at July 31, 2003). Should the party be successful in presenting a transaction to the Company, the Company is to pay a commission based on the total value in U.S. dollars of the transaction equal to 5% on the first million dollars, and declining one percentage point for each additional million dollars to a minimum of 1%.

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

     The Company incurred no income taxes during the period from July 26, 2002
       (inception) through June 30, 2003. The expected tax benefit for the period is approximately $439,000, based on a Federal statutory income tax rate of 34%. The difference between the expected tax benefit and non-recognition of a tax benefit during the period is primarily the result of a valuation allowance applied to the deferred tax asset, which consists of the Company's net operating loss carryforward. A valuation allowance has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            THREE AND NINE MONTHS ENDED JUNE 30, 2003, AND THE PERIOD
              FROM JULY 26, 2002 (INCEPTION) THROUGH JUNE 30, 2003
                                   (UNAUDITED)

7. STOCKHOLDERS' EQUITY (DEFICIT):

   WARRANTS:

   In March 2003, the Company issued warrants to purchase up to 100,000 shares of the Company's common stock, exercisable immediately through March 2006. The warrants' exercise prices are as follows:

                          Shares                       Exercise price
                       under warrant                      per share

                          25,000                            $2.50
                          50,000                            $5.00
                          25,000                            $7.50
                    ------------------
                          100,000
                    ==================

Item 2. Managements discussion and analysis or plan of operation

GENERAL:

El Capitan Precious Metals, Inc. ("El Capitan" or the "Registrant") was previously organized as DML Services, Inc. ("DML"), a Nevada corporation, formed in 2000. On March 17, 2003, DML sold the assets and operations of its catering and food-service business to the executive officers and directors of DML in exchange for the return of 10,040,000 shares of DML and cash of $50,000, paid to the former officers and directors by El Capitan. On March 18, 2003, DML acquired all of the issued and outstanding common stock of El Capitan in exchange for 13,000,000 shares of the DML's common stock issued to the El Capitan stockholders, which represented 85% of the Company's total shares outstanding immediately following the exchange. As a result of a four share for one share stock split completed by DML on November 25, 2002, and the retirement of 10,040,000 post-reverse-split shares which took place immediately prior to closing the transaction, the stockholders of DML hold 2,240,000 shares of the Company's common stock, which represents 15% of the total outstanding shares of common stock of the Company immediately following the exchange.

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

(a) Plan of operation

The Registrant has had no revenues from operations since its inception. Cash to fund the Registrant's operations has come solely from loans from stockholders which aggregated $491,000 through June 30, 2003. The Registrant anticipates it will need to borrow additional funds from stockholders and others to fund its operations for the next twelve months including $24,000 necessary to complete the acquisition of the Registrant's interest in the El Capitan property and approximately $10,000 to complete payment on an investment banking agreement. In addition, the Registrant may raise additional funds through the issuance of equity instruments including warrants and possibly through private placements of the Registrant's common stock.

The Company's major expenses for the three and nine months ended June 30, 2003 consisted primarily of professional fees, management fees and compensation expense equaling $1,233,144 of the Company's net loss of $1,270,435 for the nine month period. A significant portion of these fees have been or will be paid with shares of the Company's common stock.

The property management group, Gold and Minerals Co., Inc., has prepared and delivered informational packages on the El Capitan property to be delivered to active mining operators throughout the United States and abroad in an effort to solicit indications of interest in the El Capitan property. In addition, in July 2003, the Registrant signed an agreement with IBK Capital Corp. of Toronto, Ontario, Canada, to act as an advisor to the Registrant and assist with strategic options that may include merger, joint venture or possible sale of the El Capitan mining property. Terms of the agreement call for IBK to receive a fee of Cdn$25,000 (U.S.$17,800 at July 31, 2003) and an expense advance of Cdn$3,500 (U.S.$2,500 at July 31, 2003). Approximately Cdn$14,000 (U.S.$10,000) of the fee
has been paid as of August 13, 2003. Should IBK be successful in presenting a transaction to the Company, the agreement calls for them to be paid a commission based on the total value in United States dollars of the transaction equal to 5% on the first million dollars, and declining one percentage point for each additional million dollars to a minimum of 1%.

The Registrant will work with any prospective company to verify preliminary geological and geophysical testing results with a view toward either developing a working relationship in mining the El Capitan property, or to negotiate its outright sale, the terms of which would be determined by the parties. Ultimately, the Registrant's goal is to actively mine the El Capitan property in conjunction with an established mining operator, or sell the property outright should an acceptable offer be received, although there is no assurance that the property will be mined or sold in the future.

The Registrant has not performed any research and development activities, nor does it expect to in the near future. No significant changes in the number of the Registrant's employees in anticipated.

RECENTLY ISSUED ACCOUNTING STANDARDS:

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No.150 establishes new standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under previous guidance, issuers could account for many of those instruments as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that the adoption of SFAS No. 150 will not have a material impact on its results of operations or financial condition.

In December 2002, the FASB issued SFAS No 148, Accounting for Stock-Based Compensation Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, and establishes two alternative methods of transition from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosure about the effects on reported net income (loss) and requires disclosure for these effects in interim financial information. The provisions for the alternative transition methods are effective for fiscal years ending after December 15, 2002, and the amended disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company plans to continue accounting for stock-based compensation under APB 25. Therefore, this pronouncement is not expected to impact the Company's financial position or results of operations.

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

PART II. OTHER INFORMATION

Item 1.  Legal proceedings

Not Applicable

Item 2.  Changes in securities

In the quarter ended June 30, 2003, no unregistered shares of our $.001 par value common stock were issued.

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

Item 5.  Other information

         Not applicable

Item 6.  Exhibits and reports on Form 8-K

         a) Exhibits

         Exhibit 31 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Exhibit 32 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         b) Reports or Form 8-K

         On April 2, 2003, the Company filed a Current Report on Form 8-K under Items 1, 2 and 7 reporting the disposition of its catering and foodservice business as well as the subsequent acquisition of all of the issued and outstanding securities of El Capitan Precious Metals, Inc.

         On May 16, 2003, the Company filed a Current Report on Form 8-K under Items 4, 7 and 8 reporting the change in the Company's certifying accountant as well as the change in its fiscal year from December 31 to September 30.

         On May 30, 2003, the Company filed a Current Report on Form 8-K/A under items 2 and 7, which amended the report filed on April 2, 2003, to include the audited financial statements of El Capitan Precious Metals, Inc. for the period from July 26, 2002 (inception) through September 30, 2002. Also included in the filing was the unaudited pro forma loss per share for the period from July 26, 2002 (inception) through September 30, 2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       El Capitan Precious Metals, Inc.
                                       (Registrant)

Date:  August 19, 2003                 By: /s/Charles Mottley
       ---------------                     ------------------------------------
                                           Charles Mottley
                                           President and Chief Executive Officer