Form 10KSB
period 2003-09-30
DML SERVICES INC
filed 2004-02-13
CIK 1135202

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


   [X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
         For the fiscal year ended SEPTEMBER 30, 2003

   [ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

                        Commission File Number 333-56262


                        EL CAPITAN PRECIOUS METALS, INC.
                 (Name of small business issuer in its charter)

NEVADA                                                                88-0482413
------                                                                ----------
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
incorporation or organization)

                            7315 EAST PEAKVIEW AVENUE
                            ENGLEWOOD, COLORADO 80111
               (Address of principal executive offices)(Zip Code)

         Issuer's telephone number, including area code: (303) 796-8940

    Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:
                          $.001 PAR VALUE, COMMON STOCK
                                (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer had no revenue for its most recent fiscal year.

The aggregate market value of the issuer's voting stock held as of February 9, 2004, by non-affiliates of the issuers was $4,189,035 based on the closing market price of the Registrant's common stock of $0.75 as reported on the OTC Bulletin Board.

As of February 9, 2004, issuer had 17,369,760 shares of its $.001 par value common stock outstanding.

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

On March 18, 2003, we acquired all of the issued and outstanding securities of El Capitan Precious Metals, Inc., a Delaware corporation and changed our name to El Capitan Precious Metals, Inc. The stockholders of El Capitan Precious Metals, Inc. received 13,000,000 shares of our common stock which represented 85% of our total shares outstanding immediately following the exchange. As a result of a four share for one share stock split completed by us on November 25, 2002, and the retirement of 10,040,000 post-reverse split shares which took place immediately prior to closing the exchange transaction, the stockholders of DML Services, Inc. held 2,240,000 shares of our common stock which represented 15% of the total outstanding shares of our common stock immediately following the exchange.

The stockholders and management of El Capitan Precious Metals, Inc. acquired control of us at the effective time of the exchange. The transaction has been recorded as a reverse acquisition based on factors demonstrating that El Capitan Precious Metals, Inc. constitutes the accounting acquirer. We are managed by the management and sole director of El Capitan Precious Metals, Inc.

In August of 2003, we acquired from our largest stockholder, Gold and Minerals Company, Inc., certain mining claims granted by the United States Bureau of Land Management, a building and personal property known as the COD Mine located near Kingman, Arizona. An appraisal dated May 2001 estimated the fair market value of the COD Mine to be $5,000,000. Consideration for this purchase consisted of 1.2 million shares of our common stock, which had a market value of $1,440,000 on the closing date. Because the COD Mine was acquired from our controlling stockholder in exchange for our common stock, the transaction was accounted for as a non-monetary exchange and the COD Mine was recorded at no value on our financial statements. As a result of this transaction, Gold and Minerals now holds 11,275,000 shares of our common stock which represents approximately 65% of the currently outstanding shares.

(b)         Business of Issuer

We are a nominally capitalized development stage company whose assets consist primarily of a 40% ownership interest in the El Capitan mine located in Lincoln county, south central New Mexico and the COD Mine. The remaining 60% of the El Capitan mine is owned by El Capitan, Ltd, a wholly owned subsidiary of Gold and Minerals Company, Inc.

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

The mine, currently inactive, was active for 17 years prior to 1994 and our involvement but there are no proven commercial precious metals reserves. All mining and EPA permitting has been approved. Presently, we do not intend to restart mining operations at the El Capitan property as we are a nominally capitalized company and do not have the financial capability to develop and mine the property. Our current intention is to prepare and deliver to mining organizations throughout the United States and abroad information on the El Capitan property and solicit proposals for the resumption of mining operations. In July 2003, we retained the services of IBK Capital Corp. of Toronto, Ontario, Canada, to act as an advisor for a fee of $20,605 to assist with strategic options that may include merger, joint venture or possible sale of the El Capitan mining property. As part of its services, IBK prepared and delivered to a number of mining companies worldwide a comprehensive report on the El Capitan property in an effort to generate indications of interest. As of the filing of this report, we have not received any significant indications of interest, and there is no assurance that any will be received.

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

In 2002, our largest stockholder, Gold and Minerals Company, Inc., which owns 60% of the El Capitan property, commissioned drilling and assay reports that were completed by Albuquerque Geological of Albuquerque, New Mexico. The following information was taken from the drilling and assay reports prepared for Gold and Minerals Company, Inc.

RESERVE SUMMARY OF IN-PLACE TONS OF IRON ORE AND MINERAL:

                 PROVEN        INDICATED        INFERRED           TOTAL
                 ------        ---------        --------           -----
Iron Ore       4,674,869       2,136,494          738,742         7,550,105
Mineral              ---       8,231,696       50,021,199        58,252,895
                                                                 ----------
                                                                 65,803,000

A preliminary core-sampling program was recently completed for Gold and Minerals Company, Inc. Below is a summary of the analytical results of modified fire assay. In addition to the gold results shown below, the reports also showed concentrations of silver and other precious metals (platinum group) present in the samples.

                                                    GOLD,
       SAMPLE #            CORE HOLE #         TROY OZ./ TON*
       --------            -----------         -------------
          1.                    2.                   .07
          2.                    2.                   .09
          3.                    3.                   .13
          4.                    5.                   .22
          5.                    5.                   .34
          6.                    5.                   .23
          7.                    5.                   .41
          8.                    4.                   .38
          9.                    4.                   .11
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

Further testing is being completed on the property and recently completed assays of dore bars smelted from concentrate generated from 4,000 tons of high grade sections of the El Capitan mine ore calculate back to the high graded head ore at 180 to 200 ounces of silver per short ton. These samples were taken from sections of the El Capitan property known to contain high grade ore and therefore there is no assurance these results will encompass the entire property.

COD MINE

The COD Mine is an underground mine located in the Cerbat mountains approximately 10 miles north, northwest of Kingman, Arizona. The property contains 13 claims granted by the United States Bureau of Land Management. The rock structures on the property are precambrian granites with oxide ores being prevalent at upper levels of the mine, and sulfide ores being prevalent at the lowest levels of the mine. This property has previously been mined through two underground shafts leading to seven levels most recently in the mid 1980's. The COD Mine was originally located in 1878.

The following mining equipment is located on site:

     o    45 x 94 foot steel building
     o    20 x 24 foot steel building
     o    small steel building for equipment
     o    gravity mill and associated equipment
     o    rod mill
     o    diagonal deck table
     o    various fuel and water storage tanks
     o    crushing circuit equipment and conveyors
     o    compressors and generators
     o    hoists
     o    52' head frame including head frame, ore skip and work car
     o    miscellaneous other mining supplies and equipment

MINING PROCESS

We do not have the financial capability to mine either the El Capitan property or COD Mine. However, should we be successful in finding a partner to develop either site, the typical mining process begins with precious metal containing ore being dug from the surface or blasted from the rock face in underground mines. It is then hauled to the surface where a crushing plant reduces the ore to less than 3/4 inch in size. The ore is then milled to increasingly smaller sizes until it is properly prepared for the smelting process. The precious metals are then separated from the rock by smelting, or heating, enabling it to be poured into molds. The molded metals are then dissolved and separated into individual precious metals groups.

GOLD AND SILVER

According to the World Gold Council, in 2001, mine production amounted to 2,604 tons, or 67% of total gold demand in that year. Production decreased slightly to 2,590 tons in 2002, the most recent year for which records are available. Generally, gold production has been growing in recent years, but the real acceleration took place after the late 1970s, when output was in the region of 1,500 tons per year.

Gold is traded as an investment on various world markets including London, New York, Zurich and Tokyo and are fixed twice daily in London. The "fix" is the reference price on which a large number of gold transactions around the world are based. The price is set by a number of market members matching buy and sell orders from all over the world. High, low and average London afternoon gold fix prices for the years ended December 31, 2003, 2002 and 2001 are as follows:

Gold - London Afternoon Fix Prices - US Dollars

   YEAR ENDED                    HIGH              LOW            AVERAGE
   ----------                    ----              ---            -------
December 31, 2003              $416.25           $328.18          $363.38
December 31, 2002               349.30            277.75           309.73
December 31, 2001               293.25            255.95           271.04
Data Source: Kitco

Silver is also traded as an investment on various world markets which are fixed twice daily in London. High, low and average London afternoon silver fix prices for the years ended December 31, 2003, 2002 and 2001 are as follows:

Silver - London Afternoon Fix Prices - US Dollars

    YEAR ENDED                    HIGH              LOW            AVERAGE
    ----------                    ----              ---            -------
December 31, 2003               $5.9650           $4.3700          $4.8758
December 31, 2002                5.0975            4.2350           4.5995
December 31, 2001                4.8200            4.0650           4.3702
Data Source: Kitco

Should we be successful in developing and mining either the COD Mine or the El Capitan property and recovering appreciable amounts of gold or other precious metals, our revenues would be highly dependent upon the price of gold and/or other precious metals, the market for which can be highly volatile. There is no assurance that should either property be successfully mined, it will generate significant revenue from the sale of any precious metals to provide appreciable revenue to our company.

COMPETITION

The mining industry is dominated by multi-billion dollar, multi-national companies that possess resources exponentially greater than ours. As a result of our financial condition, we do not intend to directly compete with these companies but rather will solicit offers to assist us in mining the COD Mine and El Capitan property, of which there can be no assurance.

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

EMPLOYEES

We currently have two employees who are our officers and director. Our officers and director devote only such time to our business as is necessary to conduct the operations of the company.


ITEM 2.  DESCRIPTION OF PROPERTY.

We are the 40% owner of approximately 200 acres of mineral lands situated in the Capitan Mountains, Lincoln county, south central New Mexico. This property is located approximately one mile from Highway 246 approximately six miles north of the town of Capitan, New Mexico. Ingress to the property is over dirt road.

We also own 13 mining claims granted by the United States Bureau of Land Management known as the COD Mine. The property is located in the Cerbat Mountains approximately 10 miles north, northwest of Kingman, Arizona in Mohave County, Arizona.

Presently, our corporate secretary provides limited office space at no cost to us and it is anticipated this arrangement will continue for the foreseeable future.

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


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)      Market Information

Our common stock is not listed on any exchange; however, market quotes for the Company's common stock (under the symbol "ECPN") may be obtained from the OTC Bulletin Board ("OTCBB"). The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter ("OTC") securities. The following table sets forth, for the indicated fiscal periods, the high and low bid prices (as reported by the OTCBB) for the Company's common stock and all historical quotes are revised for a 4 for 1 stock split effective November 25, 2002. Our stock began trading during the quarter ended June 30, 2002, and accordingly, no quotes are available prior to that date.

                                                       BID PRICE
                                              HIGH                   LOW
2003
Quarter ended March 31, 2003                  $1.70                 $1.10
Quarter ended June 30, 2003                   $3.07                 $1.15
Quarter ended September 30, 2003              $1.60                 $0.90
Quarter ended December 31, 2003               $1.13                 $0.77

2002
Quarter ended June 30, 2002                   $0.70                 $0.50
Quarter ended September 30, 2002              $0.70                 $0.10
Quarter ended December 31, 2002               $1.55                 $0.07

The prices set forth in this table represent quotes between dealers and do not include commissions, mark-ups or mark-downs, and may not represent actual transactions.

(b)      Holders

The number of record holders of our common stock as of January 9, 2004, was 28 according to our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name.

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

(d)      Recent Sales of Securities

In the quarter ended September 30, 2003, we issued 1,731,760 unregistered shares of our $.001 par value common stock in the transactions described below.

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

On August 25, 2003, we issued 1,200,000 shares of our $.001 par value common stock to our majority stockholder, Gold and Minerals Company, Inc. in exchange for the acquisition of the COD Mine. The shares had a market value of $1,440,000 on the closing date and because the COD Mine was acquired from our controlling stockholder in exchange for our common stock, the transaction was accounted for as a non-monetary exchange and the COD Mine was recorded at no value on our financial statements.

On September 17, 2003, we issued 152,380 shares of our $.001 par value common stock to our president as a component of an employment agreement. These shares were valued at $160,000 or $1.05 per share.

On September 17, 2003, we issued 352,380 shares of our $.001 par value common stock to a consultant for services valued at $370,000 or $1.05 per share.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General:

The acquisition of El Capitan Precious Metals, Inc. in March 2003 has been recorded as a reverse acquisition based on factors demonstrating that El Capitan constitutes the accounting acquirer. The shareholders of El Capitan received 85% of the post-acquisition outstanding common stock of DML. In addition, post-acquisition management personnel and the sole board member of the Company now consist of individuals previously holding positions with El Capitan. The historical stockholders' equity of El Capitan prior to the exchange has been retroactively restated (a recapitalization) for the equivalent number of shares received in the exchange after giving effect to any differences in the par value of the DML and El Capitan common stock, with an offset to additional paid-in capital. The restated consolidated deficit accumulated during the development stage of the accounting acquirer (El Capitan) has been carried forward after the exchange.

The independent auditors' report on the Company's consolidated financial statements as of September 30, 2003, and for each of the periods ended September 30, 2003 and 2002, includes a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 to the audited consolidated financial statements.

(a) Plan of operation

The Registrant has had no revenues from operations since its inception. Cash to fund the Registrant's operations has come solely from loans from stockholders which aggregated $531,500 for the year ended September 30, 2003. The Registrant anticipates it will need to borrow additional funds from stockholders and others to fund its operations for the next twelve months. In addition, the Registrant may raise capital through the issuance of equity instruments including warrants and possibly through private placements of the Registrant's common stock.

The Registrant's major expenses for the year ended September 30, 2003 consisted primarily of professional fees, management fees, compensation expense and legal and accounting fees equaling $1,500,764 of the Company's net loss of $1,561,669 for the fiscal year. A significant portion of these fees have been or will be paid with shares of the Company's common stock. As discussed in Note 4 to the financial statements, in preparing its year-end consolidated financial statements, the Company determined that the value of certain shares issued in connection with notes payable and recorded as expense during the quarter ended March 31, 2003, should be reduced by $262,500. This reduction in expense was recorded in the quarter ended September 30, 2003.

The Registrant's property management group, Gold and Minerals Company, Inc., has prepared and delivered informational packages on the El Capitan property to be delivered to active mining operators throughout the United States and abroad in an effort to solicit indications of interest in the El Capitan property. In addition, in July 2003, the Registrant signed an agreement with IBK Capital Corp. of Toronto, Ontario, Canada, to act as an advisor to the Registrant and assist with strategic options that may include merger, joint venture or possible sale of the El Capitan mining property. Under the agreement, the Company has paid IBK $20,605 which translates to a fee of Cdn$25,000 and an expense advance of Cdn$3,500. Should IBK be successful in presenting a transaction to the Company, the agreement calls for them to be paid a commission based on the total value in United States dollars of the transaction equal to 5% on the first million dollars, and declining one percentage point for each additional million dollars to a minimum of 1%.

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

Recently issued accounting pronouncements:

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS No.150 establishes new standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under previous guidance, issuers could account for many of those instruments as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted the applicable provisions of SFAS No. 150, however, numerous provisions have been delayed and will be adopted in the future. Management believes that the adoption of the delayed provisions will not have a material impact on its results of operations or financial condition.

In January 2003, the FASB issued SFAS Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES ("FIN 46"), which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity ("VIE") to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. In December 2003, the FASB approved a partial deferral of FIN 46 along with various other amendments. The effective date for this interpretation has been extended until the first fiscal period ending after December 15, 2003. As the Company does not currently have an interest in a VIE, management does not expect that the adoption of FIN 46 will have a significant immediate impact on the financial condition or results of operations of the Company.

In December 2002, the FASB issued SFAS No 148, ACCOUNTING FOR STOCK-BASED COMPENSATION TRANSITION AND DISCLOSURE. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, and establishes two alternative methods of transition from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosure about the effects on reported net income (loss) and requires disclosure for these effects in interim financial information. The provisions for the alternative transition methods are effective for fiscal years ending after December 15, 2002, and the amended disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 in 2003 and plans to continue accounting for stock-based compensation under APB 25.

In November 2002, the FASB issued SFAS Interpretation No. 45 ("FIN 45"), GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES AND INDEBTEDNESS OF OTHERS. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The adoption of FIN 45 did not have a significant impact on the financial condition or results of operations of the Company, as the Company has made no guarantees.

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

We believe that the following are the more significant accounting policies and methods used by the Company:

         -        stock-based compensation
         -        valuation of long-lived assets
         -        deferred income taxes

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

Valuation of long-lived assets - We assess the carrying value of long-lived assets for impairment when circumstances indicate such amounts may not be recoverable from future operations. Generally, assets to be held and used are considered impaired if the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. At September 30, 2003, the Company's long-lived assets are carried at $0.

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


ITEM 7.  FINANCIAL STATEMENTS.

The financial statements and related information required to be filed are indexed and begin on page F-1 and are incorporated herein.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         (a) On May 9, 2003, the Board of Directors of El Capitan Precious Metals, Inc. engaged the accounting firm of Gelfond Hochstadt Pangburn, P.C. as independent accountants for the Registrant for the newly adopted fiscal year ending September 30, 2003. Hawkins Accounting was dismissed effective May 9, 2003.

         (b) During the two most recent fiscal years ended December 31, 2002 and 2001, and interim periods subsequent to December 31, 2002, there have been no disagreements with Hawkins Accounting on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events.

         (c) Hawkins Accounting's report on the financial statements for the years ended December 31, 2002 and 2001, contained a going concern emphasis paragraph, describing substantial doubt about the Registrant's ability to continue as a going concern. With the exception of the foregoing, the report of Hawkins Accounting contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

         (d) The Registrant requested that Hawkins Accounting furnish it with a letter addressed to the SEC stating whether it agrees with the above statements. A copy of Hawkins Accounting letter to the SEC, dated May 15, 2003, is filed as
Exhibit 16.1 to the Form 8-K.

         (e) During the two most recent fiscal years through May 9, 2003, the Registrant had not consulted with Gelfond Hochstadt Pangburn, P.C. regarding either (i) the application of accounting principles to a specific transaction, either contemplated or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements, and either a written report was provided to the Registrant or oral advice was provided that Gelfond Hochstadt Pangburn, P.C. concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

We have adopted a Code of Ethics for our financial management staff. The Code of Ethics is attached herewith as Exhibit 99.1.

(a)      Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

NAME                    AGE      POSITION                              SINCE
----                    ---      --------                              -----
Charles C. Mottley       69      President and Director              July 2002
Thomas B. Olson          38      Secretary & Treasurer              August 2002

The following is a brief biography of our officers and directors.

CHARLES C. MOTTLEY. Mr. Mottley has been president and a director of El Capitan Precious Metals, Inc. since July 2002. Mr. Mottley has also been chairman and chief executive officer of Gold and Minerals Co., Inc., our largest stockholder, since 1978. Mr. Mottley has been employed in the mining industry in various capacities from equipment sales and services to active mining operations for over 35 years. Mr. Mottley is the author of five books, is the founder of the Fatherhood Foundation in Scottsdale, Arizona, and is on the board of directors of Mirror Ministries in the same community. Mr. Mottley received a Bachelor of Arts Degree from Hampden Sydney College in 1958.

THOMAS B. OLSON. Mr. Olson has been secretary of El Capitan Precious Metals, Inc. since August 2002. Mr. Olson has been the Secretary of Equitex, Inc., a publicly traded financial services holding company since January 1988 and has been a director of its wholly-owned subsidiary, Chex Services, Inc., since May 2002. Since March 2002, Mr. Olson has been the secretary of Torpedo Sports USA, Inc., a publicly traded manufacturer and distributor of recreational equipment. Mr. Olson has been Secretary of Equitex 2000, Inc. a holding company since its inception in 2001. From February 1990 to February 2000, Mr. Olson was a director, and from May 1994 to February 2000 secretary, of Immune Response, Inc. a publicly held company in the medical services business. Mr. Olson has attended Arizona State University and the University of Colorado at Denver.

(b)      Significant Employees

Not applicable.

(c)      Family Relationships

None

(d)      Involvement in Certain Legal Proceedings

Not applicable.

COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 ("Section 16") requires our officers, directors and persons who own more than ten percent of our voting securities to file reports of their ownership and changes in such ownership with the Securities and Exchange Commission (the "Commission"). Commission regulations also require that such persons provide us with copies of all Section 16 reports they file. Based solely upon its review of such reports received by us, or written representation from certain persons that they were not required to file any reports under Section 16, we believe that, during the fiscal year ending September 30, 2003, our officers and director have complied with all
Section 16 filing requirements.


ITEM 10.  EXECUTIVE COMPENSATION

(a)      General

In March 2003, we executed a two-year employment agreement under which we issued 200,000 shares of common stock to our president and sole director as incentive compensation to serve. We also agreed to a salary of $20,000 per month, effective January 1, 2003, which, at the option of the president, may be satisfied in shares of the Company's common stock. At September 30, 2003, the Company has issued 152,380 shares of common stock in payment of $160,000 of the salary and recorded $20,000 of accrued salary. The 200,000 shares of common stock granted to the president were valued at $320,000, which was recorded as general and administrative expense in March 2003.

Beginning October 1, 2003, our secretary received a management fee of $1,000 per month. Effective January 1, 2003, that amount was increased to 3,500 per month, which, at the option of the Secretary, may be satisfied in shares of the Company's common stock. The secretary's total compensation for the fiscal year ended September 30, 2003 was $34,500. Of that amount, $4,000 was paid in cash during the fiscal year and $30,500 is accrued and remains unpaid.

The following table summarizes the compensation paid to our executive officers for the year ended September 30, 2003, and the period from July 26, 2002 (inception) to September 30, 2002.

(b)      Summary Compensation Table

                             ANNUAL COMPENSATION
                      ------------------------------------   LONG-TERM
NAME AND PRINCIPAL                                          COMPENSATION
-------------------                           OTHER ANNUAL  ------------
POSITION              YEAR  SALARY    BONUS   COMPENSATION  OPTION/SARS   ALL OTHER
--------              ----  -------   ------  ------------  -----------   ---------
                             ($)       ($)         ($)          ($)           ($)
Charles C. Mottley    2003  180,000    -0-           -0-        -0-        320,000(1)
 President/Director
                      2002      0      -0-           -0-        -0-           -0-

Thomas B. Olson       2003   34,500    -0-           -0-        -0-           -0-
 Secretary/Treasurer
                      2002      0      -0-           -0-        -0-           -0-

(1) Compensation expense for shares of common stock received for services during fiscal year.

(c) Option/SAR grants table

Not Applicable.

(d) Aggregated option/SAR exercises and fiscal year-end option table

Not Applicable.

(e) Long-term incentive plan ("LTIP") awards table

Not Applicable.

(f) Compensation of directors

Our sole director received no compensation for his services as a director during the year ended September 31, 2003 or the period from July 26, 2002 (inception) through September 30, 2002.

(g) Employment contracts and termination of employment and change-in-control arrangements

In March 2003, we executed a two-year employment agreement under which we issued 200,000 shares of common stock to our president and sole director as incentive compensation to serve. We also agreed to a salary of $20,000 per month, effective January 1, 2003, which, at the option of the president, may be satisfied in shares of the Company's common stock. Terms of the employment agreement also require us to issue 500,000 shares of common stock to our president should we sell the El Capitan property during the term of the employment agreement. Should we sell the El Capitan property for a price in excess of $150 million, we are to grant the president a five-year option to purchase up to 2 million shares of our common stock at an exercise price of $3.00 per share.

(h) Report on repricing of options/SARs

Not Applicable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of December 31, 2003, the number and percentage of the 17,369,760 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer,
(iii) all current directors and executive officers of the Company as a group and
(iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                                      AMOUNT AND
                                                      NATURE OF        PERCENT
                        NAME AND ADDRESS              BENEFICIAL         OF
TITLE OF CLASS         OF BENEFICIAL OWNER            OWNERSHIP         CLASS
--------------         -------------------                              -----
  Common            Gold and Minerals Co., Inc.      11,275,000(1)       64.8%
                            PO Box 5148
                         Phoenix, AZ 85261

  Common                 Charles C. Mottley             352,380          2.0%
                       7315 E. Peakview Ave.
                        Englewood, CO 80111

  Common                  Thomas B. Olson               130,000          0.9%
                        7315 E. Peakview Ave
                        Englewood, CO 80111

  Common                   Wayne W. Mills               975,000          5.6%
                         5020 Blake Road S
                          Edina, MN 55436

  Common             All Officer and Directors       11,757,380(1)       67.7%
                        as a Group (2 Persons)

(1) Charles Mottley, who became President and is our sole Director effective with the acquisition of El Capitan Precious Metals, Inc. on March 18, 2003, is an officer and director of Gold and Minerals Co., Inc.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the year ended September 30, 2003, our president loaned us a total of $13,500, of which $3,500 was repaid prior to the fiscal year end. The remaining balance of $10,000 is due on demand and carries an interest rate of 8% per annum.

In August of 2003, we acquired from our largest stockholder, Gold and Minerals Company, Inc., certain mining claims granted by the United States Bureau of Land Management, a building and personal property known as the COD Mine located near Kingman, Arizona. An appraisal dated May 2001 estimated the fair market value of the COD Mine to be $5,000,000. Consideration for this purchase consisted of 1.2 million shares of our common stock, which had a market value of $1,440,000 on the closing date. Because the COD Mine was acquired from our controlling stockholder in exchange for our common stock, the transaction was accounted for as a non-monetary exchange and the COD Mine was recorded at no value on our financial statements. As a result of this transaction, Gold and Minerals now holds 11,275,000 shares of our common stock which represents approximately 65% of the currently outstanding shares.

In March 2003, the Company advanced $12,500 to an affiliate in which an officer of the Company is also an officer of the affiliate, in exchange for two unsecured, 8% promissory notes, which are due on demand. At September 30, 2003, the Company has recorded a valuation allowance of $12,500 against this receivable due to the uncertainty as to the ultimate collectibility of the note.

In September 2002, the Company received $120,000 from a stockholder of the Company in exchange for two, unsecured promissory notes payable. In April 2003, the Company received an additional $38,000 from this stockholder in exchange for two unsecured promissory notes payable. The notes bear interest at 8% and are due on demand.

In July 2003, the Company received $1,000 from its Secretary in exchange for an unsecured promissory note payable bearing interest at 8% per annum. This note was repaid in July 2003.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2003.

EXHIBITS

        Exhibit 31 - Certification pursuant to Section 302 of the
        Sarbanes-Oxley Act of 2002

        Exhibit 32 - Certification pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002

        Exhibit 99.1 - El Capitan Precious Metals, Inc. Code of Ethics for Senior Financial Management


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


                                        EL CAPITAN PRECIOUS METALS, INC.
                                        (Registrant)


Date:February 13, 2004                  By: /s/ Charles Mottley
     -----------------                     -------------------------------------
                                           Charles C. Mottley, President &
                                           Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:February 13, 2004                  /s/ Charles C. Mottley
     -----------------                  -------------------------------------
                                        Charles C. Mottley, President,
                                        Chief Executive Officer,
                                        Chief Financial Officer,
                                        President & Director

                        EL CAPITAN PRECIOUS METALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                     Page
                                                                                     ----
Independent auditors' report                                                          F-2

Consolidated Balance Sheet - September 30, 2003                                       F-3

Consolidated Statements of Operations - Year ended September 30, 2003, and the
periods from July 26, 2002 (inception) through September 30, 2002 and 2003            F-4

Consolidated Statements of Changes in Stockholders' Deficit - period from July
26, 2002 (inception) through September 20, 2002 and the year ended September 30,
2003                                                                                  F-5

Consolidated Statements of Cash Flows - Year ended September 30, 2003, and the
periods from July 26, 2002 (inception) through September 30, 2002 and 2003            F-6

Notes to Consolidated Financial Statements                                            F-7

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
El Capitan Precious Metals, Inc.

We have audited the accompanying consolidated balance sheet of El Capitan Precious Metals, Inc. and subsidiary (a Development Stage Company) as of September 30, 2003, the related consolidated statements of operations and cash flows for the year then ended, and for the periods from July 26, 2002 (inception) through September 30, 2002 and 2003, and the consolidated statements of changes in stockholders' deficit for the year ended September 30, 2003, and for the period from July 26, 2002 (inception) through September 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of El Capitan Precious Metals, Inc. and subsidiary as of September 30, 2003, and the results of their operations and their cash flows for the year then ended and for the periods from July 26, 2002 (inception) through September 30, 2002 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a net loss of $1,561,669 for the year ended September 30, 2003, and a deficit accumulated during the development stage of $1,583,246 for the period from July 26, 2002 (inception) through September 30, 2003. The Company also has a limited history and no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The consolidated financial statements so not include any adjustments that might result from the outcome of this uncertainty.




/S/ GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
February 3, 2004

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2003


                                     ASSETS

Current assets:
     Cash                                                       $          75
                                                                --------------

Deposits, and related party note receivable,
     net of allowance of $12,500 (Note 3)                              86,008
                                                                --------------

                                                                $      86,083
                                                                ==============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                           $      24,070
     Accrued liabilities                                               33,134
     Accrued liabilities, related parties                              70,500
     Interest payable, related parties                                  9,771
     Interest payable, other                                           17,197
     Notes payable, related parties (Note 3)                          168,000
     Notes payable, other (Note 4)                                    340,126
                                                                --------------

         Total liabilities (all current)                              662,798
                                                                --------------

Commitments and contingencies (Notes 4 and 5)

Stockholders' deficit (Note 7):
     Common stock, $0.001 par value; 50,000,000 shares
       authorized; 17,369,760 shares issued and outstanding            17,370
     Additional paid-in capital                                       989,161
     Deficit accumulated during the development stage              (1,583,246)
                                                                --------------

         Total stockholders' deficit                                 (576,715)
                                                                --------------

                                                                $      86,083
                                                                ==============

                See notes to consolidated financial statements.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Period from           Period from
                                                                  July 26, 2002         July 26, 2002
                                                                   (inception)           (inception)
                                             Year ended              through               through
                                         September 30, 2003    September 30, 2002    September 30, 2003
                                         ------------------    ------------------    ------------------
General and administrative expenses:
     Professional fees                   $        (902,609)                          $        (902,609)
     Officer compensation expense                 (510,034)                                   (510,034)
     Management fees, related
       parties (Note 3)                            (34,500)    $         (10,000)              (44,500)
     Legal and accounting fees                     (53,621)              (11,362)              (64,983)
     Other                                         (16,524)                                    (16,524)
                                         ------------------    ------------------    ------------------
                                                (1,517,288)              (21,362)           (1,538,650)
                                         ------------------    ------------------    ------------------

Other income (expense):
     Interest expense:
         Related parties (Note 3)                  (14,643)                 (215)              (14,858)
         Other                                     (29,738)                                    (29,738)
                                         ------------------    ------------------    ------------------
                                                   (44,381)                 (215)              (44,596)
                                         ------------------    ------------------    ------------------

Net loss                                 $      (1,561,669)    $         (21,577)    $      (1,583,246)
                                         ==================    ==================    ==================

Basic and diluted net loss per common
     share                               $           (0.11)    $           (0.02)    $           (0.13)
                                         ==================    ==================    ==================
Weighted average number of common
     shares outstanding                         14,406,328             1,105,000            12,369,466
                                         ==================    ==================    ==================

                See notes to consolidated financial statements.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

        PERIOD FROM JULY 26, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2002
                     AND THE YEAR ENDED SEPTEMBER 30, 2003


                                                                                        Deficit
                                                                                      accumulated
                                                     Common stock       Additional     during the
                                               -----------------------   paid-in      development
                                                  Shares      Amount     capital         stage         Total
                                               ------------  ---------  ----------   ------------   -----------
Initial issuance of common stock in
  September 2002                                 1,105,000   $  1,105   $  (1,096)                  $        9

Net loss                                                                             $   (21,577)      (21,577)
                                               ------------  ---------  ----------   ------------   -----------

Balances at September 30, 2002                   1,105,000      1,105      (1,096)       (21,577)      (21,568)

Issuance of common stock to Gold and
  Minerals Company, Inc. in connection
  with purchase of interest in assets of
  El Capitan, Ltd. in November 2002 (Note 1)    10,075,000     10,075     (10,067)                           8

Issuance of common stock for cash
  in November 2002                               1,820,000      1,820      (1,806)                          14
                                               ------------  ---------  ----------   ------------   -----------

                                                13,000,000     13,000     (12,969)       (21,577)      (21,546)

Acquisition of DML Services, Inc.
  on March 17, 2003 (Note 1)                     2,240,000      2,240     (52,240)                     (50,000)

Common stock issued in connection with
  notes payable in March 2003 (Note 4)             175,000        175      17,325                       17,500

Common stock and warrants issued
  for services in March 2003 (Note 5)               50,000         50     188,950                      189,000

Common stock issued under executive
  compensation agreement in March
  2003 (Note 3)                                    352,380        352     479,648                      480,000

Issuance of common stock to Gold and
  Minerals Company, Inc. in connection
  with purchase of COD Mine in August
  2003  (Note 1)                                 1,200,000      1,200      (1,200)

Common stock issued under management
  agreement in August 2003 (Note 5)                352,380        353     369,647                      370,000

Net loss                                                                              (1,561,669)   (1,561,669)
                                               ------------  ---------  ----------   ------------   -----------

Balances at September 30, 2003                  17,369,760   $ 17,370   $ 989,161    $(1,583,246)   $ (576,715)
                                               ============  =========  ==========   ============   ===========

                See notes to consolidated financial statements.

            EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                     (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Period from      Period from
                                                                                      July 26, 2002    July 26, 2002
                                                                                      (inception)       (inception)
                                                                      Year ended        through           through
                                                                     September 30,    September 30,    September 30,
                                                                         2003             2002             2003
                                                                     -------------    -------------    -------------
Cash flows from operating activities:
     Net loss                                                        $ (1,561,669)    $    (21,577)    $ (1,583,246)
                                                                     -------------    -------------    -------------
     Adjustments to reconcile net loss to net cash used in
      operating activities:
         Stock-based compensation expense                               1,039,000                         1,039,000
         Amortization of discount on notes payable                         17,500                            17,500
         Provision for uncollectible related party note receivable         12,500                            12,500
         Changes in operating assets and liabilities:
            Increase in accounts payable                                   14,112            9,958           24,070
            Increase in accrued liabilities                                33,134                            33,134
            Increase in accrued liabilities, related parties               60,285           10,215           70,500
            Increase in interest payable, related parties                   9,771                             9,771
            Increase in interest payable, other                            17,197                            17,197
                                                                     -------------    -------------    -------------
            Total adjustments                                           1,203,499           20,173        1,223,672
                                                                     -------------    -------------    -------------
            Net cash used in operating activities                        (358,170)          (1,404)        (359,574)
                                                                     -------------    -------------    -------------

Cash flows from investing activities:
     Deposits in connection with proposed asset purchase                  (68,500)         (17,500)         (86,000)
     Issuance of notes receivable                                         (12,500)                          (12,500)
     Cash paid in connection with acquisition of
      DML Services, Inc.                                                  (50,000)                          (50,000)
                                                                     -------------    -------------    -------------
            Net cash used in investing activities                        (131,000)         (17,500)        (148,500)
                                                                     -------------    -------------    -------------

Cash flows from financing activities:
     Proceeds from the sale of common stock                                    14                9               23
     Issuance of notes payable, related parties                            52,500          120,000          172,500
     Issuance of notes payable, other                                     359,000                           359,000
     Repayment of notes payable, related parties                           (4,500)                           (4,500)
     Repayment of notes payable, other                                    (18,874)                          (18,874)
                                                                     -------------    -------------    -------------

            Net cash provided by financing activities                     388,140          120,009          508,149
                                                                     -------------    -------------    -------------

(Decrease) increase in cash                                              (101,030)         101,105               75
Cash, beginning                                                           101,105                -                -
                                                                     -------------    -------------    -------------
Cash, ending                                                         $         75     $    101,105     $         75
                                                                     =============    =============    =============

Supplemental disclosure of non-cash investing and financing activities:

     Issuance of common stock to Gold and Minerals Company, Inc.
         in connection with the purchase of interest in assets
         of El Capitan, Ltd.                                         $          8     $         -      $          8
                                                                     =============    =============    =============

     Issuance of common stock to Gold and Minerals
         Company, Inc. in connection with the purchase
         of the COD Mine (Note 1)                                    $      1,200     $         -      $      1,200
                                                                     =============    =============    =============

                See notes to consolidated financial statements.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               YEAR ENDED SEPTEMBER 30, 2003, AND THE PERIODS FROM
          JULY 26, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2003 AND 2002


1.   BUSINESS, ORGANIZATION, GOING CONCERN AND MANAGEMENT'S PLANS:

     BUSINESS:

     On July 26, 2002, El Capitan Precious Metals, Inc. ("El Capitan" or the
       "Company") was incorporated as a Delaware corporation to engage in the business of acquiring mining properties containing precious metals, principally gold, silver, and platinum. The Company is in the development stage, and since inception, has devoted substantially all of its efforts to raising capital and negotiating the acquisition of an interest in a mining property and certain other mining claims and assets, discussed below.

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

     The consolidated financial statements include the accounts of DML and El
       Capitan. All significant intercompany transactions and balances have been eliminated in consolidation.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDARY
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               YEAR ENDED SEPTEMBER 30, 2003, AND THE PERIODS FROM
          JULY 26, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2003 AND 2002

1.   BUSINESS, ORGANIZATION, GOING CONCERN AND MANAGEMENT'S PLANS (CONTINUED):

     GOING CONCERN AND MANAGEMENT'S PLANS:

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $1,561,669 for the year ended September 30, 2003 and a deficit accumulated during the development stage of $1,583,246 for the period from July 26, 2002 (inception) through September 30, 2003. The Company has a limited operating history and no revenue producing operations. In addition, the Company does not have a revolving loan agreement with any financial institution. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     To address its current cash flow concerns, the Company is in discussions with certain stockholders and others to raise additional funds for working capital. However, the Company cannot provide any assurance that it will be able to raise funds through a further issuance of debt or equity securities.

     LETTER OF UNDERSTANDING WITH GOLD AND MINERALS COMPANY, INC.:

     In September 2002, the Company entered into a letter of understanding (the
       "LOU") with Gold and Minerals Company, Inc. ("Minerals"), a Nevada corporation. Minerals is involved in the exploration, development, and testing of mining properties. Under the terms of the LOU, the Company completed the acquisition of a 40% interest in certain assets of El Capitan, Ltd. ("ECL"), an Arizona corporation, which is a wholly-owned subsidiary of Minerals, in exchange for the issuance of 10,075,000 shares of the Company's common stock to Minerals (which occurred in November 2002, and which constituted a 77.5% equity ownership in the Company prior to the reverse acquisition) and $100,000 cash (the "Purchase Price").

     The assets of ECL primarily consist of the El Capitan mine (the "Mine") an inactive iron and related ore mine located in New Mexico. The Mine contains four patented claims and three unpatented claims on approximately 200 acres in the Capitan Mountains in Lincoln County, New Mexico. The Mine has no proven reserves. The Company is not to assume any liabilities or obligations of ECL.

     As of September 30, 2003, the Company had paid $86,000 of the $100,000 cash required to purchase ECL. In October 2003, the remaining $14,000 was paid to Minerals by the Company.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDARY
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               YEAR ENDED SEPTEMBER 30, 2003, AND THE PERIODS FROM
          JULY 26, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2003 AND 2002

1.   BUSINESS, ORGANIZATION, GOING CONCERN AND MANAGEMENT'S PLANS (CONTINUED):

     PURCHASE OF MINING CLAIMS FROM MINERALS:

     In August 2003, the Company acquired from Minerals, certain mining claims granted by the United States Bureau of Land Management, a building and personal property known as the COD Mine located near Kingman, Arizona. The COD Mine is an inactive underground mine consisting of thirteen mining claims as well as various outbuildings and other associated personal property. An appraisal dated May 2001 estimated the fair market value of the COD Mine to be $5,000,000. Consideration for this purchase consisted of 1.2 million shares of the Company's common stock, which had a market value of $1,440,000 on the closing date. Because the COD Mine was acquired from the Company's controlling stockholder in exchange for shares of the Company's common stock, the transaction was accounted for as a non-monetary exchange and was recorded at no value in the consolidated financial statements.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTs:

     The fair values of cash, accounts payable and notes payable to third parties approximate their carrying amounts because of the short maturities of these instruments. The fair values of related party notes receivable and related party notes payable are not practicable to estimate based on the related party nature of the underlying transactions.

     CASH AND CASH EQUIVALENTS:

     The Company considers all highly liquid investments with an original maturity of three months or less and money market instruments to be cash equivalents.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDARY
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               YEAR ENDED SEPTEMBER 30, 2003, AND THE PERIODS FROM
          JULY 26, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2003 AND 2002

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

     NET INCOME (LOSS) PER SHARE:

     SFAS No. 128, EARNINGS PER SHARE, requires dual presentation of basic and diluted earnings or loss per share ("EPS") with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (100,000 shares at September 30, 2003; none at September 30, 2002) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. These dilutive securities are not considered in the calculation, as the impact of the potential shares would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

     Earnings and loss per share of common stock is computed based on the average number of common shares outstanding during the period. The historical loss per share of El Capitan prior to the merger has been retroactively restated to reflect the new capital structure.

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

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDARY
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               YEAR ENDED SEPTEMBER 30, 2003, AND THE PERIODS FROM
          JULY 26, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2003 AND 2002

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     IMPAIRMENT OF LONG-LIVED ASSETS:

     Management assesses the carrying value of long-lived assets for impairment when circumstances indicate such amounts may not be recoverable from future operations. Generally, assets to be held and used are considered impaired if the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. At September 30, 2003, long-lived assets were recorded at no value in the consolidated financial statements.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

     In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS
       No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS No. 150 establishes new standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under previous guidance, issuers could account for many of those instruments as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. The Company has adopted the applicable provisions of SFAS No. 150, however, numerous provisions have been delayed and will be adopted in the future. Management believes that the adoption of the delayed provisions will not have a material impact on its results of operations or financial condition.

     In January 2003, the FASB issued SFAS Interpretation No. 46, CONSOLIDATION
       OF VARIABLE INTEREST ENTITIES ("FIN 46"), which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity ("VIE") to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. In December 2003, the FASB approved a partial deferral of FIN 46 along with various other amendments. The effective date for this interpretation has been extended until the first fiscal period ending after December 15, 2003. As the Company does not currently have an interest in a VIE, management does not expect that the adoption of FIN 46 will have a significant immediate impact on the financial condition or results of operations of the Company.

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

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDARY
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               YEAR ENDED SEPTEMBER 30, 2003, AND THE PERIODS FROM
          JULY 26, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2003 AND 2002

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

     In November 2002, the FASB issued SFAS Interpretation No. 45 ("FIN 45"),
       GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES AND INDEBTEDNESS OF OTHERS. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The adoption of FIN 45 did not have an impact on the financial condition or results of operations of the Company, as the Company has made no guarantees.

     RECLASSIFICATIONS:

     Certain amounts reported in the prior periods' financial statements have been reclassified to conform to the current year presentation.

3.   RELATED PARTY TRANSACTIONS:

     NOTES RECEIVABLE:

     In March 2003, the Company advanced $12,500 to an affiliate in which an officer of the Company is also an officer of the affiliate, in exchange for two unsecured, 8% promissory notes, which are due on demand. At September 30, 2003, the Company has recorded a valuation allowance of $12,500 against this receivable due to uncertainty as to the ultimate collecibility of these promissory notes.

     NOTES PAYABLE:

     In September 2002, the Company received $120,000 from a stockholder of the Company in exchange for two, unsecured promissory notes. In April 2003, the Company received an additional $38,000 from this stockholder in exchange for two, unsecured promissory notes. The notes bear interest at 8% and are due on demand.

     In July 2003, the Company received $13,500 from its president and sole director in exchange for two unsecured promissory notes. The notes bear interest at 8% per annum and are due on demand. In August 2003, $3,500 was repaid by the Company.

     In July 2003, the Company received $1,000 from its corporate secretary in exchange for an unsecured promissory note bearing interest at 8% per annum. This note was repaid in July 2003.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDARY
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               YEAR ENDED SEPTEMBER 30, 2003, AND THE PERIODS FROM
          JULY 26, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2003 AND 2002

3.   RELATED PARTY TRANSACTIONS (CONTINUED):

     EMPLOYMENT AGREEMENT:

     In March 2003, the Company executed a two-year employment agreement under which the Company issued 200,000 shares of common stock to its president and sole director as incentive compensation. The Company also agreed to a salary of $20,000 per month, effective January 1, 2003, which, at the option of the president, may be satisfied in shares of the Company's common stock. At September 30, 2003, the Company has issued 152,380 shares of common stock in payment of $160,000 of the salary and recorded $20,000 of accrued salary payable. The 200,000 shares of common stock granted to the president were valued at $320,000, which was recorded as general and administrative expense in March 2003.

     Terms of the employment agreement also require the Company to issue 500,000 shares of common stock to the president should the Company sell the Mine during the term of the employment agreement. Should the Company sell the Mine for a price in excess of $150 million, the Company is to grant the president a five-year option to purchase up to 2 million shares of the Company's common stock at an exercise price of $3.00 per share.

     MANAGEMENT FEES:

     The Company has agreed to pay management fees to a stockholder ($5,000 per month beginning August 1, 2002), and its corporate secretary ($1,000 per month beginning October 1, 2002 increased to $3,500 per month beginning January 1, 2003). The agreements are on a month-to-month basis. The Company paid management fees pursuant to these agreements of $72,000, $82,000 and $10,000 during the year ended September 30, 2003 and during the periods from July 26, 2002 (inception) through September 30, 2003 and 2002, respectively. Accrued management fees at September 30, 2003 are $53,600.

4.   NOTES PAYABLE, OTHER:

     During the period from July 26, 2002 (inception) through September 30,
       2003, the Company received $359,000 in exchange for unsecured, 8% promissory notes from five individuals, which are due on demand. In addition, in March 2003 the Company issued 175,000 shares of common stock in connection with certain of these notes. The portion of proceeds applicable to the common stock was determined to be $17,500 ($0.10 per share, the par value of the Company's common stock at the dates of issuance), which occurred prior to the reverse acquisition. Accordingly, $17,500 was charged to interest expense, as the notes are due on demand. At the date of the transaction, the Company originally determined that the value of the shares issued was approximately $280,000. In preparing its year-end consolidated financial statements, the Company re-evaluated the transaction and valuation of the shares issued and as a result, recorded an adjustment in the quarter ended September 30, 2003, to reduce the original amount expensed by $262,500. In December 2003, the Company received a demand for payment from the holder of a note in the amount of $50,000. The Company currently does not have funds available for payment of the note and therefore may be considered in default.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDARY
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               YEAR ENDED SEPTEMBER 30, 2003, AND THE PERIODS FROM
          JULY 26, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2003 AND 2002

5.   CONSULTING AGREEMENTS:

     In October 2002, the Company entered into a consulting and services agreement (the "Agreement") for business development and investor relations services. The term of the Agreement is 18 months, but may be terminated earlier under certain circumstances. Terms of the agreement require the Company to pay a total of $200,000 to the consultant, which was expensed during the year ended September 30, 2003, and which was paid as of September 30, 2003.

     In March 2003, the Company entered into a business consulting and financial advisory agreement. In exchange for services performed under this agreement, the Company issued 50,000 shares of common stock valued at $80,000 ($1.60 per share; the market value of the Company's common stock on the date of issuance) and warrants to purchase 100,000 shares of common stock valued at $109,000 utilizing the Black-Scholes option pricing model (Note 7).

     In August 2003, concurrent with the acquisition of the COD Mine, the Company entered into a consulting agreement with an officer of Minerals pursuant to which he received 200,000 shares of common stock valued at $210,000. In addition, the Company agreed to pay a fee of $20,000 per month, effective January 1, 2003, which may be paid in shares of the Company's common stock at the Company's option. At September 30, 2003, the Company has issued 152,380 shares of common stock in payment of $160,000 of the consulting fee and recorded $20,000 of accrued fees payable.

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

     The Company incurred no income taxes during the period from July 26, 2002
       (inception) through September 30, 2003. The expected tax benefit for the period is approximately $538,000 (approximately $531,000 for the year ended September 30, 2003), based on a Federal statutory income tax rate of 34%. The difference between the expected tax benefit and non-recognition of a tax benefit during the periods is primarily the result of a valuation allowance applied to the net deferred tax asset, which primarily consists of the Company's net operating loss carryforwards. A valuation allowance has been provided to reduce the net deferred tax asset, as realization of the asset is not assured. At September 30, 2003, the Company had net operating loss carryforwards of approximately $1,500,000, which are available to offset future taxable income, if any, through 2023.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDARY
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               YEAR ENDED SEPTEMBER 30, 2003, AND THE PERIODS FROM
          JULY 26, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2003 AND 2002

7.   STOCKHOLDERS' DEFICIT:

     WARRANTS:

     In March 2003, the Company issued warrants to purchase up to 100,000 shares of the Company's common stock, exercisable immediately through March 2006 (Note 5). The warrants' exercise prices are as follows:

                       SHARES UNDER WARRANT      EXERCISE PRICE PER SHARE
                              25,000                       $2.50
                              50,000                       $5.00
                              25,000                       $7.50
                              ------
                             100,000