Form 10QSB
period 2003-12-31
EL CAPITAN PRECIOUS METALS INC
filed 2004-02-23
CIK 1135202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended DECEMBER 31, 2003


             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________to_________


                          Commission File No. 333-56262


                        EL CAPITAN PRECIOUS METALS, INC.
             (Exact Name of Registrant as Specified in its Charter)



                   Nevada                               88-0482413
                --------------------------------------------------
                (State or other jurisdiction of      (IRS Employer
               incorporation or organization)   Identification No.)


                            7315 East Peakview Avenue
                            Englewood, Colorado 80111
               ---------------------------------------------------
               (Address of principal executive offices) (Zip code)


                                 (303) 796-8940
              ---------------------------------------------------
              (Registrant's telephone number including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock outstanding at February 20, 2004: 17,369,760

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY

                                      INDEX


PART I  FINANCIAL INFORMATION                                                              Page
                                                                                           ----
  Item 1.  Unaudited financial statements:

           Independent accountants' report                                                    1

           Condensed consolidated balance sheet - December 31, 2003                           2

           Condensed consolidated statements of operations - three months ended
           December 31, 2003 and 2002, and the period
           from July 26, 2002 (inception) through December 31, 2003                           3

           Condensed consolidated statements of changes in stockholders'
           deficit- period from July 26, 2002 (inception) through December 31, 2003           4

           Condensed consolidated statements of cash flows - three months ended December 31, 2003 and 2002, and the period from July 26, 2002
           (inception) through December 31, 2003                                              5

           Notes to condensed consolidated financial statements                          6 - 10

  Item 2.  Management's discussion and analysis or plan of operation                    11 - 13

PART II OTHER INFORMATION

  Item 1.  Legal proceedings                                                                 13

  Item 2.  Changes in securities and use of proceeds                                         13

  Item 4.  Controls and procedures                                                           13

  Item 5.  Other information                                                                 13

  Item 6.  Exhibits and reports on Form 8-K                                                  13

           Signature                                                                         14

                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors
El Capitan Precious Metals, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of El Capitan Precious Metals, Inc. and subsidiary (a Development Stage Company) as of December 31, 2003, the related condensed consolidated statements of operations and cash flows for the three-month periods ended December 31, 2003 and 2002, and the period from July 26, 2002 (inception) through December 31, 2003, and the condensed consolidated statements of changes in stockholders' deficit from July 26, 2002 (inception) through December 31, 2003. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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

Denver, Colorado
February 23, 2004

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2003
                                   (UNAUDITED)


                                     ASSETS

Current assets:
     Cash                                                        $       161
     Prepaid expenses                                                  1,500
                                                                 ------------
        Total current assets                                           1,661
                                                                 ------------
Investment (Note 1)                                                  100,008
                                                                 ------------
                                                                 $   101,669
                                                                 ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                            $    25,928
     Accrued liabilities                                              48,134
     Accrued liabilities, related parties (Note 3)                   201,000
     Interest payable, related parties                                14,685
     Interest payable, other                                          22,894
     Notes payable, related parties (Note 3)                         168,400
     Notes payable, other (Note 4)                                   369,926
                                                                 ------------
         Total liabilities (all current)                             850,967
                                                                 ------------

Commitments and contingencies (Notes 4 and 5)

Stockholders' deficit:
     Common stock, $0.001 par value; 50,000,000 shares
       authorized; 17,369,760 shares issued and outstanding           17,370
     Additional paid-in capital                                      989,161
     Deficit accumulated during the development stage             (1,755,829)
                                                                 ------------
         Total stockholders' deficit                                (749,298)
                                                                 ------------
                                                                 $   101,669
                                                                 ============

           See notes to condensed consolidated financial statements.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        Period from
                                                                        July 26, 2002
                                        Three months     Three months   (inception)
                                            ended            ended        through
                                         December 31,    December 31,   December 31,
                                            2003            2002            2003
                                        -------------   -------------   -------------

General and administrative expenses:
     Professional fees                  $   (88,500)    $   (90,004)    $  (991,109)
     Officer compensation expense           (60,000)              -        (570,034)
     Management fees, related
       parties (Note 3)                     (10,500)         (3,000)        (55,000)
     Legal and accounting fees               (2,465)         (6,640)        (67,448)
     Other                                     (507)           (124)        (17,031)
                                        ------------    ------------    ------------
                                           (161,972)        (99,768)     (1,700,622)
                                        ------------    ------------    ------------

Interest expense:
     Related parties (Note 3)                (3,391)         (2,965)        (18,249)
     Other                                   (7,220)              -         (36,958)
                                        ------------    ------------    ------------
                                            (10,611)         (2,965)        (55,207)
                                        ------------    ------------    ------------

Net loss                                $  (172,583)    $  (102,733)    $(1,755,829)
                                        ============    ============    ============

Basic and diluted net loss per common
     share                              $     (0.01)    $     (0.01)    $     (0.13)
                                        ============    ============    ============
Weighted average number of common
     shares outstanding                  17,369,760      12,388,152      13,249,059
                                        ============    ============    ============

           See notes to condensed consolidated financial statements.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

         PERIOD FROM JULY 26, 2002 (INCEPTION) THROUGH DECEMBER 31, 2003
                                   (UNAUDITED)

                                                                                        Deficit
                                                                                      accumulated
                                                     Common stock        Additional    during the
                                                ----------------------    paid-in     development
                                                  Shares      Amount      capital         stage         Total
                                                -----------  ---------   ----------   ------------   -----------
Initial issuance of common stock in
  September 2002                                 1,105,000   $  1,105    $  (1,096)                  $        9

Net loss                                                                              $   (21,577)      (21,577)
                                                -----------  ---------   ----------   ------------   -----------

Balances at September 30, 2002                   1,105,000      1,105       (1,096)       (21,577)      (21,568)

Issuance of common stock to Gold and
  Minerals Company, Inc. in connection
  with purchase of interest in assets of
  El Capitan, Ltd. in November 2002 (Note 1)    10,075,000     10,075      (10,067)                           8

Issuance of common stock for cash
  in November 2002                               1,820,000      1,820       (1,806)                          14
                                                -----------  ---------   ----------   ------------   -----------
                                                13,000,000     13,000      (12,969)       (21,577)      (21,546)

Acquisition of DML Services, Inc.
  on March 17, 2003 (Note 1)                     2,240,000      2,240      (52,240)                     (50,000)

Common stock issued in connection with
  notes payable in March 2003                      175,000        175       17,325                       17,500

Common stock and warrants issued
  for services in March 2003                        50,000         50      188,950                      189,000

Common stock issued under executive
  compensation agreement in March 2003             352,380        352      479,648                      480,000

Issuance of common stock to Gold and
  Minerals Company, Inc. in connection
  with purchase of COD Mine in August
  2003  (Note 1)                                 1,200,000      1,200       (1,200)

Common stock issued under management
  agreement in August 2003                         352,380        353      369,647                      370,000

Net loss                                                                               (1,561,669)   (1,561,669)
                                                -----------  ---------   ----------   ------------   -----------
Balances at September 30, 2003                  17,369,760     17,370      989,161     (1,583,246)     (576,715)

Net loss, three months ended
  December 31, 2003                                                                      (172,583)     (172,583)
                                                -----------  ---------   ----------   ------------   -----------
Balances at December 31, 2003                   17,369,760   $ 17,370    $ 989,161    $(1,755,829)   $ (749,298)
                                                ===========  =========   ==========   ============   ===========

           See notes to condensed consolidated financial statements.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                         Period from
                                                                                                        July 26, 2002
                                                                         Three months    Three months    (inception)
                                                                            ended           ended          through
                                                                         December 31,    December 31,    December 31,
                                                                             2003            2002            2003
                                                                         ------------    ------------    ------------
Cash flows from operating activities:
     Net loss                                                            $  (172,583)    $  (102,733)    $(1,755,829)
                                                                         ------------    ------------    ------------
     Adjustments to reconcile net loss to net cash used in
      operating activities:
         Stock-based compensation expense                                          -               -       1,039,000
         Amortization of discount on notes payable                                 -               -          17,500
         Provision for uncollectible related party note receivable                 -               -          12,500
         Changes in operating assets and liabilities:
            Increase (decrease) in accounts payable                            1,858            (860)         25,928
            Increase in prepaid expenses                                      (1,500)        (21,900)         (1,500)
            Increase in accrued liabilities                                   15,000               -          48,134
            Increase (decrease) in accrued liabilities, related parties      130,500          (8,500)        201,000
            Increase in interest payable, related parties                      4,914           2,635          14,685
            Increase in interest payable, other                                5,697             331          22,894
                                                                         ------------    ------------    ------------
            Total adjustments                                                156,469         (28,294)      1,380,141
                                                                         ------------    ------------    ------------
            Net cash used in operating activities                            (16,114)       (131,027)       (375,688)
                                                                         ------------    ------------    ------------

Cash flows from investing activities:
     Investment in assets of El Capitan, Ltd.                                (14,000)        (30,000)       (100,000)
     Issuance of notes receivable                                                  -               -         (12,500)
     Cash paid in connection with acquisition of
      DML Services, Inc.                                                           -               -         (50,000)
                                                                         ------------    ------------    ------------
            Net cash used in investing activities                            (14,000)        (30,000)       (162,500)
                                                                         ------------    ------------    ------------

Cash flows from financing activities:
     Proceeds from the sale of common stock                                        -              13              23
     Issuance of notes payable, related parties                                  400               -         172,900
     Issuance of notes payable, other                                         29,800          60,000         388,800
     Repayment of notes payable, related parties                                   -               -          (4,500)
     Repayment of notes payable, other                                             -               -         (18,874)
                                                                         ------------    ------------    ------------
            Net cash provided by financing activities                         30,200          60,013         538,349
                                                                         ------------    ------------    ------------

Increase (decrease) in cash                                                       86        (101,014)            161
Cash, beginning                                                                   75         101,104               -
                                                                         ------------    ------------    ------------
Cash, ending                                                             $       161     $        90     $       161
                                                                         ============    ============    ============

Supplemental disclosure of non-cash investing and financing activities:

     Issuance of common stock to Gold and Minerals
      Company, Inc. in connection with the purchase
      of interest in assets of El Capitan, Ltd.                          $         -     $          -     $         8
                                                                         ============    =============    ============
     Issuance of common stock to Gold and Minerals
         Company, Inc. in connection with the purchase
         of the COD Mine (Note 1)                                        $         -     $          -     $     1,200
                                                                         ============    =============    ============

           See notes to condensed consolidated financial statements.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDARY
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002, AND THE PERIOD
            FROM JULY 26, 2002 (INCEPTION) THROUGH DECEMBER 31, 2003
                                   (UNAUDITED)


1. BUSINESS, ORGANIZATION, INTERIM FINANCIAL STATEMENTS, GOING CONCERN AND MANAGEMENT'S PLANS:

     BUSINESS:

     On July 26, 2002, El Capitan Precious Metals, Inc. ("El Capitan" or the
       "Company") was incorporated as a Delaware corporation to engage in the business of acquiring mining properties containing precious metals, principally gold, silver, and platinum. The Company is in the development stage, and since inception, has acquired a 40% interest in an inactive mining property in Capitan, New Mexico, as well as 13 mining claims for an inactive mine near Kingman, Arizona.

     ORGANIZATION:

     The Company was previously organized as DML Services, Inc. ("DML"), a
       Nevada corporation, formed in 2000. On March 17, 2003, DML sold the assets and operations of its catering and food-service business to the executive officers and directors of DML in exchange for the return of 10,040,000 shares of DML and cash of $50,000, paid by El Capitan. On March 18, 2003, DML acquired all of the issued and outstanding common stock of El Capitan in exchange for 13,000,000 shares of DML's common stock issued to the El Capitan stockholders, which represented 85% of the Company's total shares outstanding immediately following the exchange. As a result of a four share for one stock split completed by DML on November 25, 2002, and the retirement of 10,040,000 post-reverse-split shares which took place immediately prior to closing the transaction, the stockholders of DML hold 2,240,000 shares of the Company's common stock, which represents 15% of the total outstanding shares of common stock of the Company immediately following the exchange.

     The El Capitan transaction was recorded as a reverse acquisition based on factors demonstrating that El Capitan constituted the accounting acquirer. The shareholders of El Capitan received 85% of the post-acquisition outstanding common stock of DML. In addition, post-acquisition management personnel and the sole board member of the Company now consist of individuals previously holding positions with El Capitan. The historical stockholders' equity of El Capitan prior to the exchange was retroactively restated (a recapitalization) for the equivalent number of shares received in the exchange after giving effect to any differences in the par value of the DML and El Capitan common stock, with an offset to additional paid-in capital. The restated consolidated deficit accumulated during the development stage of the accounting acquirer (El Capitan) has been carried forward after the exchange.

     The interim condensed consolidated financial statements include the accounts of DML and El Capitan. All significant intercompany transactions and balances have been eliminated in consolidation.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002, AND THE PERIOD
            FROM JULY 26, 2002 (INCEPTION) THROUGH DECEMBER 31, 2003
                                   (UNAUDITED)

1. BUSINESS, ORGANIZATION, INTERIM FINANCIAL STATEMENTS, GOING CONCERN AND MANAGEMENT'S PLANS (CONTINUED):

     INTERIM FINANCIAL STATEMENTS:

     The interim condensed consolidated financial statements have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of December 31, 2003, and for the periods ended December 31, 2003 and 2002 have been made. Except as described above, those adjustments consist only of normal and recurring adjustments.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The financial statements presented are those of El Capitan. It is the Company's opinion that when the interim financial statements are read in conjunction with the September 30, 2003 Annual Report on Form 10-KSB, the Company's disclosures are adequate to make the information presented not misleading. The results of operations for the periods ended December 31, 2003 are not necessarily indicative of the operating results to be expected for the full year.

     GOING CONCERN AND MANAGEMENT'S PLANS:

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss and deficit accumulated during the development stage of $1,755,829 for the period from July 26, 2002 (inception) through December 31, 2003. The Company has a limited operating history and no revenue producing operations. In addition, the Company does not have a revolving loan agreement with any financial institution. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002, AND THE PERIOD
            FROM JULY 26, 2002 (INCEPTION) THROUGH DECEMBER 31, 2003
                                   (UNAUDITED)

1. BUSINESS, ORGANIZATION, INTERIM FINANCIAL STATEMENTS, GOING CONCERN AND MANAGEMENT'S PLANS (CONTINUED):

     ACQUISITION OF EL CAPITAN MINE FROM GOLD AND MINERALS COMPANY, INC.:

     In October 2003, the Company completed the acquisition of a 40% interest in certain assets of El Capitan, Ltd. ("ECL"), an Arizona corporation, a wholly-owned subsidiary of Gold and Minerals Company, Inc. ("Minerals"), a Nevada corporation. Minerals is involved in the exploration, development, and testing of mining properties. Consideration for the acquisition consisted of the issuance of 10,075,000 shares of the Company's common stock to Minerals (which occurred in November 2002, and which constituted a 77.5% equity ownership in the Company prior to the reverse acquisition) and $100,000 cash, of which $86,000 was paid through September 30, 2003, and $14,000 was paid in October 2003.

     The assets of ECL primarily consist of the El Capitan mine (the "Mine"), an inactive iron and related ore mine located in New Mexico. The Mine contains four patented claims and three unpatented claims on approximately 200 acres in the Capitan Mountains in Lincoln County, New Mexico. The Mine has no proven reserves. The Company did not assume any liabilities or obligations of ECL.

     PURCHASE OF MINING CLAIMS FROM MINERALS:

     In August 2003, the Company acquired from Minerals certain mining claims granted by the United States Bureau of Land Management, buildings and personal property known as the COD Mine located near Kingman, Arizona. The COD Mine is an inactive underground mine consisting of thirteen mining claims as well as various outbuildings and other associated personal property. An appraisal dated May 2001 estimated the fair market value of the COD Mine to be $5,000,000. Consideration for this purchase consisted of 1.2 million shares of the Company's common stock, which had a market value of $1,440,000 on the closing date. Because the COD Mine was acquired from the Company's controlling stockholder in exchange for shares of the Company's common stock, the transaction was accounted for as a non-monetary exchange and was recorded at no value in the consolidated financial statements.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002, AND THE PERIOD
            FROM JULY 26, 2002 (INCEPTION) THROUGH DECEMBER 31, 2003
                                   (UNAUDITED)

2.   NET INCOME (LOSS) PER SHARE:

     SFAS No. 128, EARNINGS PER SHARE, requires dual presentation of basic and diluted earnings or loss per share ("EPS") with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (313,830 shares at December 31, 2003; none at December 31, 2002) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. These dilutive securities are not considered in the calculation, as the impact of the potential shares would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

     Earnings and loss per share of common stock is computed based on the average number of common shares outstanding during the period. The historical loss per share of El Capitan prior to the merger has been retroactively restated to reflect the new capital structure.

3.   RELATED PARTY TRANSACTIONS:

     NOTES PAYABLE:

     At October 1, 2003 and through December 31, 2003, the Company has four unsecured 8% notes payable to a stockholder of the Company and two unsecured 8% notes payable to the president and sole director of the Company, which are due on demand. In November 2003, the president loaned the Company an additional $400 under the same terms and conditions as the previous notes. At December 31, 2003, notes payable to the stockholder of the Company totaled $158,000 and notes payable to the president of the Company totaled $10,400, respectively.

     EMPLOYMENT AGREEMENT:

     Pursuant to a two-year employment agreement with the Company's president and sole director, the Company has agreed to pay him a salary of $20,000 per month, which, at the option of the president, may be satisfied in shares of the Company's common stock. Through December 31, 2003, the Company has issued 152,380 shares of common stock in payment of $160,000 of the salary and recorded $80,000 of accrued salary payable.

     MANAGEMENT FEES:

     The Company has agreed to pay management fees to a stockholder ($5,000 per month beginning August 1, 2002), and its corporate secretary ($1,000 per month beginning October 1, 2002, increased to $3,500 per month beginning January 1, 2003). The agreements are on a month-to-month basis. The Company paid management fees pursuant to these agreements of $25,500 and $18,000 during the quarters ended December 31, 2003 and 2002, respectively, and $130,000 during the period from July 26, 2002 (inception) through December 31, 2003. Accrued management fees at December 31, 2003 are $79,100, of which $41,000 are due to a related party, the Company's corporate secretary.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002, AND THE PERIOD
            FROM JULY 26, 2002 (INCEPTION) THROUGH DECEMBER 31, 2003
                                   (UNAUDITED)

3.   RELATED PARTY TRANSACTIONS (CONTINUED):

     CONSULTING AGREEMENT:

     The Company has agreed to a consulting agreement with an officer of Minerals pursuant to which the Company agreed to pay a fee of $20,000 per month, which may be paid in shares of the Company's common stock at the Company's option. At December 31, 2003, the Company has recorded $80,000 of accrued fees payable.

4.   NOTES PAYABLE, OTHER:

     During the period from July 26, 2002 (inception) through December 31, 2003, the Company received net cash proceeds of $369,926 in exchange for unsecured, 8% promissory notes from six parties, which are due on demand. Of this amount, $29,800 was loaned to the Company during the quarter ended December 31, 2003. In December 2003, the Company received a demand for payment from the holder of one note in the amount of $50,000. The Company currently does not have funds available for payment of the note and therefore may be considered in default.

5.   CONSULTING AGREEMENT:

     In October 2002, the Company entered into a consulting and services agreement (the "Agreement") for business development and investor relations services. The term of the Agreement is 18 months, but may be terminated earlier under certain circumstances. Terms of the agreement require the Company to pay a total of $200,000 to the consultant, which was expensed during the year ended September 30, 2003 ($75,000 of which was expensed during the quarter ended December 31, 2002), and which was paid as of September 30, 2003.

6.   INCOME TAXES:

     The Company incurred no income taxes during the period from July 26, 2002
       (inception) through September 30, 2003. The expected tax benefit for the period is approximately $597,000 (approximately $58,000 and $34,000 for the three months ended December 31, 2003 and 2002, respectively), based on a Federal statutory income tax rate of 34%. The difference between the expected tax benefit and non-recognition of a tax benefit during the periods is the result of a valuation allowance applied to the net deferred tax asset, which primarily consists of the Company's net operating loss carryforwards. A valuation allowance has been provided to reduce the net deferred tax asset, as realization of the asset is not assured.

Item 2. Management's discussion and analysis or plan of operation

General:

El Capitan Precious Metals, Inc. ("El Capitan" or the "Registrant") was previously organized as DML Services, Inc. ("DML"), a Nevada corporation, formed in 2000. On March 17, 2003, DML sold the assets and operations of its catering and food-service business to the executive officers and directors of DML in exchange for the return of 10,040,000 shares of DML and cash of $50,000, paid to the former officers and directors by El Capitan. On March 18, 2003, DML acquired all of the issued and outstanding common stock of El Capitan in exchange for 13,000,000 shares of the DML's common stock issued to the El Capitan stockholders, which represented 85% of the Company's total shares outstanding immediately following the exchange. As a result of a four share for one stock split completed by DML on November 25, 2002, and the retirement of 10,040,000 post-reverse-split shares which took place immediately prior to closing the transaction, the stockholders of DML hold 2,240,000 shares of the Company's common stock, which represents 15% of the total outstanding shares of common stock of the Company immediately following the exchange.

The El Capitan transaction was recorded as a reverse acquisition based on factors demonstrating that El Capitan constituted the accounting acquirer. The shareholders of El Capitan received 85% of the post-acquisition outstanding common stock of DML. In addition, post-acquisition management personnel and the sole board member of the Company now consist of individuals previously holding positions with El Capitan. The historical stockholders' equity of El Capitan prior to the exchange was retroactively restated (a recapitalization) for the equivalent number of shares received in the exchange after giving effect to any differences in the par value of the DML and El Capitan common stock, with an offset to additional paid-in capital. The restated consolidated deficit accumulated during the development stage of the accounting acquirer (El Capitan) has been carried forward after the exchange.

The independent auditors' report on the Company's financial statements as of September 30, 2003 and 2002, and for the periods ended September 30, 2003 and 2002, and for the period from July 26, 2002 (inception) through September 30, 2003, included a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 to the accompanying unaudited condensed consolidated financial statements.

(a) Plan of operation

In October 2003, the Registrant completed the acquisition of a 40% interest in certain assets of El Capitan, Ltd. ("ECL"), an Arizona corporation, a wholly-owned subsidiary of Gold and Minerals Company, Inc. ("Minerals"), a Nevada corporation. Minerals is involved in the exploration, development, and testing of mining properties. Consideration for the acquisition consisted of the issuance of 10,075,000 shares of the Registrant's common stock to Minerals (which occurred in November 2002, and which constituted a 77.5% equity ownership in the Company prior to the reverse acquisition) and $100,000 cash, of which $86,000 was paid through September 30, 2003, and $14,000 was paid in October 2003.

The assets of ECL primarily consist of the El Capitan mine (the "Mine"), an inactive iron and related ore mine located in New Mexico. The Mine contains four patented claims and three unpatented claims on approximately 200 acres in the Capitan Mountains in Lincoln County, New Mexico. The Mine has no proven reserves. The Registrant did not assume any liabilities or obligations of ECL.

In August 2003, the Registrant acquired from Minerals, certain mining claims granted by the United States Bureau of Land Management, a building and personal property known as the COD Mine located near Kingman, Arizona. The COD Mine is an inactive underground mine consisting of thirteen mining claims as well as various outbuildings and other associated personal property. An appraisal dated May 2001 estimated the fair market value of the COD Mine to be $5,000,000. Consideration for this purchase consisted of 1.2 million shares of the Registrant's common stock, which had a market value of $1,440,000 on the closing date. Because the COD Mine was acquired from the Registrant's controlling stockholder in exchange for shares of the Registrant's common stock, the transaction was accounted for as a non-monetary exchange and was recorded at no value in the consolidated financial statements.

The Registrant has had no revenues from operations since its inception. Cash to fund the Registrant's operations has come solely from loans from stockholders and other which aggregated $538,326 at December 31, 2003. The Registrant anticipates it will need to borrow additional funds from stockholders and others to fund its operations for the foreseeable future. In addition, the Registrant may raise additional funds through the issuance of equity instruments including warrants and possibly through private placements of the Registrant's common stock.

The Company's major expenses for the three months ended December 31, 2003 consisted of professional fees, management fees and officer compensation expense equaling $159,000 of the Company's net loss of $172,583 for the three-month period. This compares to $99,644 during the three months ended December 31, 2002. A significant portion of these fees have been or will be paid with shares of the Company's common stock.

Minerals prepared and delivered in the quarter ended June 30 2003, informational packages on the El Capitan property delivered to active mining operators throughout the United States and abroad in an effort to solicit indications of interest in the El Capitan property. In addition, in July 2003, the Registrant signed an agreement with IBK Capital Corp. of Toronto, Ontario, Canada, to act as an advisor to the Registrant and assist with strategic options that may include a merger, joint venture or possible sale of the El Capitan mining property. Should IBK be successful in presenting a transaction to the Company, the agreement calls for them to be paid a commission based on the total value of the transaction equal to 5% of the first million dollars, and declining one percentage point for each additional million dollars to a minimum of 1%.

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

The Registrant has not performed any research and development activities, nor does it expect to in the near future. No significant changes in the number of the Registrant's employees are anticipated.

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

PART II. OTHER INFORMATION

Item 1.  Legal proceedings

Not Applicable

Item 2.  Changes in securities

In the quarter ended December 31, 2003, no unregistered shares of our $.001 par value common stock were issued.

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

Item 5.  Other information

         Not applicable

Item 6.  Exhibits and reports on Form 8-K

         a) Exhibits

         Exhibit 31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         b) Reports or Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               El Capitan Precious Metals, Inc.
                               (Registrant)



Date:  February 23, 2004       By: /s/Charles C. Mottley
       -----------------          ---------------------------------------------
                                  Charles C. Mottley
                                  President and Chief Executive Officer