Form 10QSB/A
period 2003-03-31
EL CAPITAN PRECIOUS METALS INC
filed 2004-05-24
CIK 1135202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2003


             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________to_________


                          Commission File No. 333-56262


                        EL CAPITAN PRECIOUS METALS, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



Nevada                                                                88-0482413
-------------------------------                              -------------------
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)


                            7315 East Peakview Avenue
                            Englewood, Colorado 80111
                -------------------------------------------------
               (Address of principal executive offices) (Zip code)


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

                        EL CAPITAN PRECIOUS METALS, INC.

                                      INDEX


PART I   FINANCIAL INFORMATION                                                                   Page
                                                                                                 ----
         Item 1.  Unaudited financial statements:

                  Independent accountants' report                                                 1

                  Condensed consolidated balance sheet - March 31, 2003 (as restated)             2

                  Condensed consolidated statements of operations - three months and six months ended March 31, 2003 (as restated), and the period from
                  July 26, 2002 (inception) through March 31, 2003 (as restated)                  3

                  Condensed consolidated statements of changes in stockholders'
                  deficit- period from July 26, 2002 (inception) through March
                  31, 2003
                   (as restated)                                                                  4

                  Condensed consolidated statements of cash flows - six months ended March 31, 2003 (as restated), and the period from July 26, 2002
                  (inception) through March 31, 2003 (as restated)                                5

                  Notes to condensed consolidated financial statements                       6 - 13

         Item 2.  Management's discussion and analysis of financial
                  condition and results of operations                                       14 - 17

PART II  OTHER INFORMATION

         Item 1.  Legal proceedings                                                              17

         Item 2.  Changes in securities and use of proceeds                                      17

         Item 4.  Controls and procedures                                                        18

         Item 5.  Other information                                                              18

         Item 6.  Exhibits and reports on Form 8-K                                               18

                  Signature                                                                      18

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



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

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Cmpany Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

As discussed in Note 8, the Company has restated its March 31, 2003 condensed consolidated financial statements to reflect an adjustment to reduce previously recorded stock-based compensation expense.



/S/ GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
May 19, 2003, except for Notes 4 and 8,
as to which the date is April 28, 2004

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2003
                                   (UNAUDITED)
                              (AS RESTATED, NOTE 8)

                                     ASSETS

Current assets:
     Cash                                                             $   1,851
     Prepaid expenses and other                                           6,962
     Notes receivable, related party (Note 3)                            12,500
                                                                      ---------
         Total current assets                                            21,313
                                                                      ---------
Deposits                                                                 72,508
                                                                      ---------
                                                                      $  93,821
                                                                      =========

                             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                 $   7,618
     Accrued liabilities, related parties                                62,500
     Interest payable                                                     8,566
     Notes payable, related party (Note 3)                              120,000
     Notes payable, other (Note 4)                                      267,000
                                                                      ---------
         Total liabilities (all current)                                465,684
                                                                      ---------
Commitments and contingencies (Notes 4 and 5)

Stockholders' deficit (Note 7):
     Common stock, $0.001 par value; 50,000,000 shares
       authorized; 15,665,000 shares issued and outstanding              15,665
     Additional paid-in capital                                         461,079
     Deficit accumulated during the development stage                  (848,607)
                                                                      ---------

         Total stockholders' deficit                                   (371,863)
                                                                      ---------
                                                                      $  93,821
                                                                      =========

            See notes to condensed consolidated financial statements.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

            THREE AND SIX MONTHS ENDED MARCH 31, 2003, AND THE PERIOD
              FROM JULY 26, 2002 (INCEPTION) THROUGH MARCH 31, 2003
                                   (UNAUDITED)
                              (AS RESTATED, NOTE 8)

                                                                       Period from
                                                                       July 26, 2002
                                        Three months     Six months     (inception)
                                            ended           ended         through
                                       March 31, 2003  March 31, 2003  March 31, 2003
                                        ------------    ------------    ------------
General and administrative expenses:
     Professional fees                  $   (217,500)   $   (314,144)   $   (325,506)
     Compensation expense                   (380,000)       (380,000)       (380,000)
     Management fees, related
       parties (Note 3)                     (103,000)       (106,000)       (116,000)
     Other                                      (759)           (883)           (883)
                                        ------------    ------------    ------------
                                            (701,259)       (801,027)       (822,389)
                                        ------------    ------------    ------------

Other income (expense):
     Interest income                              62              62              62
     Interest expense:
         Related parties (Note 3)             (2,367)         (4,787)         (5,002)
         Other                               (20,733)        (21,278)        (21,278)
                                        ------------    ------------    ------------
                                             (23,038)        (26,003)        (26,218)
                                        ------------    ------------    ------------

Net loss                                $   (724,297)   $   (827,030)   $   (848,607)
                                        ============    ============    ============

Basic and diluted net loss per common
     share                              $      (0.05)   $      (0.06)   $      (0.07)
                                        ============    ============    ============
Weighted average number of common
     shares outstanding                   13,362,344      12,867,324      12,491,931
                                        ============    ============    ============

            See notes to condensed consolidated financial statements.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

          PERIOD FROM JULY 26, 2002 (INCEPTION) THROUGH MARCH 31, 2003
                                   (UNAUDITED)
                              (AS RESTATED, NOTE 8)

                                                                                                  Deficit
                                                                                                accumulated
                                                 Common stock                   Additional       during the
                                               -----------------------------     paid-in        development
                                                   Shares         Amount         capital           stage           Total
                                               ------------    ------------    ------------    ------------    ------------
Initial issuance of common stock in
  September 2002                                  1,105,000    $      1,105    $     (1,096)                   $          9

Net loss                                                                                       $    (21,577)        (21,577)
                                               ------------    ------------    ------------    ------------    ------------
Balances at September 30, 2002                    1,105,000           1,105          (1,096)        (21,577)        (21,568)

Issuance of common stock to Gold and
  Minerals Company, Inc. in connection
  with purchase of interest in assets of
  El Capitan, Ltd. (Note 1)                      10,075,000          10,075         (10,067)                              8

Issuance of common stock for cash                 1,820,000           1,820          (1,806)                             14
                                               ------------    ------------    ------------    ------------    ------------
                                                 13,000,000          13,000         (12,969)        (21,577)        (21,546)
Acquisition of DML Services
  on March 18, 2003 (Note 1)                      2,240,000           2,240         (52,027)                        (49,787)

Common stock issued in connection
  with notes payable in March 2003
  (Note 1, 4 and 8)                                 175,000             175          17,325                          17,500

Common stock issued
  for services in March 2003 (Notes 3 and 5)        250,000             250         399,750                         400,000

Warrants issued for services in
  March 2003 (Notes 5 and 7)                                                        109,000                         109,000

Net loss                                                                                           (827,030)       (827,030)
                                               ------------    ------------    ------------    ------------    ------------
Balances at March 31, 2003                       15,665,000    $     15,665    $    461,079    $   (848,607)   $   (371,863)
                                               ============    ============    ============    ============    ============

            See notes to condensed consolidated financial statements.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              SIX MONTHS ENDED MARCH 31, 2003, AND THE PERIOD FROM
                JULY 26, 2002 (INCEPTION) THROUGH MARCH 31, 2003
                                   (UNAUDITED)
                              (AS RESTATED, NOTE 8)

                                                                        Period from
                                                                        July 26, 2002
                                                            Six months   (inception)
                                                               ended       through
                                                             March 31,    March 31,
                                                                2003        2003
                                                             ---------    ---------
Cash flows from operating activities:
     Net loss                                                $(827,030)   $(848,607)
                                                             ---------    ---------
     Adjustments to reconcile net loss to net
     cash used in operating activities:
         Stock-based compensation expense                      509,000      509,000
         Amortization of discount on notes payable              17,500       17,500
         Changes in operating assets and liabilities:
            Increase in prepaid expenses and other              (6,962)      (6,962)
            (Decrease) increase in accounts payable             (2,340)       7,618
            Increase in accrued liabilities                     61,072       71,287
                                                             ---------    ---------

            Total adjustments                                  578,270      598,443
                                                             ---------    ---------

            Net cash used in operating activities             (248,760)    (250,164)
                                                             ---------    ---------

Cash flows from investing activities:
     Deposits in connection with proposed asset purchase       (55,008)     (72,508)
     Issuance of notes receivable                              (12,500)     (12,500)
     Cash paid in connection with acquisition of DML           (50,000)     (50,000)
                                                             ---------    ---------

            Net cash used in investing activities             (117,508)    (135,008)
                                                             ---------    ---------

Cash flows from financing activities:
     Proceeds from the sale of common stock                         14           23
     Issuance of notes payable                                 267,000      387,000
                                                             ---------    ---------

            Net cash provided by financing activities          267,014      387,023
                                                             ---------    ---------

(Decrease) increase in cash                                    (99,254)       1,851
Cash, beginning                                                101,105
                                                             ---------    ---------

Cash, ending                                                 $   1,851    $   1,851
                                                             =========    =========

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

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            THREE AND SIX MONTHS ENDED MARCH 31, 2003, AND THE PERIOD
              FROM JULY 26, 2002 (INCEPTION) THROUGH MARCH 31, 2003
                                   (UNAUDITED)

1. BUSINESS, ORGANIZATION AND INTERIM FINANCIAL STATEMENTS (CONTINUED):

     INTERIM FINANCIAL STATEMENTS:

     The interim condensed consolidated financial statements have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of March 31, 2003 and for the periods ended March 31, 2003 have been made. Except as described above, those adjustments consist only of normal and recurring adjustments, and those discussed in
       Note 8, which describe the Company's restatement of its condensed consolidated financial statements as of March 31, 2003, and for the periods ended March 31, 2003.

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

     GOING CONCERN AND MANAGEMENT'S PLANS:

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss and deficit accumulated during the development stage of $848,607, as restated, for the period from July 26, 2002 (inception) through March 31, 2003. The Company has a limited operating history and no revenue producing operations. In addition, the Company does not have a revolving loan agreement with any financial institution. As discussed below, the Company is in the process of acquiring an interest in an inactive mining property, but has not yet completed this transaction. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            THREE AND SIX MONTHS ENDED MARCH 31, 2003, AND THE PERIOD
              FROM JULY 26, 2002 (INCEPTION) THROUGH MARCH 31, 2003
                                   (UNAUDITED)

4. NOTES PAYABLE (CONTINUED):

     In addition, in March 2003, the Company issued 175,000 shares of common stock in connection with these notes. The portion of the proceeds applicable to the common stock was determined to be $17,500 ($0.10 per share, the par value of the Company's common stock at the dates of issuance), which occurred prior to the reverse acquisition. Accordingly, $17,500, as restated, was charged to interest expense, as the notes are due on demand.

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

     The Company incurred no income taxes during the period from July 26, 2002
       (inception) through March 31, 2003. The expected tax benefit for the period is approximately $289,000, as restated, based on a Federal statutory income tax rate of 34%. The difference between the expected tax benefit and non-recognition of a tax benefit during the period is primarily the result of a valuation allowance applied to the deferred tax asset, which consists of the Company's net operating loss carryforward. A valuation allowance has been provided to reduce the deferred tax asset, as a realization of the asset is not assured.

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

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            THREE AND SIX MONTHS ENDED MARCH 31, 2003, AND THE PERIOD
              FROM JULY 26, 2002 (INCEPTION) THROUGH MARCH 31, 2003
                                   (UNAUDITED)
7. STOCKHOLDERS' EQUITY (DEFICIT):

     WARRANTS:

     In March 2003, the Company issued warrants to purchase up to 100,000 shares of the Company's common stock, exercisable immediately through March 2006. The warrants' exercise prices are as follows:


                                                 EXERCISE PRICE
                SHARES UNDER WARRANT                PER SHARE
                ---------------------           -------------------
                        25,000                           $2.50
                        50,000                           $5.00
                        25,000                           $7.50
                ---------------------
                       100,000
                =====================


8. RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

     During the quarter ended March 31, 2003, the Company issued 175,000 shares of its common stock to two individuals. In the previously issued unaudited condensed consolidated financial statements included in the Company's March 31, 2003 Quarterly Report on Form 10-QSB, the Company accounted for these shares as stock issued for consulting services. These shares were valued at $1.60 per share, the market price of the Company's common stock at the date the shares were physically issued, and $280,000 was recorded as general and administrative expense during the three months ended March 31, 2003.

     In preparing its September 30, 2003 year-end consolidated financial statements, the Company re-evaluated the transaction and valuation of the shares issued, and determined that these shares were not issued for professional services, but were issued in connection with notes payable that were issued to two individuals prior to the reverse acquisition. As a result, the shares were valued at the date the notes were originally issued ($0.10 per share, the value of the Company's common stock prior to the reverse acquisition), and $17,500 was determined to be the correct value of these shares. Therefore, the Company recorded an adjustment of $262,500 in the quarter ended September 30, 2003, to reduce the original amount charged to expense. Accordingly, the Company has restated its March 31, 2003 condensed consolidated financial statements to reflect this adjustment, as presented in the Company's Quarterly Report on Form 10-QSB/A.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            THREE AND SIX MONTHS ENDED MARCH 31, 2003, AND THE PERIOD
              FROM JULY 26, 2002 (INCEPTION) THROUGH MARCH 31, 2003
                                   (UNAUDITED)

8. RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED):

     The Company's condensed consolidated financial statements as of and for the periods ended March 31, 2003, have been restated to reflect the adjustment described above as follows:


                                                               AS PREVIOUSLY
                                                                  REPORTED        AS RESTATED
                                                               --------------   ---------------
      March 31, 2003
       ---------------------------------------------------
       Additional paid-in capital                              $     723,579    $      461,079
       Deficit accumulated during the development stage           (1,111,107)         (848,607)

       Three months ended March 31, 2003
       ---------------------------------------------------
       Management fees, related party                               (383,000)         (103,000)
       Interest expense, other                                        (3,233)          (20,733)
       Net loss                                                     (896,797)         (724,297)
       Basic and diluted net loss per common share                    (0.07)            (0.05)

       Six months ended March 31, 2003
       ---------------------------------------------------
       Management fees, related party                               (386,000)         (106,000)
       Interest expense, other                                        (3,378)          (21,278)
       Net loss                                                   (1,089,530)         (827,030)
       Basic and diluted net loss per common share                    (0.07)            (0.06)

       Period from July 26, 2002 (inception) through March
           31, 2003
       ---------------------------------------------------
       Management fees, related party                               (396,000)         (116,000)
       Interest expense, other                                        (3,778)          (21,278)
       Net loss                                                   (1,111,107)         (848,607)
       Basic and diluted net loss per common share                    (0.09)            (0.07)

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

Additionally, as described in Note 8 to the financial statements, the consolidated financial statements as of March 31, 2003, and for the periods ended March 31, 2003 have been restated to reflect a $262,500 adjustment related to the accounting for 175,000 shares of common stock issued in March 2003 to two individuals. At the date of the transaction, the Company originally determined that the value of the shares issued was $280,000. In preparing its year-end consolidated financial statements, the Company re-evaluated the transaction and valuation of the shares, and as a result, recorded an adjustment in the quarter ended September 30, 2003, to reduce the original amount expensed by $262,500. The effect of the restatement was to decrease the net loss for the periods ended March 31, 2003 by $262,500 ($0.02) per share.

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

                                      El Capitan Precious Metals, Inc.
                                      (Registrant)

Date:  May 24, 2004                   By:  /s/Charles Mottley
       ------------                      --------------------------------------
                                         Charles Mottley
                                         President and Chief Executive Officer