Form 10QSB/A
period 2003-06-30
EL CAPITAN PRECIOUS METALS INC
filed 2004-05-24
CIK 1135202

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

                        EL CAPITAN PRECIOUS METALS, INC.

                                      INDEX

PART I   FINANCIAL INFORMATION                                                               Page
                                                                                             ----
         Item 1. Unaudited financial statements:

                 Independent accountants' report                                               1

                 Condensed consolidated balance sheet - June 30, 2003 (as restated)            2

                 Condensed consolidated statements of operations - three months and nine months ended June 30, 2003 (as restated), and the period from
                 July 26, 2002 (inception) through June 30, 2003 (as restated)                 3

                 Condensed consolidated statements of changes in stockholders'
                 deficit- period from July 26, 2002 (inception) through June 30, 2003
                 (as restated)                                                                 4

                 Condensed consolidated statements of cash flows - nine months ended June 30, 2003 (as restated), and the period from July 26, 2002
                 (inception) through June 30, 2003 (as restated)                               5

                 Notes to condensed consolidated financial statements                     6 - 14

         Item 2. Management's discussion and analysis of financial
                 condition and results of operations                                     15 - 18

PART II  OTHER INFORMATION

         Item 1. Legal proceedings                                                            18

         Item 2. Changes in securities and use of proceeds                                    18

         Item 4. Controls and procedures                                                      18

         Item 5. Other information                                                            18

         Item 6. Exhibits and reports on Form 8-K                                        18 - 19

                 Signature                                                                    19

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

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

As restated in Note 8, the Company has restated its June 30, 2003 condensed consolidated financial statements to reflect as adjustment to reduce previously recorded stock-based compensation expense.



/S/ GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
August 18, 2003, except for Notes 4 and 8, as to which the date is April 28, 2004

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2003
                                   (UNAUDITED)
                              (AS RESTATED, NOTE 8)

                                     ASSETS

Current assets:
     Cash                                                           $        77
     Interest receivable, related party                                     312
     Notes receivable, related party (Note 3)                            12,500
                                                                    -----------
         Total current assets                                            12,889
                                                                    -----------

Deposits                                                                 76,008
                                                                    -----------
                                                                    $    88,897
                                                                    ===========

                             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                               $    19,354
     Accrued liabilities, related parties                               133,100
     Interest payable                                                    17,085
     Notes payable, related party (Note 3)                              158,000
     Notes payable, other (Note 4)                                      314,126
                                                                    -----------
         Total liabilities (all current)                                641,665
                                                                    -----------

Commitments and contingencies (Notes 4 and 5)

Stockholders' deficit (Note 7):
     Common stock, $0.001 par value; 50,000,000 shares
       authorized; 15,665,000 shares issued and outstanding              15,665
     Additional paid-in capital                                         460,866
     Deficit accumulated during the development stage                (1,029,299)
                                                                    -----------
         Total stockholders' deficit                                   (552,768)
                                                                    -----------
                                                                    $    88,897
                                                                    ===========

           See notes to concensed consolidated financial statements.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)
                              (AS RESTATED, NOTE 8)

                                                                             Period from
                                                                            July 26, 2002
                                            Three months     Nine months     (inception)
                                               ended           ended           through
                                           June 30, 2003    June 30, 2003   June 30, 2003
                                            ------------    ------------    ------------
General and administrative expenses:
     Professional fees (Note 5)             $    (93,034)   $   (545,111)   $   (488,473)
     Officer compensation expense Note 3)        (60,000)       (380,000)       (440,000)
     Management fees, related
       parties (Note 3)                          (18,000)        (46,000)        (64,000)
     Other                                        (1,475)         (2,425)         (2,425)
                                            ------------    ------------    ------------
                                                (172,509)       (973,536)       (994,898)
                                            ------------    ------------    ------------

Other income (expense):
     Interest income, related party                  250             312             312
     Interest expense:
         Related parties (Note 3)                 (2,935)         (7,722)         (7,937)
         Other                                    (5,711)        (26,776)        (26,776)
                                            ------------    ------------    ------------
                                                  (8,396)        (34,186)        (34,401)
                                            ------------    ------------    ------------

Net loss                                    $   (180,905)   $ (1,007,722)   $ (1,029,299)
                                            ============    ============    ============

Basic and diluted net loss per common
     share                                  $      (0.01)   $      (0.07)   $      (0.08)
                                            ============    ============    ============
Weighted average number of common
     shares outstanding                       14,520,033      13,799,883      13,526,875
                                            ============    ============    ============

           See notes to concensed consolidated financial statements.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

           PERIOD FROM JULY 26, 2002 (INCEPTION) THROUGH JUNE 30, 2003
                                   (UNAUDITED)
                              (AS RESTATED, NOTE 8)

                                                                                             Deficit
                                                                                           accumulated
                                                    Common stock           Additional      during the
                                            ---------------------------      paid-in       development
                                                Shares          Amount       capital          stage           Total
                                           ------------    ------------    ------------    ------------    ------------
Initial issuance of common stock in
  September 2002                              1,105,000    $      1,105    $     (1,096)                   $          9

Net loss                                                                                   $    (21,577)        (21,577)
                                           ------------    ------------    ------------    ------------    ------------

Balances at September 30, 2002                1,105,000           1,105          (1,096)        (21,577)        (21,568)

Issuance of common stock to Gold and
  Minerals Company, Inc. in connection
  with purchase of interest in assets of
  El Capitan, Ltd. In November 2002
  (Note 1)                                   10,075,000          10,075         (10,067)                              8

Issuance of common stock for cash
  in November 2002                            1,820,000           1,820          (1,806)                             14
                                           ------------    ------------    ------------    ------------    ------------
                                             13,000,000          13,000         (12,969)        (21,577)        (21,546)
Acquisition of DML Services, Inc.
  on March 18, 2003 (Note 1)                  2,240,000           2,240         (52,240)                        (50,000)

Common stock issued in connection
  with notes payable in March 2003
  (Note 1, 4 and 8)                             175,000             175          17,325                          17,500

Common stock and warrants issued
  for services in March 2003
  (Notes 3 and 5)                               250,000             250         399,750                         400,000

Warrants issued for services in
  March 2003 (Notes 5 and 7)                                                    109,000                         109,000

Net loss                                                                                     (1,007,722)     (1,007,722)
                                           ------------    ------------    ------------    ------------    ------------
Balances at June 30, 2003                    15,665,000    $     15,665    $    460,866    $ (1,029,299)   $   (552,768)
                                           ============    ============    ============    ============    ============

           See notes to concensed consolidated financial statements.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                              (AS RESTATED, NOTE 8)

                                                                             Period from
                                                                            July 26, 2002
                                                             Nine months    (inception)
                                                                ended         through
                                                               June 30,       June 30,
                                                                 2003           2003
                                                             -----------    -----------
Cash flows from operating activities:
     Net loss                                                $(1,007,722)   $(1,029,299)
                                                             -----------    -----------
     Adjustments to reconcile net loss to net cash used in
      operating activities:
        Stock-based compensation expense                         509,000        509,000
        Amortization of discount on notes payable                 17,500         17,500
        Changes in operating assets and liabilities:
            Increase in prepaid expenses and other                  (312)          (312)
            Increase in accounts payable                           9,396         19,354
            Increase in accrued liabilities                      139,970        150,185
                                                             -----------    -----------
            Total adjustments                                    675,554        695,727
                                                             -----------    -----------
            Net cash used in operating activities               (332,168)      (333,572)
                                                             -----------    -----------
Cash flows from investing activities:
     Deposits in connection with proposed asset purchase         (58,500)       (76,000)
     Issuance of notes receivable                                (12,500)       (12,500)
     Cash paid in connection with acquisition of
       DML Services, Inc.                                        (50,000)       (50,000)
                                                             -----------    -----------
            Net cash used in investing activities               (121,000)      (138,500)
                                                             -----------    -----------

Cash flows from financing activities:
     Proceeds from the sale of common stock                           14             23
     Issuance of notes payable                                   371,000        491,000
     Payments on notes payable                                   (18,874)       (18,874)
                                                             -----------    -----------
            Net cash provided by financing activities            352,140        472,149
                                                             -----------    -----------
(Decrease) increase in cash                                     (101,028)            77
Cash, beginning                                                  101,105
                                                             -----------    -----------
Cash, ending                                                 $        77    $        77
                                                             ===========    ===========

Supplemental disclosure of non-cash investing and
  financing activities:
     Issuance of common stock to Gold and Minerals
       Company, Inc. in connection with purchase
       of interest in assets of El Capitan, Ltd.             $         8    $         8
                                                             ===========    ===========

           See notes to concensed consolidated financial statements.

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

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            THREE AND NINE MONTHS ENDED JUNE 30, 2003, AND THE PERIOD
              FROM JULY 26, 2002 (INCEPTION) THROUGH JUNE 30, 2003
                                   (UNAUDITED)

1.   BUSINESS, ORGANIZATION AND INTERIM FINANCIAL STATEMENTS (CONTINUED):

     INTERIM FINANCIAL STATEMENTS:

     The interim condensed consolidated financial statements have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of June 30, 2003 and for the periods ended June 30, 2003 have been made. Except as described above, those adjustments consist only of normal and recurring adjustments, and those discussed in
       Note 8, which describe the Company's restatement of its condensed consolidated financial statements as of June 30, 2003, and for the periods ended June 30, 2003.

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

     GOING CONCERN AND MANAGEMENT'S PLANS:

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss and deficit accumulated during the development stage of $1,029,299, as restated, for the period from July 26, 2002 (inception) through June 30, 2003. The Company has a limited operating history and no revenue producing operations. In addition, the Company does not have a revolving loan agreement with any financial institution. As discussed below, the Company is in the process of acquiring an interest in an inactive mining property, but has not yet completed this transaction. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

     The Company incurred no income taxes during the period from July 26, 2002
       (inception) through June 30, 2003. The expected tax benefit for the period is approximately $350,000, as restated, based on a Federal statutory income tax rate of 34%. The difference between the expected tax benefit and non-recognition of a tax benefit during the period is primarily the result of a valuation allowance applied to the deferred tax asset, which consists of the Company's net operating loss carryforward. A valuation allowance has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

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

            THREE AND NINE MONTHS ENDED JUNE 30, 2003, AND THE PERIOD
              FROM JULY 26, 2002 (INCEPTION) THROUGH JUNE 30, 2003
                                   (UNAUDITED)

7.   STOCKHOLDERS' EQUITY (DEFICIT):

     WARRANTS:

     In March 2003, the Company issued warrants to purchase up to 100,000 shares of the Company's common stock, exercisable immediately through March 2006. The warrants' exercise prices are as follows:

             SHARES                       EXERCISE PRICE
          UNDER WARRANT                      PER SHARE
          -------------                   --------------
             25,000                            $2.50
             50,000                            $5.00
             25,000                            $7.50
            100,000


8.   RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

     During the quarter ended March 31, 2003, the Company issued 175,000 shares of its common stock to two individuals. In the previously issued unaudited condensed consolidated financial statements included in the Company's June 30, 2003 Quarterly Report on Form 10-QSB, the Company accounted for these shares as stock issued for consulting services. These shares were valued at $1.60 per share, the market price of the Company's common stock at the date the shares were physically issued, and $280,000 was recorded as general and administrative expense during the three months ended March 31, 2003.

     In preparing its September 30, 2003 year-end consolidated financial statements, the Company re-evaluated the transaction and valuation of the shares issued, and determined that these shares were not issued for professional services, but were issued in connection with notes payable that were issued to two individuals prior to the reverse acquisition. As a result, the shares were valued at the date the notes were originally issued ($0.10 per share, the value of the Company's common stock prior to the reverse acquisition), and $17,500 was determined to be the correct value of these shares. Therefore, the Company recorded an adjustment of $262,500 in the quarter ended September 30, 2003, to reduce the original amount charged to expense. Accordingly, the Company has restated its June 30, 2003 condensed consolidated financial statements to reflect this adjustment, as presented in the Company's Quarterly Report on Form 10-QSB/A.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            THREE AND NINE MONTHS ENDED JUNE 30, 2003, AND THE PERIOD
              FROM JULY 26, 2002 (INCEPTION) THROUGH JUNE 30, 2003
                                   (UNAUDITED)

8.   RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED):

     The Company's condensed consolidated financial statements as of and for the periods ended June 30, 2003, have been restated to reflect the adjustment described above as follows:

                                                               AS PREVIOUSLY
                                                                  REPORTED       AS RESTATED
                                                               --------------  ---------------
       June 30, 2003
       ------------------------------------------------------
       Additional paid-in capital                              $     723,366   $      460,866
       Deficit accumulated during the development stage           (1,291,799)      (1,029,299)

       Nine months ended June 30, 2003
       ------------------------------------------------------
       Professional fees                                            (825,111)        (545,111)
       Interest expense, other                                        (9,276)         (26,776)
       Net loss                                                   (1,270,222)      (1,007,722)
       Basic and diluted net loss per common share                    (0.09)           (0.07)

       Period from July 26, 2002 (inception) through June 30,
           2003
       ------------------------------------------------------
       Management fees, related party                               (768,473)        (488,473)
       Interest expense, other                                        (9,276)         (26,776)
       Net loss                                                   (1,291,799)      (1,029,299)
       Basic and diluted net loss per common share                     (0.10)           (0.08)

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

Additionally, as described in Note 8 to the financial statements, the consolidated financial statements as of June 30, 2003, and for the periods ended June 30, 2003 have been restated to reflect a $262,500 adjustment related to the accounting for 175,000 shares of common stock issued in March 2003 to two individuals. At the date of the transaction, the Company originally determined that the value of the shares issued was $280,000. In preparing its year-end consolidated financial statements, the Company re-evaluated the transaction and valuation of the shares, and as a result, recorded an adjustment in the quarter ended September 30, 2003, to reduce the original amount expensed by $262,500. The effect of the restatement was to decrease the net loss for the periods ended June 30, 2003 by $262,500 ($0.02) per share.

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

Item 5.  Other information

         Not applicable

Item 6.  Exhibits and reports on Form 8-K

         a) Exhibits

         Exhibit 31 - Certifications pursuant to Section 302 of
                      the Sarbanes-Oxley Act of 2002

         Exhibit 32 - Certifications pursuant to Section 906
                      of the Sarbanes-Oxley Act of 2002

         b) Reports or Form 8-K

     On April 2, 2003, the Company filed a Current Report on Form 8-K under Items 1, 2 and 7 reporting the disposition of its catering and foodservice business as well as the subsequent acquisition of all of the issued and outstanding securities of El Capitan Precious Metals, Inc.

     On May 16, 2003, the Company filed a Current Report on Form 8-K under Items 4, 7 and 8 reporting the change in the Company's certifying accountant as well as the change in its fiscal year from December 31 to July 31.

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

                                      El Capitan Precious Metals, Inc.
                                      (Registrant)

Date:  May 24, 2004                   By: /s/Charles Mottley
       ------------                      ---------------------------------------
                                         Charles Mottley
                                         President and Chief Executive Officer