Form 10QSB
period 2004-03-31
EL CAPITAN PRECIOUS METALS INC
filed 2004-05-24
CIK 1135202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2004


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Number of shares of common stock outstanding at May 20, 2004: 17,369,760

                        EL CAPITAN PRECIOUS METALS, INC.

                                      INDEX


PART I   FINANCIAL INFORMATION                                                                Page
                                                                                              ----
         Item 1. Unaudited financial statements:

                 Independent accountants' report                                                1

                 Condensed consolidated balance sheet - March 31, 2004                          2

                 Condensed consolidated statements of operations - three and six months ended March 31, 2004 and 2003 (as restated), and the
                 period from July 26, 2002 (inception) through March 31, 2004                   3

                 Condensed consolidated statements of changes in stockholders'
                 deficit- period from July 26, 2002 (inception) through March 31, 2004          4

                 Condensed consolidated statements of cash flows - three and six months ended March 31, 2004 and 2003 (as restated), and the period from
                 July 26, 2002 (inception) through March 31, 2004                               5

                 Notes to condensed consolidated financial statements                      6 - 14

         Item 2. Management's discussion and analysis or plan of operation                15 - 17

PART II  OTHER INFORMATION

         Item 1. Legal proceedings                                                             17

         Item 2. Changes in securities and use of proceeds                                     17

         Item 4. Controls and procedures                                                       17

         Item 5. Other information                                                             17

         Item 6. Exhibits and reports on Form 8-K                                              18

                 Signature                                                                     19

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
El Capitan Precious Metals, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of El Capitan Precious Metals, Inc. and subsidiary (a Development Stage Company) as of March 31, 2004, the related condensed consolidated statements of operations and cash flows for the three and six month periods ended March 31, 2004 and 2003, and the period from July 26, 2002 (inception) through March 31, 2004, and the condensed consolidated statements of changes in stockholders' deficit from July 26, 2002 (inception) through March 31, 2004. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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



/S/ GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
May 24, 2004

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2004
                                   (UNAUDITED)


                                     ASSETS

Current assets:
     Cash                                                           $     1,248

Investment (Note 1)                                                     100,008
                                                                    -----------
                                                                    $   101,256
                                                                    ===========


                            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                               $    27,453
     Accrued liabilities                                                 63,134
     Accrued liabilities, related parties (Note 3)                      331,500
     Interest payable, related parties                                   18,327
     Interest payable, other                                             30,395
     Notes payable, related parties (Note 3)                            190,400
     Notes payable, other (Note 4)                                      378,426
                                                                    -----------
         Total liabilities (all current)                              1,039,635
                                                                    -----------

Commitments and contingencies (Notes 4, 5 and 7)

Stockholders' deficit:
     Common stock, $0.001 par value; 50,000,000 shares
       authorized; 17,369,760 shares issued and outstanding              17,370
     Additional paid-in capital                                         989,161
     Deficit accumulated during the development stage                (1,944,910)
                                                                    -----------
         Total stockholders' deficit                                   (938,379)
                                                                    -----------
                                                                    $   101,256
                                                                    ===========

           See notes to condensed consolidated financial statements.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                        Period from
                                                                                                       July 26, 2002
                                                                                                        (inception)
                                             Three months ended              Six months ended             through
                                          March 31,       March 31,      March 31,       March 31,       March 31,
                                            2004            2003           2004             2003            2004
                                        ------------    ------------    ------------    ------------    ------------
                                                        (As restated,                   (As restated,
                                                           Note 1)                          Note 1)
General and administrative expenses:
    Professional fees                   $    (85,000)   $   (217,500)   $   (173,500)   $   (314,144)   $ (1,076,109)
    Officer compensation expense             (60,000)       (380,000)       (120,000)       (380,000)       (630,034)
    Management fees, related
      parties (Note 3)                       (10,500)       (103,000)        (21,000)       (106,000)        (65,500)
    Legal and accounting fees                (21,496)            --          (23,961)            --          (88,944)
    Other                                       (941)           (759)         (1,448)           (883)        (17,972)
                                        ------------    ------------    ------------    ------------    ------------
                                            (177,937)       (701,259)       (339,909)       (801,027)     (1,878,559)
                                        ------------    ------------    ------------    ------------    ------------

Interest expense:
    Interest income                             --                62            --                62
    Related parties (Note 3)                  (3,643)         (2,367)         (7,034)         (4,787)        (21,892)
    Other                                     (7,501)        (20,733)        (14,721)        (21,278)        (44,459)
                                        ------------    ------------    ------------    ------------    ------------
                                             (11,144)        (23,038)        (21,755)        (26,003)        (66,351)
                                        ------------    ------------    ------------    ------------    ------------

Net loss                                $   (189,081)   $   (724,297)   $   (361,664)   $   (827,030)   $ (1,944,910)
                                        ============    ============    ============    ============    ============

Basic and diluted net loss per common
    share                               $      (0.01)   $      (0.05)   $      (0.02)   $      (0.06)   $      (0.14)
                                        ============    ============    ============    ============    ============
Weighted average number of common
    shares outstanding                    17,369,760      13,362,344      17,369,760      12,867,324      13,859,781
                                        ============    ============    ============    ============    ============

           See notes to condensed consolidated financial statements.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

          PERIOD FROM JULY 26, 2002 (INCEPTION) THROUGH MARCH 31, 2004
                                   (UNAUDITED)

                                                                                                 Deficit
                                                                                               accumulated
                                                       Common stock             Additional      during the
                                               ----------------------------      paid-in       development
                                                  Shares          Amount         capital          stage           Total
                                               ------------    ------------    ------------    ------------    ------------
Initial issuance of common stock in
  September 2002                                  1,105,000    $      1,105    $     (1,096)                   $          9

Net loss                                                                                       $    (21,577)        (21,577)

                                               ------------    ------------    ------------    ------------    ------------

Balances at September 30, 2002                    1,105,000           1,105          (1,096)        (21,577)        (21,568)

Issuance of common stock to Gold and
  Minerals Company, Inc. in connection
  with purchase of interest in assets of
  El Capitan, Ltd. in November 2002 (Note 1)     10,075,000          10,075         (10,067)                              8

Issuance of common stock for cash
  in November 2002                                1,820,000           1,820          (1,806)                             14
                                               ------------    ------------    ------------    ------------    ------------
                                                 13,000,000          13,000         (12,969)        (21,577)        (21,546)

Acquisition of DML Services, Inc.
  on March 17, 2003 (Note 1)                      2,240,000           2,240         (52,240)                        (50,000)

Common stock issued in connection with
  notes payable in March 2003                       175,000             175          17,325                          17,500

Common stock and warrants issued
  for services in March 2003                         50,000              50         188,950                         189,000

Common stock issued under executive
  compensation agreement in March 2003              352,380             352         479,648                         480,000

Issuance of common stock to Gold and
  Minerals Company, Inc. in connection
  with purchase of COD Mine in August
  2003  (Note 1)                                  1,200,000           1,200          (1,200)

Common stock issued under management
  agreement in August 2003                          352,380             353         369,647                         370,000

Net loss                                                                                         (1,561,669)     (1,561,669)
                                               ------------    ------------    ------------    ------------    ------------
Balances at September 30, 2003                   17,369,760          17,370         989,161      (1,583,246)       (576,715)

Net loss, six months ended
  March 31, 2004                                                                                   (361,664)       (361,664)
                                               ------------    ------------    ------------    ------------    ------------
Balances at March 31, 2004                       17,369,760    $     17,370    $    989,161    $ (1,944,910)   $   (938,379)
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

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                     Period from
                                                                                                    July 26, 2002
                                                         Six months ended     Six months ended       (inception)
                                                              March 31,            March 31,           through
                                                                2004                 2003           March 31, 2004
                                                         ------------------   ------------------  -----------------
                                                                                (As restated,
                                                                                   Note 1)
Cash flows from operating activities:
    Net loss                                             $        (361,664)   $        (827,030)   $    (1,944,910)
                                                         ------------------   ------------------  -----------------
    Adjustments to reconcile net loss to net cash
     used in operating activities:
       Stock-based compensation expense                                  -              509,000          1,039,000
       Amortization of discount on notes payable                         -               17,500             17,500
       Provision for uncollectible related party
        note receivable                                                  -                    -             12,500
       Changes in operating assets and liabilities:
         Increase (decrease) in accounts payable                     3,382               (2,340)            27,453
         Increase in prepaid expenses                                    -               (6,962)                 -
         Increase in accrued liabilities                            30,000               61,072             63,134
         Increase in accrued liabilities,
          related parties                                          261,000                    -            331,500
         Increase in interest payable, related parties               7,034                    -             18,327
         Increase in interest payable, other                        14,721                    -             30,395
                                                         ------------------   ------------------  -----------------
           Total adjustments                                       316,137              578,270          1,539,809
                                                         ------------------   ------------------  -----------------
         Net cash used in operating activities                     (45,527)            (248,760)          (405,101)
                                                         ------------------   ------------------  -----------------

Cash flows from investing activities:
    Investment in assets of El Capitan, Ltd.                       (14,000)             (55,008)          (100,000)
    Issuance of notes receivable                                         -              (12,500)           (12,500)
    Cash paid in connection with acquisition of
     DML Services, Inc.                                                  -              (50,000)           (50,000)
                                                         ------------------   ------------------  -----------------
         Net cash used in investing activities                     (14,000)            (117,508)          (162,500)
                                                         ------------------   ------------------  -----------------

Cash flows from financing activities:
    Proceeds from the sale of common stock                               -                   14                 23
    Issuance of notes payable, related parties                      22,400                    -            194,900
    Issuance of notes payable, other                                38,300              267,000            397,300
    Repayment of notes payable, related parties                          -                    -             (4,500)
    Repayment of notes payable, other                                    -                    -            (18,873)
                                                         ------------------   ------------------  -----------------
         Net cash provided by financing activities                  60,700              267,014            568,850
                                                         ------------------   ------------------  -----------------

Increase (decrease) in cash                                          1,173              (99,254)             1,248
Cash, beginning                                                         75              101,105                  -
                                                         ------------------   ------------------  -----------------
Cash, ending                                              $          1,248     $          1,851    $         1,248
                                                         ==================   ==================  =================
Supplemental disclosure of non-cash investing and
    financing activities:

    Issuance of common stock to Gold and Minerals
       Company, Inc. in connection with the purchase
       of interest in assets of El Capitan, Ltd.          $              -     $              -    $             8
                                                         ==================   ==================  =================
    Issuance of common stock to Gold and Minerals
       Company, Inc. in connection with the purchase
       of the COD Mine (Note 1)                           $              -     $              -    $         1,200
                                                         ==================   ==================  =================

           See notes to condensed consolidated financial statements.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDARY
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       THREE AND SIX MONTHS ENDED MARCH 31, 2004 AND 2003, AND THE PERIOD
              FROM JULY 26, 2002 (INCEPTION) THROUGH MARCH 31, 2004
                                   (UNAUDITED)

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

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       THREE AND SIX MONTHS ENDED MARCH 31, 2004 AND 2003, AND THE PERIOD
              FROM JULY 26, 2002 (INCEPTION) THROUGH MARCH 31, 2004
                                   (UNAUDITED)

1. BUSINESS, ORGANIZATION, INTERIM FINANCIAL STATEMENTS, GOING CONCERN AND MANAGEMENT'S PLANS (CONTINUED):

     INTERIM FINANCIAL STATEMENTS:

     The interim condensed consolidated financial statements have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of March 31, 2004, and for the periods ended March 31, 2004 and 2003 have been made. Except as described above, those adjustments consist only of normal and recurring adjustments.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The financial statements presented are those of El Capitan. It is the Company's opinion that when the interim financial statements are read in conjunction with the September 30, 2003 Annual Report on Form 10-KSB, the Company's disclosures are adequate to make the information presented not misleading. The results of operations for the periods ended March 31, 2004 are not necessarily indicative of the operating results to be expected for the full year.

     GOING CONCERN AND MANAGEMENT'S PLANS:

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss and deficit accumulated during the development stage of $1,944,910 for the period from July 26, 2002 (inception) through March 31, 2004. The Company has a limited operating history and no revenue producing operations. In addition, the Company does not have a revolving loan agreement with any financial institution. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       THREE AND SIX MONTHS ENDED MARCH 31, 2004 AND 2003, AND THE PERIOD
              FROM JULY 26, 2002 (INCEPTION) THROUGH MARCH 31, 2004
                                   (UNAUDITED)

1. BUSINESS, ORGANIZATION, INTERIM FINANCIAL STATEMENTS, GOING CONCERN AND MANAGEMENT'S PLANS (CONTINUED):

     RESTATEMENT OF 2003 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

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

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       THREE AND SIX MONTHS ENDED MARCH 31, 2004 AND 2003, AND THE PERIOD
              FROM JULY 26, 2002 (INCEPTION) THROUGH MARCH 31, 2004
                                   (UNAUDITED)

1. BUSINESS, ORGANIZATION, INTERIM FINANCIAL STATEMENTS, GOING CONCERN AND MANAGEMENT'S PLANS (CONTINUED):

     RESTATEMENT OF 2003 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (CONTINUED):

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

     On May 24, 2004, the Company filed an amended Form 10-QSB/A for the quarter ended March 31, 2003 to report the restatement.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       THREE AND SIX MONTHS ENDED MARCH 31, 2004 AND 2003, AND THE PERIOD
              FROM JULY 26, 2002 (INCEPTION) THROUGH MARCH 31, 2004
                                   (UNAUDITED)

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

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       THREE AND SIX MONTHS ENDED MARCH 31, 2004 AND 2003, AND THE PERIOD
              FROM JULY 26, 2002 (INCEPTION) THROUGH MARCH 31, 2004
                                   (UNAUDITED)

2.   NET INCOME (LOSS) PER SHARE:

     Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER
       SHARE, requires dual presentation of basic and diluted earnings or loss per share ("EPS") with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (700,000 shares at March 31, 2004; 100,000 at March 31, 2003) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. These dilutive securities are not considered in the calculation, as the impact of the potential shares would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

     Earnings and loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. The historical loss per share of El Capitan prior to the merger has been retroactively restated to reflect the new capital structure.

3.   RELATED PARTY TRANSACTIONS:

     NOTES PAYABLE:

     At March 31, 2004, the Company has four unsecured 8% notes payable to a stockholder of the Company and three unsecured 8% notes payable to the president and sole director of the Company, which are due on demand. In addition, during the quarter ended March 31, 2004, the company received $9,000 from ECL in exchange for an 8% unsecured note payable. At March 31, 2004, notes payable to the stockholder of the Company totaled $158,000, notes payable to the president of the Company totaled $23,400, and notes payable to ECL totaled $9,000.

     EMPLOYMENT AGREEMENT:

     Pursuant to a two-year employment agreement with the Company's president and sole director, the Company has agreed to pay him a salary of $20,000 per month, which, at the option of the president, may be satisfied in shares of the Company's common stock. Through March 31, 2004, the Company has issued 152,380 shares of common stock in payment of $160,000 of the salary and recorded $140,000 of accrued salary payable.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       THREE AND SIX MONTHS ENDED MARCH 31, 2004 AND 2003, AND THE PERIOD
              FROM JULY 26, 2002 (INCEPTION) THROUGH MARCH 31, 2004
                                   (UNAUDITED)

3.   RELATED PARTY TRANSACTIONS (CONTINUED):

     MANAGEMENT FEES:

     The Company has agreed to pay management fees to a stockholder ($5,000 per month beginning August 1, 2002), and its corporate secretary ($1,000 per month beginning October 1, 2002, increased to $3,500 per month beginning January 1, 2003). The agreements are on a month-to-month basis. The Company paid or accrued management fees pursuant to these agreements of $51,000 and $43,500 during the six months ended March 31, 2004 and 2003, respectively, and $155,500 during the period from July 26, 2002 (inception) through March 31, 2004. Accrued management fees at March 31, 2004 are $104,600, of which $51,500 are due to a related party, the Company's corporate secretary.

     CONSULTING AGREEMENT:

     The Company has entered into a consulting agreement with an officer of Minerals pursuant to which the Company agreed to pay a fee of $20,000 per month, which may be paid in shares of the Company's common stock at the Company's option. Through March 31, 2004, the Company has issued 152,380 shares in payment of $160,000 of the fees and recorded $140,000 of accrued fees payable.

4.   NOTES PAYABLE, OTHER:

     During the period from July 26, 2002 (inception) through March 31, 2004, the Company received net proceeds of $378,426 in exchange for unsecured, 8% promissory notes from six parties, which are due on demand. Of this amount, $38,300 was loaned to the Company during the six months ended March 31, 2004. In December 2003, the Company received a demand for payment from the holder of one note in the amount of $50,000. The Company currently does not have funds available for payment of the note and therefore may be considered in default.

5.   CONSULTING AGREEMENT:

     In October 2002, the Company entered into a consulting and services agreement (the "Agreement") for business development and investor relations services. The term of the Agreement was 18 months. Terms of the agreement required the Company to pay a total of $200,000 to the consultant, which was expensed during the year ended September 30, 2003 ($74,000 of which was expensed during the quarter ended March 31, 2003), and which was paid as of September 30, 2003.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       THREE AND SIX MONTHS ENDED MARCH 31, 2004 AND 2003, AND THE PERIOD
              FROM JULY 26, 2002 (INCEPTION) THROUGH MARCH 31, 2004
                                   (UNAUDITED)

6.   INCOME TAXES:

     The Company incurred no income taxes during the period from July 26, 2002
       (inception) through March 31, 2004. The expected tax benefit for the period is approximately $661,000 (approximately $122,000 and $281,000, as restated, for the six months ended March 31, 2004 and 2003, respectively), based on a Federal statutory income tax rate of 34%. The difference between the expected tax benefit and non-recognition of a tax benefit during the periods is the result of a valuation allowance applied to the net deferred tax asset, which primarily consists of the Company's net operating loss carryforwards. A valuation allowance has been provided to reduce the net deferred tax asset, as realization of the asset is not assured.

7.   SUBSEQUENT EVENTS:

     CHANGES TO THE COMPANY'S CAPITAL STRUCTURE AND PROPOSED DIVIDEND:

     In April 2004, the Company's board of directors authorized an increase in the number of shares authorized for issuance by the Company from 50,000,000 to 100,000,000. In conjunction with the increase in authorized shares, the board of directors authorized, but has not delcared, a 200% stock dividend for stockholders of record as of March 29, 2004.

     In addition, the board of directors authorized the addition of 5,000,000 shares of preferred stock, $.001 par value, which may be issued by the Company pursuant to the voting powers, designation, liquidation or dividend preference, and relative participating, option or other special rights, and the qualifications, limitations or restrictions of the shares as may be so established for any series issued by the board of directors.

     The Company is presently preparing the documentation necessary to carry out the resolutions of the board with respect to increasing the authorized shares, issuing the dividend shares, and adding the preferred shares.

     COD MINE JOINT VENTURE:

     In May 2004, the Company executed a joint venture agreement (the "Joint
       Venture") with US Canadian Minerals, Inc. ("UCAD"), a publicly traded company, to put into production the recovery of gold and silver from the tailings of the COD Mine. The Joint Venture is to operate under the name "CanBill" until May 11, 2020, unless terminated earlier pursuant to the terms of the Joint Venture. The Joint Venture calls for UCAD to acquire an 80% interest in the COD mine in exchange for 720,000 shares of UCAD common stock. Shares of UCAD closed at $3.03 per share on May 20, 2004. Under the Joint Venture, the Company is to operate the production of the COD Mine and contribute the equipment needed for such operations. In addition, UCAD has agreed to contribute 90 days operating capital to provide for at least three workers, fuel, necessary equipment agreed upon by the parties, and equipment repair and maintenance. Net profits, if any, from the operations will be split equally among the Company and UCAD.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       THREE AND SIX MONTHS ENDED MARCH 31, 2004 AND 2003, AND THE PERIOD
              FROM JULY 26, 2002 (INCEPTION) THROUGH MARCH 31, 2004
                                   (UNAUDITED)

7.   SUBSEQUENT EVENTS (CONTINUED):

     COD MINE JOINT VENTURE (CONTINUED):

     In addition to the Joint Venture, the Company also agreed to retain UCAD as a consultant for a period of two years to provide services pertaining to, among other things, identifying, studying and evaluating merger, acquisition, joint venture, strategic alliance and other proposals as well as implementation of financial public relations programs for the Company. In exchange for its services, UCAD will be issued a one year warrant to acquire up to 1,000,000 shares of El Capitan common stock exercisable at $0.43 per share.

                                   (UNAUDITED)

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

The Registrant has had no revenues from operations since its inception. Cash to fund the Registrant's operations has come solely from loans from stockholders and other which aggregated $568,826 at March 31, 2004. The Registrant anticipates it will need to borrow additional funds from stockholders and others to fund its operations for the foreseeable future. In addition, the Registrant may raise additional funds through the issuance of equity instruments including warrants and possibly through private placements of the Registrant's common stock.

The Company's major expenses for the three months ended March 31, 2004 consisted of professional fees, management fees and officer compensation expense equaling $314,500 of the Company's net loss of $361,664 for the six-month period. This compares to $800,144 during the six months ended March 31, 2003. A significant portion of these fees, $384,600, are accrued as of March 31, 2004, and will be paid with shares of the Company's common stock.

Minerals prepared and delivered in the quarter ended June 30, 2003, informational packages on the El Capitan property delivered to active mining operators throughout the United States and abroad in an effort to solicit indications of interest in the El Capitan property. In addition, in July 2003, the Registrant signed an agreement with IBK Capital Corp. of Toronto, Ontario, Canada, to act as an advisor to the Registrant and assist with strategic options that may include a merger, joint venture or possible sale of the El Capitan mining property. Should IBK be successful in presenting a transaction to the Company, the agreement calls for them to be paid a commission based on the total value of the transaction equal to 5% of the first million dollars, and declining one percentage point for each additional million dollars to a minimum of 1%. As of the filing of this quarterly report, IBK has not presented any transactions to the Company for consideration.

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

In May 2004, the Registrant executed a joint venture agreement with US Canadian Minerals, Inc. ("UCAD"), a publicly traded company, to put into production the recovery of gold and silver from the tailings of the COD mine. The joint venture agreement calls for UCAD to acquire an 80% interest in the COD mine in exchange for 720,000 shares of UCAD common stock. The Company is to operate the production of the COD Mine and contribute the equipment needed for such operations. UCAD has agreed to contribute 90 days operating capital to provide for at least three workers, fuel, necessary equipment agreed upon by the parties, and equipment repair and maintenance. Net profits from the operations, if any, will be split equally among the Company and UCAD. While there is no assurance of recovering significant amounts of precious metals from these tailings, the Registrant is hopeful, based on preliminary testing, of recovering appreciable amounts of gold and silver which could provide cash flow to the Registrant.

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

PART II. OTHER INFORMATION

Item 1.  Legal proceedings

Not Applicable

Item 2.  Changes in securities

In the quarter ended March 31, 2004, no unregistered shares of our $.001 par value common stock were issued.

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

                                      El Capitan Precious Metals, Inc.
                                       (Registrant)

Date:  May 24, 2004                   By:  /s/Charles C. Mottley
       ------------                        -------------------------------------
                                           Charles C. Mottley
                                           President and Chief Executive Officer