Form 10QSB
period 2004-06-30
EL CAPITAN PRECIOUS METALS INC
filed 2004-08-27
CIK 1135202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended JUNE 30, 2004


             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________to_________


                          Commission File No. 333-56262


                        EL CAPITAN PRECIOUS METALS, INC.
                        --------------------------------
             (Exact Name of Registrant as Specified in its Charter)


Nevada                                                                88-0482413
------                                                                ----------
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)


                               10876 E Tierra Dr.
                            Scottsdale, Arizona 85259
                            -------------------------
               (Address of principal executive offices) (Zip code)


                                 (480) 948-0724
                                 --------------
              (Registrant's telephone number including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Number of shares of common stock outstanding at August 25, 2004: 61,489,362

                        EL CAPITAN PRECIOUS METALS, INC.

                                 INDEX


PART I   FINANCIAL INFORMATION                                                                   Page
                                                                                                 ----

         Item 1. Unaudited financial statements:

                 Report of Independent Registered Public Accounting Firm                         1

                 Condensed consolidated balance sheet - June 30, 2004                            2

                 Condensed consolidated statements of operations - three and nine months ended June 30, 2004 and 2003 (as restated), and the
                 period from July 26, 2002 (inception) through June 30, 2004                     3

                 Condensed consolidated statements of changes in stockholders'
                 deficit- period from July 26, 2002 (inception) through June 30,
                 2004                                                                          4-5

                 Condensed consolidated statements of cash flows - nine months ended June 30, 2004 and 2003 (as restated), and the period from
                 July 26, 2002 (inception) through June 30, 2004                                 6

                 Notes to condensed consolidated financial statements                       7 - 15

         Item 2. Management's discussion and analysis or plan of operation                 16 - 18

PART II  OTHER INFORMATION

         Item 1. Legal proceedings                                                              19

         Item 2. Changes in securities and use of proceeds                                      19

         Item 4. Controls and procedures                                                        19

         Item 5. Other information                                                              19

         Item 6. Exhibits and reports on Form 8-K                                               20

                 Signature                                                                      21

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
El Capitan Precious Metals, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of El Capitan Precious Metals, Inc. and subsidiary (a Development Stage Company) as of June 30, 2004, the related condensed consolidated statements of operations for the three and nine month periods ended June 30, 2004 and 2003, and the period from July 26, 2002 (inception) through June 30, 2004, the condensed consolidated statements of changes in stockholders' deficit from July 26, 2002 (inception) through June 30, 2004 and the condensed consolidated statements of cash flows for the nine-month periods ended June 30, 2004 and 2003, and for the period from July 26, 2002 (inception) through June 30, 2004. These interim condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.





/S/ GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
August 24, 2004

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2004
                                   (UNAUDITED)

                                     ASSETS

Current assets:
     Cash                                                                    $     6,793
     Prepaid consulting service contracts (Notes 2 and 6)                        143,100
                                                                             -----------
         Total current assets                                                    149,893
                                                                             -----------

Available for sale securities, net of deferred gain of $2,052,000 (Note 2)          --
Investment (Note 1)                                                              100,008
                                                                             -----------
                                                                                 100,008
                                                                             -----------

                                                                             $   249,901
                                                                             ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                        $    33,959
     Accrued liabilities                                                          10,034
     Accrued liabilities, related parties (Note 4)                               102,000
     Interest payable, related parties                                            20,910
     Interest payable, other                                                      38,476
     Notes payable, related parties (Note 4)                                     175,587
     Notes payable, other (Note 5)                                               418,426
                                                                             -----------

         Total liabilities (all current)                                         799,392
                                                                             -----------

Commitments and contingencies (Notes 4, 5 and 9)

Stockholders' deficit (Note 8):
     Preferred stock, $0.002 par value: 5,000,000 shares
       authorized; none issued and outstanding
     Common stock, $0.001 par value; 100,000,000 shares
       authorized; 55,871,040 shares issued and outstanding                       55,869
     Additional paid-in capital                                                1,639,477
     Deficit accumulated during the development stage                         (2,244,837)
                                                                             -----------

         Total stockholders' deficit                                            (549,491)
                                                                             -----------

                                                                             $   249,901
                                                                             ===========

           See notes to condensed consolidated financial statements.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                      Period from
                                                                                                     July 26, 2002
                                                                                                      (inception)
                                                                                                        through
                                          Three months ended             Nine months ended              June 30,
                                     June 30, 2004   June 30, 2003  June 30, 2004    June 30, 2003       2004
                                     --------------  -------------  --------------   -------------   --------------
                                                                                     (As restated,
                                                                                        Note 1)
General and administrative expenses:
    Professional fees                $    (150,865)  $    (93,034)  $    (324,365)   $   (545,111)   $  (1,226,974)
    Officer compensation expense           (60,000)       (60,000)       (180,000)       (380,000)        (690,034)
    Management fees, related
      parties (Note 3)                     (10,500)       (18,000)        (31,500)        (46,000)         (76,000)
    Legal and accounting fees              (11,655)             -         (35,616)              -         (100,599)
    Mine expense                            (4,430)             -          (4,430)              -           (4,430)
    Other                                   (6,877)        (1,475)         (8,325)         (2,425)         (24,849)
                                     --------------  -------------  --------------   -------------   --------------
                                          (244,327)      (172,509)       (584,236)       (973,536)      (2,122,886)
                                     --------------  -------------  --------------   -------------   --------------

Interest expense:
    Interest income                              -            250               -             312
    Related parties (Note 3)                (3,769)        (2,935)        (10,803)         (7,722)         (25,661)
    Other                                  (51,831)        (5,711)        (66,552)        (26,776)         (96,290)
                                     --------------  -------------  --------------   -------------   --------------
                                           (55,600)        (8,396)        (77,355)        (34,186)        (121,951)
                                     --------------  -------------  --------------   -------------   --------------

Net loss                             $    (299,927)  $   (180,905)  $    (661,591)   $ (1,007,722)   $  (2,244,837)
                                     ==============  =============  ==============   =============   ==============

Basic and diluted net loss
    per common share                 $       (0.01)   $         *    $      (0.01)    $     (0.02)   $       (0.05)
                                     ==============  =============  ==============   =============   ==============
Weighted average number of common
    shares outstanding                   53,600,705      46,995,000     52,604,607       43,002,717      43,131,038
                                     ==============  =============  ==============   =============   ==============

* Amount is less than $(0.01) per share

           See notes to condensed consolidated financial statements.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

           PERIOD FROM JULY 26, 2002 (INCEPTION) THROUGH JUNE 30, 2004
                                   (UNAUDITED)

                                                                                        Deficit
                                                                                      accumulated
                                                                       Additional     during the
                                                 Common stock            paid-in      development
                                             Shares        Amount        capital         stage            Total
                                          ------------- -------------  ------------  --------------  -------------
Initial issuance of common stock in
  September 2002                             3,315,000   $     3,315    $   (3,306)                   $         9

Net loss                                                                               $   (21,577)       (21,577)
                                          ------------- -------------  ------------  --------------  -------------

Balances at September 30, 2002               3,315,000         3,315        (3,306)        (21,577)       (21,568)

Issuance of common stock to Gold and
  Minerals Company, Inc. in connection
  with purchase of interest in assets of
  El Capitan, Ltd. in November 2002
  (Note 1)                                  30,225,000        30,225       (30,217)                             8

Issuance of common stock for cash
  in November 2002                           5,460,000         5,460        (5,446)                            14
                                          ------------- -------------  ------------  --------------  -------------

                                            39,000,000        39,000       (38,969)        (21,577)       (21,546)

Acquisition of DML Services, Inc.
  on March 17, 2003 (Note 1)                 6,720,000         6,720       (56,720)                       (50,000)

Common stock issued in connection with
  notes payable in March 2003                  525,000           525        16,975                         17,500

Common stock and warrants issued
  for services in March 2003                   150,000           150       188,850                        189,000

Common stock issued under executive
  compensation agreement in March 2003       1,057,140         1,057       478,943                        480,000

Issuance of common stock to Gold and
  Minerals Company, Inc. in connection
  with purchase of COD Mine in August
  2003  (Note 1)                             3,600,000         3,600        (3,600)

Common stock issued under management
  agreement in August 2003                   1,057,140         1,058       368,942                        370,000

Net loss                                                                                (1,561,669)    (1,561,669)
                                          ------------- -------------  ------------  --------------  -------------

Balances at September 30, 2003              52,109,280        52,110       954,421      (1,583,246)      (576,715)

                                   (Continued)

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   (CONTINUED)

           PERIOD FROM JULY 26, 2002 (INCEPTION) THROUGH JUNE 30, 2004
                                   (UNAUDITED)


                                                                                    Deficit
                                                                                   accumulated
                                              Common stock          Additional     during the
                                        --------------------------    paid-in      development
                                          Shares        Amount        capital        stage          Total
                                        ------------  ------------  ------------  -------------  ------------

Common stock issued under executive
  compensation agreement in May 2004      1,350,000         1,350       178,650                      180,000

Common stock issued under management
  agreement in May 2004                   1,350,000         1,350       178,650                      180,000

Warrans issued for services in May 2004                                 108,000                      108,000

Common stock issued for services in
  June 2004                                 836,760           834       163,731                      164,565

Common stock issued in connection with
  notes payable in June 2004                225,000           225        56,025                       56,250

Net loss, nine months ended
  June 30, 2004                                                                       (661,591)     (661,591)
                                        ------------  ------------  ------------  -------------  ------------

Balances at June 30, 2004                55,871,040      $ 55,869   $ 1,639,477   $ (2,244,837)   $ (549,491)
                                        ============  ============  ============  =============  ============

           See notes to condensed consolidated financial statements.

               EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 Period from
                                                                                                July 26, 2002
                                                                        Nine months ended        (inception)
                                                                     June 30,       June 30,       through
                                                                       2004           2003      June 30, 2004
                                                                   -----------    -----------    -----------
                                                                                 (As restated,
                                                                                     Note 1)
Cash flows from operating activities:
    Net loss                                                       $  (661,591)   $(1,007,722)   $(2,244,837)
                                                                   -----------    -----------    -----------
    Adjustments to reconcile net loss to net
     cash used in operating activities:
       Stock-based compensation expense                                489,465        509,000      1,528,465
       Amortization of discount on notes payable                        56,250         17,500         73,750
       Provision for uncollectible related party note receivable          --             --           12,500
       Changes in operating assets and liabilities:
         Increase in accounts payable                                    9,890          9,396         33,960
         Increase in prepaid expenses and other                           --             (312)          --
         (Decrease) increase in accrued liabilities                    (23,100)       139,970         10,034
         Increase in accrued liabilities, related parties               31,500           --          102,000
         Increase in interest payable, related parties                  11,139           --           22,432
         Increase in interest payable, other                            21,278           --           36,953
                                                                   -----------    -----------    -----------
           Total adjustments                                           596,422        675,554      1,820,094
                                                                   -----------    -----------    -----------
         Net cash used in operating activities                         (65,169)      (332,168)      (424,743)
                                                                   -----------    -----------    -----------
Cash flows from investing activities:
    Investment in assets of El Capitan, Ltd.                           (14,000)       (58,500)      (100,000)
    Issuance of notes receivable                                          --          (12,500)       (12,500)
    Cash paid in connection with acquisition of
     DML Services, Inc.                                                   --          (50,000)       (50,000)
                                                                   -----------    -----------    -----------
         Net cash used in investing activities                         (14,000)      (121,000)      (162,500)
                                                                   -----------    -----------    -----------
Cash flows from financing activities:
    Proceeds from the sale of common stock                                --               14             23
    Issuance of notes payable, related parties                          22,400         13,000        194,900
    Issuance of notes payable, other                                    78,300        358,000        437,300
    Repayment of notes payable, related parties                        (14,813)          --          (19,313)
    Repayment of notes payable, other                                     --          (18,874)       (18,874)
                                                                   -----------    -----------    -----------
         Net cash provided by financing activities                      85,887        352,140        594,036
                                                                   -----------    -----------    -----------

Increase (decrease) in cash                                              6,718       (101,028)         6,793
Cash, beginning                                                             75        101,105           --
                                                                   -----------    -----------    -----------
Cash, ending                                                       $     6,793    $        77    $     6,793
                                                                   ===========    ===========    ===========
Supplemental disclosure of non-cash
  investing and financing activities:
    Issuance of common stock to Gold and Minerals
       Company, Inc. in connection with the purchase
       of interest in assets of El Capitan, Ltd.                   $      --      $         8    $         8
                                                                   ===========    ===========    ===========
    Issuance of common stock to Gold and Minerals
       Company, Inc. in connection with the purchase
       of the COD Mine (Note 1)                                    $      --      $      --      $     1,200
                                                                   ===========    ===========    ===========
    Issuance of common stock and warrants
       in exchange for services to be performed                    $   143,100    $      --      $   143,100
                                                                   ===========    ===========    ===========

           See notes to condensed consolidated financial statements.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDARY
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       THREE AND NINE MONTHS ENDED JUNE 30, 2004 AND 2003, AND THE PERIOD
              FROM JULY 26, 2002 (INCEPTION) THROUGH JUNE 30, 2004
                                   (UNAUDITED)

1. BUSINESS, ORGANIZATION, INTERIM FINANCIAL STATEMENTS, GOING CONCERN AND MANAGEMENT'S PLANS:

     BUSINESS:

     On July 26, 2002, El Capitan Precious Metals, Inc. ("El Capitan" or the
       "Company") was incorporated as a Delaware corporation to engage in the business of acquiring mining properties containing precious metals, principally gold, silver, and platinum. The Company is in the development stage, and since inception, has completed certain acquisitions and transactions (Note 2), but has not had any revenue producing operations.

     ORGANIZATION:

     The Company was previously organized as DML Services, Inc. ("DML"), a
       Nevada corporation, formed in 2000. On March 17, 2003, DML sold the assets and operations of its catering and food-service business to the executive officers and directors of DML in exchange for the return of 30,120,000 shares of DML and cash of $50,000, paid by El Capitan. On March 18, 2003, DML acquired all of the issued and outstanding common stock of El Capitan in exchange for 39,000,000 shares of DML's common stock issued to the El Capitan stockholders, which represented 85% of the Company's total shares outstanding immediately following the exchange. As a result of a four share for one stock split completed by DML on November 25, 2002, and the retirement of 30,120,000 post-reverse-split shares which took place immediately prior to closing the transaction, the stockholders of DML hold 6,720,000 shares of the Company's common stock, which represents 15% of the total outstanding shares of common stock of the Company immediately following the exchange.

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

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       THREE AND NINE MONTHS ENDED JUNE 30, 2004 AND 2003, AND THE PERIOD
              FROM JULY 26, 2002 (INCEPTION) THROUGH JUNE 30, 2004
                                   (UNAUDITED)

1. BUSINESS, ORGANIZATION, INTERIM FINANCIAL STATEMENTS, GOING CONCERN AND MANAGEMENT'S PLANS (CONTINUED):

     INTERIM FINANCIAL STATEMENTS:

     The interim condensed consolidated financial statements have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of June 30, 2004, and for the periods ended June 30, 2004 and 2003 have been made. Except as described above, those adjustments consist only of normal and recurring adjustments.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The financial statements presented are those of El Capitan. It is the Company's opinion that when the interim financial statements are read in conjunction with the September 30, 2003 Annual Report on Form 10-KSB, the Company's disclosures are adequate to make the information presented not misleading. The results of operations for the periods ended June 30, 2004 are not necessarily indicative of the operating results to be expected for the full year.

     GOING CONCERN AND MANAGEMENT'S PLANS:

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss and deficit accumulated during the development stage of $2,244,837 for the period from July 26, 2002 (inception) through June 30, 2004. The Company has a limited operating history and no revenue producing operations. In addition, the Company does not have a revolving loan agreement with any financial institution. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       THREE AND NINE MONTHS ENDED JUNE 30, 2004 AND 2003, AND THE PERIOD
              FROM JULY 26, 2002 (INCEPTION) THROUGH JUNE 30, 2004
                                   (UNAUDITED)

1. BUSINESS, ORGANIZATION, INTERIM FINANCIAL STATEMENTS, GOING CONCERN AND MANAGEMENT'S PLANS (CONTINUED):

     RESTATEMENT OF 2003 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

     During the quarter ended March 31, 2003, the Company issued 525,000 shares of its common stock to two individuals. In the previously issued unaudited condensed consolidated financial statements included in the Company's June 30, 2003 and March 31, 2003 Quarterly Report on Form 10-QSB, the Company accounted for these shares as stock issued for consulting services. These shares were valued at $10.53 per share, the market price of the Company's common stock at the date the shares were physically issued, and $280,000 was recorded as general and administrative expense during the three months ended March 31, 2003.

     In preparing its September 30, 2003 year-end consolidated financial statements, the Company re-evaluated the transaction and valuation of the shares issued, and determined that these shares were not issued for professional services, but were issued in connection with notes payable that were issued to two individuals prior to the reverse acquisition. As a result, the shares were valued at the date the notes were originally issued ($0.10 per share, the value of the Company's common stock prior to the reverse acquisition), and $17,500 was determined to be the correct value of these shares. Therefore, the Company recorded an adjustment of $262,500 in the quarter ended September 30, 2003, to reduce the original amount charged to expense. Accordingly, the Company has restated its June 30, 2003 and March 31, 2003 condensed consolidated financial statements to reflect this adjustment, as presented in the Company's Quarterly Reports on Form 10-QSB/A.


     The Company's condensed consolidated financial statements as of and for the periods ended June 30, 2003, have been restated to reflect the adjustment described above as follows:

                                             As previously
                                                reported       As restated
                                             -------------     -----------
       Nine months ended June 30, 2003
       -------------------------------
       Professional fees                          (825,111)        (545,111)
       Interest expense, other                      (9,276)         (26,776)
       Net loss                                 (1,270,222)      (1,007,722)
       Basic and diluted net
        loss per common share                        (0.03)           (0.02)


     On May 24, 2004, the Company filed amended Forms 10-QSB/A for the quarters ended June 30, 2003 and March 31, 2003 to report the restatement.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       THREE AND NINE MONTHS ENDED JUNE 30, 2004 AND 2003, AND THE PERIOD
              FROM JULY 26, 2002 (INCEPTION) THROUGH JUNE 30, 2004
                                   (UNAUDITED)

2.   ACQUISITIONS AND DIVESTITURES:

     ACQUISITION OF EL CAPITAN MINE FROM GOLD AND MINERALS COMPANY, INC.:

     In October 2003, the Company completed the acquisition of a 40% interest in certain assets of El Capitan, Ltd. ("ECL"), an Arizona corporation, a wholly-owned subsidiary of Gold and Minerals Company, Inc. ("Minerals"), a Nevada corporation. Minerals is involved in the exploration, development, and testing of mining properties. Consideration for the acquisition consisted of the issuance of 30,120,000 shares of the Company's common stock to Minerals (which occurred in November 2002, and which constituted a 77.5% equity ownership in the Company prior to the reverse acquisition) and $100,000 cash, of which $86,000 was paid through September 30, 2003, and $14,000 was paid in October 2003.

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

     PURCHASE OF MINING CLAIMS FROM MINERALS:

     In August 2003, the Company acquired from Minerals certain mining claims granted by the United States Bureau of Land Management, buildings and personal property known as the COD Mine located near Kingman, Arizona. The COD Mine is an inactive underground mine consisting of thirteen mining claims as well as various outbuildings and other associated personal property. An appraisal dated May 2001 estimated the fair market value of the COD Mine to be $5,000,000. Consideration for this purchase consisted of 3.6 million shares of the Company's common stock, which had a market value of $1,440,000 on the closing date. Because the COD Mine was acquired from the Company's controlling stockholder in exchange for shares of the Company's common stock, the transaction was accounted for as a non-monetary exchange and was recorded at no value in the consolidated financial statements.

     SALE OF 80% OF MINING CLAIMS AND JOINT VENTURE:

     In May 2004, the Company executed a joint venture agreement (the "Joint
       Venture") with U.S. Canadian Minerals, Inc. ("UCAD"), a publicly-traded Nevada company, to explore, operate and utilize the COD Mine, including the recovery of gold and silver from the tailings of the COD Mine. The Joint Venture is to operate under the name "CanEl" until May 2020, unless terminated earlier pursuant to the terms of the Joint Venture. Terms of the Joint Venture required the Company to transfer to UCAD an 80% interest in the COD mine in exchange for 720,000 shares of UCAD common stock with a market value of $2,052,000 ($2.85 per share) on the transaction date.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       THREE AND NINE MONTHS ENDED JUNE 30, 2004 AND 2003, AND THE PERIOD
              FROM JULY 26, 2002 (INCEPTION) THROUGH JUNE 30, 2004
                                   (UNAUDITED)

2.   ACQUISITIONS AND DIVESTITURES (CONTINUED):

     SALE OF 80% OF MINING CLAIMS AND JOINT VENTURE (CONTINUED):

     The COD mine is recorded at zero in the Company's consolidated financial statements, although the fair value of the common stock received exceeded the Company's cost basis in the mining claims. Since the securities received are not actively traded, the mining claims have historically not produced cash flows and UCAD is a highly leveraged, developmental stage company, the gain is being deferred and will not be recognized in earnings until the securities have been, or can be readily converted to cash.

     The Company has classified the UCAD investment on its condensed consolidated balance sheet as "available for sale securities", in which unrealized gains and losses are computed based on the closing price of the stock at the end of each quarter. At June 30, 2004, UCAD's common stock closed at $2.60 per share for a value of $1,872,000. The shares contain restrictions as to their resale until at least May 2005. As the initial carrying amount of the investment was recorded at no value in the Company's consolidated financial statements, only future increases in the value of the Company's investment will be recorded.

     The Joint Venture provides that the Company is to operate the COD Mine as it relates to the tailings and settlement pond and contribute the equipment needed for such operations which have not yet begun. UCAD has agreed to contribute 90 days operating capital to provide for at least three workers, fuel, necessary equipment agreed upon by the parties, and equipment repair and maintenance, $12,500 was paid in July 2004. Net profits, if any, from the operations tailings and settlement pond operations will be split equally between the Company and UCAD.

     In addition to the Joint Venture, the Company also retained UCAD as a consultant for a period of two years to provide services pertaining to, among other things, identifying, studying and evaluating merger, acquisition, joint venture, strategic alliance and other proposals as well as implementation of financial public relations programs for the Company. In exchange for its services, UCAD was issued warrants exercisable for a period of one year to acquire up to 3,000,000 shares of El Capitan common stock exercisable at $0.14 per share. The warrants are fully vested and non-forfeitable. The total compensation cost related to the warrants was estimated to be $108,000, of which $18,000 was expensed during the three months ended June 30, 2004. The balance will be recognized in future periods as the performance criteria are fully satisfied.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       THREE AND NINE MONTHS ENDED JUNE 30, 2004 AND 2003, AND THE PERIOD
              FROM JULY 26, 2002 (INCEPTION) THROUGH JUNE 30, 2004
                                   (UNAUDITED)

3.   NET INCOME (LOSS) PER SHARE:

     Statement of Financial Accounting Standards ("SFAS") No. 128, earnings per share, requires dual presentation of basic and diluted earnings or loss per share ("EPS") with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock203,300,000 shares at June 30, 2004; 300,000 at June 30, 2003) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. These dilutive securities are not considered in the calculation, as the impact of the potential shares would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

     Earnings and loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. The historical loss per share of El Capitan prior to the merger has been retroactively restated to reflect the new capital structure.

4.   RELATED PARTY TRANSACTIONS:

     NOTES PAYABLE:

     At June 30, 2004, the Company had four unsecured 8% notes payable to a stockholder of the Company and one unsecured note payable to the president and sole director of the Company, which are due on demand. In addition, during the quarter ended March 31, 2004, the Company received $9,000 from ECL in exchange for an 8% unsecured note payable. At June 30, 2004, notes payable to the stockholder of the Company totaled $158,000, notes payable to the president of the Company totaled $8,587, and notes payable to ECL totaled $9,000.

     EMPLOYMENT AGREEMENT:

     Pursuant to a two-year employment agreement with the Company's president and sole director, the Company has agreed to pay him a salary of $20,000 per month, which, at the option of the president, may be satisfied in shares of the Company's common stock. Through June 30, 2004, the Company has issued 1,807,140 shares of common stock in payment of $340,000 of the salary and recorded $20,000 of accrued salary payable.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       THREE AND NINE MONTHS ENDED JUNE 30, 2004 AND 2003, AND THE PERIOD
              FROM JULY 26, 2002 (INCEPTION) THROUGH JUNE 30, 2004
                                   (UNAUDITED)

4.   RELATED PARTY TRANSACTIONS (CONTINUED):

     MANAGEMENT FEES:

     The Company has agreed to pay management fees to a stockholder ($5,000 per month beginning August 1, 2002), and its corporate secretary ($1,000 per month beginning October 1, 2002, increased to $3,500 per month beginning January 1, 2003). The agreements are on a month-to-month basis. The Company paid or accrued management fees pursuant to these agreements of $76,500 and $69,000 during the nine months ended June 30, 2004 and 2003, respectively, and $181,000 during the period from July 26, 2002 (inception) through June 30, 2004. In June 3004, $68,100 representing the accrued management fees payable to the stockholder was converted to 346,260 shares of common stock of the Company at $0.59 per share, the closing price of the Company's common stock on that date. Accrued management fees at June 30, 2004 are $62,000, which are due to the Company's corporate secretary.

     CONSULTING AGREEMENTS:

     The Company has entered into a consulting agreement with an officer of Minerals pursuant to which the Company agreed to pay a fee of $20,000 per month, which may be paid in shares of the Company's common stock at the Company's option. Through June 30, 2004, the Company has issued 1,807,140 shares in payment of $340,000 of the fees and recorded $20,000 of accrued fees payable.

5.   NOTES PAYABLE, OTHER:

     During the period from July 26, 2002 (inception) through June 30, 2004, the
       Company received net proceeds of $418,426 in exchange for unsecured, 8% promissory notes from eight parties, which are due on demand. Of this amount, $78,300 was loaned to the Company during the nine months ended June 30, 2004. In December 2003, the Company received a demand for payment from the holder of one note in the amount of $50,000. The Company currently does not have funds available for payment of the note and therefore may be considered in default.

     During the quarter ended June 30, 2004, the Company issued an unsecured, 10% promissory note in the amount of $25,000, which is due on demand and issued 150,000 shares of the Company's common stock valued at $37,500 (the market price of the common stock at the date of issuance) to the note holder. Of this amount, $25,000 was recorded as interest expense and $12,500 was recorded as professional fees during the quarter ended June 30, 2004.

     During the quarter ended June 30, 2004, the Company issued an unsecured, 12% promissory note in the amount of $15,000, which is due on demand and issued 75,000 shares of the Company's common stock valued at $18,750 (the market price of the common stock at the date of issuance) to the note holder which was recorded as interest expense. The holder agreed to loan an additional $10,000 to the Company at the Company's request at any time prior to September 15, 2004. The additional amount was loaned to the Company in August 2004 in exchange for an unsecured 12% promissory note, which is due on demand.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       THREE AND NINE MONTHS ENDED JUNE 30, 2004 AND 2003, AND THE PERIOD
              FROM JULY 26, 2002 (INCEPTION) THROUGH JUNE 30, 2004
                                   (UNAUDITED)

6.   CONSULTING AGREEMENTS:

     In June 2004, the Company entered into a one year consulting agreement with an unaffiliated third party in which the Company is receiving corporate planning and development services in exchange for 360,000 shares of the Company's common stock valued at $70,800 (the market price of the common stock at the date of issuance), of which $17,700 was expensed during the three months ended June 30, 2004. The balance will be recognized in future periods as the performance criteria are fully satisfied.

     In June 2004, the Company entered into an agreement in which the Company received corporate consulting related to business strategy and development services in exchange for 115,500 shares of the Company's common stock valued at $22,715 (the market price of the common stock at the date of issuance), which was expensed during the quarter ended June 30, 2004.

     In June 2004, the Company issued 15,000 shares of its common stock valued at $2,950 (the market value of the common stock at the date of issuance) to a consultant in payment for developing and maintaining the Company's website, which was expensed during the quarter ended June 30, 2004.

7.   INCOME TAXES:

     The Company incurred no income taxes during the period from July 26, 2002
       (inception) through June 30, 2004. The expected tax benefit for the period is approximately $775,000 (approximately $225,000 and $343,000, as restated, for the nine months ended June 30, 2004 and 2003, respectively), based on a Federal statutory income tax rate of 34%. The difference between the expected tax benefit and non-recognition of a tax benefit during the periods is the result of a valuation allowance applied to the net deferred tax asset, which primarily consists of the Company's net operating loss carryforwards. A valuation allowance has been provided to reduce the net deferred tax asset, as realization of the asset is not assured.

8.   STOCKHOLDERS' DEFICIT:

     CHANGES TO THE COMPANY'S CAPITAL STRUCTURE AND DIVIDEND:

     In April 2004, the Company's board of directors approved an increase in the number of shares authorized for issuance by the Company from 50,000,000 to 100,000,000. In conjunction with the increase in authorized shares, the board of directors authorized, and on July 23, 2004 declared, a 200% stock dividend for stockholders of record as of July 30, 2004. Accordingly, the Company issued 40,982,908 shares of its common stock to stockholders of record on July 30, 2004 resulting in total shares outstanding on that date of 61,474,362. The Company accounted for the stock dividend as a stock split effected in the form of a dividend. As a result, the number of shares outstanding and per share information for all prior periods have been retroactively restated to reflect the new capital structure.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       THREE AND NINE MONTHS ENDED JUNE 30, 2004 AND 2003, AND THE PERIOD
              FROM JULY 26, 2002 (INCEPTION) THROUGH JUNE 30, 2004
                                   (UNAUDITED)

8.   STOCKHOLDERS' DEFICIT (CONTINUED):

     CHANGES TO THE COMPANY'S CAPITAL STRUCTURE AND DIVIDEND (CONTINUED):

     In addition, the board of directors authorized 5,000,000 shares of preferred stock, $.001 par value, which may be issued by the Company pursuant to the voting powers, designation, liquidation or dividend preference, and relative participating, option or other special rights, and the qualifications, limitations or restrictions of the shares as may be so established for any series issued by the board of directors. No shares of preferred stock have been issued to date.

9.   SUBSEQUENT EVENTS:

     PURCHASE OF MINING CLAIMS FROM MINERALS:

     In July 2004, the Company acquired from Minerals certain mining claims granted by the United States Bureau of Land Management, buildings and personal property known as the Weaver Mine located near Wickenburg, Arizona. Consideration for this purchase consisted of 3 million shares of the Company's common stock, which had a market value of $400,000 on the closing date. Because the Weaver Mine was acquired from the Company's controlling stockholder in exchange for shares of the Company's common stock, the transaction will be accounted for as a non-monetary exchange and recorded at no value in the consolidated financial statements.

     COMMON STOCK ISSUANCES:

     In July 2004, the Company issued 1,275,168 shares of common stock in exchange for accured fees payable and 1,343,154 shares of common stock upon the conversion of a note payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL:

El Capitan Precious Metals, Inc. ("El Capitan" or the "Registrant") was previously organized as DML Services, Inc. ("DML"), a Nevada corporation, formed in 2000. On March 17, 2003, DML sold the assets and operations of its catering and food-service business to the executive officers and directors of DML in exchange for the return of 10,040,000 shares of DML and cash of $50,000, paid to the former officers and directors by El Capitan. On March 18, 2003, DML acquired all of the issued and outstanding common stock of El Capitan in exchange for 39,000,000 shares of the DML's common stock issued to the El Capitan stockholders, which represented 85% of the Company's total shares outstanding immediately following the exchange. As a result of a four share for one stock split completed by DML on November 25, 2002, and the retirement of 30,120,000 post-reverse-split shares which took place immediately prior to closing the transaction, the stockholders of DML hold 6,670,000 shares of the Company's common stock, which represents 15% of the total outstanding shares of common stock of the Company immediately following the exchange.

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

(a) Plan of operation

In October 2003, the Registrant completed the acquisition of a 40% interest in certain assets of El Capitan, Ltd. ("ECL"), an Arizona corporation, a wholly-owned subsidiary of Gold and Minerals Company, Inc. ("Minerals"), a Nevada corporation. Minerals is involved in the exploration, development, and testing of mining properties. Consideration for the acquisition consisted of the issuance of 30,225,000 shares of the Registrant's common stock to Minerals (which occurred in November 2002, and which constituted a 77.5% equity ownership in the Company prior to the reverse acquisition) and $100,000 cash, of which $86,000 was paid through September 30, 2003, and $14,000 was paid in October 2003.

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

Consideration for this purchase consisted of 3.6 million shares of the Registrant's common stock, which had a market value of $1,440,000 on the closing date. Because the COD Mine was acquired from the Registrant's controlling stockholder in exchange for shares of the Registrant's common stock, the transaction was accounted for as a non-monetary exchange and was recorded at no value in the consolidated financial statements.

In May 2004, the Company executed a joint venture agreement (the "Joint Venture") with U.S. Canadian Minerals, Inc. ("UCAD"), a publicly-traded Nevada company, explore, operate and utilize the COD Mine, including the recovery of gold and silver from the tailings of the COD Mine. The Joint Venture is to operate under the name "CanEl" until May 2020, unless terminated earlier pursuant to the terms of the Joint Venture. Terms of the Joint Venture required the Company to transfer to UCAD an 80% interest in the COD mine in exchange for 720,000 shares of UCAD common stock valued at $2,052,000 on the transaction date. The Joint Venture provides that the Company is to operate the COD Mine as it relates to the tailings and settlement pond and contribute the equipment needed for such operations which have not yet begun. UCAD has agreed to contribute 90 days operating capital to provide for at least three workers, fuel, necessary equipment agreed upon by the parties, and equipment repair and maintenance, $12,500 was paid in July 2004. Net profits, if any, from the operations tailings and settlement pond operations will be split equally among the Company and UCAD. While there is no assurance of recovering significant amounts of precious metals form these tailings, the Registrant is hopeful, based on the preliminary testing, of recovering appreciable amounts of gold and silver which could provide cash flow to the Registrant.

In July 2004, the Registrant acquired from Minerals certain mining claims granted by the United States Bureau of Land Management, buildings and personal property known as the Weaver Mine located near Wickenburg, Arizona. Consideration for this purchase consisted of 3 million shares of the Company's common stock, which had a market value of $400,000 on the closing date. Because the Weaver Mine was acquired from the Company's controlling stockholder in exchange for shares of the Company's common stock, the transaction will be accounted for as a non-monetary exchange and recorded at no value in the consolidated financial statements.

The Registrant has had no revenues from operations since its inception. Cash to fund the Registrant's operations has come solely from loans from stockholders and others which aggregated to $594,013 outstanding at June 30, 2004. The Registrant anticipates it will need to borrow additional funds from stockholders and others to fund its operations for the foreseeable future. In addition, the Registrant may raise additional funds through the issuance of equity instruments including warrants and possibly through private placements of the Registrant's common stock.

The Company recently announced that it has signed two letters of intent for the sale of up to 1.8 million tons of iron ore from the Mine as well as an additional 3 million tons from several newly acquired mining claims in Maricopa County, Arizona. The sale and delivery of the iron ore is subject to further testing and permitting as well as certain other conditions that will take several months to complete, if successful. There is no assurance that the Company will be successful in completing the definitive agreements necessary to sell the iron ore or that the Company will be able to mine and deliver the ore without a significant infusion of capital. While the proposed letters of intent call for payments to be made upon execution of the definitive agreements to allow for commencement of the mining the iron ore, there is no assurance these payments will be received.

The Company's major expenses for the nine months ended June 30, 2004 consisted of professional fees, management fees and officer compensation expense equaling $535,865 of the Company's net loss of $661,591 for the nine-month period. This compares to $971,111 of the Company's net loss of $1,007,722 in similar fees during the nine months ended June 30, 2003, as restated.

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

PART II. OTHER INFORMATION

Item 1.  Legal proceedings

         Not Applicable

Item 2.  Changes in securities

During the quarter ended June 30, 2004, the Company issued a total of 779,673 shares of its $0.001 par value common stock, which were not registered under the Securities Act of 1933, in various transactions as described below. For each of the following transactions, the Company relied upon the exemptions from registration provided by Sections 4(6) or 4(2) of the Securities Act and Rule 506 promulgated there under based upon (i) representations from each investor that it is an accredited or sophisticated investor with experience in investing in securities such that it could evaluate the merits and risks related to the Company's securities; (ii) that no general solicitation of the securities was made by the Company; (iii) each investor represented to the Company that it was acquiring the securities for its own account and not with a view towards further distribution; (iv) the securities issued were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act; (v) the Company placed appropriate restrictive legends on the certificates representing the securities regarding the restricted nature of these securities; and (vi) prior to completion of the transaction, each investor was informed in writing of the restricted nature of the securities, provided with all information regarding the Company as required under Rule 502 of Regulation D and were given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations. The shares were issued as follows:

On May 18, 2004, the Company issued 60,000 shares of its $0.001 par value common stock to its president for conversion of management fees due totaling $8,000 or $0.13 per share.

On May 18, 2004, the Company issued 60,000 shares of its $0.001 par value common stock to an officer of its majority stockholder for conversion of consulting fees due totaling $8,000 or $0.13 per share.

On June 15, 2004, the Company issued 75,000 shares of its $0.001 par value common stock valued at $18,750 or $0.25 per share to an unaffiliated third party pursuant to the issuance of a note payable.

On June 15, 2004, the Company issued 150,000 shares of its $0.001 par value common stock valued at $37,500 or $0.25 per share to an unaffiliated third party pursuant to the issuance of a note payable.

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

                                   El Capitan Precious Metals, Inc.
                                   (Registrant)

Date:  August 26, 2004             By: /s/Charles C. Mottley
       ---------------                 ---------------------------------------
                                       Charles C. Mottley
                                       President and Chief Executive Officer