Form 10KSB
period 2004-09-30
EL CAPITAN PRECIOUS METALS INC
filed 2005-01-24
CIK 1135202

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

|X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2004

|_| Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to _____________

                        Commission File Number 333-56262


                        EL CAPITAN PRECIOUS METALS, INC.
                        --------------------------------
                 (Name of small business issuer in its charter)

NEVADA                                                                88-0482413
------                                                                ----------
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
incorporation or organization)

                       14301 North 87th Street, Suite 216
                            Scottsdale, Arizona 85260
                            -------------------------
               (Address of principal executive offices)(Zip Code)

         Issuer's telephone number, including area code: (480) 607-7093

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                          $.001 par value, Common Stock
                                (Title of class)

--------------------------------------------------------------------------------
Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer had no revenue for its most recent fiscal year.

The aggregate market value of the issuer's voting stock held as of December 31, 2004 by non-affiliates of the issuers was $16,115,202.60 based on the closing market price of the Registrant's common stock of $0.60 as reported on the OTC Bulletin Board.

As of December 31, 2004, issuer had 66,574,953 shares of its $.001 par value common stock outstanding.

Transitional Small Business Format:   Yes |_|   No |X|

Documents incorporated by reference: none

                        EL CAPITAN PRECIOUS METALS, INC.
                                   FORM 10-KSB

THIS REPORT MAY CONTAIN CERTAIN "FORWARD-LOOKING" STATEMENTS AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 OR BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE REGISTRANT'S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE REGISTRANT'S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY", "WILL", "EXPECT", "BELIEVE", "ANTICIPATE", "INTENT", "COULD", "ESTIMATE", "MIGHT", "PLAN", "PREDICT" OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE REGISTRANT'S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO ACQUISITIONS, GOVERNMENTAL REGULATION, MANAGING AND MAINTAINING GROWTH, THE OPERATIONS OF THE COMPANY AND ITS SUBSIDIARIES, VOLATILITY OF STOCK PRICE AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER REGISTRANT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

THESE RISKS AND UNCERTAINTIES AND OTHER FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THOSE SET FORTH UNDER ITEM 1 - RISK FACTORS. GIVEN THESE RISKS AND UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON OUR FORWARD-LOOKING STATEMENTS. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR TO PERSONS ACTING ON OUR BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THESE CAUTIONARY STATEMENTS. EXCEPT AS REQUIRED BY FEDERAL SECURITIES LAWS, WE DO NOT INTEND TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development

      El Capitan Precious Metals, Inc. (hereinafter, the "Company", "we" and "our" refer to El Capitan Precious Metals, Inc.) is a precious minerals company based in Scottsdale, Arizona. We are an exploration stage company that owns interests in several mines located in the southwestern United States. We are principally engaged in the exploration, development and mining of precious metals, iron ores and other minerals. Our primary assets include interests in the El Capitan Mine located near Capitan, New Mexico, the COD Mine located near Kingman, Arizona, and the Weaver Mine located near Congress, Arizona. To date, we have not had any revenue producing operations.

      The Company was previously organized as a Nevada corporation on December 20, 2000 under the name DML Services, Inc. ("DML"). DML was in the catering and food service business, operating under the name "Go Espresso." On March 17, 2003, we sold the assets and the operations of the catering and food service business to Michael Flores and Deborah Flores, our executive officers and directors at that time, in exchange for the redemption of 30,120,000 shares of our common stock, par value $.001 ("Common Stock": hereinafter, all references to shares of "Common Stock" shall include adjustments for the four for one stock split effective November 25, 2002 and the 200% stock dividend effective July 30, 2004, as appropriate) held by Michael Flores and Deborah Flores and $50,000 in cash.

      On March 18, 2003, we acquired all of the issued and outstanding common stock of El Capitan Precious Metals, Inc., a Delaware corporation ("ECPN"), in exchange for the issuance to ECPN's shareholders of 39,000,000 shares of our Common Stock, which constituted approximately 85% of our total shares outstanding immediately following the exchange. ECPN constituted the accounting acquirer in the transaction, and the transaction was recorded as a reverse acquisition. Our Company then changed its name to "El Capitan Precious Metals, Inc." Immediately after the transaction Gold and Minerals Co., Inc., a Nevada corporation ("Gold and Minerals"), which then held 77.5% of ECPN's total outstanding equity, became our controlling shareholder holding 30,225,000 shares of our Common Stock, then constituting 66.1% of our outstanding Common Stock.

      After the transaction with ECPN, our primary asset was a 40% interest in the El Capitan Mine, an inactive iron and related ore mine located in New Mexico, including the assets used to explore and mine the property. The El Capitan Mine contains four patented claims and three unpatented claims on approximately 200 acres in the Capitan Mountains in Lincoln County, New Mexico. The other 60% interest in the El Capitan Mine is held by El Capitan, Ltd. ("ECL"), an Arizona corporation and a wholly-owned subsidiary of Gold and Minerals.

      In August 2003, we acquired from Gold and Minerals certain assets known as the COD Mine located near Kingman, Arizona. The assets we obtained included thirteen mining claims granted by the United States Bureau of Land Management (the "BLM"), a building and personal property. In consideration for the purchase, we issued 3,600,000 shares of our Common Stock to Gold and Minerals, holding a market value at that time of approximately $1,440,000. Because the COD Mine was acquired from our controlling stockholder in exchange for our Common Stock, the transaction was accounted for as a non-monetary exchange and the COD Mine was recorded at no value on our financial statements. Contemporaneously with the purchase of the COD Mine, we entered into a management consulting agreement with Mr. Larry Lozensky, the President of Gold and Minerals, pursuant to which Mr. Lozensky agreed to continue to manage and operate the COD Mine until December 31, 2004 in exchange for a management consulting fee of $20,000 per month and the issuance to Mr. Lozensky of 600,000 shares of our Common Stock. Under the management consulting agreement, we obtained the right to pay the management consulting fee to Mr. Lozensky in the form of our Common Stock.

      In May 2004, we executed a joint venture agreement (the "Joint Venture") with U.S. Canadian Minerals, Inc., a publicly-traded Nevada company ("UCAD"), to explore, operate and utilize the COD Mine, including the recovery of gold and silver from the tailings of the COD Mine. The Joint Venture is to operate under the name "CanEl" and will exist until May 11, 2020, unless earlier terminated by the parties. Pursuant to the Joint Venture, we transferred to UCAD an 80% interest in the thirteen claims constituting the COD Mine in exchange for 720,000 shares of UCAD restricted common stock . On the transaction date, shares of unrestricted common stock of UCAD were trading for $2.85 per share.

      Pursuant to the Joint Venture, we retained the right to operate the COD Mine as it relates to the tailings and settlement pond and agreed to contribute the equipment needed for such operations, which are anticipated to begin in 2005. UCAD has agreed to contribute 90 days operating capital to provide for at least three workers, fuel, necessary equipment, and equipment repair and maintenance. In July 2004, UCAD paid $12,500 toward its obligations. After the 90-day period, the parties are to split the costs and expenses related to the operation of the mine in accordance with their profit participation in the COD Mine. Net profits, if any, from the operations tailings and settlement pond operations will be split equally among the Company and UCAD. UCAD shall retain 100% of any other profit. Contemporaneously with the Joint Venture Agreement with UCAD, we entered into an Agreement for Consulting Services with UCAD, pursuant to which we engaged UCAD for a period of two years to provide us services, to include identifying, studying and evaluating merger, acquisition, joint venture, strategic alliance or other proposals in addition to the implementation of public relations programs for the Company. As consideration for its services, UCAD received warrants to purchase up to 3,000,000 shares of our Common Stock, exercisable for one year at an exercise price of $.14 per share.

      In July 2004, we acquired from Gold and Minerals the Weaver Mine located near Congress, Arizona. Consideration for this purchase was 3,000,000 shares of our Common Stock, which had a market value of $400,000 on the closing date. Because the Weaver Mine was acquired from our controlling stockholder in exchange for our Common Stock, and the controlling shareholder had a basis of zero in the property, the transaction was accounted for as a non-monetary exchange and the Weaver Mine was recorded at no value on our financial statements.

      In July 2004, we signed an agreement with Mr. Bob Langguth regarding the operation of the Rainbow Valley Mine, consisting of claims located on approximately 1,720 acres in Maricopa County, Arizona. Under the terms of this agreement, we are paying Mr. Langguth $2,500 per month beginning in August 2004 for management of the testing, permitting and further development of the Mine. These payments shall continue until the permitting process for the Mine is complete. Upon results of the final assays, permitting and obtaining the necessary right of ways, it is the Company's intention to utilize this site for mining iron ore and as a by-product, sand and gravel. Upon completion of successful testing and permitting of the site, the Company is required to make a final payment of $100,000 to Mr. Langguth. In addition, we have agreed to pay a royalty of $1.00 per ton for each ton of iron ore shipped from the property as well as 3% of the profit before taxes for any sales of minerals from this property.

(b) Business of Issuer

      We are an exploration stage company that owns interests in several mines located in the southwestern United States. We are principally engaged in the exploration, development and mining of precious metals, iron ores and other minerals. At this time, we are not engaged in any revenue-producing operations.

      During the coming fiscal year, the Company intends to divide itself into two operational divisions: the (i) Precious Metals Division and (ii) the Iron Ore/Sand and Gravel Division. Through our Precious Metals Division, we intend to continue the exploration and development of the El Capitan Mine, COD Mine, and Weaver Mine. As noted in more detail in Item 2 - Description of Property, these mines are in various stages of exploration and development. After completing additional testing to determine the existence and concentration of precious metals in these mines, and if the results of such testing are positive, the Company anticipates commencing production of some of these properties in 2005 if it is economically feasible to do so.

      Through the Iron Ore/Sand and Gravel Division, the Company intends to enter into operations in 2005 through any or all of the El Capitan, Rainbow Valley and Little Valley Mines. The El Capitan Mine has been proven to have high iron ore content. We intend to conduct additional testing on this property to determine the concentration of iron ore. We also intend to conduct testing on the Rainbow Valley property in early 2005 to determine the existence and concentration of iron ore on that property. If the results of our testing are positive, and extraction is economically feasible, we intend to extract the iron ore from these properties for sale to steel mills in the United States and overseas. As a by-product of producing iron ore, ore is separated from sand, gravel and other minerals through a magnetic separation process. Should this process result in salable amounts of sand and gravel, we intend to market and sell sand and gravel to the Phoenix, Arizona market.

Price of Precious Metals

      Gold, silver and platinum are each traded as investments on various world markets including London, New York, Zurich and Tokyo and are fixed twice daily in London. The "fix" is the reference price on which a large number of precious metal transactions around the world are based. The price is set by a number of market members matching buy and sell orders from all over the world.

      High, low and average London afternoon fix prices for gold, silver and platinum for the years ended December 31, 2004, 2003, 2002 and 2001 are as follows:

Gold - London Afternoon Fix Prices - US Dollars

           Year ended              High              Low            Average
           ----------              ----              ---            -------
December 31, 2004                 $454.20           $375.00          $409.72
December 31, 2003                  416.25            328.18           363.38
December 31, 2002                  349.30            277.75           309.73
December 31, 2001                  293.25            255.95           271.04
Data Source: Kitco

Silver - London Afternoon Fix Prices - US Dollars

           Year ended              High              Low            Average
           ----------              ----              ---            -------
December 31, 2004                 $8.2900           $5.4950          $6.6711
December 31, 2003                  5.9650            4.3700           4.8758
December 31, 2002                  5.0975            4.2350           4.5995
December 31, 2001                  4.8200            4.0650           4.3702
Data Source: Kitco

Platinum - London Afternoon Fix Prices - US Dollars

           Year ended             High              Low             Average
           ----------             ----              ---             -------
December 31, 2004                 $936.00           $744.00          $845.31
December 30, 2003                  840.00            603.00           691.31
December 31, 2002                  607.00            453.00           539.13
December 31, 2001                  639.50            415.00           529.04
Data Source: Kitco

      Should we be successful in developing and mining any of the mines and recover appreciable amounts of gold or other precious metals, our revenues would be highly dependent upon the price of these precious metals, the market for which can be highly volatile. There is no assurance that should any of the properties be successfully mined, it will generate significant revenue from the sale of any precious metals to provide appreciable revenue to our Company.

Iron Ore

      Iron ore is a mineral substance which, when heated in the presence of a reductant, will yield metallic iron (Fe). Iron ore is the source of primary iron for the world's iron and steel industries, and is essential for the production of steel. Approximately 98% of all iron ore is used in steelmaking. Iron ore is mined in about 50 countries. The seven largest of these producing countries account for about three-quarters of total world production. Australia and Brazil together dominate the world's iron ore exports, each having about one-third of total exports.

      The element iron (Fe) is one of the most abundant on earth, but it does not exist in nature in its useful metallic form. Iron ore is the term applied to a natural iron-bearing mineral in which the content of iron is sufficient to be commercially usable. Metallic iron, from which steel is derived, must be extracted from iron ore. By definition, steel is a combination of iron with a small amount of carbon.

      Thousands of products having various chemical composition, forms, and sizes are made of iron and steel by casting, forging, and rolling processes. Iron and steel comprise about 95 percent of all the tonnage of metal produced annually in the United States and the world. On the average, iron and steel are by far the least expensive of the world's metals. In some applications steel is required because the strength of other metals is not suitable, such as steel framing for large buildings.

Transportation

      In the event it is commercially reasonable for us to extract and sell precious metals, iron ore or sand and gravel, we will incur material costs to transport the goods to any eventual buyers. This will likely include a combination of transportation by truck, railroad and possibly ships. We have been in discussion with various trucking and railroad companies with regard to our potential transportation needs. It is impossible at this time to adequately estimate the costs of transportation.

      Currently, there is a national shortage of rail cars for transporting our products which could affect the ability to market our products in quantities sufficient to meet future contracts. In light of this current shortage, we are considering other viable means of transportation in the event the shortage is continuing at the time we need transportation services.

Competition

      The mining industry has historically been highly competitive. It is dominated by multi-billion dollar, multi-national companies that possess resources exponentially greater than ours. Given our size and financial condition, there is no assurance we can compete with these companies for the mining and sale of our products.

Government Regulation

      Mining and exploration is highly regulated and subject to various constantly changing federal and state laws and regulations governing the protection of the environment. These laws are becoming more and more restrictive, and include without limitation: the Clean Water Act; the Clean Air Act; the Comprehensive Environmental Response, Compensation and Liability Act; the Emergency Planning and Community Right-to-Know Act; the Endangered Species Act; the Federal Land Policy and Management Act; the National Environmental Policy Act; the Resource Conservation and Recovery Act; and related state laws. The environmental protection laws dramatically impact the mining and mineral extraction industries as it pertains to both the use of hazardous materials in the mining and extraction process and from the standpoint of returning the land to a natural look once the mining process is completed. Compliance with federal and state environmental regulations can be expensive and time consuming.

         Compliance with the various government regulations requires us to obtain multiple permits for each mining property, including without limitation the following: "Notice of Intent" to explore, "Plan of Operations" to explore, "Plan of Operations" to mine, "Reclamation Permit", "Air Quality Permit", "Water Quality Permit", "Industrial Artificial Pond Permit", and various health and safety permits. These permits are continually subject to amendment or renewal. Although there is no guarantee that the regulatory agencies will timely approve, if at all, the necessary permits for our current and anticipated operations, we have no reason to believe at this time that we will not obtain the necessary permits in due course. The cost of permits for each property vary, and we are unable at this time to estimate the total cost of such permits.

Employees

      We currently have four employees. Two of these employees also serve as directors of the Company. Our officers and directors devote only such time to our business as is necessary to conduct the operations of the Company. Additionally, the Company uses consultants for the testing and developing of mine claims. Once we enter the operations phase, we anticipate hiring additional employees, and utilizing a combination of employees and consultants as necessary to conduct our mining operations.

Available Information

      We are a Nevada corporation with our principal offices at 14301 North 87th Street, Suite 216, Scottsdale, Arizona 85260. Our telephone number is (480) 607-7093. Our website address is www.elcapitanpmi.com.

ITEM 2. DESCRIPTION OF PROPERTY

El Capitan Property

      The El Capitan property consists of approximately 200 acres of mineral lands bounded by the Lincoln National Forest in Lincoln County, New Mexico. The property is situated in the Capitan Mountains, near the city of Capitan, in southwest New Mexico. The main site can be reached by going north from Capitan on State Road 246 for 5.5 miles, turning right onto an improved private road and proceeding for about .7 miles.

      The Company holds a 40% interest in the El Capitan Mine. The other 60% is owned by El Capitan, Ltd., a wholly-owned subsidiary of our majority shareholder, Gold and Minerals. The Mine consists of four patented and nine BLM lode claims with mineral deposits to a depth of approximately 300 feet. The lode claims known as Mineral Survey Numbers 1440, 1441, 1442 and 1443 were each located in 1902 and patented in 1911. To our knowledge, the Mine was last active in 1987, prior to its acquisition by El Capitan Ltd.

      The following mining equipment is located at the El Capitan Mine site:

      o     40 x 80 foot steel building;
      o     two impact mills;
      o     a screening plant;
      o     loaders;
      o     water tanks;
      o     conveyors;
      o     7,500 pound capacity furnace;
      o     UHF concentration tables;
      o     a fine grading attrition mill;
      o     chemical reactors;
      o     laboratory and fire assay equipment;
      o     150 and 250 kilowatt generators;
      o     a magnetic separator;
      o     a 150 pound furnace;
      o     and other miscellaneous mining supplies and equipment

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

      Reserves have been defined as two separate types: (i) iron ore body which has been shown to contain precious metals and associated mineralization, and
(ii) banded, fractured mineralized limestone and other rock existing between the main iron ore body 250 to 300 ft. below. By using core holes located at strategic points throughout the main ore body and six government churn holes that were completed in the 1940's, we have been able to develop subsurface information and define the ore body.

      There have been no proven commercial precious metals reserves on the El Capitan Mine site. The Company has obtained necessary permits for the Mine, and intends to continue testing the property in 2005. The Company has entered into an agreement with AuRIC Metallurgical Labs of Salt Lake City, Utah ("AuRIC") to further test the El Capitan Mine. AuRIC offers significant metallurgical experience in the platinum group metals, and is currently developing a process to recover gold, platinum, palladium and silver from ores. AuRIC has performed tests on samples from the El Capitan Mine, which have resulted in commercial values of non-magnetic ore. We have also retained the services of Dr. Clyde Smith to work with AuRIC in the testing of the Mine. Dr. Smith is a Consulting Geologist with over 30 years of experience in the mining industry. Dr. Smith received a Ph. D. from the University of Idaho in Moscow, Idaho and an M. Sc. from the University of British Columbia in Vancouver, British Columbia. Dr. Smith also served as Industrial Associate at the School of Earth Sciences at Stanford University for a period of 10 years.

      Based on the samples taken by AuRIC and the analysis of Dr. Smith, the Company intends to complete more extensive testing on the samples. If the results are positive and it is economically feasible, the Company intends to have a 10 ton per day pilot plant in production by August 2005.

COD Mine

      The COD Mine is an underground mine located in the Cerbat mountains in Mohave County, Arizona, approximately 10 miles north, northwest of Kingman, Arizona. The property contains 13 claims granted by the BLM. The rock structures on the property are precambrian granites with oxide ores being prevalent at upper levels of the mine, and sulfide ores being prevalent at the lowest levels of the mine. This property has previously been mined through two underground shafts leading to seven levels, most recently in the mid 1980's. The COD Mine was originally located in 1878.

      We have taken preliminary samples at the COD Mine property. Pursuant to a consulting management consulting agreement, we have retained Mr. Larry Lozensky, the President of Gold and Minerals, to manage and operate the COD Mine in exchange for a management fee of $20,000 per month and the issuance to Mr. Lozensky of 600,000 shares of our Common Stock. The agreement with Mr. Lozensky expired on December 31, 2004. We anticipate entering into a new agreement with Mr. Lozensky to manage and operate the property in the near future at terms to be negotiated by the parties.

      Pursuant to a joint venture agreement with U.S. Canadian Minerals, Inc. ("UCAD") entered into in May 2004, we transferred an 80% interest in the COD Mine to UCAD. Pursuant to the agreement, we plan to operate the Mine to recover gold and silver from the tailings of the COD Mine. As operator of the COD Mine, we will receive 50% of the profits from the gold and silver tailings. We are required to contribute the equipment needed for such operations, which are anticipated to begin in January 2005. We also anticipate entering into a new management consulting agreement with Mr. Lozensky to manage the COD Mine property, as the current management consulting agreement with Mr. Lozensky expired on December 31, 2004. UCAD has agreed to contribute 90 days operating capital to provide for at least three workers, fuel, necessary equipment, and equipment repair and maintenance. After the 90-day period, the parties are to split the costs and expenses related to the operation of the mine in accordance with their profit participation in the COD Mine.

      The following mining equipment is located on the COD Mine property:

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

      We have conducted some exploration at the COD Mine, and intend to conduct further testing in 2005.

Weaver Mine

      The Weaver Mine consists of approximately 40 acres of land located in Maricopa County, Arizona. The property is located approximately 75 miles north of Phoenix, near Congress, Arizona.

      The Weaver Mine was acquired from our majority shareholder, Gold and Minerals. Prior to the acquisition by Gold and Minerals, the Mine was operated by our President, Charles C. Mottley, and a partner of Mr. Mottley. Mr. Mottley and his partner operated the Mine from 1982 to 1984, mining approximately 150,000 tons of iron ore during that period of time. There was free gold recovered with gold nuggets up to an ounce in size. There are approximately 6,000,000 tons of ore at the Weaver Mine.

      We are in the process of completing the permitting on this property. We currently have no equipment at the Weaver Mine, but we intend to acquire and place necessary equipment at the mine during fiscal year 2005 to enter this property into production once the necessary permitting is completed.

Rainbow Valley Mine

      The Rainbow Valley Mine consists of approximately 1,720 acres located in Maricopa county, approximately 30 miles south of Phoenix near Mobile, Arizona.

      In July 2004, we signed an agreement with Mr. Bob Langguth pursuant to which we will operate the Rainbow Valley Mine. Under the terms of the agreement, we are to pay Mr. Langguth $2,500 per month beginning in August 2004 to manage the testing and further development of the Mine. These payments shall continue until the permitting process for the Mine is complete. Upon the completion of successful testing and permitting, we are required to make a final payment of $100,000 to Mr. Langguth. In addition, we have agreed to pay a royalty of $1.00 per ton for each ton of iron ore shipped from the property as well as 3% of the profit before taxes for any sales of minerals from this property.

      We have concluded the permitting requirements for testing the Rainbow Valley Mine. At this time, we have only completed small samples of this property, and intend to conduct more thorough exploration and testing in 2005. Additionally, upon positive final assays, necessary permitting and obtaining the necessary right of ways, we intend to mine iron ore and its by-products, sand and gravel, in early 2005.

      We have hired Steve Balich, who previously worked for Phelps Dodge Mining Company for more than 28 years, including 18 years in the transportation and logistics area, to supervise the transportation and logistic effort for El Capitan. In addition, we entered into a preliminary joint venture agreement with MG East, LLC ("MG East") in December 2004 pursuant to which MG East will act as a contract miner on the property. The agreement with MG East provides for equal participation by the parties in installing a portable screening and crushing plant at the site. In the first or second quarter of 2005, MG East will move equipment to the Rainbow Valley Mine where they will separate the iron ore from the sand and gravel, which is expected to be sold in the Arizona market.

Little Valley Mine

      The Little Valley Mine is located in northwestern Nevada near the town of Lovelock. The Company currently holds a six month option to investigate the Little Valley Mine pursuant to an agreement entered into with Little Valley Company in October 2004. Under the agreement, we will obtain the necessary permits to evaluate the property, and if satisfied with the results, we intend to negotiate a long-term agreement to purchase or lease the property from the Little Valley Company.

Risk Factors

Risks relating to our Common Stock

Trading of our Common Stock is limited.

      Trading of our common stock is conducted on the National Association of Securities Dealers' Over-the-Counter Bulletin Board, or "OTC Bulletin Board." This has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of us. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

Because it is a "penny stock" it can be difficult to sell shares of our Common Stock.

      Our common stock is a "penny stock." Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser's written agreement to the purchase. The penny stock rules may make it difficult for you to sell your shares of our stock. Because of the rules, there is less trading in penny stocks. Also, many brokers choose not to participate in penny stock transactions. Accordingly, you may not always be able to resell our shares of common stock publicly at times and prices that you feel are appropriate.

A significant number of shares of our Common Stock may become available for sale and their sale could depress the price of our Common Stock.

      Future sales of a substantial number of shares of our Common Stock in the public market could adversely affect the market price for our Common Stock and make it more difficult for shareholders to sell our Common Stock at times and prices that they believe are appropriate. As of December 31, 2004, we have issued and outstanding 66,574,953 shares of Common Stock and warrants to purchase up to an aggregate amount of 5,910,000 shares of Common Stock. Additionally, the Company has agreed to issue 1,500,000 shares of Common Stock if the El Capitan Mine is sold prior to March 18, 2005, and to grant an option to purchase up to 6,000,000 shares of Common Stock if such sale of the El Capitan Mine is for $150,000,000 or more. Of our Common Stock issued and outstanding, 15,967,760 shares are free of restrictions and freely transferable, 42,653,623 are transferable subject to trading restrictions under Rule 144 of the Securities Act of 1933, as amended, and 7,953,570 are restricted from transfer for varying time periods under Rule 144 of the Securities Act of 1933.

Risks relating to our financial condition

The volatility of precious metal prices may affect our earnings.

      We anticipate that a significant portion of our future revenues to come from the sale of gold, silver and other precious metals, and as a result, our earnings will be directly affected by the prices of such metals. Demand for precious metals can be influenced by economic conditions, including worldwide production, attractiveness as an investment vehicle, the relative strength of the U.S. dollar and local investment currencies, interest rates, exchange rates, inflation and political stability. The aggregate effect of these factors is not within our control and is impossible to predict with accuracy. The price of precious metals have on occasion been subject to very rapid short-term changes due to speculative activities. Fluctuations in precious metal prices may adversely affect the value of any discoveries made at the sites with which we are involved. If the market prices for these precious metals falls below the mining and development costs we incur to produce such precious metals, we will experience losses and may have to discontinue operations at one or more of our properties.

We currently do not have enough cash to fund operations during the next fiscal year.

      As of September 30, 2004, we had only $22,404 of cash and other current assets on hand. We will be required to raise additional capital in financing transactions in order to satisfy our expected cash expenditures. We expect to raise additional capital by selling shares of our capital stock or by borrowing money. However, such additional capital may not be available to us at acceptable terms or at all. If we sell additional shares of our capital stock, current ownership in our company will be subject to dilution. Further, we may choose to pledge assets of our Company in connection with debt financing, which assets will be subject to forfeiture if the debt is not repaid when due. In the event that we are unable to obtain additional capital, we may be forced to reduce our operating expenditures or to cease development and operations altogether.

As of the end of our fiscal year ending September 30, 2004, we have not had revenue-generating operations.

      Although we anticipate entering into the operations phase for one or more of our properties during the next fiscal year, it is possible that none of our properties will ever produce significant mineral deposits.

Our independent auditors have substantial doubt about our ability to continue as a going concern.

      We have had net losses for each of the years ended September 30, 2004 and September 30, 2003, and we had an accumulated deficit as of September 30, 2004. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we may not generate significant revenues in the foreseeable future, our ability to continue as a going concern may depend, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

Risks relating to our business

Our mineral exploration efforts may be unsuccessful.

      Our ability to produce precious metals depends on the success of our exploration program. Mineral exploration for precious metals is highly speculative, and is often unsuccessful. Even if exploration leads to a valuable deposit, it might take several years to enter into production of the minerals within the deposit. During that time, it might become financially or economically unfeasible to produce the minerals. Additionally, the cost of production of any of our mine interests may prohibit us from our exploration or development of other properties.

We are dependent upon key personnel.

      We are highly dependent upon the abilities and experience of our officers. There can be no assurances that we will be able to retain these individuals in the future, and the loss of one or more of these individuals could have a material effect or our operations. The strong competition within the mining industry makes the recruitment and retention of employees knowledgeable of the mining industry difficult and crucial to success.

We will require additional financing to continue to fund our current exploration projects or acquire interests in other properties.

      Additional financing will be needed in order to fund beyond the initial exploration of our properties. Our means of acquiring investment capital is limited to private equity and debt transactions. Other than the interest earned on our short-term investments or further financing, we have no other source of currently available funds to engage in additional exploration and development, which will be necessary to explore our current property interests or to acquire interests in other mineral exploration projects that may become available. See "--Risks Relating to Our Financial Condition - We currently do not have enough cash to fund operations during the next fiscal year."

The nature of mineral exploration is inherently risky.

      The exploration for and development of mineral deposits involves significant financial risks, which even experience and knowledge may not eliminate regardless of the amount of careful evaluation applied to the process. While the discovery of an ore body may result in substantial rewards, very few properties are ultimately developed into producing mines. Whether a deposit will be commercially viable depends on a number of factors, including: financing costs; proximity to infrastructure; the particular attributes of the deposit, such as its size and grade; and governmental regulations, including regulations relating to prices, taxes, royalties, infrastructure, land use, importing and exporting of gold and environmental protection. The effect of these factors cannot be accurately predicted, and the combination of any of these factors may prevent us from not receiving an adequate return on invested capital.

We are required to obtain government approvals and permits in order to conduct mining operations.

      We are required to seek governmental approvals and permits in order to conduct mining operations. Obtaining the necessary permits is a complex and time-consuming process involving multiple jurisdictions. The duration and success of our efforts to obtain permits are contingent upon many variables outside of our control and may increase costs of or cause delay to our mining endeavors. There can be no assurance that all necessary approvals and permits will be obtained, and if they are obtained, that the costs involved will make it economically unfeasible to continue our exploration, development or production of some or all of our mines.

We face substantial government regulation and environmental risks.

      Our business is subject to extensive federal, state and local laws and regulations governing exploration, development, production, labor standards, occupational health, waste disposal, use of toxic substances, environmental regulations, mine safety and other matters. Additionally, new legislation and regulations may be adopted at any time that affect our business. Compliance with these changing laws and regulations could require increased capital and operating expenditures and could prevent or delay some or all of the Company's future operations.

Mineral exploration is extremely competitive.

      There is a limited supply of desirable mineral properties available for claim staking, lease or other acquisition in the areas where we contemplate participating in exploration activities. We compete with numerous other companies and individuals, including competitors with greater financial, technical and other resources than we possess, in the search for and the acquisition of attractive mineral properties. Our ability to acquire properties in the future will depend not only on our ability to develop our present properties, but also on our ability to select and acquire suitable producing properties or prospects for future mineral exploration. We may not be able to compete successfully with our competitors in acquiring such properties or prospects.

Title to some of our properties may be defective.

      A material portion of our holdings include unpatented mining claims. The validity of unpatented claims are often uncertain and may be contested. In accordance with the mining industry practice, we generally do not obtain title opinions until we decide to develop a property. Accordingly, it is possible that title to some of our undeveloped properties may be defective.

ITEM 3. LEGAL PROCEEDINGS

      Our Company is not a party to any bankruptcy, receivership or other legal proceeding, and to the best of our knowledge, no such proceedings by or against us have been threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      During the fourth quarter of fiscal 2004, we mailed to our stockholders an Information Statement Pursuant to Section 14(c)of the Securities Exchange Act of 1934 notifying them that an amendment to our Articles of Incorporation would be made following approval by Consent of the Board of Directors and by Consent of Shareholders owning a majority of the outstanding shares of Common Stock, as of the record date of March 29, 2004, by means of written consent on June 25, 2004. The amendment was approved by written consent of Gold and Minerals, our majority shareholder, holding approximately 65% of our total shares outstanding at the time.

      Pursuant to the amendment to our Articles of Incorporation, we increased our authorized shares of Common Stock from Fifty Million (50,000,000) to One Hundred Million (100,000,000) and authorized the issuance of Five Million (5,000,000) shares of Preferred Stock, $.001 par value.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED MATTERS

(a) Market Information

      Our common stock is not listed on any exchange; however, market quotes for the Company's common stock (under the symbol "ECPN") may be obtained from the OTC Bulletin Board ("OTCBB"). The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter ("OTC") securities. The following table sets forth, for the indicated fiscal periods, the high and low bid prices (as reported by the OTCBB) for the Company's common stock and all historical quotes are revised for a 4 for 1 stock split effective November 25, 2002 as well as a 200% stock dividend effective July 30, 2004. These quotations represent non-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                                       Bid Price
                                                       ---------
                                              High                   Low
                                              ----                   ---
Fiscal year ended September 30, 2003
Quarter ended December 31, 2002               $0.53                 $0.01
Quarter ended March 31, 2003                  $0.58                 $0.37
Quarter ended June 30, 2003                   $1.06                 $0.42
Quarter ended September 30, 2003              $0.57                 $0.32

Fiscal year ended September 30, 2004
Quarter ended December 31, 2003               $0.40                 $0.26
Quarter ended March 31, 2004                  $0.32                 $0.18
Quarter ended June 30, 2004                   $0.26                 $0.12
Quarter ended September 30, 2004              $0.75                 $0.13

The prices set forth in this table represent quotes between dealers and do not include commissions, mark-ups or mark-downs, and may not represent actual transactions.

(b) Holders

      The number of record holders of our common stock as of December 31, 2004, was approximately 87 based on information received from our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name.

(c) Dividends

      Effective on July 30, 2004, we paid a stock dividend equal to 200% of our outstanding common stock on that date of 20,446,454 shares. We have not paid, nor declared, any cash dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

(d) Equity Compensation Plan Information

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                          Number of securities
                                 Number of securities to be       Weighted-average       remaining available for
                                   issued upon exercise of      price of outstanding      future issuance under
                                    outstanding options,       options, warrants and    equity compensation plan
                                     warrants and rights               rights                (excluding (a))
                                             (a)                         (b)                       (c)
Equity compensation plans
   approved by security
   holders                                   --                          --                        --


Equity compensation plans not
   approved by security                      --                          --                    261,444(1)
   holders
          Total                              --                          --                      261,444

(1) On June 14, 2004, the Company registered on Form S-8 5,400,000 shares of its Common Stock for issuance to certain employees and consultants as compensation for services rendered to the Company. Pursuant to, and subject to, individual agreements with such employees or consultants, the Company may issue shares of its Common Stock to such employees or consultants in lieu of accrued salary or fees, as applicable. In the event of an issuance of Common Stock in lieu of salary or fees, as applicable, the number of shares to be issued to the employee or consultant is to be equal to the amount to be paid in Common Stock divided by a purchase price to be not less than the most recent sale price of the Company's Common Stock. Accordingly, it is not possible to estimate the number of securities to be issued (column a) or the weighted average price of such securities (column b). The amount in column c is the number of securities that remain unissued of those registered pursuant to the Form S-8, but it is not yet determined whether those shares will be issued in the future.

(e) Recent Sales of Securities

      In addition to the sales of unregistered securities that we reported in quarterly reports on Form 10-QSB during fiscal year 2004, we made the following sales of unregistered securities during the quarter ended September 30, 2004.

      For each of the following transactions, we relied upon the exemptions from registration provided by Section 4(6) or 4(2) of the Securities Act and Rule 506 promulgated thereunder based upon (i) the fact that each investor was an accredited or sophisticated investor with experience in investing in securities such that it could evaluate merits and risks related to our securities; (ii) that no general solicitation of the securities was made by us; (iii) the securities issued were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act; and (iv) we placed appropriate restrictive legends on the certificates representing the securities regarding the restricted nature of these securities. The shares were issued as follows:

      On July 7, 2004, the Company issued 571,428 shares of common stock in settlement of $80,000 of executive compensation and consulting fees.

      On July 14, 2004, the Company issued 3,000,000 shares of restricted common stock in consideration for the acquisition of the Weaver mining claims and related buildings and personal property.

      On July 14, 2004, the Company issued 1,343,154 of restricted common stock in settlement of a note payable and accrued interest amounting to $179,087.34.

      On August 18, 2004, the Company issued 285,714 shares of common stock in settlement of $40,000 of executive compensation and consulting fees.

      On September 13, 2004, the Company issued 93,022 shares of restricted common stock in settlement of $40,000 of executive compensation and consulting fees.

      On September 30, 2004, the Company issued 751,518 shares of restricted common stock to three note holders in settlement of notes payable and accrued interest amounting to $263,031.

      On October 19, 2004, the Company entered into an Investment Advisory Agreement with Blake Advisors, LLC ("Blake") for certain financial and investment advisory services. The term of the agreement expires on October 31, 2005. Compensation under the agreement provides for a $50,000 payment upon signing of the agreement, an additional $125,000 over a four month period beginning November 1, 2004 and a monthly fee of $5,000 beginning November 1, 2004 and ending with the last payment due on October 1, 2005. Pursuant to this agreement, we issued a warrant to Blake providing the right to purchase up to 500,000 shares of the Company's common stock at an exercise price of $0.85 per share, and having a five-year term, a cashless-exercise provision and piggyback registration rights.

      On November 4, 2004, the Company entered into an Exclusive Agency Agreement with Asia Finance Company, LLC ("AFC") pursuant to which AFC was engaged to source buyers of iron ore for the Company. As partial consideration for such services, the Company issued 1,536,859 shares of Common Stock to AFC and monetary consideration of $100,000.

      On November 5, 2004, the Company sold to two investors a total of 200,000 shares of common stock for an aggregate price of $50,000.

      On November 5, 2004, the Company closed a private placement of securities to 28 accredited investors in the aggregate amount of $1,055,000 (the "Offering"). The Offering consisted of 2,110,000 Units, each consisting of one share of Common Stock and one warrant to purchase one share of Common Stock at an exercise price of $.75 per share (the "Warrant"). The Warrant is callable under certain circumstances and expires three years from the date of issuance.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      Results of Operations. We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until late in the first or during the second calendar quarter of 2005. Loss from operations decreased from $1,561,669 for the year ended September 30, 2003 to $1,314,320 for the year ended September 30, 2004. Our net loss decrease in 2004 from 2003 was mainly due to a decrease in professional fees approximating $542,000 and a decrease in officer compensation approximating $229,000. These decreases were offset by increases in general and administrative and other expenses approximating $399,000. An increase in legal fees approximating $125,000 were incurred and expensed relative to the Company's pursuing iron ore contracts with various China steel companies and US steel companies.

      Plan of Operation. To address the going concern problem addressed in our financial statements, we will require additional working capital. We will also require additional working capital funds for continuing payments for necessary corporate personnel, related general and administrative expenses and for the implementation of our necessary business strategies.

      We can make no assurance, however, that we will be able to have access to the capital markets in the future, or that the financing will be available on terms acceptable to terms to satisfy our cash requirements. Our inability to access various capital markets or acceptable financing could have a material effect on our results of operations, deployment of our business strategies and severely threaten our ability to operate as a going concern.

      During the next two quarters the Company will concentrate on raising the necessary working capital through equity financing and an acceptable debt facility to insure the Company's ability to implement its business strategies. To the extent that additional capital is raised through the sale of equity or equity related securities, the issuance of such securities could result in dilution of our shareholders.

      We intend to continue to prove up our various mining properties, pursue finalizing iron ore contracts with China steel producers, and finalize the expected development plan to extract the precious metals from the El Capitan property site.

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

ITEM 7. FINANCIAL STATEMENTS

      The financial statements and related information required to be filed are indexed and begin on page F-1 and are incorporated herein.

                        El Capitan Precious Metals, Inc.
                      (An Exploration Stage Mining Company)

                        Consolidated Financial Statements
                               For the Years Ended
                           September 30, 2004 and 2003

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                      (An Exploration Stage Mining Company)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                       Page
                                                                                                                       ----
Reports of Independent Registered Public Accounting Firms...............................................................F-2

Consolidated Balance Sheets - September 30, 2004 and 2003...............................................................F-4

Consolidated Statements of Operations - Years ended September 30, 2004 and 2003 and for the period July 26, 2002 (inception) through September 30, 2004..................................................F-5

Consolidated Statements of Changes in Stockholders' Deficit - period from July 26, 2002
   (inception) through September 30, 2002 and for the years ended September 30, 2003 and 2004...........................F-6

Consolidated Statements of Cash Flows - Years ended September 30, 2004 and 2003 and for the period July 26, 2002 (inception) through September 30, 2004..........................................................F-8

Notes to Consolidated Financial Statements.............................................................................F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
El Capitan Precious Metals Inc.
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheet of El Capitan Precious Metals Inc. and Subsidiary (an exploration stage mining company) as of September 30, 2004 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year ended September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of El Capitan Precious Metals Inc. and Subsidiary as of September 30, 2004, and the results of their operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited the combination in the statements of operations, cash flows, and shareholders' equity (deficit) of the amounts as presented for the year ending September 30, 2004 with the amounts for the corresponding statements for the period from inception (July 26, 2002) through September 30, 2003. In our opinion the amounts have been properly combined from the period from inception (July 26, 2002) through September 30, 2004.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenue producing operations, has incurred substantial losses from operations and is in the exploration stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ HEIN & ASSOCIATES LLP

Phoenix, Arizona
January 14, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
El Capitan Precious Metals Inc.


We have audited the accompanying consolidated balance sheet of El Capitan Precious Metals, Inc. and subsidiary (an Exploration Stage Mining Company) as of September 30, 2003, the related consolidated statements of operations and cash flows for the year then ended, and the consolidated statements of changes in stockholders' deficit for the year ended September 30, 2003, and for the period from July 26, 2002 (inception) through September 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of El Capitan Precious Metals, Inc. and subsidiary as of September 30, 2003, and the results of their operations and their cash flows for the year then ended and for the period from July 26, 2002 (inception) through September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a net loss of $1,561,669 for the year ended September 30, 2003, and a deficit accumulated during the exploration stage of $1,583,246 for the period from July 26, 2002 (inception) through September 30, 2003. The Company also has a limited history and no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
February 3, 2004

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                      (An Exploration Stage Mining Company)

                           Consolidated Balance Sheets

                                                                    September 30,
                     ASSETS                                      2004           2003
                                                              -----------    -----------
Current Assets:
      Cash                                                    $    22,404    $        75

Investment in Mining Properties                                   100,008         86,008

Other Assets:
      Note receivable net of allowance for doubtful account
         of $12,500                                                    --             --
      Investment in common stock of USCA.PK                            --             --
                                                              -----------    -----------
                                                              $   122,412    $    86,083
                                                              ===========    ===========

                LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
      Accounts payable                                        $   192,354    $    24,070
      Accrued liabilities                                          50,702         33,134
      Accrued liabilities, related parties                             --         70,500
      Interest payable, related parties                             1,652          9,771
      Interest payable, other                                      15,971         17,197
      Notes payable, related parties                               42,577        168,000
      Notes payable, other                                        178,426        340,126
                                                              -----------    -----------
            Total Current Liabilities                             481,682        662,798
                                                              -----------    -----------

Commitments, Contingencies and Subsequent Events
    (Notes 5, 6 and 10)

Stockholders' Deficit:
      Preferred stock, $0.001 par value;  5,000,000 shares
         authorized; none issued and outstanding                       --             --
      Common stock, $0.001 par value; 100,000,000 shares
         authorized; 62,669,616 and 52,109,280 issued and
         outstanding , respectively                                62,670         52,110
      Common stock subscribed                                      50,000             --
      Additional paid-in capital                                2,425,626        954,421
      Deficit accumulated during the exploration stage         (2,897,566)    (1,583,246)
                                                              -----------    -----------
            Total Stockholders' Deficit                          (359,270)      (576,715)
                                                              -----------    -----------
                                                              $   122,412    $    86,083
                                                              ===========    ===========

                 See notes to consolidated financial statements.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                      (An Exploration Stage Mining Company)

                      Consolidated Statements of Operations

                                                                                               Period From
                                                                                              July 26, 2002
                                                                                               (Inception)
                                                                                                 Through
                                                                Year Ended September 30,      September 30,
                                                                  2004            2003            2004
                                                              ------------    ------------    ------------
General and Administrative Expenses:
      Professional fees                                       $   (360,288)   $   (902,609)   $ (1,262,897)
      Officer compensation expense                                (281,000)       (510,034)       (791,034)
      Management fees, related parties                            (240,000)        (34,500)       (284,500)
      Legal and accounting fees                                   (188,399)        (53,621)       (253,382)
      Mine expenses                                                (15,631)             --         (15,631)
      Other                                                        (46,800)        (16,524)        (63,324)
                                                              ------------    ------------    ------------
                                                                (1,132,118)     (1,517,288)     (2,670,768)
                                                              ------------    ------------    ------------

Other (Expense):
      Interest expense:
                    Related parties (Note 3)                       (12,623)        (14,643)        (27,481)
                    Other                                          (38,329)        (29,738)        (68,067)
      Expenses associated with debt issuance and conversion       (131,250)             --        (131,250)
                                                              ------------    ------------    ------------
                                                                  (182,202)        (44,381)       (226,798)
                                                              ------------    ------------    ------------
Net Loss                                                      $ (1,314,320)   $ (1,561,669)   $ (2,897,566)
                                                              ============    ============    ============

Basic and diluted net loss per common
      share                                                   $      (0.02)   $      (0.04)   $      (0.06)
                                                              ============    ============    ============
Weighted average number of common
      shares outstanding                                        54,707,858      40,718,972      47,064,644
                                                              ============    ============    ============

                 See notes to consolidated financial statements.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                      (An Exploration Stage Mining Company)

                Consolidated Statements of Stockholders' Deficit
              From July 26, 2002 (Inception) to September 30, 2004

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                       Additional     During The
                                                  Common Stock            Stock         Paid-In      Exploration
                                              Shares        Amount    Subscriptions     Capital         Stage          Total
                                           -----------   -----------   -----------    -----------    -----------    -----------
Initial issuance of common stock in
  September 2002, $0.00 per share            3,315,000   $     3,315   $        --    $    (3,306)   $        --    $         9

Net loss, period ended                              --            --            --             --        (21,577)       (21,577)
                                           -----------   -----------   -----------    -----------    -----------    -----------

Balances at September 30, 2002               3,315,000         3,315            --         (3,306)       (21,577)       (21,568)

Issuance of common stock to Gold and
  Minerals Company, Inc. in connection
  with purchase of interest in assets of
  El Capitan, Ltd. in November 2002,
  $0.00 per share                           30,225,000        30,225            --        (30,217)            --              8

Issuance of common stock for cash
  in November 2002, $0.00 per share          5,460,000         5,460            --         (5,446)            --             14
                                           -----------   -----------   -----------    -----------    -----------    -----------

                                            39,000,000        39,000            --        (38,969)       (21,577)       (21,546)
Acquisition of DML Services, Inc.
  on March 17, 2003                          6,720,000         6,720            --        (56,720)            --        (50,000)

Common stock issued in connection
  with notes payable in March 2003,
  $0.03 per share                              525,000           525            --         16,975             --         17,500

Common stock and warrants issued
  for services in March 2003, $1.26
  per share                                    150,000           150            --        188,850             --        189,000

Common stock issued under executive
  compensation agreement in March
  2003, $0.45 per share                      1,057,140         1,057            --        478,943             --        480,000

Issuance of common stock to Gold and
  Minerals Company, Inc. in connection
  with purchase of COD Mine in
  August 2003, $0.00 per share
                                             3,600,000         3,600            --         (3,600)            --             --

Common stock issued under
  management agreement in August
  2003, $0.35 per share                      1,057,140         1,058            --        368,942             --        370,000


Net loss, year ended September 30,
  2003                                              --            --            --             --     (1,561,669)    (1,561,669)
                                           -----------   -----------   -----------    -----------    -----------    -----------

Balances at September 30, 2003              52,109,280   $    52,110   $        --    $   954,421    $(1,583,246)   $  (576,715)

                 See notes to consolidated financial statements.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                      (An Exploration Stage Mining Company)

                Consolidated Statements of Stockholders' Deficit
              From July 26, 2002 (Inception) to September 30, 2004

                                                                                                             Deficit
                                                                                                           Accumulated
                                                                                             Additional     During The
                                                       Common Stock             Stock         Paid-In      Exploration
                                                   Shares        Amount     Subscriptions     Capital         Stage         Total
                                                -----------    ----------   -------------   -----------   -------------  -----------
Cost associated with warrants issued                     --            --            --       108,000             --        108,000

Common stock issued under executive
  compensation agreement in May 2004,
  $0.13 per share                                 1,350,000         1,350            --       178,650             --        180,000

Common stock issued under management
  agreement in May 2004, $0.13 per share          1,350,000         1,350            --       178,650             --        180,000

Common stock issued for services in June
  2004, $0.20 per share                             836,760           837            --       163,728             --        164,565

Common stock issued in connection with
  notes payable in June 2004, $0.25 per share       225,000           225            --        56,025             --         56,250

Common stock issued under executive
  compensation agreement in July 2004
  $0.14 per share                                   285,714           286            --        39,714             --         40,000

Common stock issued under management
  agreement in July 2004, $0.14 per share           285,714           285            --        39,715             --         40,000

Common stock issued for acquisition of
  Weaver mining interest in July 2004,
  $0.00 per share                                 3,000,000         3,000            --        (3,000)            --             --

Common stock issued for services in July
  2004, $0.15 per share                             703,740           704            --       105,128             --        105,832

Common stock issued for retirement of a note
  payable and accrued interest in July 2004,
  $0.13 per share                                 1,343,154         1,343            --       177,744             --        179,087

Common stock issued under executive
  compensation agreement in August 2004
  $0.14 per share                                   142,857           143            --        19,857             --         20,000

Common stock issued under management
  agreement in August 2004, $0.14 per share         142,857           143            --        19,857             --         20,000

Common stock issued for services in August
  2004, $0.20 per share                              50,000            50            --         9,950             --         10,000

Common stock issued under executive
  compensation agreement in September 2004,
  $0.43 per share                                    46,511            46            --        19,954             --         20,000

Common stock issued under management
  agreement in September 2004, $0.43 per
  share                                              46,511            47            --        19,953             --         20,000

Common stock issued for retirement of notes
  payable and accrued interest in September
  2004, $0.35 per share                             751,518           751            --       262,280             --        263,031

Beneficial Conversion of Notes payable                   --            --            --        75,000             --         75,000

Stock subscriptions                                      --            --        50,000            --             --         50,000

Net loss, year ended September 30, 2004                  --            --            --            --     (1,314,320)    (1,314,320)
                                                -----------   -----------   -----------   -----------    -----------    -----------

Balances at September 30, 2004                   62,669,616   $    62,670   $    50,000   $ 2,425,626    $(2,897,566)   $  (359,270)
                                                ===========   ===========   ===========   ===========    ===========    ===========

                 See notes to consolidated financial statements.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                      (An Exploration Stage Mining Company)

                      Consolidated Statements of Cash Flows

                                                                                        Period From
                                                                                       July 26, 2002
                                                                                        (Inception)
                                                                                          Through
                                                           Year Ended September 30,    September 30,
                                                              2004           2003          2004
                                                          -----------    -----------    -----------
Cash Flows From Operating Activities:
      Net loss                                            $(1,314,320)   $(1,561,669)   $(2,897,566)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
      Expenses associated with common stock and
        warrants                                              964,647      1,039,000      2,003,647
      Beneficial conversion of notes payable                   75,000             --         75,000
      Amortization of discount on notes payable                    --         17,500         17,500
      Provision for uncollectible related party note
        receivable                                                 --         12,500         12,500
      Changes in operating assets and liabilities:
          Increase in accounts payable                        168,284         14,112        192,354
          Increase in accrued liabilities                      17,568         33,134         50,702
          (Decrease) increase in accrued liabilities,
            related parties                                   (70,500)        60,285             --
          Increase in interest payable, related parties        12,968          9,771         22,739
          Increase in interest payable, other                  36,805         17,197         54,002
                                                          -----------    -----------    -----------
              Net Cash Used in Operating Activities          (109,548)      (358,170)      (469,122)
                                                          -----------    -----------    -----------

Cash Flows From Investing Activities:
      Purchase of mine interest                               (14,000)       (68,500)      (100,000)
      Issuance of notes receivable                                 --        (12,500)       (12,500)
      Cash paid in connection with acquisition of
        DLM Services, Inc.                                         --        (50,000)       (50,000)
                                                          -----------    -----------    -----------
          Net Cash used in Investing Activities               (14,000)      (131,000)      (162,500)
                                                          -----------    -----------    -----------

Cash Flows From Financing Activities:
      Proceeds from the sale of common stock                       --             14             23
      Proceeds from notes payable, related parties             47,400         52,500        219,900
      Proceeds of notes payable, other                         63,300        359,000        422,300
      Stock subscription received                              50,000             --         50,000
      Repayment of notes payable, related parties             (14,823)        (4,500)       (19,323)
      Repayment of notes payable, other                            --        (18,874)       (18,874)
                                                          -----------    -----------    -----------
          Net Cash Provided by Financing Activities           145,877        388,140        654,026
                                                          -----------    -----------    -----------

Increase (Decrease) in Cash                                    22,329       (101,030)        22,404

Cash, Beginning of Period                                          75        101,105             --
                                                          -----------    -----------    -----------

Cash, Ending of Period                                    $    22,404    $        75    $    22,404
                                                          ===========    ===========    ===========

                 See notes to consolidated financial statements.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                      (An Exploration Stage Mining Company)

                      Consolidated Statements of Cash Flows

                                                                                   Period From
                                                                                  July 26, 2002
                                                                                   (Inception)
                                                                                     Through
                                                         Year Ended September 30,  September 30,
                                                            2004         2003         2004
                                                         ----------   ----------   ----------
SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for interest                            $    1,177   $       --   $    1,177
                                                         ==========   ==========   ==========

       Cash paid for income taxes                        $       --   $       --   $       --
                                                         ==========   ==========   ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:

       Issuance of common stock to Gold and Minerals
         Company, Inc. in connection with the purchase
         of interest in assets of El Capitan, Ltd.       $       --   $        8   $        8
                                                         ==========   ==========   ==========

       Issuance of common stock to Gold and Minerals
         Company, Inc. in connection with the purchase
         of the COD Mine (Note 1)                        $       --   $    3,600   $    3,600
                                                         ==========   ==========   ==========

       Issuance of common stock to Gold and Minerals
         Company, Inc. in connection with the purchase
         of the Weaver mineral property                  $    3,000   $       --   $    3,000
                                                         ==========   ==========   ==========

       Costs associated with warrants issued             $  108,000   $       --   $  108,000
                                                         ==========   ==========   ==========

       Stock based compensation                          $  800,397   $1,039,000   $1,839,397
                                                         ==========   ==========   ==========

       Issuance of common stock for financing costs      $   56,250   $       --   $   56,250
                                                         ==========   ==========   ==========

       Conversion of notes payable and accrued
         interest for the issuance of common stock       $  442,118   $       --   $  442,118
                                                         ==========   ==========   ==========

                 See notes to consolidated financial statements.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                      (An Exploration Stage Mining Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2004 AND 2003

1.    BUSINESS, OPERATIONS, ORGANIZATION, LIQUIDITY AND BASIS OF PRESENTATION

      Business and Operations - On July 26, 2002, El Capitan Precious Metals, Inc. was incorporated as a Delaware corporation to engage in the business of acquiring mining properties containing precious metals, principally gold, silver, and platinum. The Company has a wholly owned Subsidiary. The results of El Capitan and its subsidiary ("El Capitan" or the "Company") are presented on a consolidated basis.

      The Company is in the exploration stage and since inception, has completed certain acquisitions and transactions (Note 2), but has not had any revenue producing operations.

      Organization - The Company was previously organized as DML Services, Inc. ("DML"), a Nevada corporation, formed in 2000. On March 17, 2003, DML sold the assets and operations of its catering and food-service business to the executive officers and directors of DML in exchange for the return of 30,120,000 shares of DML and cash of $50,000, paid by El Capitan. On March 18, 2003, DML acquired all of the issued and outstanding common stock of El Capitan in exchange for 39,000,000 shares of DML's common stock issued to the El Capitan stockholders, which represented 85% of the Company's total shares outstanding immediately following the exchange. As a result of a four share for one stock split completed by DML on November 25, 2002, and the retirement of 30,120,000 post-reverse-split shares which took place immediately prior to closing the transaction, the stockholders of DML hold 6,720,000 shares of the Company's common stock, which represents 15% of the total outstanding shares of common stock of the Company immediately following the exchange.

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

      Basis of Presentation and Going Concern - The accompanying financial statements have been prepared assuming the Company will continues a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is an exploration stage mining company and since its inception has had no mining revenues and has incurred recurring losses aggregating $2,897,566 accumulated during the exploration stage (A net loss of $1,561,669 for the year ended September 30, 2003, and a deficit accumulated during the explorations stage of $1,583,246 for the period from July 26, 2002 (inception) through September 30, 2003). In addition, the Company does not have a revolving credit facility with any financial institution. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital, negotiating adequate financing arrangements and on achieving sufficiently profitable operations. financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                      (An Exploration Stage Mining Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2004 AND 2003

      The Company believes its cash requirements over the next twelve months can be funded through a combination of financing activities completed and projected subsequent to year end and prior to cash flow generated through operations. The Company has completed a private placement during the quarter ended December 31, 2004 (Note 10). The Company is anticipating structuring a long-term debt instrument which will be collateralized with certain assets of the Company. The Company is continually evaluating business opportunities such as joint venture processing agreements with the objective of creating cash flow to sustain the corporation and provide a source of funds for growth. While the Company believes it will be able to finance its continuing activities, there are no assurances of success in this regard or in the Company's ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If management's plans are not successful, operations and liquidity may be adversely impacted.

      Given the Company's limiting operating history, lack of revenue, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern.

2.    ACQUISITIONS AND DIVESTITURES

      Acquisition of El Capitan Mine from Gold and Minerals Company, Inc. - In October 2003, the Company completed the acquisition of a 40% interest in certain assets of El Capitan, Ltd. ("ECL"), an Arizona corporation, a wholly-owned subsidiary of Gold and Minerals Company, Inc. ("Minerals"), a Nevada corporation. Minerals is involved in the exploration, development, and testing of mining properties. Consideration for the acquisition consisted of the issuance of 30,225,000 shares of the Company's common stock to Minerals (which occurred in November 2002, and which constituted a 77.5% equity ownership in the Company prior to the reverse acquisition) and $100,000 cash, of which $86,000 was paid through September 30, 2003, and $14,000 was paid in October 2003.

      The assets of ECL primarily consist of the El Capitan mine (the "Mine"), an inactive iron and related ore mine located in New Mexico. The Mine contains four patented claims and three unpatented claims on approximately 200 acres in the Capitan Mountains in Lincoln County, New Mexico. The Mine has no proven reserves. The Company did not assume any liabilities or obligations of ECL.

      Purchase of Mining Claims from Minerals - In August 2003, the Company acquired from Minerals certain mining claims granted by the United States Bureau of Land Management, buildings and personal property known as the COD Mine located near Kingman, Arizona. The COD Mine is an inactive underground mine consisting of thirteen mining claims as well as various outbuildings and other associated personal property Consideration for this purchase consisted of 3,600,000 shares of the Company's common stock. Because the COD Mine was acquired from the Company's controlling stockholder in exchange for shares of the Company's common stock, the transaction was accounted for as a non-monetary exchange and was recorded at no value in the consolidated financial statements.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                      (An Exploration Stage Mining Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2004 AND 2003

      Sale of 80% of Mining Claims and Joint Venture - In May 2004, the Company executed a joint venture agreement (the "Joint Venture") with U.S. Canadian Minerals, Inc. ("USCA.PK"), a publicly-traded Nevada company, to explore, operate and utilize the COD Mine, including the recovery of gold and silver from the tailings of the COD Mine. The Joint Venture is to operate under the name "CanEl" until May 2020, unless terminated earlier pursuant to the terms of the Joint Venture. Under terms of the Joint Venture Agreement, the Company was required to transfer to USCA.PK an 80% interest in the COD mine in exchange for 720,000 shares of USCA.PK common stock. On the date of the transaction, shares of unrestricted freely trading USCA.PK common stock traded at $2.85 per share.

      The USCA.PK common stock is restricted with respect to sale until at least May 2005. USCA.PK's common stock is currently traded on the Pink Sheets, its most recent SEC filings have not been reviewed by an registered accounting firm, and it faced a SEC imposed temporary trading suspension in October of 2004 (which has since expired). The Company also has continuing involvement (as discussed below) related to the COD Mine. Based on these factors, no gain on the sale was recorded and the Company has not ascribed any value to the common stock received.

      When the USCA.PK restriction period ends, and when the Company's assessment of the common stock allows for classification of the securities as marketable securities, it intends to classify the investment as an available for sale under Statement of Financial Accounting Standard (SFAS) No 115, Accounting for Certain Investments in Debt and Equity Securities. The Company will not record any value associated with the common stock until such time, unless it liquidates its investment earlier.

      The Joint Venture provides that the Company is to operate the COD Mine as it relates to the tailings and settlement pond and contribute the equipment needed for such operations which have not yet begun. USCA.PK has agreed to contribute 90 days operating capital to provide for at least three workers, fuel, necessary equipment agreed upon by the parties, and equipment repair and maintenance and paid $12,500 in July 2004. Net profits, if any, from the operations tailings and settlement pond operations will be split equally among the Company and USCA.PK.

      In addition to the Joint Venture, the Company also retained USCA.PK as a consultant for a period of two years to provide services pertaining to, among other things, identifying, studying and evaluating merger, acquisition, joint venture, strategic alliance and other proposals as well as implementation of financial public relations programs for the Company. In exchange for its services, USCA.PK was issued a one year warrant to acquire up to 3,000,000 shares of El Capitan common stock exercisable at $0.14 per share. The total compensation cost related to the warrants was valued at $108,000 utilizing the Black Scholes option pricing method, the entire amount was expensed during the year ended September 30, 2004.

      Acquisition of Weaver Mining Claims - In July 2004 the Company purchased the Weaver mining claims from its controlling stockholder, Gold & Minerals, Inc., for the consideration of 3,000,000 shares of the Company's common stock. This acquisition consists of mining claims granted by the United States Bureau of Land Management, buildings and personal property and located near Wickenburg, Arizona. Although the Company believes the fair value of the common stock

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                      (An Exploration Stage Mining Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2004 AND 2003

      approximates the fair value of the mining claims received, because the Weaver claims were acquired from the Company's controlling stockholder in exchange for shares of the Company's common stock, the transaction was accounted for as a non-monetary exchange and was recorded at a zero basis in the consolidated financial statements, as that was the basis of Gold and Minerals, Inc.

      Purchase Agreement for Rainbow Valley Mining Property - In July 2004 the Company signed an agreement with an individual for the acquisition of approximately 1,720 acres located in Maricopa County, Arizona. The property is currently in the permitting stage and the property will be drilled and assayed in early 2005 to determine the iron ore content of the mining site. Upon results of the final assays, permitting and obtaining the necessary right of ways, it is the Company's intent to utilize this site for mining iron ore and as a by-product, sand and gravel.

      Under the terms of the agreement, The seller is to be paid $2,500 monthly for managing the testing, further developing of the property and necessary permitting. Upon completion of the successful testing and permitting of the site, the Company shall pay the seller $100,000. Additional consideration to be paid to the seller under the agreement consist of a royalty of $1.00 a ton and 3% of the before tax profit on any minerals shipped from the property.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principals of Consolidation - The consolidated financial statements include the accounts of El Capitan Precious Metals, Inc. and its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

      Cash and Cash Equivalents - The Company considers those short-term, highly liquid investments with maturities of three months or less as cash and cash equivalents.

      Management Estimates and Assumptions - The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from these estimates.

      Fair Value of Financial Instruments - The fair values of the company's financial instruments include cash, investments, accounts payable, accrued expenses and notes payable approximate their carrying amounts because of the short maturities of these instruments or because of restrictions.

      Comprehensive Income (Loss) - Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, establishes requirements for disclosure of comprehensive income and its components, which include, among other items, unrealized gains or losses from marketable securities and foreign currency translation adjustments that previously were only reported as a component of stockholders' equity. The Company did not have any components of comprehensive income (loss) during the periods presented.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                      (An Exploration Stage Mining Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2004 AND 2003

      Net Income (Loss) Per Share - SFAS No. 128, Earnings per Share, requires dual presentation of basic and diluted earnings or loss per share ("EPS") with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (3,300,000 shares at September 30, 2004; 300,000 shares at September 30, 2003) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. These dilutive securities are not considered in the calculation, as the impact of the potential shares would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

      Earnings and loss per share of common stock is computed based on the average number of common shares outstanding during the period. The historical loss per share of El Capitan prior to the merger has been retroactively restated to reflect the new capital structure.

      Stock-Based Compensation - SFAS No. 123, Accounting for Stock-Based Compensation, defines a fair-value based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and guidance provided in SFAS Interpretation ("FIN") No. 44, Accounting for Certain Transactions Involving Stock Compensation. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

      No stock options were issued in 2003 or 2004, accordingly the Company's pro forma net loss is equal to its actual net loss.

      Impairment of Long-Lived Assets - Management assesses the carrying value of long-lived assets for impairment when circumstances indicate such amounts may not be recoverable from future operations. Generally, assets to be held and used are considered impaired if the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. At September 30, 2004 and 2003, long-lived assets were recorded at no value in the consolidated financial statements.

      Mineral Property Costs - Mineral property exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has capitalized $100,008 of mineral property acquisition costs.

      Income Taxes - The Company computes deferred income taxes under the asset and liability method prescribed by the Statement of Financial Accounting Standards No. 109. Under this method, deferred tax assets and liabilities are recognized for temporary differences between the financial statement amounts and the tax basis of certain assets and liabilities by applying statutory rates in effect when the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                      (An Exploration Stage Mining Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2004 AND 2003

      New Accounting Pronouncements - In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share Based Payment" ("SFAS 123R"), which is a revision to SFAS 123 and supersedes APB 25 and SFAS 148. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.

      SFAS 123R applies to all awards granted after the required effective date (the beginning of the first interim or annual reporting period that begins after June 15, 2005) and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under Statement 123 will apply this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for prior periods adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123. As a result, beginning in our fiscal third quarter for 2005, we will adopt SFAS 123R and begin reflecting the stock option expense determined under fair value based methods in our income statement rather than a pro forma disclosure in the notes to the financial statements. We expect the effect of adopting SFAS 123R to be similar to the effect presented in our pro forma disclosure related to SFAS 123.

4.    INVESTMENTS IN USCA.PK

      At September 30, 2004 the Company owns 720,000 restricted shares of U. S. Canadian Minerals common stock. The market value per an unrestricted share at closing on September 30, 2004 was $4.75 based on the last published sales price. These shares contain restrictions on their sale until May 2005. As discussed in Note 2, the initial carrying value of this investment is recorded at no value in the consolidated financial statements.

5.    RELATED PARTY TRANSACTIONS

      Notes Receivable - In March 2003, the Company advanced $12,500 to an affiliate in which an officer of the Company is also an officer of the affiliate, in exchange for two unsecured, 8% promissory notes, which are due on demand. At September 30, 2003 and 2004, the Company has recorded a valuation allowance of $12,500 against this receivable due to uncertainty as to the ultimate collectibility of these promissory notes.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                      (An Exploration Stage Mining Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2004 AND 2003

      Notes Payable - At September 30, 2004, the Company has $34,000 of unsecured notes payable with two related parties. The notes bear interest at 8% and 10% per annum. At September 30, 2003, the Company had $158,000 in notes payable to a related party. The notes bear interest at 8% per annum. The Company also had one unsecured 8% per annum note payable to the president and sole director of the Company at September 30, 2004 and 2003. The note payable to the president of the Company totaled $8,577 and $10,000, respectively. All the notes are due on demand.

      In July 2003, the Company received $1,000 from its corporate secretary in exchange for an unsecured promissory note bearing interest at 8% per annum. This note was repaid in July 2003.

      Employment Agreement -In March 2003, the Company executed a two-year employment agreement under which the Company issued 600,000 shares of common stock to its president and sole director as incentive compensation. The Company also agreed to a salary of $20,000 per month, effective January 1, 2003, which, at the option of the president, may be satisfied in shares of the Company's common stock. At September 30, 2004, the Company has issued 2,282,222 shares of common stock in payment of $420,000 of his salary. The 600,000 shares of common stock granted to the president were valued at $320,000, which was recorded as general and administrative expense in March 2003.

      Terms of the employment agreement also require the Company to issue 1,500,000 shares of common stock to the president should the Company sell the El Capitan mine during the term of the employment agreement. Should the Company sell the Mine for a price in excess of $150 million, the Company is to grant the president a five-year option to purchase 6 million shares of the Company's common stock at an exercise price of $1.00 per share.

      Management Fees - The Company has agreed to pay management fees to a stockholder ($5,000 per month beginning August 1, 2002), and its corporate secretary ($1,000 per month beginning October 1, 2002, increased to $3,500 per month beginning January 1, 2003 and reduced to $2,500 a month in September 2004). The agreements are on a month-to-month basis. The Company paid or accrued management fees pursuant to these agreements of $171,000 and $72,000 during the years ended September 30, 2004 and 2003, respectively, and $275,000 during the period from July 26, 2002 (inception) through September 30, 2004. In June 2004, $68,100 representing the accrued management fees payable to the stockholder where converted to 346,260 shares of common stock of the Company. In July 2004 the shareholder and corporate secretary converted $105,832 of accrued management fees to 703,740 shares of common stock of the Company. Accrued management fees at September 30, 2004 and 2003 are $40,668 and $53,600, respectively. In August 2004 the corporate secretary converted accrued fees of $10,000 to 50,000 shares of the Company's common stock. All conversion prices were equal to the closing price of the Company's common stock on the date of conversion.

      The management fees to the stockholder terminated as of September 30, 2004. The Company will continue to pay management fees to the corporate secretary, who resigned as corporate secretary as of July 1, 2004, through December 31, 2004 for consulting activities.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                      (An Exploration Stage Mining Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2004 AND 2003

      Consulting Agreements -The Company has entered into a consulting agreement with an officer of Gold and Minerals, Inc. pursuant to which the Company issued 600,000 shares of common stock to the consultant and agreed to pay a fee of $20,000 per month, which may be paid in shares of the Company's common stock at the Company's option. Through September 30, 2004, the Company has issued 2,282,222 shares in payment of $420,000 of the earned fees. In addition, if the El Capitan mine is sold for $150 million or more before December 31, 2004, than the Company is obligated to grant a five year option to the consultant to purchase 6,000,000 shares of the Company's common stock at $1.00 per share and issue 1,500,000 shares of free trading Company common stock.

6.    NOTES PAYABLE OTHER

      At September 30, 2004, the Company had 8% and 12% unsecured notes payable to four stockholders of the Company amounting to $153,426 and $25,000, respectively, all of which are due on demand. At September 30, 2003, the Company had 8% unsecured notes payable to five stockholders of the Company amounting to $340,126, all of which are due on demand.

7.    CONSULTING AGREEMENTS

      In June 2004, the Company entered into a one year consulting agreement with an unaffiliated third party in which the Company is to receive corporate planning and development services in exchange for 360,000 shares of the Company's common stock valued at $70,800 (the market price of the common stock at the date of issuance). Although the agreement was for a one year period, the entire amount was expensed during the year ended September 30, 2004 as this was the period the majority of the services were rendered.

      In June 2004, the Company entered into a consulting agreement in which the Company received corporate consulting related to business strategy and development services in exchange for 115,500 shares of the Company's common stock valued at $22,715 (the market price of the common stock at the date of issuance), which was expensed during the quarter ended June 30, 2004.

      In June 2004, the Company agreed to issue 15,000 shares of its common stock valued at $2,950 (the market value of the common stock at the date of issuance) to a consultant in payment for developing and maintaining the Company's website, which was expensed during the quarter ended June 30, 2004.

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

      In March 2003, the Company entered into a business consulting and financial advisory agreement. In exchange for services performed under this agreement, the Company issued 150,000 shares of

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                      (An Exploration Stage Mining Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2004 AND 2003

      common stock valued at $80,000 ($.53 per share; the market value of the Company's common stock on the date of issuance) and warrants to purchase 300,000 shares of common stock valued at $109,000 utilizing the Black-Scholes option pricing model (Note 9).

      See Note5 for a description of the consulting agreement with a related party.

8.    INCOME TAXES

      The Company has incurred no current income taxes during the period from July 26, 2002 (inception) through September 30, 2004. At September 30, 2004 the Company has operating loss carryforwards approximating $2,900,000 to reduce future taxable income, if any, and expires ay various dates in 2022 through 2024. The calculated tax benefit at September 30, 2004 and 2003 is based on a Federal statutory income tax rate of 34%. The difference between the expected tax benefit and non-recognition of a tax benefit during the periods is the result of a valuation allowance applied to the net deferred tax asset, which primarily consists of the Company's net operating loss carryforwards. A valuation allowance has been provided to reduce the net deferred tax asset, as realization of the asset is not assured.

                                                      Year Ended September 30,
                                                       2004              2003
                                                    ---------         ---------
          Computed expected tax benefit             $ 985,000         $ 538,000
          Valuation allowance                        (985,000)         (538,000)
                                                    ---------         ---------
          Net deferred tax asset                    $      --         $      --
                                                    =========         =========

9.    STOCKHOLDERS' DEFICIT

      Changes to the Company's Capital Structure and Dividend - In April 2004, the Company's board of directors authorized an increase in the number of shares authorized for issuance by the Company from 50,000,000 to 100,000,000. The change was approved by the Company majority shareholder. In conjunction with the increase in authorized shares, the board of directors authorized, and on July 23, 2004 declared, a 200% stock dividend for stockholders of record as of July 30, 2004. Accordingly, the Company issued 40,982,908 shares of its common stock to stockholders of record on July 30, 2004 resulting in total shares outstanding on that date of 61,474,362. The Company accounted for the stock dividend as a stock split effected in the form of a dividend. All shares presented in prior periods have been restated to reflect the stock dividend.

      In addition, the board of directors authorized the addition of 5,000,000 shares of preferred stock, $.001 par value, which may be issued by the Company pursuant to the voting powers, designation, liquidation or dividend preference, and relative participating, option or other special rights, and the qualifications, limitations or restrictions of the shares as may be so established for any series issued by the board of directors. This change was also approved by the Company's majority shareholder. No shares of preferred stock have been issued to date.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                      (An Exploration Stage Mining Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2004 AND 2003

      Issuances of Common Stock - On May 18, 2004, the Company issued 2,700,000 shares of common stock in settlement of $360,000 of executive compensation and consulting fees. The Company registered these shares for trading by way of an S-8 Registration Statement filed on June 15, 2004.

      On June 10, 2004, the Company issued 346,260 shares of restricted common stock in settlement of $68,100 of consulting fees.

      On June 11, 2004, the Company issued 490,500 shares of common stock to three consultants in settlement of $96,465 of consulting fees. The Company registered these shares for trading by way of an S-8 Registration Statement filed on June 15, 2004.

      On June 15, 2004, the Company issued 225,000 shares of restricted common stock in consideration to two note holders as financing costs amounting to $56,250.

      On July 7, 2004, the Company issued 571,428 shares of common stock in settlement of $80,000 of executive compensation and consulting fees.

      On July 14, 2004, the Company issued 703,740 shares of common stock in settlement of $105,832 of executive compensation and consulting fees. The Company has registered these shares for trading by way of an S-8 Registration Statement filed on June 15, 2004.

      On July 14, 2004, the Company issued 3,000,000 shares of restricted common stock in consideration for the acquisition of the Weaver mining claims and related buildings and personal property.

      On July 14, 2004, the Company issued 1,343,154 of restricted common stock in settlement of a note payable and accrued interest amounting to $179,087.

      On August 18, 2004, the Company issued 285,714 shares of common stock in settlement of $40,000 of executive compensation and consulting fees.

      On August 20, 2004, the Company issued 50,000 shares of common stock in settlement of $10,000 of executive compensation. The Company has registered these shares for trading by way of an S-8 Registration Statement filed on June 15, 2004.

      On September 13, 2004, the Company issued 93,022 shares of restricted common stock in settlement of $40,000 of executive compensation and consulting fees.

      On September 16, 2004, the Company issued 751,518 shares of restricted common stock to three note holders in settlement of notes payable and accrued interest amounting to $263,031. Because the stock price was in excess of the conversion price, the Company recorded a charge of $75,000 to account for the beneficial conversion feature.

      Common Stock Subscriptions Received - The Company accepted two subscriptions from accredited investors for a total of 200,000 shares of restricted common stock for an aggregate price of $50,000.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                      (An Exploration Stage Mining Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2004 AND 2003

      Warrants - The following table summarizes of warrant activity for the years ended September 30, 2004 and 2003:

                                                Warrants Outstanding                     Warrants Exercisable
                                           -------------------------------         ---------------------------------
                                                              Weighted                                 Weighted
                                             Number            Average               Number            Average
                                            of Shares       Exercise Price          of Shares       Exercise Price
                                           -----------    ----------------         -----------    ------------------
     Balance, September 30, 2002                   --          $  --                       --           $  --
        Granted                               300,000          $1.66                  300,000           $1.66
        Exercised                                  --          $  --                       --           $  --
                                           -----------                             -----------

     Balance, September 30, 2003              300,000          $1.66                  300,000           $1.66
        Granted                             3,000,000          $0.14                3,000,000           $0.14
        Exercised                                  --          $  --                       --           $  --
                                           -----------                             -----------

     Balance, September 30, 2004            3,300,000          $0.28                3,300,000           $0.28
                                           ===========    ================         ===========    ==================

      The following table summarizes information for warrants outstanding and exercisable at September 30, 2004:

                                      Warrants Outstanding                            Warrants Outstanding
                           -------------------------------------------     -------------------------------------------
                                       Weighted Average                                Weighted Average
                           -------------------------------------------     -------------------------------------------
          Range of                          Remaining       Exercise                      Remaining        Exercise
           Prices             Number          Life           Price           Number         Life            Price
        ---------------    ------------    -----------    ------------     ----------    -----------    --------------
         $0.83-$2.50         300,000               1.5       $1.66           300,000            1.5         $1.66
            $0.14          3,000,000                .6       $0.14         3,000,000             .6         $0.14
                           ------------                                    ----------

                           3,300,000                .7       $0.28         3,300,000             .7         $0.28
                           ============    ===========    ============     ==========    ===========    ==============

10.   SUBSEQUENT EVENTS

      On October 19, 2004, the Company entered into an Investment Advisory Agreement with Blake Advisors, LLC ("Blake") for certain financial and investment advisory services. The term of the agreement expires on October 31, 2005. Compensation under the agreement provides for a $50,000 payment upon signing of the agreement, an additional $125,000 over a four month period beginning November 1, 2004 and a monthly fee of $5,000 beginning November 1, 2004 and ending with the last payment due on October 1, 2005.The agreement also calls for the Company to deliver a warrant to the consultant for the purchase of 500,000 shares of the Company's common stock at an exercise price of $0.85 per share, and having a five-year term, a cashless-exercise provision and piggyback registration rights.

      The Company signed a lease for office space effective November 1, 2004. The lease has a two year term and requires monthly payments of $3,845.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                      (An Exploration Stage Mining Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2004 AND 2003

      On November 4, 2004, the Company entered into an Exclusive Agency Agreement with Asia Finance Company, LLC ("AFC") pursuant to which AFC was engaged to source buyers of iron ore for the Company. As partial consideration for such services, the Company issued 1,536,859 shares of restricted common stock to AFC and monetary consideration of $100,000.

      On November 4, 2004, the Company approved and accepted subscriptions in a private placement of securities with certain accredited investors in the amount of $1,055,000 (the "Offering"). The Offering consisted of 2,110,000 Units, each unit consisting of one share of common stock, and one warrant to purchase one share of common stock at an exercise price of $0.75 per share ("the Warrant"). The Warrant is callable under certain circumstances and expires three years from the date of issuance. The Company has agreed to file a registration statement covering the sale or the shares of common stock and the common stock issuable upon exercise of the of the Warrants within ninety (90) days and to use commercially reasonable efforts to cause such registration Statement to be declared effective by the SEC and to keep the Registration Statement effective for one year following the effective date.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On May 9, 2003, the Board of Directors of El Capitan Precious Metals, Inc. engaged the accounting firm of Gelfond Hochstadt Pangburn, P.C. as independent accountants for the Registrant for the newly adopted fiscal year ended September 30, 2003. Hawkins Accounting was dismissed effective May 9, 2003. These actions were approved by our Board of Directors.

      During the fiscal years ended December 31, 2001 and December 31, 2002, and interim periods subsequent to December 31, 2002, there were no disagreements with Hawkins Accounting on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events.

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

      The Registrant requested that Hawkins Accounting furnish it with a letter addressed to the SEC stating whether it agrees with the above statements. A copy of Hawkins Accounting letter to the SEC, dated May 15, 2003, is filed as Exhibit
16.1 to the Form 8-K filed on May 16, 2003.

      During the two fiscal years through May 9, 2003, the Registrant had not consulted with Gelfond Hochstadt Pangburn, P.C. regarding either (i) the application of accounting principles to a specific transaction, either contemplated or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements, and either a written report was provided to the Registrant or oral advice was provided that Gelfond Hochstadt Pangburn, P.C. concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to
Item 304 of Regulation S-K, or a reportable event, as that term is defined in
Item 304(a)(1)(v) of Regulation S-K.

      On October 25, 2004 the Board of Directors of El Capitan Precious Metals, Inc. (the "Registrant") approved the dismissal of Gelfond Hochstadt Pangburn, P.C. as the Registrant's independent registered public accounting firm. This action was approved by our Board of Directors.

      Gelfond Hochstadt Pangburn, P.C.'s report on the Registrant's financial statements for the period from July 26, 2002 (inception) through September 30, 2003, contained no adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles, except for an explanatory paragraph regarding the Registrant's "ability to continue as a going concern." The Registrant had no disagreements with Gelfond Hochstadt Pangburn, P.C. in connection with its audit for the most recent fiscal year, and for interim periods subsequent to September 30, 2003 through the date of dismissal on October 25, 2004 on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Gelfond Hochstadt Pangburn, P.C., would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

      The Registrant has made the contents of its Current Report on Form 8-K filing dated October 28, 2004 available to Gelfond Hochstadt Pangburn, P.C. and requested it to furnish a letter to the Securities and Exchange Commission as to whether Gelfond Hochstadt Pangburn, P.C. agrees or disagrees with, or wishes to clarify Registrant's expression of their views. A copy of Gelfond Hochstadt Pangburn, P.C.'s letter to the SEC dated October 27, 2004 is included as Exhibit
16.1 to the Form 8-K.

      On October 25, 2004, the Board of Directors of the Registrant approved the engagement of Hein & Associates LLP ("H&A") as the Registrant's certifying accountant. Registrant did not consult with H&A prior to its engagement regarding the application of any accounting principles or any type of audit opinion that might be rendered by it.

ITEM 8A. CONTROLS AND PROCEDURES

      The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Registrant's disclosure controls and procedures within 90 days of the filing date of this annual report. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

      There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      We have adopted a Code of Ethics for our financial management staff. The Code of Ethics was filed as Exhibit 99.1 to our Annual Report on Form 10-KSB for the year ended September 30, 2003. A copy of the Code of Ethics will be provided, without charge, to any person requesting it in writing, addressed to the attention of the Chief Financial Officer, El Capitan Precious Metals, Inc., 14301 North 87th Street, Scottsdale, Arizona 85260.

(a) Identification of Directors and Executive Officers

      The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

NAME                              AGE         POSITION                                      SINCE
----                              ---         --------                                      -----
Charles C. Mottley                 69         President and Director                      July 2002

James Ricketts                     65         Director and Secretary                      July 2004

Steve Antol                        61         Chief Financial Officer and               November 2004
                                              Treasurer

      The following is a brief biography of our officers and directors.

      CHARLES C. MOTTLEY. Mr. Mottley has been President and a Director of El Capitan Precious Metals, Inc. since July 2002. Mr. Mottley also served as Chairman and Chief Executive Officer of Gold and Minerals Co., Inc., our largest stockholder, from 1978 until July, 2004, when he resigned those positions. Mr. Mottley has been employed in the mining industry in various capacities from equipment sales and services to active mining operations for over 35 years. Mr. Mottley is the author of five books, is the founder of the Fatherhood Foundation in Scottsdale, Arizona, and is on the board of directors of Mirror Ministries in the same community. Mr. Mottley received a Bachelor of Arts Degree from Hampden Sydney College in 1958.

      STEVE ANTOL. Mr. Antol has been our Chief Financial Officer since November 2004. Mr. Antol has served as Chief Financial Officer of Lou Register Furniture from 1990 to 1992. From 1987 to 1989, Mr. Antol served as Director of Finance for F.S. Inc. (dba Audio Express and Country Home Furniture. From 1975 to 1987, Mr. Antol worked for Giant Industries, Inc., an independent refiner and marketer of petroleum products, in such capacities as Corporate Controller and Corporate Treasurer. Mr. Antol received a Bachelor of Arts degree from Michigan State University in 1968, and became a licensed Certified Public Accountant in 1970. He no longer practices as a licensed CPA.

      JAMES RICKETS. Mr. Ricketts has been our Secretary and a Director of our Company since July 2004. Mr. Ricketts has been self-employed in the area of Real Estate Development since 2000. From 1994 to 2000, he served as the Chief Executive Officer of Technology Systems International, Inc. From 1983 to 1985, Mr. Ricketts served as a Director of the Arizona Department of Corrections in Phoenix, Arizona. From 1979 to 1983, he served as the Executive Director of the Colorado Department of Corrections in Colorado Springs, Colorado. From 1985 to the present, Mr. Ricketts has been a Correctional Consultant, providing services on a consulting basis in the areas of safety and security in the prison system. Mr. Ricketts received a Ph. D. from the Ohio State University in 1971, and a M. Ed. from Bowling Green State University in 1963.

(b) Significant Employees

      Not applicable.

(c) Family Relationships

      None.

(d) Involvement in Certain Legal Proceedings

      Not applicable.

(e) Audit Committee Financial Expert

      The Company does not currently have a financial expert serving on the Board of Directors or an audit committee. The Company is actively engaged in a search for a suitable individual having the necessary attributes of a financial expert to serve on its Board of Directors or an audit committee.

(f) Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater-than-10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the copies of such forms furnished to us during 2004 and written representations from the executive officers, directors and greater-than-10% beneficial owners of our common stock, the following table shows the transactions for 2004 that were not in compliance.

----------------------------------------------------------------------------------------------------------------------
                                                                                Required Filing     Actual Filing
Name of Filer:                           Description of Transaction:            Date:               Date:
----------------------------------------------------------------------------------------------------------------------
Charles C. Mottley                       Initial filing on Form 3               3-29-2003           8-20-2004
                                         -----------------------------------------------------------------------------
                                         Grants of Common Stock - from          9-19-2003 to
                                         9-17-03 to 7-7-04 and                  7-9-2004
                                         Gifts on 9-29-03                       11-14-2003          8-20-2004
                                         -----------------------------------------------------------------------------
                                         Grants of Common Stock on              08-18-2004 and
                                         8-16-04 and 9-13-04                    09-15-2004          Not filed
----------------------------------------------------------------------------------------------------------------------
James Ricketts                           Initial filing on Form 3               8-15-2004           8-23-2004
----------------------------------------------------------------------------------------------------------------------
Gold & Minerals Co Inc.                  Initial filing on Form 3               3-28-2003           8-23-2004
                                         -----------------------------------------------------------------------------
                                         Purchase on 8-19-2003 and              8-21-2003
                                         7-14-2004                              7-16-2004           8-23-2004
----------------------------------------------------------------------------------------------------------------------
Thomas Olson                             Initial filing on Form 3                                   Not filed
                                         -----------------------------------------------------------------------------
                                         Grant of stock in exchange for salary  Various dates       Not filed
----------------------------------------------------------------------------------------------------------------------

ITEM 10. Executive Compensation

(a) General

      In March 2003, we executed a two-year employment agreement under which we issued 600,000 shares of Common Stock, valued at $320,000 at the time, to Mr. Charles C. Mottley, our President and a member of our Board of Directors, as incentive compensation for his service. We also agreed to a salary of $20,000 per month, effective January 1, 2003, which, at the Mr. Mottley's option, may be paid in shares of the Company's Common Stock. If the El Capitan Mine is sold prior to March 18, 2005, we are also required to issue Mr. Mottley 1,500,000 shares of Common Stock. If such sale is for $150,000,000 or more, we are also required to grant Mr. Mottley a five-year option to purchase up to 6,000,000 shares of Common Stock at an exercise price of $1.00 per share. At September 30, 2003, the Company had issued 1,057,140 shares of Common Stock in payment of $160,000 of earned salary.

      For the fiscal year ended September 30, 2004, Mr. Mottley converted the $20,000 of accrued salary relating to the fiscal year ended September 30, 2003 as well as his total compensation of $240,000 for the fiscal year ended September 30, 2004 into 1,225,082 shares of the Company's Common Stock.

      Beginning October 1, 2003, Mr. Thomas Olson, our Secretary, received a management consulting fee of $1,000 per month. Effective January 1, 2003, that amount was increased to $3,500 per month, which, at the option of Mr. Olson, could be paid in shares of the Company's Common Stock. Mr. Olson's total compensation for the fiscal year ended September 30, 2003 was $34,500. Of that amount, $4,000 was paid in cash during the fiscal year and $30,500 was accrued. For the fiscal year ended September 30, 2004, Mr. Olson received total compensation of $35,000 for his services as an officer of the Company as well as $7,000 in consulting fees for services rendered following his resignation as an officer. In July and August of 2004, Mr. Olson converted a total of $44,000 of the amounts owed to him to 100,000 shares of Common Stock of the Company.

      The following table summarizes the compensation paid to our executive officers for the years ended September 30, 2004 and 2003.

(b) Summary Compensation Table

                                                   Annual Compensation
                                                   -------------------
                                                                                      Long-Term
                                                                                      ---------
                                                                 Other Annual        Compensation         All Other
                                                                 -------------       -------------        ---------
Name and Principal Position      Year    Salary ($)   Bonus($)  Compensation($)     Option/SARs ($)    compensation ($)
---------------------------      ----    ----------   --------  ---------------     ---------------    ----------------
Charles C. Mottley               2004      240,000      -0-           -0-                 -0-                 -0-
   President/Chief Executive
   Officer/Director (1)          2003      180,000      -0-           -0-                 -0-             320,000(2)

Henry Fong                       2002      10,000       -0-           -0-                 -0-                 -0-
   President/Director (3)

Thomas B. Olson                  2004      35,000       -0-           -0-                 -0-              7,000(5)
   Secretary/Treasurer (4)
                                 2003      34,500       -0-           -0-                 -0-                 -0-

James Rickets                    2004        -0-        -0-           -0-                 -0-                 -0-
   Secretary/Director

Steve Antol                      2004        -0-        -0-           -0-                 -0-                 -0-
   Chief Financial Officer

(1) Mr. Mottley was named the President and Chief Executive Officer of the Company on March 18, 2003. Prior to the merger of ECPN with DML Services, Inc., Mr. Mottley served as President and Director of ECPN from November 1, 2002 until the merger on March 18, 2003.
(2) Compensation expense for 600,000 shares of Common Stock issued to Mr. Mottley pursuant to his employment agreement.
(3) Mr. Fong served as President and a Director of ECPN until November 1, 2002.
(4) Mr. Olson was named the Secretary and Treasurer of the Company on March 18, 2003.
(5) Includes consulting fees paid to Mr. Olson for services rendered following his resignation as Secretary and Treasurer of the Company.

(c) Option/SAR grants table

      Not Applicable.

(d) Aggregated option/SAR exercises and fiscal year-end option table

      Not Applicable.

(e) Long-term incentive plan ("LTIP") awards table

      Not Applicable.

(f) Compensation of directors

      Our directors received no compensation for their services as directors of the Company during the years ended September 30, 2004 or 2003.

(g) Employment contracts and termination of employment and change-in-control arrangements

      In March 2003, we executed a two-year employment agreement under which we issued 600,000 shares of Common Stock to Mr. Charles C. Mottley, our President and a member of our Board of Directors, as incentive compensation for his service. We also agreed to a salary of $20,000 per month, effective January 1, 2003, which, at Mr. Mottley's option, may be satisfied in shares of the Company's Common Stock. In the event the El Capitan Mine is sold prior to March 18, 2005, the agreement requires us to issue 1,500,000 shares of our Common Stock to Mr. Mottley. If such sale is for $150,000,000 or more, we are also required to grant Mr. Mottley a five-year option to purchase up to 6,000,000 shares of Common Stock at an exercise price of $1.00 per share.

(h) Report on repricing of options/SARs

      Not Applicable.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth as of December 31, 2004, the number and percentage of the 66,574,953 shares of outstanding Common Stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer,
(iii) all current directors and executive officers of the Company as a group and
(iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                                                   Amount and Nature of
                                  Name and Address                      Beneficial          Percent of
  Title of Class                of Beneficial Owner                     Ownership              Class
  --------------                -------------------                     ---------              -----
      Common                Gold and Minerals Co., Inc.                36,825,000(1)           55.8%
                                    PO Box 5148
                                 Phoenix, AZ 85261

      Common                     Charles C. Mottley                    1,904,211(2)            2.9%
                          14301 N. 87th Street, Suite 216
                                Scottsdale, AZ 85260

      Common                      Thomas B. Olson                        72,700(3)             0.1%
                               7315 E. Peakview Ave.
                                Englewood, CO 80111

      Common                       James Rickets                             0                  0%
                          14301 N. 87th Street, Suite 216
                                Scottsdale, AZ 85260

      Common                        Steve Antol                              0                  0%
                          14301 N. 87th Street, Suite 216
                                Scottsdale, AZ 85260

      Common                     Larry L. Lozensky                     37,812,571(1)           56.6%
                                    PO Box 5148
                                 Phoenix, AZ 85261

      Common                       Wayne W. Mills                      3,678,261(4)            5.5%
                               1615 Northridge Drive
                                 Wayzata, MN 55391

      Common            All Officers and Directors as a Group          1,904,211(2)            2.9%
                                      (3 Persons)

(1) Mr. Lozensky, one of our consultants, is the President and Chief Executive Officer of Gold and Minerals Co., Inc. The amount of shares beneficially owned by Mr. Lozensky as stated in the above chart includes the shares held by Gold and Minerals Co., Inc. and members of Mr. Lozensky's household. Mr. Lozensky's shares are not included within the Gold and Minerals Co., Inc. amount in the above chart.

(2) This total does not include 1,500,000 shares of Common Stock to be issued to Mr. Mottley if the El Capitan Mine is sold by the Company prior to March 18, 2005, or a five-year option to purchase up to 6,000,000 shares of Common Stock at an exercise price of $1.00 per share should the sale of the El Capitan Mine be for $150,000,000 or more. Mr. Mottley also holds approximately 17% of the total common stock issued and outstanding of Gold and Minerals Co., Inc., our majority shareholder.

(3)   Mr. Olson resigned as Secretary and Treasurer of the Company in July 2004.

(4) Includes 325,000 shares issuable upon exercise of a warrant held by Blake Advisors, LLC, a limited liability company of which Mr. Mills is sole manager.

ITEM 12.  Certain Relationships and Related Transactions

      In September 2002, we borrowed $120,000 from a stockholder and issued unsecured notes. In April 2003, we borrowed an additional $38,000 from this stockholder and issued unsecured notes. The notes bore interest at 8% and were due on demand. On July 14, 2004, all principal and interest due on the note totaling $179,087.34 was converted into 1,343,154 shares of Common Stock at $0.133 per share, the closing price of our Common Stock on that date.

      In March 2003, the Company advanced $12,500 to an affiliate in which a former officer of the Company is also an officer, in exchange for two unsecured, 8% promissory notes, which are due on demand. At September 30, 2003, the Company recorded a valuation allowance of $12,500 against this receivable due to the uncertainty of collection of the note.

      In March 2003, we executed a two-year employment agreement under which we issued 600,000 shares of Common Stock, valued at $320,000 at the time, to Mr. Charles C. Mottley, our President and a member of our Board of Directors, as incentive compensation for his service. We also agreed to a salary of $20,000 per month, effective January 1, 2003, which, at the Mr. Mottley's option, may be paid in shares of the Company's Common Stock. The agreement requires us to issue to Mr. Mottley 1,500,000 shares of our Common Stock if the El Capitan Mine is sold on or before March 18, 2005, and also to grant Mr. Mottley a five-year option to purchase up to 6,000,000 shares of Common Stock at an exercise price of $1.00 per share if such sale is for $150,000,000 or more. At September 30, 2003, the Company had issued 152,380 shares of Common Stock in payment of $160,000 of accrued salary. For the fiscal year ended September 30, 2004, Mr. Mottley converted the $20,000 of accrued salary relating to the fiscal year ended September 30, 2003 as well as his total compensation of $240,000 for the fiscal year ended September 30, 2004 into 734,606 shares of the Company's Common Stock.

      During the fiscal year ended September 30, 2003, Mr. Mottley loaned us a total of $13,500, of which $3,500 was repaid prior to the fiscal year end. The remaining balance of $10,000 was due on demand with an interest rate of 8% per annum. During the fiscal year ended September 30, 2004, Mr. Mottley loaned us an additional $13,400 on the same terms. As of September 30, 2004, the aggregate amount payable to Mr. Mottley pursuant to these obligations was $8,576.

      Beginning October 1, 2003, Mr. Thomas Olson, our Secretary, received a management consulting fee of $1,000 per month. Effective January 1, 2003, that amount was increased to $3,500 per month, which, at the option of Mr. Olson, could be paid in shares of the Company's Common Stock. Mr. Olson's total compensation for the fiscal year ended September 30, 2003 was $34,500. Of that amount, $4,000 was paid in cash during the fiscal year and $30,500 was accrued. For the fiscal year ended September 30, 2004, Mr. Olson received total compensation of $35,000 for his services as an officer of the Company as well as $7,000 in consulting fees for services rendered following his resignation as an officer. In July and August of 2004, Mr. Olson converted a total of $44,000 of the amounts owed to him to 100,000 shares of Common Stock of the Company.

      In July 2003, the Mr. Olson loaned the Company $1,000 in return of an unsecured promissory note bearing interest at 8% per annum. This note was repaid in July 2003.

      In August of 2003, we acquired from our largest stockholder, Gold and Minerals Company, Inc., certain mining claims granted by the United States Bureau of Land Management, a building and related personal property together known as the COD Mine located near Kingman, Arizona. Consideration for this purchase consisted of 3,600,000 shares of our Common Stock, which had a market value of $1,440,000 on the closing date. Because the COD Mine was acquired from our controlling stockholder in exchange for our common stock, the transaction was accounted for as a non-monetary exchange and the COD Mine was recorded at no value on our financial statements.

      On September 10, 2003, we entered into a management consulting agreement with Mr. Larry Lozensky, the President of Gold and Minerals, pursuant to which Mr. Lozensky agreed to continue to manage and operate the COD Mine until December 31, 2004 in exchange for a management consulting fee of $20,000 per month and the issuance to Mr. Lozensky of 600,000 shares of our Common Stock. Under the management consulting agreement, we obtained the right to pay the management consulting fee to Mr. Lozensky in the form of our Common Stock. The agreement also called for the issuance to Mr. Lozensky of 1,500,000 shares of Common Stock and the grant of an option to purchase up to 6,000,000 shares of Common Stock if the El Capitan Mine was sold by December 31, 2004 and certain conditions were met. As of December 31, 2004, the Mine has not been sold and the contingencies have expired.

      In July 2004, we acquired from Gold and Minerals the Weaver Mine near Congress, Arizona. Consideration for this purchase was 3,000,000 shares of our Common Stock, which had a market value of $400,000 on the closing date. Because the Weaver Mine was acquired from our controlling stockholder in exchange for our Common Stock and the controlling shareholder's basis in the mine was zero, the transaction was accounted for as a non-monetary exchange and the Weaver Mine was recorded at no value on our financial statements. As a result of this transaction, Gold and Minerals now holds 36,825,000 shares of our Common Stock, which represents approximately 55.8% of our currently outstanding shares.

ITEM 13. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2004.

Exhibits

3.1   Articles of Incorporation, as amended.

3.2 Bylaws (incorporated hereby reference to Exhibit 3 to the Company's Registration Statement on Form SB-2 filed on 2/27/2001)

4.1   Form of Warrant issued to Blake Advisors, LLC and it's nominees

4.2   Form of Warrant issued in Offering dated November 5, 2004

10.1 Asset Purchase Agreement dated as of October 18, 2002 by and between the Company and Gold Minerals, Inc. and El Capitan, Ltd.

10.2 Employment Agreement with Charles C. Mottley dated March 19, 2003 (replaces document attached as Exhibit 4.1 to the Company's Form S-8 filed on 9/15/2003, as such document was incorrect in certain respects).

10.3 Consulting Agreement with Larry Lozensky (incorporated herein by reference to Exhibit 4.2 to the Company's Form S-8 filed on 9/15/2003.)

10.4  Agreement with Robert L. Langguth dated July 26, 2004.

10.5 Exclusive Agency Agreement with Asia Finance Company LLC dated November 4, 2004.

10.6 Agreement for Consulting Services dated May 11, 2004 by and between the Company and U.S. Canadian Minerals, Inc.

10.7 Asset Purchase Agreement dated as of July 14, 2004 by Gold and Minerals Co., Inc., Larry Lozensky, the Company and Charles C. Mottley.

10.8 Joint Venture Agreement dated May 11, 2004 by and between U.S. Canadian Minerals, Inc. and the Company.

10.9 Asset Purchase Agreement dated as of August 25, 2003 by and between Gold and Minerals Co., Inc., Charles Mottley and Larry Lozensky and the Company.

99.1 El Capitan Precious Metals, Inc. Code of Ethics for Senior Financial Management (incorporated herein by reference to Exhibit 99.1 to the Company's Form 10-KSB for the fiscal year ended 9/30/03 and filed on 2/13/04)

31.1 - Certification of Charles C. Mottley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 - Certification of Charles C. Mottley pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2 - Certification of Steve Antol pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2 - Certification of Steve Antol pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14.  Principal Accountant Fees and Services

      The following table summarizes the aggregate fees billed by Gelfond Hochstadt Pangburn, P.C. to the Company for the fiscal years ended September 30, 2004 and 2003:

                                                     Year Ended September 30
                                                     2004                2003
                                                     ----                ----
                    Audit Fees (1)                 $ 40,753            $ 24,085
                    Audit-Related Fees             $      0            $      0
                    Tax Fees (2)                   $  1,603            $  1,430
                                                   --------            --------
                    Total                          $ 42,356            $ 25,515
                                                   ========            ========

----------
(1)   Fees for audit services billed in fiscal years 2004 and 2003 consisted of
      (i) audit of the Company's annual financial statements; (ii) reviews of the Company's quarterly financial statements; (iii) consents and other services related to SEC matters; and (iv) consultations on financial accounting and reporting matters arising during the course of the audits and reviews.

(2) Fees for tax services billed in fiscal years 2004 and 2003 consisted of tax compliance.

      As explained more fully in Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure above, on October 25, 2004, our board of directors approved the dismissal of Gelfond Hochstadt Pangburn, P.C. and approved the engagement of Hein & Associates LLP as our certifying accountant for the fiscal year ended September 30, 2004. The following table summarizes the aggregate fees billed to the Company by Hein & Associates LLP in fiscal year 2005 related to the audit of the Company for the fiscal year ended September 30, 2004:

                                                            Year Ended
                                                        September 30, 2004
                                                        ------------------
                    Audit Fees                               $ 19,000
                    Audit-Related Fees                       $      0
                    Tax Fees                                 $      0
                                                             --------
                    Total                                    $ 19,000
                                                             ========

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         EL CAPITAN PRECIOUS METALS, INC.
                                         (Registrant)


Date: January 20, 2005                  By: /s/ Charles Mottley
                                            ------------------------------------
                                            Charles Mottley, President & Chief
                                            Executive Officer


Date: January 20, 2005                  By: /s/ Steve Antol
                                            ------------------------------------
                                            Steve Antol, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: January 20, 2005                   /s/ Charles Mottley
                                         ---------------------------------------
                                         Charles Mottley, President, Chief
                                         Executive Officer & Director


Date: January 20, 2005                   /s/ James Ricketts
                                         ---------------------------------------
                                         James Ricketts, Director