Form 10QSB
period 2004-12-31
EL CAPITAN PRECIOUS METALS INC
filed 2005-02-14
CIK 1135202

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Quarterly Period Ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT For the transition period from ____________ to ____________.

                        Commission File Number 333-56262

                        EL CAPITAN PRECIOUS METALS, INC.
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                              88-0482413
(State of other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

                         14301 N 87th Street, Suite 216
                            Scottsdale, Arizona 85260
                    (Address of Principal Executive Offices)

                                  480-607-7093
                           (Issuer's Telephone Number)

              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

                         APPLICABLE TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 66,717,975 shares of common stock, par value $0.001, issued and outstanding as of February 3, 2005.

Transitional Small Business Disclosure Format (Check one):   YES  [ ]    NO  [X]

                        El Capitan Precious Metals, Inc.
                                   Form 10-QSB
                         Quarter Ended December 31, 2004

                                Table of Contents

                                                                                                                Page
                                                                                                                ----
PART I        Financial Information...............................................................................1

     Item 1.  Financial Statements................................................................................1
              Consolidated Balance Sheets as of December 31, 2004 (Unaudited)
                  and September 30, 2004..........................................................................1
              Consolidated Statements of Operations for the three months ended
                  December 31, 2004 and 2003 (Unaudited) and from July 26, 2002 (Inception)
                  to December 31, 2004 (Unaudited)................................................................2
              Consolidated Statements of Stockholders' Equity (Deficit) for the period
                  October 1, 2003 to December 31, 2004 (Unaudited)................................................3
              Consolidated Statements of Cash Flows for the three months ended
                  December 31, 2004 and 2003 (Unaudited) and from July 26, 2002 (Inception)
                  to December 31, 2004 (Unaudited)................................................................5

     Item 2.  Management's Discussion and Analysis and Plan of Operations........................................15

     Item 3.  Controls and Procedures ...........................................................................20

PART II       Other Information..................................................................................21

     Item 1.  Legal Proceedings..................................................................................21

     Item 2.  Changes in Securities and Use of Proceeds..........................................................21

     Item 3   Defaults Upon Senior Securities....................................................................22

     Item 4.  Submission of Matters to a Vote of Security Holders................................................22

     Item 5.  Other Information..................................................................................22

     Item 6.  Exhibits...........................................................................................22

SIGNATURES.......................................................................................................23

PART I - FINANCIAL INFORMATION
  ITEM 1 - FINANCIAL STATEMENTS
                        EL CAPITAN PRECIOUS METALS, INC.
                         (An Exploration Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                                                           December 31,     September 30,
                                                                               2004             2004
                                                                           -----------       -----------
                               ASSETS                                        (Unaudited)
Current Assets:
     Cash                                                                  $   115,177       $    22,404
     Prepaid expenses                                                          113,470
     Interest receivable                                                         4,391                --
     Notes receivable - related parties                                        236,930                --
                                                                           -----------       -----------
              Total Current Assets                                             469,968            22,404
                                                                           -----------       -----------

     Furniture and Equipment, at Cost                                           58,619                --
         Less: Accumulated depreciation                                         (1,243)               --
                                                                           -----------       -----------
                                                                                57,376                --
                                                                           -----------       -----------
Other Assets:
     Investment in mining property                                             100,008           100,008
     Prepaid expense                                                           100,000                --
     Note receivable net of allowance for doubtful account of $12,500               --                --
     Due from majority shareholder                                              48,827                --
     Deposits                                                                    9,445                --
     Investment in common stock of USCA.PK                                          --                --
                                                                           -----------       -----------
                                                                           $   785,624       $   122,412
                                                                           ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
     Accounts payable                                                      $   172,186       $   192,354
     Accrued liabilities                                                        68,634            50,702
     Interest payable, related parties                                           2,001             1,652
     Interest payable, other                                                    18,377            15,971
     Notes payable, related parties                                              8,577            42,577
     Notes payable, other                                                      153,426           178,426
                                                                           -----------       -----------
              Total Current Liabilities                                        423,201           481,682
                                                                           -----------       -----------

Commitments, Contingencies and Subsequent Events
Stockholders' Equity (Deficit):
     Preferred stock, $0.001 par value; 5,000,000 shares authorized;
         none issued and outstanding                                                --                --
     Common stock, $0.001 par value; 100,000,000 shares authorized;
         66,717,975 and 62,669,616 issued and outstanding,
         respectively                                                           66,718            62,670
     Common stock subscribed                                                        --            50,000
     Additional paid-in capital                                              4,369,949         2,425,626
     Deficit accumulated during the exploration stage                       (4,074,244)       (2,897,566)
                                                                           -----------       -----------
              Total Stockholders' Equity (Deficit)                             362,423          (359,270)
                                                                           -----------       -----------
                                                                           $   785,624       $   122,412
                                                                           ===========       ===========

See accompanying notes to financial statements.

                        EL CAPITAN PRECIOUS METALS, INC.
                         (An Exploration Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                            Period From
                                                                                           July 26, 2002
                                                                                            (Inception)
                                                            For the Three Months              Through
                                                             Ended December 31,             December 31,
                                                          2004               2003               2004
                                                      ------------       ------------       ------------
GENERAL AND ADMINISTRATIVE EXPENSES:
      Professional fees                               $    809,948       $     88,500       $  2,072,845
      Officer compensation expense                          60,000             60,000            851,034
      Management fees, related parties                      24,000             10,500            308,500
      Administrative consulting fees                        81,738                 --             81,738
      Legal and accounting fees                             43,508              2,465            296,890
      Mine expenses                                         74,110                 --             89,741
      Other general and administrative                      24,086                507             87,410
                                                      ------------       ------------       ------------
                                                         1,117,390            161,972          3,788,158
                                                      ------------       ------------       ------------

LOSS FROM OPERATIONS

OTHER INCOME (EXPENSE):                                 (1,117,390)          (161,972)        (3,788,158)
                                                      ------------       ------------       ------------
      Interest income                                        4,391                 --              4,391
      Interest expense:
          Related parties                                     (349)            (3,391)           (27,830)
          Other                                             (3,330)            (7,220)           (71,397)
      Costs associated with warrants issued                (60,000)                --            (60,000)
      Expenses associated with debt issuance and
          conversion                                            --                 --           (131,250)
                                                      ------------       ------------       ------------
                                                           (59,288)           (10,611)          (286,086)
                                                      ------------       ------------       ------------
NET LOSS                                              $ (1,176,678)      $   (172,583)      $ (4,074,244)
                                                      ============       ============       ============

Basic and diluted net loss per common
      share                                           $      (0.02)      $     (0.004)      $      (0.08)
                                                      ============       ============       ============
Weighted average number of common
      shares outstanding                                65,475,624         42,078,939         49,095,592
                                                      ============       ============       ============

See accompanying notes to financial statements

                        EL CAPITAN PRECIOUS METALS, INC.
                         (An Exploration Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (Unaudited)

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                                        Additional      During The
                                                 Common Stock               Stock         Paid-In      Exploration
                                              Shares        Amount      Subscriptions    Capital           Stage           Total
                                           -----------    -----------    -----------    -----------     -----------     -----------
Balances at September 30, 2003              52,109,280    $    52,110             --    $   954,421     $(1,583,246)    $  (573,715)

Cost associated with warrants issued                --             --             --        108,000              --         108,000

Common stock issued under executive
  compensation agreement in May 2004,
  $0.13 per share                            1,350,000          1,350             --        178,650              --         180,000

Common stock issued under management
  agreement in May 2004, $0.13 per share     1,350,000          1,350             --        178,650              --         180,000

Common stock issued for services in June
  2004, $0.20 per share                        836,760            837             --        163,728              --         164,565

Common stock issued in connection with
  notes payable in June 2004, $0.25
  per share                                    225,000            225             --         56,025              --          56,250

Common stock issued under executive
  compensation agreement in July 2004
  $0.14 per share                              285,714            286             --         39,714              --          40,000

Common stock issued under management
  agreement in July 2004, $0.14 per
  share                                        285,714            285             --         39,715              --          40,000

Common stock issued for acquisition of
  Weaver mining interest in July 2004,
  $0.00 per share                            3,000,000          3,000             --         (3,000)             --              --

Common stock issued for services in
  July 2004, $0.15 per share                   703,740            704             --        105,128              --         105,832

Common stock issued for retirement of
  a note payable and accrued interest in
  July 2004, $0.13 per share                 1,343,154          1,343             --        177,744              --         179,087

Common stock issued under executive
  compensation agreement in August 2004
  $0.14 per share                              142,857            143             --         19,857              --          20,000

Common stock issued under management
  agreement in August 2004, $0.14 per
  share                                        142,857            143             --         19,857              --          20,000

Common stock issued for services in
August
  2004, $0.20 per share                         50,000             50             --          9,950              --          10,000

Common stock issued under executive
  compensation agreement in September
  2004, $0.43 per share                         46,511             46             --         19,954              --          20,000

Common stock issued under management
  agreement in September 2004, $0.43
  per share                                     46,511             47             --         19,953              --          20,000

Common stock issued for retirement of
  notes payable and accrued interest in
  September 2004, $0.35 per share              751,518            751             --        262,280              --         263,031

Beneficial Conversion of Notes payable              --             --             --         75,000              --          75,000

Stock subscriptions                                 --             --         50,000             --              --          50,000

Net loss, year ended September 30, 2004             --             --             --             --      (1,314,320)     (1,314,320)
                                           -----------    -----------    -----------    -----------     -----------     -----------

Balances at September 30, 2004              62,669,616    $    62,670    $    50,000    $ 2,425,626     $(2,897,566)    $  (359,270)

See accompanying notes to financial statements.

                        EL CAPITAN PRECIOUS METALS, INC.
                         (An Exploration Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (Unaudited)

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                                        Additional      During The
                                                 Common Stock             Stock          Paid-In       Exploration
                                            Shares         Amount      Subscriptions     Capital          Stage           Total
                                          -----------    -----------    -----------     -----------     -----------     -----------
Balances at September 30, 2004             62,669,616    $    62,670    $    50,000     $ 2,425,626     $(2,897,566)    $  (359,270)

Subscribed stock issued                       200,000            200        (50,000)         49,800              --              --

Common stock issued in settlement
  of debt in October 2004, at
  $0.82 per share                              20,000             20             --          16,361              --          16,381

Common stock issued for professional
  services  in October 2004 at $0.66
  per share                                   106,500            106             --          70,029              --          70,135

Common stock issued for consulting
  agreement in November 2004 at $0.44
  per share                                 1,536,859          1,537             --         674,681              --         676,218

Common stock sold in private placement
  in November 2004 at $0.50 per share       2,110,000          2,110             --       1,052,890              --       1,055,000

Common stock in settlement of debt

  in November 2004 at $0.60 per share          25,000             25             --          14.975              --          15,000

Common stock sold in private placement
    in December 2004 at $0.50                  50,000             50             --          24,950              --          25,000


Cost associated with warrants issued               --             --             --          60,000              --          60,000

Costs associated with stock private
   placement                                       --             --             --         (19,363)             --         (19,363)

Net loss for the period ended
    December 31, 2004 (Unaudited)                  --             --             --              --      (1,176,678)     (1,176,678)
                                          -----------    -----------    -----------     -----------     -----------     -----------

Balances, December 31, 2004 (Unaudited)    66,717,975    $    66,718    $        --     $ 4,369,949     $(4,074,244)    $   362,423
                                          ===========    ===========    -----------     ===========     ===========     ===========

See accompanying notes to financial statements.

                        EL CAPITAN PRECIOUS METALS, INC.
                         (An Exploration Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003 AND FOR
         THE PERIOD FROM JULY 26, 2002 (INCEPTION) TO DECEMBER 31, 2004
                                   (Unaudited)

                                                                                                 Period From
                                                                                                July 26, 2002
                                                                                                 (Inception)
                                                                                                   Through
                                                            Three Months Ended December 31,      December 31,
                                                                 2004             2003              2004
                                                             -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                               $(1,176,678)      $  (172,583)      $(4,074,244)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
            Expenses associated with common stock and
               warrants                                          806,353                --         2,810,000
            Beneficial conversion of notes payable                    --                --            75,000
            Amortization of discount on notes payable                 --                --            17,500
            Provision for uncollectible related party
               note receivable                                        --                --            12,500
            Depreciation and amortization                          1,243                --             1,243
      Changes in operating assets and liabilities:
          Increase interest receivable                            (4,391)               --            (4,391)
          Increase in prepaid expenses                          (113,470)           (1,500)         (113,470)
          Increase in deposits                                    (9,445)               --            (9,445)
          Increase in other prepaid expenses                    (100,000)               --          (100,000)
          Increase in advances to majority shareholder           (48,827)               --           (48,827)
          Increase in accounts payable                            11,213             1,858           203,567
          Increase in accrued liabilities                         17,932            15,000            68,634
          Increase in accrued liabilities, related
               parties                                                --           130,500                --
          Increase in interest payable, related parties              349             4,914            23,088
          Increase in interest payable, other                      2,406             5,697            56,408
                                                             -----------       -----------       -----------
              Net Cash Used in Operating Activities             (613,315)          (16,114)       (1,082,437)
                                                             -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of mine interest                                       --           (14,000)         (100,000)
      Issuance of notes receivable                              (236,930)               --          (249,430)
      Purchase of furniture and equipment                        (58,619)               --           (58,619)
      Cash paid in connection with acquisition of
        DLM Services, Inc.                                            --                --           (50,000)
                                                             -----------       -----------       -----------
          Net Cash used in Investing Activities                 (295,549)          (14,000)         (458,049)
                                                             -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from the sale of common stock                   1,080,000                --         1,080,023
      Proceeds from notes payable, related parties                    --               400           219,900
      Proceeds from notes payable, other                              --            29,800           422,300
      Stock subscription received                                     --                --            50,000
      Costs associated with stock private placement              (19,363)               --           (19,363)
      Repayment of notes payable, related parties                (34,000)               --           (53,323)
      Repayment of notes payable, other                          (25,000)               --           (43,874)
                                                             -----------       -----------       -----------
          Net Cash Provided by Financing Activities            1,001,637            30,200         1,655,663
                                                             -----------       -----------       -----------

See accompanying notes to financial statements.

                        EL CAPITAN PRECIOUS METALS, INC.
                         (An Exploration Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003 AND FOR
         THE PERIOD FROM JULY 26, 2002 (INCEPTION) TO DECEMBER 31, 2004
                                   (Unaudited)


                                                                                                            Period From
                                                                                                           July 26, 2002
                                                                                                            (Inception)
                                                                                                              Through
                                                               Three Months Ended December 31,              December 31,
                                                                  2004                   2003                   2004
                                                              -----------            -----------            -----------
Increase in Cash                                                   92,773                     86                115,177

Cash, Beginning of Period                                          22,404                     75                     --
                                                              -----------            -----------            -----------

Cash, Ending of Period                                        $   115,177            $       161            $   115,177
                                                              ===========            ===========            ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for interest                                 $       950            $        --            $     2,127
                                                              ===========            ===========            ===========

       Cash paid for income taxes                             $        --            $        --            $        --
                                                              ===========            ===========            ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
       Issuance of common stock to Gold and Minerals
       Company, Inc. in connection with the purchase of
       interest in assets of El Capitan, Ltd.                 $        --            $        --            $         8
                                                              ===========            ===========            ===========

       Issuance of common stock to Gold and Minerals
       Company, Inc. in connection with the purchase  of
       the COD Mine (Note 1)                                  $        --            $        --            $     3,600
                                                              ===========            ===========            ===========

       Issuance of common stock to Gold and Minerals
       Company, Inc. in connection with the purchase of
       the Weaver mineral property                            $        --            $        --            $     3,000
                                                              ===========            ===========            ===========

       Costs associated with warrants issued                  $    60,000            $        --            $   168,000
                                                              ===========            ===========            ===========

       Stock based compensation                               $   746,353            $        --            $ 2,585,750
                                                              ===========            ===========            ===========

       Issuance of common stock for financing costs           $        --            $        --            $    56,250
                                                              ===========            ===========            ===========

       Conversion of notes payable and accrued
         interest for the issuance of common stock            $        --            $        --            $   442,118
                                                              ===========            ===========            ===========
       Conversion of accounts payable to equity               $    31,381            $        --            $    31,381
                                                              ===========            ===========            ===========

See accompanying notes to financial statements.

                        EL CAPITAN PRECIOUS METALS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 (UNAUDITED)

NOTE 1 - BUSINESS, OPERATIONS, ORGANIZATION, LIQUIDITY AND BASIS OF PRESENTATION

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

      Organization - The Company was previously organized as DML Services, Inc. ("DML"), a Nevada corporation, formed in 2000. On March 17, 2003, DML sold the assets and operations of its catering and food-service business to the executive officers and directors of DML in exchange for the return of 30,120,000 shares of DML (as adjusted for a 4 for 1 stock split effective November 25, 2002 and a 200% stock dividend effective July 30, 2004, as appropriate) and cash of $50,000, paid by El Capitan. On March 18, 2003, DML acquired all of the issued and outstanding common stock of El Capitan in exchange for 39,000,000 shares of DML's common stock issued to the El Capitan stockholders, which represented 85% of the Company's total shares outstanding immediately following the exchange. As a result of a four share for one stock split completed by DML on November 25, 2002, and the retirement of 30,120,000 post-reverse-split shares which took place immediately prior to closing the transaction, the stockholders of DML then held 6,720,000 shares of the Company's common stock, representing 15% of the total outstanding shares of common stock of the Company immediately following the exchange.

      The El Capitan transaction was recorded as a reverse acquisition based on factors demonstrating that El Capitan constituted the accounting acquirer. The shareholders of El Capitan received 85% of the post-acquisition outstanding common stock of DML. In addition, post-acquisition management personnel and the sole board member of the Company then consisted of individuals previously holding positions with El Capitan. The historical stockholders' equity of El Capitan prior to the exchange was retroactively restated (a recapitalization) for the equivalent number of shares received in the exchange after giving effect to any differences in the par value of the DML and El Capitan common stock, with an offset to additional paid-in capital. The restated consolidated deficit accumulated during the development stage of the accounting acquirer (El Capitan) has been carried forward after the exchange.

      Basis of Presentation and Going Concern - The accompanying financial statements have been prepared assuming the Company will continues a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is an exploration stage mining company and since its inception has had no mining revenues and has incurred recurring losses aggregating $4,074,244 accumulated during the exploration stage. In addition, the Company does not have a revolving credit facility with any financial institution. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital, negotiating adequate financing arrangements and on achieving sufficiently profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      The Company believes its cash requirements over the next twelve months can be funded through a combination of financing activities completed and projected subsequent to year end and prior to cash flow generated through operations. The Company completed a private placement during the quarter ended December 31, 2004. The Company is anticipating structuring a long-term debt instrument which will be collateralized with certain assets of the Company. The Company is continually evaluating business opportunities such as joint venture processing agreements with the objective of creating cash flow to sustain the corporation and provide a source of funds for growth. While the Company believes it will be able to finance its continuing activities, there are no assurances of success in this regard or in the Company's ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If management's plans are not successful, operations and liquidity may be adversely impacted.

      Given the Company's limiting operating history, lack of revenue, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern.


NOTE 2 - ACQUISITIONS AND DIVESTITURES

      Acquisition of El Capitan Mine from Gold and Minerals Co., Inc. - In October 2002, the pre-merger El Capitan Precious Metals, Inc. ("ECPN") completed the acquisition of a 40% interest in certain assets of El Capitan, Ltd. ("ECL"), an Arizona corporation and a wholly-owned subsidiary of Gold and Minerals Co., Inc. ("Minerals"), a Nevada corporation. Minerals is involved in the exploration, development, and testing of mining properties. Consideration for the acquisition consisted of the issuance of ECPN common stock constituting a 77.5% equity ownership in ECPN prior to the reverse acquisition and $100,000 cash, of which $86,000 was paid through September 30, 2003, and $14,000 was paid in October 2003.

      The assets of ECL primarily consist of the El Capitan mine (the "Mine"), an inactive iron and related ore mine located in New Mexico. The Mine contains four patented claims and three unpatented claims on approximately 200 acres in the Capitan Mountains in Lincoln County, New Mexico. The Mine has no proven reserves. The Company did not assume any liabilities or obligations of ECL.

      Purchase of Mining Claims from Minerals - In August 2003, the Company acquired from its majority shareholder, Gold and Minerals Co., Inc. ("Minerals"), certain mining claims granted by the United States Bureau of Land Management, buildings and personal property known as the COD Mine located near Kingman, Arizona. The COD Mine is an inactive underground mine consisting of thirteen mining claims as well as various outbuildings and other associated personal property Consideration for this purchase consisted of 3,600,000 shares of the Company's common stock. Because the COD Mine was acquired from the Company's controlling stockholder in exchange for shares of the Company's common stock, the transaction was accounted for as a non-monetary exchange and was recorded at no value in the consolidated financial statements.

      Sale of 80% of Mining Claims and Joint Venture - In May 2004, the Company executed a joint venture agreement (the "Joint Venture") with U.S. Canadian Minerals, Inc. ("USCA.PK"), a publicly-traded Nevada company, to explore, operate and utilize the COD Mine, including the recovery of gold and silver from the tailings of the COD Mine. The Joint Venture is to operate under the name "CanEl" until May 2020, unless terminated earlier pursuant to the terms of the Joint Venture. Under terms of the Joint Venture Agreement, the Company was required to transfer to USCA.PK an 80% interest in the COD mine in exchange for 720,000 restricted shares of USCA.PK common stock. This stock split for a 1 for 3 and the Company currently holds 2,160,000 shares of the USCA stock. On the date of the original transaction, shares of unrestricted freely trading USCA.PK common stock traded at $2.85 per share, or, adjusted for the split, at $0.95 per share.

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

      In addition to the Joint Venture, the Company also retained USCA.PK as a consultant for a period of two years to provide services pertaining to, among other things, identifying, studying and evaluating merger, acquisition, joint venture, strategic alliance and other proposals as well as implementation of financial public relations programs for the Company. In exchange for its services, USCA.PK was issued a one year warrant to acquire up to 3,000,000 shares of El Capitan common stock exercisable at $0.14 per share. The total compensation cost related to the warrants was valued at $108,000 utilizing the Black Scholes option pricing method; the entire amount was expensed during the year ended September 30, 2004.

      Acquisition of Weaver Mining Claims - In July 2004 the Company purchased the Weaver mining claims from its controlling stockholder, Gold & Minerals Co., Inc., for the consideration of 3,000,000 shares of the Company's common stock. This acquisition consists of mining claims granted by the United States Bureau of Land Management, buildings and personal property and located near Congress, Arizona. Although the Company believes the fair value of the common stock approximates the fair value of the mining claims received, because the Weaver claims were acquired from the Company's controlling stockholder in exchange for shares of the Company's common stock, the transaction was accounted for as a non-monetary exchange and was recorded at a zero basis in the consolidated financial statements, as that was the basis of Gold and Minerals Co., Inc.

      Purchase Agreement for Rainbow Valley Mining Property - In July 2004 the Company signed an agreement with an individual for the acquisition of approximately 1,720 acres located in Maricopa County, Arizona. The property is currently in the permitting stage. The Company intends to drill and assay the property in early 2005 to determine the iron ore content of the mining site. Upon results of the final assays, permitting and obtaining the necessary right of ways, if all are successful, it is the Company's intent to utilize this site for mining iron ore and, as a by-product, sand and gravel.

      Under the terms of the agreement, the seller is to be paid $2,500 monthly for managing the testing, further developing of the property and necessary permitting. Upon completion of the successful testing and permitting of the site, the Company shall pay the seller $100,000. Additional consideration to be paid to the seller under the agreement consist of a royalty of $1.00 per ton of iron ore and 3% of the before tax profit on any minerals shipped from the property.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      Furniture and Equipment - Furniture and equipment are stated at cost. Depreciation is calculated for financial statements using the straight line basis over the estimated useful lives as follows:

            Automotive                                     5 years
            Office furniture and equipment              3-10 years
            Mine equipment                                 7 years

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

      Net Income (Loss) Per Share - SFAS No. 128, Earnings per Share, requires dual presentation of basic and diluted earnings or loss per share ("EPS") with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (5,960,000 shares at December 31, 2004), were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. These dilutive securities are not considered in the calculation, as the impact of the potential shares would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

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

      No stock options were issued during the quarters ended December 31, 2004 or 2003. Accordingly, the Company's pro forma net loss is equal to its actual net loss.

      Impairment of Long-Lived Assets - Management assesses the carrying value of long-lived assets for impairment when circumstances indicate such amounts may not be recoverable from future operations. Generally, assets to be held and used are considered impaired if the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. At September 30, 2004 and 2003, respectively, long-lived assets were recorded at no value in the consolidated financial statements.

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


NOTE 4 - INVESTMENTS IN USCA.PK

      At December 31, 2004 the Company owned 2,160,000 restricted shares of U.
      S. Canadian Minerals common stock. The market value per unrestricted share at the closing of the market on December 31, 2004 was $2.70 based on the last published sales price. These shares contain restrictions on their sale until May 2005. As discussed in Note 2, the initial carrying value of this investment is recorded at no value in the consolidated financial statements.


NOTE 5 - RELATED PARTY TRANSACTIONS

      Notes Receivable Related Parties - In October 2004 the Company loaned $120,000 at 12% per annum to Gold and Minerals Co., Inc., its majority shareholder. In November 2004 the Company loaned $66,930 at 12% per annum to a company affiliated with a director of the Company. This loan and accrued interest was paid in full on January 19, 2005.

      Due from Controlling Shareholder - During the quarter ended December 31, 2004, the Company made net payments on behalf of Gold and Minerals Co., Inc. amounting to $48,827 referencing costs incurred on the El Capitan mine site. Pursuant to an agreement effective October 1, 2004 between the two companies, costs incurred at the El Capitan mine are to be split in accordance with their percentage ownership interest. The Company holds a 40% interest in the El Capitan mine, and Gold and Minerals Co., Inc. holds a 60% interest.

      Notes Payable - The Company has an unsecured 8% per annum note payable to the President and director of the Company. At December 31, 2004, the note payable to the President of the Company totaled $8,577. The note is due on demand.

      Employment Agreement -In March 2003, the Company executed a two-year employment agreement under which the Company issued 600,000 shares of common stock to its President and Director as incentive compensation. The agreement calls for the President to be paid a salary of $20,000 per month commencing January 1, 2003, which, at the option of the President, may be satisfied in shares of the Company's common stock. As of December 31, 2004, the Company had issued 2,282,222 shares of common stock in payment of $420,000 of salary. The 600,000 shares of common stock granted to the president were valued at $320,000, which was recorded as general and administrative expense in March 2003.

      Terms of the employment agreement also require the Company to issue 1,500,000 shares of common stock to the President should the Company sell the El Capitan mine during the term of the employment agreement. If the sale of the Mine is for a price in excess of $150,000,000, the Company is required to grant the President a five-year option to purchase 6,000,000 shares of the Company's common stock at an exercise price of $1.00 per share.

      Management Fees - The Company agreed to pay management fees on a month-to-month basis to its previous corporate secretary of $1,000 per month beginning October 1, 2002. The parties agreed to increase the management fee to $3,500 per month beginning January 1, 2004, but such amount was again reduced in September 2004 to $2,500 a month. The corporate secretary resigned effective July 1, 2004, but the Company has retained his services as a consultant through December 31, 2004 in consideration of a consulting fee of $2,500 per month.

      Consulting Agreements -The Company has entered into a consulting agreement with an officer of Gold and Minerals Co., Inc. pursuant to which the Company issued 600,000 shares of common stock to the consultant and agreed to pay a fee of $20,000 per month, which may be paid in shares of the Company's common stock at the Company's option. Through December 31, 2004, the Company has issued 2,282,222 shares in payment of $420,000 of the earned fees. In addition, if the El Capitan mine was sold for $150,000,000 or more before December 31, 2004, than the Company was obligated to grant a five-year option to the consultant to purchase 6,000,000 shares of the Company's common stock at $1.00 per share and to issue 1,500,000 shares of free trading Company common stock. The Mine was not sold during the term of the Agreement.

NOTE 6 - NOTES PAYABLE OTHER

      At December 31, 2004 and September 30, 2004, the Company had 8% and 12% unsecured notes payable to four stockholders of the Company amounting to $153,426 and $178,426, respectively, all of which are due on demand.

NOTE 7 - CONSULTING AGREEMENTS

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

      On October 19, 2004, the Company entered into an Investment Advisory Agreement with Blake Advisors, LLC ("Blake") for certain financial and investment advisory services. The term of the Agreement expires on October 31, 2005. Compensation under the Agreement provides for (i) the payment of $175,000 in cash and (ii) a monthly fee of $5,000 beginning November 1, 2004 and ending with the last payment due on October 1, 2005. The Agreement also calls for the Company to deliver a five-year warrant to the consultant for the purchase of 500,000 shares of the Company's common stock at an exercise price of $0.85 per share. The agreement also provided Blake piggyback registration rights.

      On November 4, 2004, the Company entered into an Exclusive Agency Agreement with Asia Finance Company, LLC ("AFC") pursuant to which AFC was engaged to source buyers of iron ore for the Company in the Asian market. The Agreement appoints AFC as its exclusive Representative for the solicitation and sale of iron ore buyers in Asia. As partial consideration for such services, the Company issued 1,536,859 shares of restricted common stock to AFC and monetary consideration of $100,000.

      See Note 5 for a description of the consulting agreement with a related party.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

      Pursuant to the terms of an Investment Advisory Agreement with Blake Advisors, LLC ("Blake") for certain financial and investment advisory services, the Company is obligated to pay to Blake as consulting fees (i) $175,000 in cash and (ii) a monthly fee of $5,000 beginning November 1, 2004 and ending with the last payment due on October 1, 2005. The Agreement also calls for the Company to deliver a five-year warrant to the consultant for the purchase of 500,000 shares of the Company's common stock at an exercise price of $0.85 per share. The agreement also provided Blake piggyback registration rights.

      The Company signed a lease for office space in Scottsdale, Arizona, effective November 1, 2004. The lease has a two year term and requires monthly payments of $3,845.

NOTE 9 - STOCKHOLDERS' EQUITY (DEFICIT)

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

      Recent Issuances of Common Stock - On October 4, 2004, the Company issued 200,000 shares of restricted common stock in for stock subscriptions received on September 28, 2004.

      On October 4, 2004, the Company issued 20,000 shares of S-8 common stock in settlement of $16,381 of accounts payable.

      On October 4, 2004, the Company issued 100,000 shares of S-8 common stock to two consultants for consulting fees amounting to $65,000.

      On October 20, 2004, the Company issued 6,500 shares of S-8 common stock to a consultant for consulting fees amounting to $5,135.

      On October 24, 2004, the Company issued 1,536,859 restricted common shares under the terms and conditions on an Exclusive Agency Agreement. This Agreement gives the appointed representative exclusive solicitation and sale of iron to buyers in Asia.

      In November and December 2004 the Company issued 2,160,000 restricted common shares to accredited investors under a private placement of securities in the aggregate amount of $1,080,000 (the "Offering"). The

      Offering also provided with each share of common stock a three-year warrant to purchase one share of common stock at an exercise price of $.75 per share. The warrants are callable under certain circumstances. The Company has agreed to file a registration statement covering the sale or the shares of common stock and the common stock issuable upon exercise of the of the Warrants within ninety (90) days of the Private Placement closing and to use commercially reasonable efforts to cause such registration Statement to be declared effective by the SEC and to keep the Registration Statement effective for one year following the effective date.

      On December 3, 2004, the Company issued 25,000 shares of restricted common stock in settlement of $15,000 of accounts payable.

      Warrants - During the quarter ended December 31, 2004, the Company issued 2,660,000 warrants. No warrants were issued for the comparable period in 2003. The following table summarizes of warrant activity for the quarter ended December 31, 2004:

                                          Warrants Outstanding             Warrants Exercisable
                                      ----------------------------    ----------------------------
                                                       Weighted                        Weighted
                                      Number of        Average        Number of        Average
                                        Shares      Exercise Price      Shares      Exercise Price
      Balance, September 30, 2004      3,300,000      $    0.28        3,300,000      $    0.28
         Granted                       2,660,000      $    0.77        2,660,000      $    0.77
         Exercised                            --      $      --               --      $      --
                                       ---------                       ---------

      Balance, December 31, 2004       5,960,000      $    0.50        5,960,000      $    0.50
                                       =========      =========        =========      =========


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

THIS FORM 10-QSB MAY CONTAIN CERTAIN "FORWARD-LOOKING" STATEMENTS AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE REGISTRANT'S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE REGISTRANT'S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY", "WILL", "EXPECT", "BELIEVE", "ANTICIPATE", "INTENT", "COULD", "ESTIMATE", "MIGHT", "PLAN", "PREDICT" OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE REGISTRANT'S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO ACQUISITIONS, GOVERNMENTAL REGULATION, MANAGING AND MAINTAINING GROWTH, THE OPERATIONS OF THE COMPANY AND ITS SUBSIDIARIES, VOLATILITY OF STOCK PRICE AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER REGISTRANT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY DOES NOT INTEND TO UNDERTAKE TO UPDATE THE INFORMATION IN THIS FORM 10-QSB IF ANY FORWARD-LOOKING STATEMENT LATER TURNS OUT TO BE INACCURATE. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION PRESENTED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED SEPTEMBER 30, 2004.

RESULTS OF OPERATIONS

OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

Revenues - We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until late in the first or during the second calendar quarter of 2005. There is no guaranty that we will achieve proven viable precious metals or iron ore deposits at our various mine site locations. If such viable mineralization are proven and economically recoverable, we need to obtain necessary financing to proceed with the extraction of these minerals.

Expenses and Net Loss - Our expenses increased by $1,004,095, from $172,583 for the three months ended December 31, 2003 to $1,176,678 for the three months ended December 31, 2004. The increase is primarily attributable to increased professional fees of $721,448 incurred on consulting contracts and paid by issuance of the Company's common stock; incurring administrative consulting fees of $81,738 for staff at the new home office in Scottsdale, Arizona; an increase in mining expenses amounting to $74,110 which were incurred on our various mine sites to continue mineral analysis; and, an increase in other general and administrative expense classifications of $78,122. We also incurred $60,000 of expense associated with warrants issued during the three months ended December 31, 2004. These warrant costs were calculated utilizing the Black-Scholes option pricing model.

The Company's total net loss for the three months ended December 31, 2004 increased to $1,176,678 compared to a net loss of $172,583 incurred for the comparable three month period ended December 31, 2003. The increased loss for the current period is attributable to the aforementioned increased expenses.


PLAN OF OPERATION

Liquidity Capital Resources - To address the going concern problem addressed in our audited financial statements at September 30, 2004, we will require additional working capital. We will also require additional working capital funds for continuing payments for necessary corporate personnel, related general and administrative expenses and for implementation of our necessary business strategies.

We can make no assurance, however, that we will be able to have access to the capital markets in the future, or that the financing will be available on terms acceptable to satisfy our cash requirements. Our inability to access various capital markets or acceptable financing could have a material effect on our results of operations and deployment of our business strategies and severely threaten our ability to operate as a going concern.

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

Factors Affecting Future Operating Results - The Company has generated no revenues, other than interest income, since its inception. As a result, we have only a limited operating history upon which to evaluate our future potential performance. The Company's potential must be considered by evaluation of all risks and difficulties encountered by new companies which have not yet established their business operations. For an evaluation of various risks, see the section entitled "RISK FACTORS" below.

The price of gold and iron ore has experienced an increase in value over the past three years. Any significant drop in the price of gold, other precious metals or iron ore prices may have a materially adverse affect on the future results of the Company's operations unless the Company is able to offset such a price drop by substantially increased production.

The Company has no proven or probable reserves and has no ability to currently measure or prove its reserves other then relying on information produced by the government in the 1940's on its El Capitan mine site in New Mexico. We are currently having geological work performed at this site and having an economically feasible precious metals recovery process developed by an outside metallurgical firm for the ore at this site.

Off-Balance Sheet Arrangements - During the three months ended December 31, 2004, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

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

A SIGNIFICANT NUMBER OF SHARES OF OUR COMMON STOCK MAY BECOME AVAILABLE FOR SALE AND THEIR SALE COULD DEPRESS THE PRICE OF OUR COMMON STOCK.

Future sales of a substantial number of shares of our Common Stock in the public market could adversely affect the market price for our Common Stock and make it more difficult for shareholders to sell our Common Stock at times and prices that they believe are appropriate. As of December 31, 2004, we have issued and outstanding 66,717,975 shares of Common Stock and warrants to purchase up to an aggregate amount of 5,960,000 shares of Common Stock. Additionally, the Company has agreed to issue 1,500,000 shares of Common Stock if the El Capitan Mine is sold prior to March 18, 2005, and to grant an option to purchase up to 6,000,000 shares of Common Stock if such sale of the El Capitan Mine is for $150,000,000 or more. Of our Common Stock issued and outstanding, 15,967,760 shares are free of restrictions and freely transferable, 42,653,623 are transferable subject to trading restrictions under Rule 144 of the Securities Act of 1933, as amended, and 7,953,570 are restricted from transfer for varying time periods under Rule 144 of the Securities Act of 1933.

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

WE CURRENTLY DO NOT HAVE ENOUGH CASH TO FUND OPERATIONS DURING THE NEXT FISCAL YEAR.

As of December 31, 2004, we had only $115,177 of cash on hand. We will be required to raise additional capital in financing transactions in order to satisfy our expected cash expenditures. We expect to raise additional capital by selling shares of our capital stock or by borrowing money. However, such additional capital may not be available to us at acceptable terms or at all. If we sell additional shares of our capital stock, current ownership in our company will be subject to dilution. Further, we may choose to pledge assets of our Company in connection with debt financing, which assets will be subject to forfeiture if the debt is not repaid when due. In the event that we are unable to obtain additional capital, we may be forced to reduce our operating expenditures or to cease development and operations altogether.

AS OF THE END OF OUR FISCAL QUARTER ENDED DECEMBER 31, 2004, WE HAVE NOT HAD REVENUE-GENERATING OPERATIONS.

Although we anticipate entering into the operations phase for one or more of our properties during the current fiscal year, it is possible that none of our properties will ever produce significant mineral deposits.

OUR INDEPENDENT AUDITORS HAVE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have had net losses for each of the years ended September 30, 2004 and September 30, 2003, and we had an accumulated deficit as of December 31, 2004. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we may not generate significant revenues in the foreseeable future, our ability to continue as a going concern may depend, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

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


ITEM 3 - CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Registrant's disclosure controls and procedures within 90 days of the filing date of this annual report. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14 as of the end of the period covered by this report are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission were timely recorded, processed and reported within the time periods specified in the Securities and Exchange commission rules and forms.

There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None

ITEM 2. CHANGES IN SECURITIES

      On October 4, 2004, the Company issued 200,000 shares of restricted common stock for stock subscriptions received on September 28, 2004.

      On October 4, 2004, the Company issued 20,000 shares of S-8 common stock in settlement of $16,381of accounts payable.

      On October 4, 2004, the Company issued 100,000 shares of S-8 common stock to two consultants for consulting fees amounting to $65,000.

      On October 20, 2004, the Company issued 6,500 shares of S-8 common stock to a consultant for consulting fees amounting to $5,135.

      On October 24, 2004, the Company issued 1,536,859 restricted common shares under the terms and conditions on an Exclusive Agency Agreement. This Agreement gives the appointed representative exclusive solicitation and sale of iron to buyers in Asia.

      In November and December 2004 the Company issued 2,160,000 restricted common shares to accredited investors under a Private Placement Memorandum for $1,080,000. The Memorandum also provides for a warrant for each share of common stock purchased under the memorandum. The warrant is callable under certain circumstances, expires three years from date of issuance and has an exercise price of $0.75. The Company has agreed to file a registration statement covering the sale or the shares of common stock and the common stock issuable upon exercise of the of the Warrants within ninety (90) days of the Private Placement closing and to use commercially reasonable efforts to cause such registration Statement to be declared effective by the SEC and to keep the Registration Statement effective for one year following the effective date.

      On December 3, 2004, the Company issued 25,000 shares of restricted common stock in settlement of $15,000 of accounts payable.

      During the quarter ended December 31, 2004, the Company issued 2,660,000 warrants. No warrants were issued for the comparable period in 2003.

      On January 25, 2005, the Company issued to a consultant a five-year warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $.60 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On December 28, 2004, the Board of Directors authorized to amend the Company's Articles of Incorporation to increase the authorized common stock shares from 100,000,000 shares to 300,000,000 shares. The Board authorized the appropriate officers of the Corporation to file Schedule 14C Information Statement with the securities and exchange Commission regarding the authorized share increase. Also resolved by the Board, after the required time period prescribed by SEC Rule 14C, the Company will receive approval for the authorized increase from the Company's majority shareholder by written consent.

ITEM 5. OTHER INFORMATION

      Effective as of November 1, 2004, the Company appointed Stephen J. Antol as its Chief Financial Officer. From 1993 to November 2004, Mr. Antol provided services as an outside financial officer for public and nonpublic companies on a consulting basis. Mr. Antol served as Chief Financial Officer of Lou Register Furniture from 1990 to 1992. From 1987 to 1989, Mr. Antol served as Director of Finance for F.S. Inc. (dba Audio Express and Country Home Furniture. From 1975 to 1987, Mr. Antol worked for Giant Industries, Inc., an independent refiner and marketer of petroleum products, in such capacities as Corporate Controller and Corporate Treasurer. Mr. Antol received a Bachelor of Arts degree from Michigan State University in 1968, and became a licensed Certified Public Accountant in 1970. He no longer practices as a licensed CPA.

      Mr. Antol receives a salary of $10,000 per month. At this time, the Company and Mr. Antol have not entered into a formal written agreement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            4.1 Form of Warrant issued to Blake Advisors, LLC (incorporated herein by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30,
                  2004)

            4.2 Form of Warrant issued in Offering dated November 5, 2004 (incorporated herein by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004)

            4.3 Form of Warrant issued to John Stapleton dated January 25, 2005 in consideration of consulting services to the Company

            4.4 Schedule identifying material details of warrants issued by the Company Substantially identical to the Warrant filed in
                  Exhibit 4.1

            10.1 Investment Advisory Agreement with Blake Advisors, LLC dated October 19, 2004

            10.2 Exclusive Agency Agreement with Asia Finance Company LLC dated November 4, 2004 (incorporated herein by reference to Exhibit
                  10.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004)

            31.1 Certification of Charles C. Mottley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification of Steve Antol pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification of Charles C. Mottley pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            32.2 Certification of Steve Antol pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 14, 2005                 EL CAPITAN PRECIOUS METALS, INC.


                                          By: /s/ Charles C. Mottley
                                              ----------------------------------
                                              Charles C. Mottley
                                              President, Chief Executive Officer
                                              and Director
Dated:  February 14, 2005
                                          By: /s/ Stephen J. Antol
                                              ----------------------------------
                                              Stephen J. Antol
                                              Chief Financial Officer