Form 10QSB
period 2005-03-31
EL CAPITAN PRECIOUS METALS INC
filed 2005-05-16
CIK 1135202

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For The Quarterly Period Ended March 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 67,615,676 shares of common stock, par value $0.001, issued and outstanding as of May 5, 2005.

Transitional Small Business Disclosure Format (Check one): YES [ ] NO [X]

                        El Capitan Precious Metals, Inc.
                                   Form 10-QSB
                          Quarter Ended March 31, 2005

                                Table of Contents

                                                                                                      Page
                                                                                                      ----
PART I        Financial Information......................................................................1

     Item 1.  Financial Statements.......................................................................1
              Consolidated Balance Sheets as of March 31, 2005 (Unaudited)
                  and September 30, 2004.................................................................1
              Consolidated Statements of Operations for the three months and six months ended
                  March 31, 2005 and 2004 (Unaudited) and from July 26, 2002 (Inception)
                  to March 31, 2005 (Unaudited)..........................................................2
              Consolidated Statements of Stockholders' Equity (Deficit) for the period
                  October 1, 2003 to March 31, 2005 (Unaudited)..........................................3
              Consolidated Statements of Cash Flows for the six months ended
                  March 31, 2005 and 2004 (Unaudited) and from July 26, 2002 (Inception)
                  to March 31, 2005 (Unaudited)..........................................................5
              Notes to the Financial Statements..........................................................7

     Item 2.  Management's Discussion and Analysis and Plan of Operations...............................17

     Item 3.  Controls and Procedures ..................................................................23

PART II       Other Information.........................................................................23

     Item 2.  Changes in Securities and Use of Proceeds.................................................23

     Item 4.  Submission of Matters to a Vote of Security Holders.......................................24

     Item 6.  Exhibits .................................................................................24

SIGNATURES .............................................................................................25

PART I - FINANCIAL INFORMATION
  Item 1 - Financial Statements

                        EL CAPITAN PRECIOUS METALS, INC.
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                    March 31,     September 30,
                                                                                      2005            2004
                                                                                  ------------    ------------
                                     ASSETS
Current Assets:
      Cash                                                                        $    296,352    $     22,404
      Prepaid expenses                                                                  51,062
      Interest receivable                                                                7,378              --
      Notes receivable - related parties, less allowance for doubtful
                                    accounts of $50,000                                120,000              --
                                                                                  ------------    ------------
                Total Current Assets                                                   474,792          22,404
                                                                                  ------------    ------------

      Furniture and Equipment, at Cost                                                  65,966              --
           Less: Accumulated depreciation                                               (3,260)             --
                                                                                  ------------    ------------
                                                                                        62,706              --
                                                                                  ------------    ------------
Other Assets:
      Investment in mining property                                                    100,008         100,008
      Prepaid expense                                                                   66,666              --
      Note receivable net of allowance for doubtful account of $12,500                      --              --
      Due from majority shareholder                                                    150,385              --
      Deposits                                                                           9,445              --
      Investment in common stock of USCA.PK                                                 --              --
                                                                                  ------------    ------------
                                                                                  $    864,002    $    122,412
                                                                                  ============    ============
              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
      Accounts payable                                                            $    204,360    $    192,354
      Accrued liabilities                                                              175,234          50,702
      Interest payable, related parties                                                  2,335           1,652
      Interest payable, other                                                               --          15,971
      Notes payable, related parties                                                     8,577          42,577
      Notes payable, other                                                                  --         178,426
                                                                                  ------------    ------------
                Total Current Liabilities                                              390,506         481,682
                                                                                  ------------    ------------


Long-Term Note Payable, less discount of $113,448                                      186,552              --
                                                                                  ------------    ------------
                                  Total Liabilities                                    577,058         481,682
                                                                                  ------------    ------------
Commitments, Contingencies and Subsequent Events
Stockholders' Equity (Deficit):
      Preferred stock, $0.001 par value; 5,000,000 shares authorized; none
           issued and outstanding                                                           --              --
      Common stock, $0.001 par value; 300,000,000 shares authorized; 67,615,676
           and 62,669,616 issued and outstanding, respectively                          67,616          62,670
      Common stock subscribed                                                               --          50,000
      Additional paid-in capital                                                     4,923,714       2,425,626
      Deficit accumulated during the exploration stage                              (4,704,386)     (2,897,566)
                                                                                  ------------    ------------
                Total Stockholders' Equity (Deficit)                                   286,944        (359,270)
                                                                                  ------------    ------------
                                                                                  $    864,002    $    122,412
                                                                                  ============    ============

          See accompanying notes to consolidated financial statements.

                         EL CAPITAN PRECIOS METALS, INC.
                          (A Exploration Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Cumulative
                                               During            Three Months Ended               Six Months Ended
                                            Exploration               March 31,                       March 31,
                                                Stage           2005            2004            2005            2004
                                            ------------    ------------    ------------    ------------    ------------
GENERAL AND ADMINISTRTIVE
EXPENSES:
   Professional fees                        $  2,167,369    $     94,524    $     85,000    $    904,472    $    173,500
   Officer compensation                          907,284          56,250          60,000         116,250         120,000
   Management fees, related party                320,500          12,000          10,500          36,000          21,000
   Administrative consulting fees                198,238         116,500              --         198,238              --
   Legal and accounting                          375,290          78,400          21,496         121,908          23,961
   Mine expenses                                 266,981         177,240              --         251,350              --
   Other general and administrative              150,094          62,684             941          86,770           1,448
                                            ------------    ------------    ------------    ------------    ------------
                                               4,385,756         597,598         177,937       1,714,988         339,909
                                            ------------    ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                          (4,385,756)       (597,598)       (177,937)     (1,714,988)       (339,909)
                                            ------------    ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
   Interest income                                 9,094           4,703              --           9,094              --
   Interest expense:
       Related parties                           (27,999)           (169)         (3,643)           (518)         (7,034)
       Other                                     (72,840)         (1,443)         (7,501)         (4,773)        (14,721)
   Costs associated with warrants                (74,000)        (14,000)             --         (74,000)             --
   Expenses associated with debt issuance
        and conversion                          (152,885)        (21,635)             --         (21,635)             --
                                            ------------    ------------    ------------    ------------    ------------
                                                (318,630)        (32,544)        (11,144)        (91,832)        (21,755)
                                            ------------    ------------    ------------    ------------    ------------
NET LOSS                                    $ (4,704,386)   $   (630,142)   $   (189,081)   $ (1,806,820)   $   (361,664)
                                            ============    ============    ============    ============    ============

Net Loss Per Common Share                   $      (0.09)   $      (0.01)   $      (0.00)   $      (0.03)   $      (0.01)
                                            ============    ============    ============    ============    ============

Basic Weighted Average of
Common Shares Outstanding                     50,862,821      67,239,147      52,109,280      66,347,696      52,109,280
                                            ============    ============    ============    ============    ============

           See accompanying notes to consolidated financial statements

                        EL CAPITAN PRECIOUS METALS, INC.
                         (An Exploration Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)

                                                                                                           Deficit
                                                                                                         Accumulated
                                                                                          Additional      During The
                                                        Common Stock          Stock         Paid-In      Exploration
                                                   Shares        Amount    Subscriptions    Capital         Stage          Total
                                                -----------   -----------   -----------   -----------    -----------    -----------
Balances at September 30, 2003                   52,109,280   $    52,110            --   $   954,421    $(1,583,246)  $  (576,715)

Cost associated with warrants issued                     --            --            --       108,000             --        108,000

Common stock issued under executive
  compensation agreement in May 2004,
  $0.13 per share                                 1,350,000         1,350            --       178,650             --        180,000

Common stock issued under management
  agreement in May 2004, $0.13 per share          1,350,000         1,350            --       178,650             --        180,000

Common stock issued for services in June
  2004, $0.20 per share                             836,760           837            --       163,728             --        164,565

Common stock issued in connection with
  notes payable in June 2004, $0.25 per share       225,000           225            --        56,025             --         56,250

Common stock issued under executive
  compensation agreement in July 2004
  $0.14 per share                                   285,714           286            --        39,714             --         40,000

Common stock issued under management
  agreement in July 2004, $0.14 per share           285,714           285            --        39,715             --         40,000

Common stock issued for acquisition of
  Weaver mining interest in July 2004,
  $0.00 per share                                 3,000,000         3,000            --        (3,000)            --             --

Common stock issued for services in July
  2004, $0.15 per share                             703,740           704            --       105,128             --        105,832

Common stock issued for retirement of a note
  payable and accrued interest in July 2004,
  $0.13 per share                                 1,343,154         1,343            --       177,744             --        179,087

Common stock issued under executive
  compensation agreement in August 2004
  $0.14 per share                                   142,857           143            --        19,857             --         20,000

Common stock issued under management
  agreement in August 2004, $0.14 per share         142,857           143            --        19,857             --         20,000

Common stock issued for services in August
  2004, $0.20 per share                              50,000            50            --         9,950             --         10,000

Common stock issued under executive
  compensation agreement in September 2004,
  $0.43 per share                                    46,511            46            --        19,954             --         20,000

Common stock issued under management
  agreement in September 2004, $0.43 per
  share                                              46,511            47            --        19,953             --         20,000

Common stock issued for retirement of notes
  payable and accrued interest in September
  2004, $0.35 per share                             751,518           751            --       262,280             --        263,031

Beneficial conversion of notes payable                   --            --            --        75,000             --         75,000

Stock subscriptions                                      --            --        50,000            --             --         50,000

Net loss, year ended September 30, 2004                  --            --            --            --     (1,314,320)    (1,314,320)
                                                -----------   -----------   -----------   -----------    -----------    -----------

Balances at September 30, 2004                   62,669,616   $    62,670   $    50,000   $ 2,425,626    $(2,897,566)   $  (359,270)

          See accompanying notes to consolidated financial statements.

                        EL CAPITAN PRECIOUS METALS, INC.
                         (An Exploration Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)

                                                                                                           Deficit
                                                                                                         Accumulated
                                                                                          Additional      During The
                                                        Common Stock          Stock         Paid-In      Exploration
                                                   Shares        Amount    Subscriptions    Capital         Stage          Total
                                                -----------   -----------   -----------   -----------    -----------    -----------
Balances at September 30, 2004                  62,669,616    $    62,670   $    50,000   $ 2,425,626    $(2,897,566)   $  (359,270)

Subscribed stock issued                            200,000            200       (50,000)       49,800             --             --

Common stock issued in settlement
  of debt in October 2004, at
  $0.82 per share                                   20,000             20            --        16,361             --         16,381

Common stock issued for professional
  services  in October 2004 at $0.66 per share     106,500            106            --        70,029             --         70,135

Common stock issued for consulting agreement
  in November 2004 at  $0.44 per share           1,536,859          1,537            --       674,681             --        676,218

Common stock sold in private placement
  in November 2004 at $0.50  per share           2,110,000          2,110            --     1,052,890             --      1,055,000

Common stock in settlement of  debt
  in November 2004 at $0.60 per share               25,000             25            --        14.975             --         15,000

Common stock sold in private placement
    in December 2004 at $0.50                       50,000             50            --        24,950             --         25,000

Cost associated with warrants issued                    --             --            --        60,000             --         60,000

Costs associated with stock private
   placement                                            --             --            --       (19,363)            --        (19,363)

Common stock sold in private placement
    in January 2005 at $0.50                       265,000            265            --       132,235             --        132,500

Common stock issued for retirement of notes
  payable and accrued interest in February
  2005, $0.40 per share                            432,701            433            --       172,647             --        173,080

Common stock sold in private placement
    in March 2005 at $0.50                         200,000            200            --        99,800             --        100,000

Beneficial conversion of notes payable                  --             --            --        21,635             --         21,635

Costs associated with warrants issued                   --             --            --        14,000             --         14,000

Discounts associated with issuance of
convertible debt with detachable warrants                                                     113,448                       113,448


Net loss for the period ended March 31, 2005            --             --            --            --     (1,806,820)    (1,806,820)
                                               -----------    -----------   -----------   -----------    -----------    -----------

Balances, March 31, 2005 (Unaudited)            67,615,676    $    67,616   $        --   $ 4,923,714    $(4.704,386)   $   286,944
                                               ===========    ===========   ===========   ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                        EL CAPITAN PRECIOUS METALS, INC.
                         (An Exploration Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Six Months Ended March 31, 2005 and 2004 and for
           the Period from July 26, 2002 (Inception) to March 31, 2005
                                   (Unaudited)

                                                                                               Period From
                                                                                              July 26, 2002
                                                                                               (Inception)
                                                                                                Through
                                                               Six Months Ended March 31,      March 31,
                                                                  2005            2004            2005
                                                              ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                $ (1,806,820)   $   (361,664)   $ (4,704,386)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
            Expenses associated with common stock and
               warrants                                            824,036              --       2,827,683
            Beneficial conversion of notes payable                  21,635              --          96,635
            Amortization of discount on notes payable                   --              --          17,500
            Provision for uncollectible related party note
               receivable                                           50,000              --          62,500
            Depreciation and amortization                            3,260              --           3,260
      Changes in operating assets and liabilities:
           Increase interest receivable                             (7,378)             --          (7,378)
           Increase in prepaid expenses                            (51,062)             --         (51,062)
           Increase in deposits                                     (9,445)             --          (9,445)
           Increase in other prepaid expense                       (66,666)             --         (66,666)
           Increase in advances to majority shareholder           (150,385)             --        (150,385)
           Increase in accounts payable                             43,387           3,382         235,741
           Increase in accrued liabilities                         124,532          30,000         175,234
           Increase in accrued liabilities, related parties            683         261,000             683
           Increase in interest payable, related parties                --           7,034          22,739
           Increase in interest payable, other                          --          14,721          54,002
                                                              ------------    ------------    ------------
               Net Cash Used in Operating Activities            (1,024,223)        (45,527)     (1,493,345)
                                                              ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of mine interest                                         --         (14,000)       (100,000)
      Issuance of notes receivable                                (236,930)             --        (249,430)

      Payments received on notes receivable                         66,930              --          66,930
      Purchase of furniture and equipment                          (65,966)             --         (65,966)
      Cash paid in connection with acquisition of
        DLM Services, Inc.                                              --              --         (50,000)
                                                              ------------    ------------    ------------
           Net Cash Used in Investing Activities                  (235,966)        (14,000)       (398,466)
                                                              ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from the sale of common stock                     1,312,500              --       1,312,523
      Proceeds from notes payable, related parties                      --          22,400         219,900
      Proceeds from notes payable, other                           300,000          38,300         722,300
      Stock subscription received                                       --              --          50,000
      Costs associated with stock private placement                (19,363)             --         (19,363)
      Repayment of notes payable, related parties                  (34,000)             --         (53,323)
      Repayment of notes payable, other                            (25,000)             --         (43,874)
                                                              ------------    ------------    ------------
           Net Cash Provided by Financing Activities             1,534,137          60,700       2,188,163
                                                              ------------    ------------    ------------

          See accompanying notes to consolidated financial statements.

                        EL CAPITAN PRECIOUS METALS, INC.
                         (An Exploration Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Six Months Ended March 31, 2005 and 2004 and for
           the Period from July 26, 2002 (Inception) to March 31, 2005
                                   (Unaudited)

                                                                                                     Period From
                                                                                                    July 26, 2002
                                                                                                     (Inception)
                                                                                                      Through
                                                                       Six Months Ended March 31,     March 31,
                                                                          2005           2004           2005
                                                                      ------------   ------------   ------------
Increase in Cash                                                           273,948          1,173        296,352

Cash, Beginning of Period                                                   22,404             75             --
                                                                      ------------   ------------   ------------

Cash, Ending of Period                                                $    296,352   $      1,248   $    296,352
                                                                      ============   ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION:
        Cash paid for interest                                        $        950   $         --   $      2,127
                                                                      ============   ============   ============

        Cash paid for income taxes                                    $         --   $         --   $         --
                                                                      ============   ============   ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
        Issuance of common stock to Gold and Minerals Company, Inc.
        in connection with the purchase of interest in assets of El
        Capitan, Ltd.                                                 $         --   $         --   $          8
                                                                      ============   ============   ============

        Issuance of common stock to Gold and Minerals  Company,
        Inc. in connection with the purchase  of the COD Mine (Note
        1)                                                            $         --   $         --   $      3,600
                                                                      ============   ============   ============

        Issuance of common stock to Gold and Minerals Company, Inc.
        in connection with the purchase of the Weaver mineral
        property                                                      $         --   $         --   $      3,000
                                                                      ============   ============   ============

        Costs associated with warrants issued                         $     74,000   $         --   $    182,000
                                                                      ============   ============   ============

        Stock based compensation                                      $    746,353   $         --   $  2,585,750
                                                                      ============   ============   ============

        Issuance of common stock for financing costs                  $         --   $         --   $     56,250
                                                                      ============   ============   ============

        Conversion of notes payable and accrued
          interest for the issuance of common stock                   $    169,397   $         --     $611,51518
                                                                      ============   ============   ============

        Conversion of accounts payable to equity                      $     31,381   $         --   $     31,381
                                                                      ============   ============   ============

       Expenses paid with the issuance of common
       stock                                                          $      3,683   $         --   $      3,683
                                                                      ============   ============   ============

          See accompanying notes to consolidated financial statements.

                        EL CAPITAN PRECIOUS METALS, INC.
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the Six Months Ended March 31, 2005 (Unaudited)

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

      The Company is in the exploration stage and since inception has completed certain acquisitions and transactions (Note 2), but has not had any revenue producing operations.

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

      Basis of Presentation and Going Concern - The accompanying financial statements have been prepared assuming the Company will continues as going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is an exploration stage mining company and since its inception has had no mining revenues and has incurred recurring losses aggregating $4,704,386 accumulated during the exploration stage. In addition, the Company does not have a revolving credit facility with any financial institution. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital, negotiating adequate financing arrangements and on achieving sufficiently profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      The Company believes its cash requirements over the next twelve months can be funded through a combination of financing activities completed and projected and prior to cash flow generated through operations. The Company commenced a private placement of securities to accredited investors during the quarter ended December 31, 2004, and offered and sold additional securities under this private placement during the quarter ended March 31, 2005. Additionally, the Company offered and sold securities to accredited investors pursuant to an additional private placement during the quarter ended March 31, 2005. On March 30, 2005, the Company signed a 10% secured convertible debenture note for $300,000. See Note 7 for details. The Company is anticipating structuring additional long-term debt instruments, which will be collateralized with certain assets of the Company to assist in funding the working capital requirements of the Company. The Company is continually evaluating business opportunities such as joint venture processing agreements with the objective of creating cash flow to sustain the corporation and provide a source of funds for growth. While the Company believes it will be able to finance its continuing activities, there are no assurances of success in this regard or in the Company's ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If management's plans are not successful, operations and liquidity may be adversely impacted.

      Given the Company's limiting operating history, lack of revenue, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 2 - ACQUISITIONS AND DIVESTITURES

      Acquisition of El Capitan Mine from Gold and Minerals Co., Inc. - In October 2002, the pre-merger El Capitan Precious Metals, Inc. ("ECPN") completed the acquisition of a 40% interest in certain assets of El Capitan, Ltd. ("ECL"), an Arizona corporation and a wholly owned subsidiary of Gold and Minerals Co., Inc. ("Minerals"), a Nevada corporation. Minerals is involved in the exploration, development, and testing of mining properties. Consideration for the acquisition consisted of the issuance of ECPN common stock constituting a 77.5% equity ownership in ECPN prior to the reverse acquisition and $100,000 cash, of which $86,000 was paid through September 30, 2003, and $14,000 was paid in October 2003.

      The assets of ECL primarily consist of the El Capitan mine (the "Mine"), an inactive iron and related ore mine located in New Mexico. The Mine contains four patented claims and nine unpatented claims on approximately 200 acres in the Capitan Mountains in Lincoln County, New Mexico. The Mine has no proven reserves. The Company did not assume any liabilities or obligations of ECL.

      Purchase of Mining Claims from Minerals - In August 2003, the Company acquired from its majority shareholder, Minerals, certain mining claims granted by the United States Bureau of Land Management, buildings and personal property known as the COD Mine located near Kingman, Arizona. The COD Mine is an inactive underground mine consisting of thirteen mining claims as well as various outbuildings and other associated personal property Consideration for this purchase consisted of 3,600,000 shares of the Company's common stock. Because the COD Mine was acquired from the Company's controlling stockholder in exchange for shares of the Company's common stock, the transaction was accounted for as a non-monetary exchange and was recorded at no value in the consolidated financial statements.

      Sale of 80% of Mining Claims and Joint Venture - In May 2004, the Company executed a joint venture agreement (the "Joint Venture") with U.S. Canadian Minerals, Inc. ("USCA.PK"), a publicly-traded Nevada company, to explore, operate and utilize the COD Mine, including the recovery of gold and silver from the tailings of the COD Mine. The Joint Venture is to operate under the name "CanEl" until May 2020, unless terminated earlier pursuant to the terms of the Joint Venture. Under terms of the Joint Venture Agreement, the Company was required to transfer to USCA.PK an 80% interest in the COD mine in exchange for 720,000 restricted shares of USCA.PK common stock. Pursuant to a stock split effected by USCA.PK, Company currently holds 2,160,000 shares of the USCA stock. On the date of the original transaction, shares of unrestricted freely trading USCA.PK common stock traded at $2.85 per share, or, adjusted for the split, at $0.95 per share. Currently 1,000,000 of these shares are pledged as security for the $300,000 secured convertible debenture note. See Note 7.

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

      When the USCA.PK restriction period ends, and once the Company's assessment of the common stock allows for classification of the securities as marketable securities, it intends to classify the investment as an available for sale under Statement of Financial Accounting Standard (SFAS) No 115, Accounting for Certain Investments in Debt and Equity Securities. The Company will not record any value associated with the common stock until such time, unless it liquidates its investment earlier.

      The Joint Venture provides that the Company is to operate the COD Mine as it relates to the tailings and settlement pond and contribute the equipment needed for such operations which have not yet begun. USCA.PK has agreed to contribute 90 days operating capital to provide for at least three workers, fuel, necessary equipment agreed upon by the parties, and equipment repair and maintenance. Net profits, if any, from the operations tailings and settlement pond operations will be split equally among the Company and USCA.PK. Currently this project is on hold as USCA.PK is focusing on bringing current their SEC filings and to resume trading on the Bulletin Board.

      In addition to the Joint Venture, the Company also retained USCA.PK as a consultant for a period of two years to provide services pertaining to, among other things, identifying, studying and evaluating merger, acquisition, joint venture, strategic alliance and other proposals as well as implementation of financial public relations programs for the Company. In exchange for its services, USCA.PK was issued a one year warrant to acquire up to 3,000,000 shares of El Capitan common stock exercisable at $0.14 per share. This warrant expires on May 15, 2005. The total compensation cost related to the warrants was valued at $108,000 utilizing the Black Scholes option pricing method; the entire amount was expensed during the year ended September 30, 2004.

      Acquisition of Weaver Mining Claims - In July 2004 the Company purchased the Weaver mining claims from its controlling stockholder, Minerals, for the consideration of 3,000,000 shares of the Company's common stock. This acquisition consists of mining claims granted by the United States Bureau of Land Management, buildings and personal property and located near Congress, Arizona. Although the Company believes the fair value of the common stock approximates the fair value of the mining claims received, because the Weaver claims were acquired from the Company's controlling stockholder in exchange for shares of the Company's common stock, the transaction was accounted for as a non-monetary exchange and was recorded at a zero basis in the consolidated financial statements, and is at the same as Minerals' basis in this claim prior to the exchange.

      Purchase Agreement for Rainbow Valley Mining Property - In July 2004 the Company signed an agreement with an individual for the acquisition of approximately 1,620 acres located in Maricopa County, Arizona. The property is currently in the permitting stage. The Company drilled the property during the quarter ended March 31, 2005 and is currently assaying the results too determine the iron ore content and other mineral deposits of the mining site. Upon results of the final assays, permitting and obtaining the necessary right of ways, if all are successful, it is the Company's intent to utilize this site for mining iron ore and potentially other minerals.

      Under the terms of the agreement, the seller is to be paid $2,500 monthly for managing the testing, further developing of the property and necessary permitting. Upon completion of the successful testing and permitting of the site, the Company will be obligated to pay the seller $100,000. Additional consideration to be paid to the seller under the agreement consist of a royalty of $1.00 per ton of iron ore and 3% of the before tax profit on any minerals shipped from the property.

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

      Net Income (Loss) Per Share - SFAS No. 128, Earnings per Share, requires dual presentation of basic and diluted earnings or loss per share ("EPS") with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (consisting of warrants for 6,775,000 shares at March 31, 2005), were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. These dilutive securities are not considered in the calculation, as the impact of the potential shares would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

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

      No stock options were issued during the quarters ended March 31, 2005 or 2004. Accordingly, the Company's pro forma net loss is equal to its actual net loss.

      Impairment of Long-Lived Assets - Management assesses the carrying value of long-lived assets for impairment when circumstances indicate such amounts may not be recoverable from future operations. Generally, assets to be held and used are considered impaired if the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. At March 31, 2005 and September 30, 2004, respectively, long-lived assets were recorded at no value in the consolidated financial statements.

      Mineral Property Costs - Mineral property exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. The Company has capitalized $100,008 of mineral property acquisition costs.

      Income Taxes - The Company computes deferred income taxes under the asset and liability method prescribed by the SFAS No. 109. Under this method, deferred tax assets and liabilities are recognized for temporary differences between the financial statement amounts and the tax basis of certain assets and liabilities by applying statutory rates in effect when the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.

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

      SFAS 123R applies to all awards granted after the required effective date (the beginning of the first interim or annual reporting period that begins after December 15, 2005) and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under SFAS 123 will apply this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for prior periods adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. As a result, beginning in our fiscal quarter starting January 1, 2006, we will adopt SFAS 123R and begin reflecting the stock option expense determined under fair value based methods in our income statement rather than a pro forma disclosure in the notes to the financial statements. We expect the effect of adopting SFAS 123R to be similar to the effect presented in our pro forma disclosure related to SFAS 123.

NOTE 4 - INVESTMENTS IN USCA.PK

      At March 31, 2005 the Company owned 2,160,000 restricted shares of U. S. Canadian Minerals common stock. The market value per unrestricted share at the closing of the market on March 31, 2005 was $0.58 based on the last published sales price. These shares contain restrictions on their sale until May 2005. As discussed in Note 2, the initial carrying value of this investment is recorded at no value in the consolidated financial statements. On March 30, 2004, the Company pledged 1,000,000 shares of its USCA.PK investment as security for a secured convertible debenture note. See Note 7.

NOTE 5 - RELATED PARTY TRANSACTIONS

      Notes Receivable Related Parties - In October 2004 the Company loaned $120,000 at 12% per annum to Minerals, its majority shareholder. The current obligation under this note at March 31, 2005 is $126,391, including accrued interest. In November 2004 the Company loaned $66,930 at 12% per annum to a company affiliated with a director of the Company. This loan and related accrued interest was paid in full on January 19, 2005.

      Due from Controlling Shareholder - During the six month period ended March 31, 2005, the Company made net payments on behalf of Minerals, amounting to $150,385 relating to costs incurred on the El Capitan mine site. Pursuant to an agreement effective October 1, 2004 between the two companies, costs incurred at the El Capitan mine are to be split in accordance with their percentage ownership interest. The Company holds a 40% interest in the El Capitan mine, and Minerals, holds a 60% interest. To secure the amounts due under the note and the cost advances made on behalf Minerals by Company. Minerals has pledged to the Company 1,000,000 free trading shares of El Capitan Precious Metals, Inc. that it owns.

      Notes Payable - The Company has an unsecured 8% per annum note payable to the President and director of the Company. At March 31, 2005, the note payable to the President of the Company totaled $8,577. The note is due on demand.

      Employment Agreement -In March 2003, the Company executed a two-year employment agreement under which the Company issued 600,000 shares of common stock to its President and Director as incentive compensation. The agreement calls for the President to be paid a salary of $20,000 per month commencing January 1, 2003, which, at the option of the President, may be satisfied in shares of the Company's common stock. As of March 31, 2005, the Company had issued 2,282,222 shares of common stock in payment of $420,000 of salary. The 600,000 shares of common stock granted to the president were valued at $320,000, which was recorded as general and administrative expense in March 2003.

      Terms of the employment agreement also require the Company to issue 1,500,000 shares of common stock to the President should the Company sell the El Capitan mine during the term of the employment agreement. The Agreement expired on March 18, 2005 and no shares were issued under this provision. On February 1, 2005, the Board of Directors amended and extended only the conditional option provision of employment agreement which provided conditional stock options to be granted to the president if the El Capitan mining property is sold. The amended provision for conditional stock options provides that if the sale of the Mine is for a price in excess of $150,000,000, during the period March 18, 2005 through March 18, 2006, the Company is required to grant the President a five-year stock option to purchase 1,750,000 shares of the Company's common stock at an exercise price of $0.75 per share. At March 31, 2005, no new employment agreement was in effect with the President as all compensation is currently under review by the Compensation Committee.

      Management Fees - The Company agreed to pay management fees on a month-to-month basis to its previous corporate secretary of $1,000 per month beginning October 1, 2002. The parties agreed to increase the management fee to $3,500 per month beginning January 1, 2004, but such amount was again reduced in September 2004 to $2,500 a month. The corporate secretary resigned effective July 1, 2004, but the Company retained his services as a consultant through December 31, 2004 in consideration of a consulting fee of $2,500 per month.

      The Company currently has informal arrangements with four individuals, three of whom are officers and/or directors of the Company, pursuant to which such individuals serve as support staff for the functioning of the home office and all related corporate activities and projects. There are no written agreements with these individuals, and the Company pays an aggregate amount of $40,000 per month to these individuals for their services.

      Consulting Agreements -The Company has entered into a consulting agreement with an officer of Minerals pursuant to which the Company issued 600,000 shares of common stock to the consultant and agreed to pay a fee of $20,000 per month, which may be paid in shares of the Company's common stock at the Company's option. Through December 31, 2004, the Company has issued 2,282,222 shares in payment of $420,000 of the earned fees and the agreement expired on December 31, 2004.

NOTE 6 - NOTES PAYABLE OTHER

      At September 30, 2004, the Company had 8% and 12% unsecured notes payable to four stockholders of the Company amounting to $178,426, respectively, all of which are due on demand. During the quarter ended December 31, 2004, the Company paid an aggregate of $25,000 towards satisfaction of these loans. In February 2005, the remaining balance of these loans of $153,426 and related accrued interest amounting $19,654, were converted to common stock at $0.40 per share and issued as satisfaction for the obligations.

NOTE 7 - LONG-TERM NOTES PAYABLE

      On March 30, 2005, the Company issued a 10 % secured convertible debenture note for $300,000 to a shareholder of the Company. The note has a maturity of two and one-half years and contains a conversion feature into common stock at $0.60 per share. The note also provides for a five year warrant to be issued for the purchase of common stock at an exercise price of $0.75. The note is secured by 1,000,000 shares of the U.S. Canadian Minerals shares that the Company owns. The note also provides that if the Company should sell any of the 2,160,000 shares of the U.S. Canadian Mineral stock, the Company must allocate thirty-five percent (35%) of the net proceeds towards the retirement of the debenture note.

      The intrinsic value of the beneficial conversion feature of the note was $61,724 and the portion of the proceeds allocated to the warrants issued in connection with the debt amounted to $51,724. Accordingly, $113,448 was recognized as a reduction of the convertible debt and an addition to paid-in capital.

NOTE 8 - CONSULTING AGREEMENTS

      In June 2004, the Company entered into a one year consulting agreement with an unaffiliated third party in which the Company is to receive corporate planning and development services in exchange for 360,000 shares of the Company's common stock valued at $70,800 (the market price of the common stock at the date of issuance). Although the agreement was for a one year period, the entire amount was expensed during the year ended September 30, 2004, as this was the period the majority of the services were rendered.

      On October 19, 2004, the Company entered into an Investment Advisory Agreement with Blake Advisors, LLC ("Blake") for certain financial and investment advisory services. The term of the Agreement expires on October 31, 2005. Compensation under the Agreement provides for (i) the payment of $175,000 in cash and (ii) a monthly fee of $5,000 beginning November 1, 2004 and ending with the last payment due on October 1, 2005. Pursuant to the Agreement, the Company granted a five-year warrant to the consultant for the purchase of 500,000 shares of the Company's common stock at an exercise price of $0.85 per share. The agreement also provided Blake piggyback registration rights.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

      Pursuant to the terms of an Investment Advisory Agreement with Blake Advisors, LLC ("Blake") for certain financial and investment advisory services, the Company is obligated to pay to Blake as consulting fees (i) $175,000 in cash and (ii) a monthly fee of $5,000 beginning November 1, 2004 and ending with the last payment due on October 1, 2005. Pursuant to the Agreement the Company granted a five-year warrant to the consultant for the purchase of 500,000 shares of the Company's common stock at an exercise price of $0.85 per share. The agreement also provided Blake piggyback registration rights.

      The Company signed a lease for office space in Scottsdale, Arizona, effective November 1, 2004. The lease has a two year term and requires monthly payments of $3,845.

NOTE 10 - STOCKHOLDERS' EQUITY (DEFICIT)

      Changes to the Company's Capital Structure and Dividend - In April 2004, the Company's board of directors authorized an increase in the number of shares authorized for issuance by the Company from 50,000,000 to 100,000,000. The change was approved by the Company's majority shareholder. In conjunction with the increase in authorized shares, the board of directors authorized, and on July 23, 2004 declared, a 200% stock dividend for stockholders of record as of July 30, 2004. Accordingly, the Company issued 40,982,908 shares of its common stock to stockholders of record on July 30, 2004 resulting in total shares outstanding on that date of 61,474,362. The Company accounted for the stock dividend as a stock split effected in the form of a dividend. All shares presented in prior periods have been restated to reflect the stock dividend.

      In addition, the board of directors authorized the addition of 5,000,000 shares of preferred stock, $.001 par value, which may be issued by the Company pursuant to the voting powers, designation, liquidation or dividend preference, and relative participating, option or other special rights, and the qualifications, limitations or restrictions of the shares as may be so established for any series issued by the board of directors. This change was also approved by the Company's majority shareholder by written consent on July 23, 2004. No shares of preferred stock have been issued to date.

      On December 28, 2004, the Company's Board of Directors authorized an additional increase in the number of shares authorized for issuance by the Company from 100,000,000 to 300,000,000. The change was approved by the Company majority shareholder by written consent on March 11, 2005, and a Certificate of Amendment to the Articles of Incorporation was filed with the State of Nevada on April 7, 2005 to effect the amendment.

      Recent Issuances of Securities

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

      In November and December 2004 the Company issued 2,160,000 restricted common shares to accredited investors under a private placement of securities in the aggregate amount of $1,080,000 (the "Offering"). The Offering also provided with each share of common stock a three-year warrant to purchase one share of common stock at an exercise price of $.75 per share. The warrants are callable under certain circumstances. The Company has agreed to file a registration statement covering the sale or the shares of common stock and the common stock issuable upon exercise of the of the Warrants within ninety (90) days of the final sale under the Private Placement and to use commercially reasonable efforts to cause such registration Statement to be declared effective by the SEC and to keep the Registration Statement effective for one year following the effective date.

      On December 3, 2004, the Company issued 25,000 shares of restricted common stock in settlement of $15,000 of accounts payable.

      On January 10 and 14, 2005, the Company issued an additional 265,000 restricted common shares to accredited investors in the aggregate amount of $132,500 pursuant to the Offering commenced in November 2004, together with three year warrants for the purchase of an additional 265,000 shares of common stock at an exercise price of $0.75.

      On January 25, 2005, the Company granted a five year warrant for the purchase of 100,000 shares of common stock at an exercise price of $0.60 a share for professional services rendered to the Company.

      On February 8, 2005, the Company issued 432,701 shares of restricted common stock at $0.40 per share for the conversion short term notes payable of $153,426 and accrued interest of $19,654.

      On March 16, 2005, the Company issued 200,000 restricted common shares to an accredited investor in a private placement of securities in the aggregate amount of $100,000, together with a three warrant to purchase an additional 200,000 shares of common stock at an exercise price of $0.75. The Company has agreed to file a registration statement covering the sale or the shares of common stock and the common stock issuable upon exercise of the of the Warrants within ninety (90) days of the final sale under the Private Placement

      On March 30, 2005, the Company issued a 10 % secured convertible debenture note for $300,000 to a shareholder of the Company. See Note 7.

      Warrants - During the six month period ended March 31, 2005, the Company issued 3,475,000 warrants. No warrants were issued for the comparable period in 2004. The following table summarizes of warrant activity for the six month period ended March 31, 2005:

                                Warrants Outstanding      Warrants Exercisable
                               ----------------------   -----------------------
                                            Weighted                  Weighted
                                             Average                   Average
                               Number of    Exercise     Number of    Exercise
                                Shares        Price       Shares        Price

Balance, September 30, 2004    3,300,000   $     0.28    3,300,000   $     0.28
   Granted                     3,475,000   $     0.76    3,475,000   $     0.76
   Exercised                          --   $       --   $       --           --
                              ----------                ----------

Balance, March 31, 2005        6,775,000   $     0.53    6,775,000   $     0.53
                              ==========   ==========   ==========   ==========

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

RESULTS OF OPERATIONS

Operating Results for the Three Months Ended March  31, 2005 and 2004

Revenues - We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until late in the Company's third or fourth quarter for the fiscal year September 30, 2005. There is no guaranty that we will achieve proven viable precious metals or iron ore deposits at our various mine site locations. If such viable mineralization is proven and economically recoverable, we need to obtain necessary financing to proceed with the extraction of these minerals.

Expenses and Net Loss - Our general and administrative expenses increased by $419,661, from $177,937 for the three months ended March 31, 2004 to $597,598 for the three months ended March 31, 2005. The increase is primarily attributable to increases in administrative consulting fees of $116,500, mine expenses of $177,240, a reserve for an uncollectible note receivable of $50,000 and legal and accounting professional fees of $56,904. The increased administrative consulting fees were incurred due to additional staffing at the new home office in Scottsdale, Arizona; and the increase in mining expenses were incurred on our various mine sites to continue mineral analysis, drilling programs and prepare the El Capitan mining property for sale to a major mining company. The increase in legal and accounting fees is attributable mainly to an increase in fees related to the Company's recent offering and other corporate actions.

We also incurred an increase in other expenses for the three months ended March 31, 2005 in the amount of $21,400 over the comparable period ending March 31, 2004. This increase is primarily comprised of costs associated with issuance and conversion of debt of $21,635 and costs associated with warrants of $14,000. The warrant costs were calculated utilizing the Black-Scholes option pricing model. The increase in other expenses for the current period ended March 31, 2005 was offset by interest income in the amount of $4,703 and by a decrease in interest expense of $9,532 which resulted from a reduction in outstanding short term notes payable.

The Company's total net loss for the three months ended March 31, 2005 increased to $630,142 as compared to a net loss of $189,081 incurred for the comparable three month period ended March 31, 2004. The increased loss for the current period is attributable to the aforementioned increased expenses.

Operating Results for the Six Months Ended March 31, 2005 and 2004

Revenues - We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until late in the Company's third or fourth quarter for the fiscal year September 30, 2005. There is no guaranty that we will achieve proven viable precious metals or iron ore deposits at our various mine site locations. If such viable mineralization is proven and economically recoverable, we need to obtain necessary financing to proceed with the extraction of these minerals.

Expenses and Net Loss - Our general and administrative expenses increased by $1,375,079, from $339,909 for the six months ended March 31, 2004 to $1,714,988 for the six months ended March 31, 2005. The increase is primarily attributable to increases in professional fees of $730,972, administrative consulting fees of $198,238, mine expenses of $251,350, a reserve for an uncollectible note receivable of $50,000 and legal and accounting professional fees of $97,947. The increase in professional fees is primarily attributable to the Asian Finance Corporation agreement and cost related to the cost of issuance of restricted common stock valued at $676,218 and amortization of $33,333 of the prepaid commission provided for under the agreement. Administrative consulting fees were incurred at the new home office in Scottsdale, Arizona related to increased staffing. The increase in mining expenses were incurred on our various mine sites to continue mineral analysis, drilling programs, continue development of an extraction process for the El Capitan property and prepare the El Capitan mining property for sale to a major mining company. The increase in legal and accounting fees is attributable mainly to increased legal fees relative to the private placement memorandum, warrant documents associated with this offering, preparation of a registration statement associated with the offering and continuing legal representation regarding potential contracts and related dialog.

We also incurred an increase in other expenses for the six months ended March 31, 2005 in the amount of $70,077 over the comparable period ending March 31, 2004. This increase is primarily comprised of costs associated with issuance and conversion of debt of $21,635 and costs associated with warrants of $74,000. The warrant costs were calculated utilizing the Black-Scholes option pricing model. The increase in other expenses for the current period ended March 31, 2005 were offset by interest income in the amount of $9,094 and by a decrease in interest expense of $16,464 which resulted from a reduction in outstanding short term notes payable.

 The Company's total net loss for the six months ended March 31, 2005 was $1,806,820 as compared to a net loss of $361,664 incurred for the comparable six month period ended March 31, 2004. The increased loss for the current period is attributable to the aforementioned increased expenses.

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

During the remainder of our fiscal year the Company will concentrate on raising the necessary working capital through equity financing and acceptable debt facilities to insure the Company's ability to implement its business strategies. To the extent that additional capital is raised through the sale of equity or equity related securities, the issuance of such securities could result in dilution of our current shareholders.

We intend to continue to prove up our various mining properties, pursue finalizing iron ore contracts with China steel producers, and finalize the expected development plan to extract the precious metals from the El Capitan property site. We are also prioritizing resources for the finalizing the El Capitan property for presentation for sale to major mining companies.

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

Off-Balance Sheet Arrangements - During the three months and six months ended March 31, 2005, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

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

Future sales of a substantial number of shares of our Common Stock in the public market could adversely affect the market price for our Common Stock and make it more difficult for shareholders to sell our Common Stock at times and prices that they believe are appropriate. As of March 31, 2005, we have issued and outstanding 67,615,676 shares of Common Stock and warrants to purchase up to an aggregate amount of 6,775,000 shares of Common Stock. Additionally, the Company has agreed to grant an option to purchase up to 1,750,000 shares of Common Stock at an exercise price of $0.75 per shares if the sale of the El Capitan Mine is for $150,000,000 or more during the period March 18, 2005 and March 18, 2006.

RISKS RELATING TO OUR FINANCIAL CONDITION

The volatility of precious metal prices may affect our earnings.

We anticipate that a significant portion of our future revenues to come from the sale of gold, silver and other precious metals, and as a result, our earnings will be directly affected by the prices of such metals. Demand for precious metals can be influenced by economic conditions, including worldwide production, attractiveness as an investment vehicle, the relative strength of the U.S. dollar and local investment currencies, interest rates, exchange rates, inflation and political stability. The aggregate effect of these factors is not within our control and is impossible to predict with accuracy. The price of precious metals has on occasion been subject to very rapid short-term changes due to speculative activities. Fluctuations in precious metal prices may adversely affect the value of any discoveries made at the sites with which we are involved. If the market prices for these precious metals falls below the mining and development costs we incur to produce such precious metals, we will experience losses and may have to discontinue operations at one or more of our properties.

We currently do not have enough cash to fund operations during the next fiscal year.

As of March 31, 2005, we had $296,352 of cash on hand. We will be required to raise additional capital in financing transactions in order to satisfy our expected cash expenditures. We expect to raise additional capital by selling shares of our capital stock or by borrowing money. However, such additional capital may not be available to us at acceptable terms or at all. If we sell additional shares of our capital stock, current ownership in our Company will be subject to dilution. Further, we may choose to pledge assets of our Company in connection with debt financing, which assets will be subject to forfeiture if the debt is not repaid when due. In the event that we are unable to obtain additional capital, we may be forced to reduce our operating expenditures or to cease development and operations altogether.

As of the end of our fiscal quarter ended March 31, 2005, we have not had revenue-generating operations.

Although we anticipate entering into the operations phase for one or more of our properties during the current fiscal year, it is possible that none of our properties will ever produce significant mineral deposits.

Our independent auditors have substantial doubt about our ability to continue as a going concern.

We have had net losses for each of the years ended September 30, 2004 and September 30, 2003, and we had an accumulated deficit as of March 31, 2005 of $4,707,386. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we may not generate significant revenues in the foreseeable future, our ability to continue as a going concern may depend, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

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

Our business is subject to extensive federal, state and local laws and regulations governing exploration, development, production, labor standards, occupational health, waste disposal, and use of toxic substances, environmental regulations, mine safety and other matters. Additionally, new legislation and regulations may be adopted at any time that affects our business. Compliance with these changing laws and regulations could require increased capital and operating expenditures and could prevent or delay some or all of the Company's future operations.

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

A material portion of our holdings include unpatented mining claims. The validity of unpatented claims is often uncertain and may be contested. In accordance with the mining industry practice, we generally do not obtain title opinions until we decide to develop a property. Accordingly, it is possible that title to some of our undeveloped properties may be defective.

Item 3 - Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Registrant's disclosure controls and procedures within 90 days of the filing date of this annual report. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission were timely recorded, processed and reported within the time periods specified in the Securities and Exchange commission rules and forms.

There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II - OTHER INFORMATION

Item 2.    Changes in Securities

      On January 10 and 14, 2005, the Company issued an additional 265,000 restricted common shares to accredited investors in the aggregate amount of $132,500 pursuant to an offering commenced in November 2004, together with three year warrants to purchase an additional 265,000 shares of common stock at an exercise price of $0.75. The Company has agreed to file a registration statement covering the sale or the shares of common stock and the common stock issuable upon exercise of the of the warrants within ninety (90) days of the final sale under the offering and to use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC and to keep the registration statement effective for one year following the effective date.

      On January 25, 2005, the Company granted a five year warrant for the purchase of 100,000 shares of common stock at an exercise price of $0.60 a share for professional services rendered to the Company.

      On February 8, 2005, the Company issued 432,701 shares of restricted common stock at $0.40 per share for the conversion short term notes payable of $153,426 and accrued interest of $19,654.

      On March 16, 2005, the Company issued 200,000 restricted common shares to an accredited investor in a private placement of securities in the aggregate amount of $100,000, together with a three year warrant to purchase an additional 200,000 shares of common stock at an exercise price of $0.75. The Company has agreed to file a registration statement covering the sale or the shares of common stock and the common stock issuable upon exercise of the of the Warrants within ninety (90) days of the final sale under the Private Placement

      On March 30, 2005, the Company issued a 10% secured convertible debenture note for $300,000 to a shareholder of the Company. The 30-month note is convertible into shares of common stock at a conversion price of $.60 per share. See Note 7.

      During the quarter ended March 31, 2005, the Company issued 815,000 warrants. No warrants were issued for the comparable period in 2004.

      The Company is currently preparing a Registration Statement under Form SB-2, to register 6,700,000 shares of common stock with the Securities and Exchange Commission under the Securities Act of 1933. Upon completion of this registration, the common stock registered will be free trading stock in the marketplace. The Company anticipates having this Registration Statement filed by the end of May 2005.

Item 4.    Submission of Matters to a Vote of Security Holders

           On December 28, 2004, the Board of Directors authorized to amend the Company's Articles of Incorporation to increase the authorized common stock shares from 100,000,000 shares to 300,000,000 shares. The Board authorized the appropriate officers of the Corporation to file Schedule 14C Information Statement with the Securities and Exchange Commission regarding the authorized share increase. After the required time period prescribed by SEC Rule 14C, the Company received approval for the authorized increase from the Company's majority shareholder by written consent on March 11, 2005. The Company filed a Certificate of Amendment to the Articles of Incorporation with the Nevada Secretary of State on April 7, 2005 to effect the amendment.

Item 6.     Exhibits

      3.1   Certificate of Amendment

      3.2 Articles of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-KSB for the period ended 9/30/2004 and filed on 1/24/2005).

      31.1 Certification of Charles C. Mottley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification of Stephen J. Antol pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certification of Charles C. Mottley pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Certification of Stephen J. Antol pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 13, 2005                   EL CAPITAN PRECIOUS METALS, INC.

                                       By:    /s/ Charles C. Mottley
                                              --------------------------------
                                              Charles C. Mottley
                                              President, Chief Executive
                                              Officer and Director
Dated:  May 13, 2005                   By:    /s/ Stephen J. Antol
                                              --------------------------------
                                              Stephen J. Antol
                                              Chief Financial Officer