Form 10QSB
period 2005-06-30
EL CAPITAN PRECIOUS METALS INC
filed 2005-08-15
CIK 1135202

U.S. SECURITIES AND EXCHANGE
                            COMMISSION Washington, DC
                                      20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 68,325,676 shares of common stock, par value $0.001, issued and outstanding as of July 26, 2005.

Transitional Small Business Disclosure Format (Check one): YES [ ] NO [X]

                        El Capitan Precious Metals, Inc.
                                   Form 10-QSB
                           Quarter Ended June 30, 2005

                                Table of Contents


                                                                                                                Page

PART I        Financial Information...............................................................................1

     Item 1.  Financial Statements................................................................................1
              Consolidated Balance Sheets as of June 30, 2005 (Unaudited)
                  and September 30, 2004..........................................................................1
              Consolidated Statements of Operations for the three months and nine months ended
                  June 30, 2005 and 2004 (Unaudited) and from July 26, 2002 (Inception)
                  to June 30, 2005 (Unaudited)....................................................................2
              Consolidated Statements of Stockholders' Equity (Deficit) for the period
                  October 1, 2003 to June 30, 2005 (Unaudited)....................................................3
              Consolidated Statements of Cash Flows for the nine months ended
                  June 30, 2005 and 2004 (Unaudited) and from July 26, 2002 (Inception)
                  to June 30, 2005 (Unaudited)....................................................................5
              Notes to the  Consolidated Financial Statements.....................................................7


     Item 2.  Management's Discussion and Analysis and Plan of Operations........................................18

     Item 3.  Controls and Procedures ...........................................................................24

PART II       Other Information..................................................................................24

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........................................24

     Item 4.  Submission of Matters to a Vote of Security Holders................................................25

     Item 6.  Exhibits ..........................................................................................25

SIGNATURES ......................................................................................................26

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                        EL CAPITAN PRECIOUS METALS, INC.
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                               June 30,         September 30,
                                                                                 2005                2004
                                                                            -----------         -------------
                    ASSETS
Current Assets:
     Cash                                                                   $    96,354         $    22,404
     Prepaid expenses                                                            17,060                  --
     Interest receivable                                                          9,991                  --
              Notes receivable                                                  120,000                  --
                                                                            -----------         -----------
              Total Current Assets                                              243,405              22,404

     Furniture and Equipment, at Cost                                            69,101                  --
         Less: Accumulated depreciation                                          (5,525)                 --
                                                                            -----------         -----------
                                                                                63,576                   --
                                                                            -----------         -----------
Other Assets:
     Investment in mining property                                              100,008             100,008
     Note receivable net of allowance for doubtful account of $12,500                --                  --
     Due from majority shareholder                                              346,800                  --
     Deposits                                                                     9,445                  --
     Investment in common stock of USCA.PK                                           --                  --
                                                                            -----------         -----------
                                                                            $   763,234         $   122,412
                                                                            ===========         ===========
              LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
     Accounts payable                                                       $   327,585         $   192,354
     Accrued liabilities                                                        237,184              50,702
     Interest payable, related parties                                            2,342               1,652
     Interest payable, other                                                      7,643              15,971
     Notes payable, related parties                                               8,577              42,577
     Notes payable, other                                                            --             178,426
                                                                            -----------         -----------
              Total Current Liabilities                                         583,331             481,682
                                                                            -----------         -----------
Long-Term Note Payable, less discount of $102,103                               197,897                  --
                                                                            -----------         -----------

                                  Total Liabilities                             781,228             481,682
                                                                            -----------         -----------
Commitments, Contingencies and Subsequent Events
Stockholders' (Deficit):
     Preferred stock, $0.001 par value; 5,000,000 shares authorized;
         none issued and outstanding                                                 --                  --
     Common stock, $0.001 par value; 300,000,000 shares authorized;
         68,325,676 and 62,669,616 issued and outstanding,
         respectively                                                            68,326              62,670
     Common stock subscribed                                                         --              50,000
     Additional paid-in capital                                               5,207,004           2,425,626
     Deficit accumulated during the exploration stage                        (5,293,324)         (2,897,566)
                                                                            -----------         -----------
              Total Stockholders' Equity (Deficit)                              (17,994)           (359,270)
                                                                            -----------         -----------
                                                                            $   763,234         $   122,412
                                                                            ===========         ===========

See accompanying notes to consolidated financial statements.

                        EL CAPITAN PRECIOUS METALS, INC.
                         (An Exploration Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 For the Period
                                                 July 26, 2002         Three Months Ended                  Nine Months Ended
                                                  (Inception)                  June 30                           June 30
                                                        To        -----------------------------     -----------------------------
                                                  June 30, 2005       2005             2004             2005              2004
                                                 --------------   ------------     ------------     ------------     ------------
GENERAL AND ADMINISTRATIVE
EXPENSES:
    Professional fees                            $  2,244,203     $     76,834     $    150,865     $    981,306     $    324,365
     Officer compensation                             936,034           28,750           60,000          145,000          180,000
     Management fees, related party                   320,500               --           10,500           36,000           31,500
     Administrative consulting fees                   298,239          100,001               --          298,239               --
     Legal and accounting                             410,977           35,687           11,655          157,595           35,616
     Mine expenses                                    497,402          230,421            4,430          481,771            4,430
     Other general and administrative                 251,780          101,686            6,877          188,456            8,325
                                                 ------------     ------------     ------------     ------------     ------------
                                                   (4,959,135)        (573,379)        (244,327)      (2,288,367)        (584,236)
                                                 ------------     ------------     ------------     ------------     ------------

LOSS FROM OPERATIONS                               (4,959,135)        (573,379)        (244,327)      (2,288,367)        (584,236)
                                                 ------------     ------------     ------------     ------------     ------------
OTHER INCOME (EXPENSE):
     Interest income                                   12,694            3,600               --           12,694               --
     Interest expense:
        Related parties                               (28,407)            (408)          (3,769)            (926)         (10,803)
        Other                                         (91,591)         (18,751)         (51,831)         (23,524)         (66,552)
     Costs associated with warrants                   (74,000)              --               --          (74,000)              --
     Expenses associated with debt issuance
       and conversion                                (152,885)              --               --          (21,635)              --
                                                 ------------     ------------     ------------     ------------     ------------
                                                     (334,189)         (15,559)         (55,600)        (107,391)         (77,355)
                                                 ------------     ------------     ------------     ------------     ------------

NET LOSS                                         $ (5,293,324)    $   (588,938)    $   (299,927)    $ (2,395,758)    $   (661,591)
                                                 ============     ============     ============     ============     ============
Net Loss Per Common Share                        $      (0.01)    $      (0.04)    $      (0.01)    $      (0.10)    $      (0.01)
                                                 ============     ============     ============     ============     ============
Basic Weighted Average of
Common Shares Outstanding                          52,375,545       67,735,511       53,600,705       66,810,301       52,604,607
                                                 ============     ============     ============     ============     ============


           See accompanying notes to consolidated financial statements

                        EL CAPITAN PRECIOUS METALS, INC.
                         (An Exploration Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
             For the Period September 30, 2003 Through June 30, 2005
                                   (Unaudited)

                                                                                                          Deficit
                                                                                                         Accumulated
                                                                                          Additional      During The
                                                  Common Stock              Stock          Paid-In       Exploration
                                               Shares         Amount    Subscriptions      Capital          Stage          Total
                                             ----------    -----------    -----------    -----------     -----------    -----------
Balances at September 30, 2003               52,109,280    $    52,110             --    $   954,421     $(1,583,246)   $  (576,715)

Cost associated with warrants issued                 --             --             --        108,000              --        108,000

Common stock issued under executive
  compensation agreement in May 2004,
  $0.13 per share                             1,350,000          1,350             --        178,650              --        180,000

Common stock issued under management
  agreement in May 2004, $0.13 per share      1,350,000          1,350             --        178,650              --        180,000

Common stock issued for services in June
  2004, $0.20 per share                         836,760            837             --        163,728              --        164,565

Common stock issued in connection with
  notes payable in June 2004, $0.25
per share                                       225,000            225             --         56,025              --         56,250

Common stock issued under executive
  compensation agreement in July 2004
  $0.14 per share                               285,714            286             --         39,714              --         40,000

Common stock issued under management
  agreement in July 2004, $0.14 per
share                                           285,714            285             --         39,715              --         40,000

Common stock issued for acquisition of
  Weaver mining interest in July 2004,
  $0.00 per share                             3,000,000          3,000             --         (3,000)             --             --

Common stock issued for services in
July
  2004, $0.15 per share                         703,740            704             --        105,128              --        105,832

Common stock issued for retirement of
a note
  payable and accrued interest in July
2004,
  $0.13 per share                             1,343,154          1,343             --        177,744              --        179,087

Common stock issued under executive
  compensation agreement in August 2004
  $0.14 per share                               142,857            143             --         19,857              --         20,000

Common stock issued under management
  agreement in August 2004, $0.14 per
share                                           142,857            143             --         19,857              --         20,000

Common stock issued for services in
August
  2004, $0.20 per share                          50,000             50             --          9,950              --         10,000

Common stock issued under executive
  compensation agreement in September
2004,
  $0.43 per share                                46,511             46             --         19,954              --         20,000

Common stock issued under management
  agreement in September 2004, $0.43
per
  share                                          46,511             47             --         19,953              --         20,000

Common stock issued for retirement of
notes
  payable and accrued interest in
September
  2004, $0.35 per share                         751,518            751             --        262,280              --        263,031


Beneficial conversion of notes payable               --             --             --         75,000              --         75,000

Stock subscriptions                                  --             --         50,000             --              --         50,000

Net loss, year ended September 30, 2004              --             --             --             --      (1,314,320)    (1,314,320)
                                             ----------    -----------    -----------    -----------     -----------    -----------

Balances at September 30, 2004               62,669,616    $    62,670    $    50,000    $ 2,425,626     $(2,897,566)   $  (359,270)


See accompanying notes to consolidated financial statements.

                        EL CAPITAN PRECIOUS METALS, INC.
                         (An Exploration Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
             For the Period September 30, 2003 Through June 30, 2005

                                   (Unaudited)

                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                         Additional      During The
                                                 Common Stock               Stock          Paid-In      Exploration
                                              Shares         Amount    Subscriptions       Capital          Stage          Total
                                           -----------    -----------    -----------     -----------     -----------    -----------
Balances at September 30, 2004              62,669,616    $    62,670    $    50,000     $ 2,425,626     $(2,897,566)   $  (359,270)

Subscribed stock issued                        200,000            200        (50,000)         49,800              --             --

Common stock issued in settlement
  of debt in October 2004, at
  $0.82 per share                               20,000             20             --          16,361              --         16,381

Common stock issued for professional
  services in October 2004 at $0.66 per
  share                                        106,500            106             --          70,029              --         70,135

Common stock issued for consulting
  agreement in November 2004 at
  $0.44 per share                            1,536,859          1,537             --         674,681              --        676,218
Common stock sold in private placement
  in November 2004 at $0.50 per share        2,110,000          2,110             --       1,052,890              --      1,055,000

Common stock in settlement of  debt
  in November 2004 at $0.60 per share           25,000             25             --          14.975              --         15,000

Common stock sold in private placement
    in December 2004 at $0.50                   50,000             50             --          24,950              --         25,000


Cost associated with warrants issued                --             --             --          60,000          60,000

Costs associated with stock private
   placement                                        --             --             --         (19,363)        (19,363)

Common stock sold in private placement
    in January 2005 at $0.50                   265,000            265             --         132,235              --        132,500


Common stock issued for retirement of
notes
  payable and accrued interest in
February
  2005, $0.40 per share                        432,701            433             --         172,647              --        173,080

Common stock sold in private placement
    in March 2005 at $0.50                     200,000            200             --          99,800              --        100,000


Beneficial conversion of notes payable              --             --             --          21,635              --         21,635


Costs associated with warrants issued               --             --             --          14,000              --         14,000

Discounts associated with issuance of
convertible debt with detachable
warrants                                       113,448        113,448

Common stock sold in private placement
    in April - June 2005 at $0.40              710,000            710             --         283,290              --        284,000


Net loss for the period ended June 30,              --             --             --              --      (2,395.758)    (2,395,758)
    2005
                                           -----------    -----------    -----------     -----------     -----------    -----------
Balances, June 30, 2005 (Unaudited)         68,325,676    $    68,326    $        --     $ 5,207,004     $(5,293,324)   $   (17,994)
                                           ===========    ===========    ===========     ===========     ===========    ===========

          See accompanying notes to consolidated financial statements.

                        EL CAPITAN PRECIOUS METALS, INC.
                         (An Exploration Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Nine Months Ended June 30, 2005 and 2004 and for
           the Period from July 26, 2002 (Inception) to June 30, 2005
                                   (Unaudited)

                                                                                           Period From
                                                                                          July 26, 2002
                                                                                           (Inception)
                                                                                            Through
                                                            Nine Months Ended June 30,      June 30,
                                                               2005            2004           2005
                                                           -----------       ---------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                             $(2,395,758)      $(661,591)    $(5,293,324)

      Adjustments to reconcile net loss to net cash used in operating activities:

            Expenses associated with common stock and
               warrants                                        871,388         489,465       2,934,153
            Beneficial conversion of notes payable              21,635              --          96,635
            Amortization of discount on notes payable           11,345          56,250          28,845
            Provision for uncollectible related party
      note
               receivable                                       50,000              --          62,500
            Depreciation and amortization                        5,525              --           5,525
      Changes in operating assets and liabilities:

          Increase interest receivable                          (9,991)             --          (9,991)
          Increase in prepaid expenses                         (17,060)             --         (17,060)

          Increase in deposits                                  (9,445)             --          (9,445)

          Increase in advances to majority shareholder        (346,800)             --        (346,800)

          Increase in accounts payable                         135,231           9,890         327,585

          Increase (decrease) in accrued liabilities           186,482         (23,100)        237,184
          Increase in accrued liabilities, related
          parties                                                   --          31,500              --
          Increase in interest payable, related parties            690          11,139           2,342
          Increase in interest payable, other                   (8,328)         21,278           7,643
                                                           -----------       ---------     -----------
              Net Cash Used in Operating Activities         (1,505,086)        (65,169)     (1,974,208)
                                                           -----------       ---------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of mine interest                                     --         (14,000)       (100,000)
      Issuance of notes receivable                            (236,930)             --        (249,430)

      Payments received on notes receivable                     66,930              --          66,930
      Purchase of furniture and equipment                      (69,101)             --         (69,101)
      Cash paid in connection with acquisition of
        DLM Services, Inc.                                          --              --         (50,000)
                                                           -----------       ---------     -----------
          Net Cash Used in Investing Activities               (239,101)        (14,000)       (401,601)
                                                           -----------       ---------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from the sale of common stock                 1,596,500              --       1,596,523
      Proceeds from notes payable, related parties                  --          22,400         219,900
      Proceeds from notes payable, other                       300,000          78,300         722,300
      Stock subscription received                                   --              --          50,000
      Costs associated with stock private placement            (19,363)             --         (19,363)
      Repayment of notes payable, related parties              (34,000)        (14,813)        (53,323)
      Repayment of notes payable, other                        (25,000)             --         (43,874)
                                                           -----------       ---------     -----------
          Net Cash Provided by Financing Activities          1,818,137          85,887       2,472,163
                                                           -----------       ---------     -----------


          See accompanying notes to consolidated financial statements.

                        EL CAPITAN PRECIOUS METALS, INC.
                         (An Exploration Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Nine Months Ended June 30, 2005 and 2004 and for
           the Period from July 26, 2002 (Inception) to June 30, 2005
                                   (Unaudited)
                                   Period From

                                                                                                              July 26, 2002
                                                                                                               (Inception)
                                                                                                                 Through
                                                                       Nine Months Ended June 30,                June 30,
                                                                     2005                    2004                  2005
                                                                  ----------              ----------            ----------
Increase in Cash                                                      73,950                   6,718                96,354

Cash, Beginning of Period                                             22,404                      75                    --
                                                                  ----------              ----------            ----------
Cash, Ending of Period                                                96,354              $    6,793                96,354
                                                                  ==========              ==========            ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for interest                                     $      950              $       --            $    2,127
                                                                  ==========              ==========            ==========

       Cash paid for income taxes                                 $       --              $       --            $       --
                                                                  ==========              ==========            ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
       Issuance of common stock to Gold and Minerals
       Company, Inc. in connection with the purchase of
       interest in assets of El Capitan, Ltd.                     $       --              $       --            $        8
                                                                  ==========              ==========            ==========

       Issuance of common stock to Gold and Minerals
       Company, Inc. in connection with the purchase  of
       the COD Mine (Note 1)                                      $       --              $       --            $    3,600
                                                                  ==========              ==========            ==========

       Issuance of common stock to Gold and Minerals
       Company, Inc. in connection with the purchase of
       the Weaver mineral property                                $       --              $       --            $    3,000
                                                                  ==========              ==========            ==========

       Costs associated with warrants issued                      $   74,000              $       --            $  182,000
                                                                  ==========              ==========            ==========

       Stock based compensation                                   $  746,353              $  143,100            $2,585,750
                                                                  ==========              ==========            ==========

       Expenses paid with the issuance of common
       stock                                                      $    3,683              $       --            $    3,683
                                                                  ==========              ==========            ==========
Issuance of common stock for interest costs                       $   15,971              $   59,118            $   75,089
                                                                  ==========              ==========            ==========
       Issuance of common stock for financing costs               $       --              $       --            $   56,250
                                                                  ==========              ==========            ==========

       Conversion of notes payable and accrued
       interest for the issuance of common stock                  $  169,397              $       --            $  611,515
                                                                  ==========              ==========            ==========

       Conversion of accounts payable to equity                   $   31,381              $       --            $   31,381
                                                                  ==========              ==========            ==========

          See accompanying notes to consolidated financial statements.

                        EL CAPITAN PRECIOUS METALS, INC.
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the Nine Months Ended June 30, 2005 (Unaudited)

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

      Basis of Presentation and Going Concern - The accompanying financial statements have been prepared assuming the Company will continue as going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is an exploration stage mining company and since its inception has had no mining revenues and has incurred recurring losses aggregating $5,293,324 accumulated during the exploration stage. In addition, the Company does not have a revolving credit facility with any financial institution. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital, negotiating adequate financing arrangements and on achieving sufficiently profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      The Company believes its cash requirements over the next twelve months can be funded through a combination of financing activities completed and projected and prior to cash flow generated through operations. The Company commenced a private placement of securities to accredited investors during the quarter ended December 31, 2004, and offered and sold additional securities under this private placement during the quarter ended March 31, 2005. The Company offered and sold securities to accredited investors pursuant to an additional private placement during the quarter ended March 31, 2005. On March 30, 2005, the Company signed a 10% secured convertible debenture note for $300,000. See Note 7 for details. On May 26, 2005 the Board of Directors approved an additional private placement offering for a maximum of 2,000,000 units at price of not less than $0.30 per unit, each unit consisting of one share of common stock and one warrant at an exercise price of $0.50 per share. At June 30, 2005, the company had sold 710,000 units at $0.40 per unit. The Company is anticipating structuring additional long-term debt instruments, which will be collateralized with certain assets of the Company to assist in funding the working capital requirements of the Company. The Company is continually evaluating business opportunities such as joint venture processing agreements with the objective of creating cash flow to sustain the corporation and provide a source of funds for growth. While the Company believes it will be able to finance its continuing activities, there are no assurances of success in this regard or in the Company's ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If management's plans are not successful, operations and liquidity may be adversely impacted.

      Given the Company's limiting operating history, lack of revenue, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern.


NOTE 2 - ACQUISITIONS AND DIVESTITURES

      Acquisition of El Capitan Mine from Gold and Minerals Co., Inc. - In October 2002, the pre-merger El Capitan Precious Metals, Inc. ("ECPN") completed the acquisition of a 40% interest in El Capitan, Ltd., an Arizona corporation which owns the "El Capitan Mine" ("ECL"), and prior to the transaction was a wholly owned subsidiary of Gold and Minerals Co., Inc. ("Minerals"), a Nevada corporation. The remaining 60% ownership in El Capitan, Ltd. was retained Minerals, our largest shareholder. Minerals is involved in the exploration, development, and testing of mining properties. Consideration for the acquisition consisted of the issuance of ECPN common stock constituting a 77.5% equity ownership in ECPN prior to the reverse acquisition and $100,000 cash, of which $86,000 was paid through September 30, 2003, and $14,000 was paid in October 2003.

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

      Sale of 80% of Mining Claims and Joint Venture - In May 2004, the Company executed a joint venture agreement (the "Joint Venture") with U.S. Canadian Minerals, Inc. ("USCA.PK"), a publicly-traded Nevada company, to explore, operate and utilize the COD Mine, including the recovery of gold and silver from the tailings of the COD Mine. The Joint Venture is to operate under the name "CanEl" until May 2020, unless terminated earlier pursuant to the terms of the Joint Venture. Under terms of the Joint Venture Agreement, the Company was required to transfer to USCA.PK an 80% interest in the COD mine in exchange for 720,000 restricted shares of USCA.PK common stock. Pursuant to a stock split affected by USCA.PK, Company currently holds 2,160,000 shares of the USCA stock. On the date of the original transaction, shares of unrestricted freely trading USCA.PK common stock traded at $2.85 per share, or, adjusted for the split, at $0.95 per share. Currently 1,000,000 of these shares are pledged as security for the $300,000 secured convertible debenture note. See Note 7.

      The USCA.PK common stock was restricted with respect to sale until May 2005. USCA.PK's common stock is currently traded on the Pink Sheets, its most recent SEC filings have not been reviewed by an registered accounting firm, and it faced a SEC imposed temporary trading suspension in October of 2004 (which has since expired). The Company also has continuing involvement (as discussed below) related to the COD Mine. Based on these factors, no gain on the sale was recorded and the Company has not ascribed any value to the common stock received.

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

      In addition to the Joint Venture, the Company also retained USCA.PK as a consultant for a period of two years to provide services pertaining to, among other things, identifying, studying and evaluating merger, acquisition, joint venture, strategic alliance and other proposals as well as implementation of financial public relations programs for the Company. In exchange for its services, USCA.PK was issued a one year warrant to acquire up to 3,000,000 shares of El Capitan common stock exercisable at $0.14 per share. This warrant expired on May 15, 2005. The total compensation cost related to the warrants was valued at $108,000 utilizing the Black Scholes option pricing method; the entire amount was expensed during the year ended September 30, 2004.

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

      Purchase Agreement for Rainbow Valley Mining Property - In July 2004 the Company signed an agreement with an individual for the acquisition of approximately 1,620 acres located in Maricopa County, Arizona. The property is currently in the permitting stage. The Company drilled the property during the quarter ended March 31, 2005 and is currently having additional assay tests completed on the samples to determine content of other mineral deposits on the mining site and the economic feasibility for deploying operations at the site. Upon results of the final assays, permitting and obtaining the necessary right of ways, if all are successful, it is the Company's intent to mobilize this site for production.

      Under the terms of the agreement, the seller is to be paid $2,500 monthly for managing the testing, further developing of the property and necessary permitting. Upon completion of the successful testing and permitting of the site, the Company will be obligated to pay the seller $100,000. Additional consideration to be paid to the seller under the agreement consist of a royalty of $1.00 per ton of iron ore produced and 3% of the before tax profit on any minerals shipped from the property.


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

      Net Income (Loss) Per Share - SFAS No. 128, Earnings per Share, requires dual presentation of basic and diluted earnings or loss per share ("EPS") with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (consisting of warrants for 4,485,000 shares at June 30, 2005), were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. These dilutive securities are not considered in the calculation, as the impact of the potential shares would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

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

      No stock options were issued during the quarters ended June 30, 2005 or 2004. Accordingly, the Company's pro forma net loss is equal to its actual net loss.

      Impairment of Long-Lived Assets - Management assesses the carrying value of long-lived assets for impairment when circumstances indicate such amounts may not be recoverable from future operations. Generally, assets to be held and used are considered impaired if the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. At June 30, 2005 and September 30, 2004, respectively, long-lived assets were recorded at no value in the consolidated financial statements.

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

      SFAS 123R applies to all awards granted after the required effective date (the beginning of the first annual reporting period that begins after December 15, 2005) and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under SFAS 123 will apply this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for prior periods adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. As a result, beginning in our fiscal quarter starting January 1, 2006, we will adopt SFAS 123R and begin reflecting the stock option expense determined under fair value based methods in our income statement rather than a pro forma disclosure in the notes to the financial statements. We expect the effect of adopting SFAS 123R to be similar to the effect presented in our pro forma disclosure related to SFAS 123.


NOTE 4 - INVESTMENTS IN USCA.PK

      At June 30, 2005 the Company owned 2,160,000 shares of U. S. Canadian Minerals common stock. The market value per unrestricted share at the closing of the market on June 30, 2005 was $0.39 based on the last published sales price. As discussed in Note 2, the initial carrying value of this investment is recorded at no value in the consolidated financial statements. On March 30, 2004, the Company pledged 1,000,000 shares of its USCA.PK investment as security for a secured convertible debenture note. See Note 7.


NOTE 5 - RELATED PARTY TRANSACTIONS

      Notes Receivable Related Parties - In October 2004 the Company loaned $120,000 at 12% per annum to Minerals, its majority shareholder. The current obligation under this note at June 30, 2005 is $129,991, including accrued interest. In November 2004 the Company loaned $66,930 at 12% per annum to a company affiliated with a director of the Company. This loan and related accrued interest was paid in full on January 19, 2005.

      Due from Controlling Shareholder - During the nine month period ended June 30, 2005, the Company made net payments on behalf of Minerals amounting to $346,800 relating to costs incurred on the El Capitan mine site. Pursuant to an agreement effective October 1, 2004 between the two companies, costs incurred at the El Capitan mine are to be split in accordance with their percentage ownership interest. The Company holds a 40% interest in El Capitan Ltd, and Minerals, holds the remaining 60% interest. To secure the amounts due under the note and the cost advances made on behalf Minerals by Company. Minerals has pledged to the Company 1,000,000 free trading shares of El Capitan Precious Metals, Inc. that it owns. On July 19, 2005 Minerals paid $50,000 towards its obligation under the Agreement.

      Notes Payable - The Company has an unsecured 8% per annum note payable to the President and director of the Company. At March 31, 2005, the note payable to the President of the Company totaled $8,577. The note is due on demand and the note and accrued interest were paid on July 27, 2005.

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

      Terms of the employment agreement also required the Company to issue 1,500,000 shares of common stock to the President should the Company sell the El Capitan mine during the term of the employment agreement. The Agreement expired on March 18, 2005 and no shares were issued under this provision. On February 1, 2005, the Board of Directors amended and extended only the conditional option provision of employment agreement which provided conditional stock options to be granted to the president if the El Capitan mining property is sold. The amended provision for conditional stock options provides that if the sale of the Mine is for a price in excess of $150,000,000, during the period March 18, 2005 through March 18, 2006, the Company is required to grant the President a five-year stock option to purchase 1,750,000 shares of the Company's common stock at an exercise price of $0.75 per share. At June 30, 2005, no new formal employment agreement was in effect with the President and he is currently compensated at $10,000 per month. Currently all compensation is under review by the Compensation Committee. Effective June 1, 2005, the President has agreed to take accrued back compensation and current monthly compensation in S-8 common stock of the Company.

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

      The Company currently has informal arrangements with four individuals, three of whom are officers and/or directors of the Company, pursuant to which such individuals serve as support staff for the functioning of the home office and all related corporate activities and projects. There are no written agreements with these individuals, and the Company currently pays an aggregate amount of $20,000 per month to these individuals for their services. Effective June 1, 2005, they agreed to take accrued back compensation in S-8 common stock of the Company and three of the consultants agreed to take current monthly compensation in S-8 common stock of the Company.

      Consulting Agreements -The Company has entered into a consulting agreement with an officer of Minerals relating to the El Capitan Mine pursuant to which the Company issued 600,000 shares of common stock to the consultant and agreed to pay a fee of $20,000 per month, which may be paid in shares of the Company's common stock at the Company's option. Through December 31, 2004, the Company has issued 2,282,222 shares in payment of $420,000 of the earned fees and the agreement expired on December 31, 2004.

NOTE 6 - NOTES PAYABLE OTHER

      At September 30, 2004, the Company had 8% and 12% unsecured notes payable to four stockholders of the Company aggregating $178,426, all of which are due on demand. During the quarter ended December 31, 2004, the Company paid an aggregate of $25,000 towards satisfaction of these loans. In February 2005, the remaining balance of these loans amounting to $153,426 and related accrued interest amounting $19,654, were converted to common stock at $0.40 per share and issued as satisfaction for the obligations.


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

      On November 4, 2004, the Company entered into an Exclusive Agency Agreement with Asia Finance Company, LLC ("AFC") pursuant to which AFC was engaged to source buyers of iron ore for the Company in the Asian market. The Agreement appoints AFC as its exclusive Representative for the solicitation and sale of iron ore buyers in Asia. As partial consideration for such services, the Company issued 1,536,859 shares of restricted common stock to AFC and monetary consideration of $100,000. At June 30, 2005, this amount has been expensed by the Company.

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

      On January 10 and 14, 2005, the Company issued an additional 265,000 restricted common shares to accredited investors in the aggregate amount of $132,500 pursuant to the Offering commenced in November 2004, together with three year warrants for the purchase of an additional 265,000 shares of common stock at an exercise price of $0.75 per share.

      On January 25, 2005, the Company granted a five year warrant for the purchase of 100,000 shares of common stock at an exercise price of $0.60 per share for professional services rendered to the Company.

      On February 8, 2005, the Company issued 432,701 shares of restricted common stock at $0.40 per share for the conversion short-term notes payable of $153,426 and accrued interest of $19,654.

      On March 16, 2005, the Company issued 200,000 restricted common shares to an accredited investor in a private placement of securities in the aggregate amount of $100,000, together with a three-year warrant to purchase an additional 200,000 shares of common stock at an exercise price of $0.75 per share. The Company has agreed to file a registration statement covering the sale or the shares of common stock and the common stock issuable upon exercise of the of the Warrants within ninety (90) days of the final sale under the Private Placement

      On March 30, 2005, the Company issued a 10 % secured convertible debenture note for $300,000 to a shareholder of the Company. See Note 7.

      During the period May 26, 2005 through June 30, 2005, Company issued to accredited investors pursuant to a private placement of securities in an aggregate amount of $284,000 (the "Offering"), 710,000 units, each consisting of one share of common stock and a three year warrant to purchase one share of common stock at an exercise price of $0.50 per share.

      Warrants - During the nine month period ended September 30, 2005, the Company issued 4,185,000. warrants. During the comparable period in 2004, 3,000,000 warrants were issued at an exercise price of $0.14 per share. The following table summarizes of warrant activity for the nine month period ended June 30, 2005:

                                                  Warrants Outstanding                    Warrants Exercisable
                                             ----------------------------           ------------------------------
                                                                  Weighted                               Weighted
                                              Number of           Average            Number of            Average
                                               Shares         Exercise Price          Shares         Exercise Price
                                             ---------           --------           ---------             --------
Balance, September 30, 2004                  3,300,000           $   0.28           3,300,000             $   0.28
   Granted                                   4,185,000           $   0.72           4,185,000             $   0.72
   Expired                                  (3,000,000)          $  (0.14)         (3,000,000)            $  (0.14)
   Exercised                                        --           $  --                     --             $  --
                                             ---------           --------           ---------             --------

Balance, June 30, 2005                       4,485,000           $   0.78           4,485,000             $   0.78
                                             =========           ========           =========             ========

      Stock Incentive Plan - On June 2, 2005, the Board of Directors adopted the Company's 2005 Stock Incentive Plan which reserves 5,000,000 shares for issuance under the Plan out of the authorized and unissued shares of par value $0.001 Common Stock of the Corporation. On July 8, 2005, the Board of Directors authorized the Company to take the steps necessary to register the Plan shares under a Registration Statement on Form S-8. On July 19, 2005, the Form S-8 was filed with the Securities and Exchange Commission.

NOTE 11 - SUBSEQUENT EVENTS

      Effective on July 21, 2005, Mr. John Black tendered his resignation from the Board of Directors and the Board accepted his resignation. On July 21, 2005, the Board of Directors reviewed the recommendations from the Compensation Committee and adopted a schedule of compensation and initial grant of options to all officers, directors and employees as follows:

            Compensation for non-employee directors will be an annual retainer of $5,000 plus $1,000 each board meeting attended in person and $500 for each meeting attended by telephone. The non-employee director who serves as Chairman of the Audit Committee receives an additional annual retainer of $4,000 per year. Employee directors will not receive fees or other compensation for their service on the Board or its committees. All Board members are to be reimbursed for their expenses incurred in connection with each board or committee meeting.

            The initial grant of options approved by the Board is as follows:

                                            Options
                                            -------
                  CEO                       300,000
                  Officers and Directors    200,000
                  CFO                       150,000
                  Outside Directors         100,000
                  Managers                  100,000

            Total options granted under this approval were 1,150,000. The option price was set as the closing market price of $0.56 on July 21, 2005.

            Each initial option grant has a term of ten (10) years and becomes exercisable in two equal installments commencing January 1, 2006 and January 1, 2007.

      Effective June 1, 2005 the compensation of each administrative staff member was reduced 50%. On July 8, 2005, the Board of Directors resolved to issue S-8 stock from the 2005 Stock Incentive Plan in lieu of accrued back compensation for the period ending July, 1, 2005. On August 10, 2005, the Board of directors authorized the issuance of 495,271 S-8 Common Shares to satisfy the obligation.

      Effective July 1, 2005, the three Officer/Directors and Chief Financial Officer agreed to take their monthly compensation in additional S-8 shares of Common Stock, the issuance price to be determined on a monthly formula basis and the earned shares issued monthly. On August 11, 2005, the Board of Directors authorized the issuance of 49,020 S-8 Common Shares to satisfy the accrued compensation for July 2005.


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

RESULTS OF OPERATIONS

Operating Results for the Three Months Ended June 30, 2005 and 2004

Revenues - We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until late in the Company's first quarter for the fiscal year September 30, 2006. There is no guaranty that we will achieve proven viable precious metals or iron ore deposits at our various mine site locations. If such viable mineralization is proven and economically recoverable, we need to obtain necessary financing to proceed with the extraction of these minerals.

Expenses and Net Loss - Our general and administrative expenses increased by $329,052, from $244,327 for the three months ended June 30, 2004 to $573,379 for the three months ended June 30, 2005. The increase is primarily attributable to increases in mining expenses of $225,991, general and administrative expenses of $94,809, administrative consulting fees of $100,001 and legal and accounting professional fees of $24,032. The increased administrative consulting fees were incurred due to additional staffing at the new home office in Scottsdale, Arizona; and the increase in mining expenses were incurred on our various mine sites to continue mineral analysis, drilling programs and prepare the El Capitan mining property for potential sale to a major mining company. The increase in legal and accounting fees is attributable mainly to an increase in fees related to the Company's recent offerings and other corporate actions. The increase in other general and administrative mainly attributable to expensing the Asia Finance prepaid commission of $66,666. These increased costs were offset by decreases in professional fees, officer compensation and management fees to a related party amounting to $115,781.

Other expenses for the three months ended June 30, 2005 decreased $40,041 over the comparable period ending June 30, 2004. This decrease is comprised of a decrease in interest expense of $36,441 and an increase in interest income earned of $3,600.

The Company's total net loss for the three months ended June 30, 2005 increased to $588,938 as compared to a net loss of $299,927 incurred for the comparable three month period ended June 30, 2004. The increased loss for the current period is attributable to the aforementioned increased expenses.

Operating Results for the Nine Months Ended June 30, 2005 and 2004

Revenues - We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until late in the Company's first quarter for the fiscal year September 30, 2006. There is no guaranty that we will achieve proven viable precious metals or iron ore deposits at our various mine site locations. If such viable mineralization is proven and economically recoverable, we need to obtain necessary financing to proceed with the extraction of these minerals.

Expenses and Net Loss - Our general and administrative expenses increased by $1,704,131, from $584,236 for the nine months ended June 30, 2004 to $2,288,367 for the nine months ended June 30, 2005. The increase is primarily attributable to increases in professional fees of $656,941, administrative consulting fees of $298,239, mine expenses of $477,341, legal and accounting professional fees of $121,979 and an increase of other general and administrative costs of $180,131, consisting mainly of a reserve for doubtful accounts of $50,000, public relations costs of $67,977 and corporate office burden costs of $47,530. The increase in professional fees is primarily attributable to the Asia Finance Corporation agreement and costs related to the cost of issuance of restricted common stock valued at $676,218, and expensing of prepaid commissions amounting to $100,000 paid for under this agreement. Administrative consulting fees were incurred at the new home office in Scottsdale, Arizona related to increased staffing requirements to effectively operate the Company. The increase in mining expenses were incurred on our various mine sites to continue mineral analysis, drilling programs, continue development of an extraction process for the El Capitan property and preparing the El Capitan mining property for potential sale to a major mining company. The increase in legal and accounting fees is attributable mainly to increased legal fees relative to the private placement memorandums, warrant documents associated with the offerings, preparation of a registration statement associated with the offerings and continuing legal representation regarding potential contracts and related dialog.

We also incurred an increase in other expenses for the nine months ended June 30, 2005 amounting to $30,036 over the comparable period ending June 30, 2004. This increase is primarily comprised of costs associated with issuance and conversion of debt of $21,635 and costs associated with warrants of $74,000. The warrant costs were calculated utilizing the Black-Scholes option pricing model. The increase in other expenses for the current period ended March 31, 2005 were offset by interest income in the amount of $12,694 and by a decrease in interest expense of $52,905 which resulted from a reduction in outstanding short-term notes payable.

The Company's total net loss for the nine months ended June 30, 2005 was $2,395,758 as compared to a net loss of $661,591 incurred for the comparable nine month period ended June 30, 2004. The increased loss for the current period is attributable to the aforementioned increased expenses.

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

We can make no assurance, however, that we will be able to have access to the capital markets in the future, or that the financing will be available on terms acceptable to satisfy our anticipated cash requirements for operations. Our inability to access various capital markets or acceptable financing could have a material effect on our results of operations and deployment of our business strategies and severely threaten our ability to operate as a going concern.

During the remainder of our current fiscal year, the Company will concentrate on raising the necessary working capital through equity financing and acceptable debt facilities to insure the Company's ability to implement its business strategies. To the extent that additional capital is raised through the sale of equity or equity related securities, the issuance of such securities could result in the dilution of our current shareholders.

We intend to continue to prove up our various mining properties, pursue the economic feasibility of iron ore contracts with China steel producers, and finalize the expected development plan to extract the precious metals from the El Capitan property site. We are also prioritizing the Company's financial resources for the finalizing the El Capitan property for presentation for sale to major mining companies.

Factors Affecting Future Operating Results - The Company has generated no revenues, other than interest income, since its inception. As a result, we have only a nominal operating history upon which to evaluate our future potential performance. The Company's potential must be considered by evaluation of all risks and difficulties encountered by new companies which have not yet established their business operations. For an evaluation of various risks, see the section entitled "RISK FACTORS" below.

The price of gold and iron ore has experienced an increase in value over the past three years. Any significant drop in the price of gold, other precious metals or iron ore prices may have a materially adverse affect on the future results of the Company's operations or potential contracts unless the Company is able to offset such a price drop by substantially increased production.

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

Off-Balance Sheet Arrangements - During the three months and nine months ended June 30, 2005, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

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

As of June 30, 2005, we had $96,354 of cash on hand. We will be required to raise significant additional capital in financing transactions in order to satisfy our expected cash expenditures for operations and deployment of our business strategies. We expect to raise additional capital by selling shares of our capital stock or by borrowing money. However, such additional capital may not be available to us at acceptable terms or at all. If we sell additional shares of our capital stock, current ownership in our Company will be subject to dilution. Further, we may choose to pledge assets of our Company in connection with debt financing, which assets will be subject to forfeiture if the debt is not repaid when due. In the event that we are unable to obtain additional capital, we may be forced to reduce our operating expenditures or to cease development and operations altogether.

As of the end of our fiscal quarter ended June 30, 2005, we have not had revenue-generating operations.

Although we anticipate entering into the operations phase for one or more of our properties late in the current fiscal year or during, it is possible that none of our properties will ever produce significant mineral deposits.

Our independent auditors have substantial doubt about our ability to continue as a going concern.

We have had net losses for each of the years ended September 30, 2004 and September 30, 2003, and we had an accumulated deficit as of June 30, 2005 of $5,293,324. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we may not generate significant revenues in the foreseeable future, our ability to continue as a going concern may depend, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

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

Item 3 - Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Registrant's disclosure controls and procedures within 90 days of the filing date of this annual report. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 as of the end of the period covered by this report are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission were timely recorded, processed and reported within the time periods specified in the Securities and Exchange commission rules and forms.

There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 10 and 14, 2005, the Company issued an additional 265,000 restricted common shares to accredited investors in the aggregate amount of $132,500 pursuant to an offering commenced in November 2004, together with three year warrants to purchase an additional 265,000 shares of common stock at an exercise price of $0.75 per share. The Company has agreed to file a registration statement covering the sale or the shares of common stock and the common stock issuable upon exercise of the of the warrants within ninety (90) days of the final sale under the offering and to use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC and to keep the registration statement effective for one year following the effective date.

On January 25, 2005, the Company granted a five year warrant for the purchase of 100,000 shares of common stock at an exercise price of $0.60 per share for professional services rendered to the Company.

On February 8, 2005, the Company issued 432,701 shares of restricted common stock at $0.40 per share for the conversion short term notes payable of $153,426 and accrued interest of $19,654.

On March 16, 2005, the Company issued 200,000 restricted common shares to an accredited investor in a private placement of securities in the aggregate amount of $100,000, together with a three year warrant to purchase an additional 200,000 shares of common stock at an exercise price of $0.75 per share. The Company has agreed to file a registration statement covering the sale or the shares of common stock and the common stock issuable upon exercise of the of the warrants within ninety (90) days of the final sale under the private placement

On March 30, 2005, the Company issued a 10% secured convertible debenture note for $300,000 to a shareholder of the Company. The 30-month note is convertible into shares of common stock at a conversion price of $.60 per share. See Note 7.

During the period May 26, 2005 through June 30, 2005, Company issued 710,000 restricted common shares to accredited investors under a private placement of securities in the aggregate amount of $284,000 (the "Offering"). The Offering also provided with each share of common stock a three-year warrant to purchase one share of common stock at an exercise price of $0.50 per share.

During the quarter ended June 30, 2005, the Company issued 710,000 warrants. No warrants were issued for the comparable period in 2004.

The Company is currently preparing a Registration Statement under Form SB-2, to register approximately 8,785,000 shares of common stock or common shares related to the exercise of warrants or convertible debt with the Securities and Exchange Commission under the Securities Act of 1933. Upon completion of this registration, the common stock registered will be free trading stock in the marketplace. The Company anticipates having this Registration Statement filed by the August 22, 2005.

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

Item 6. Exhibits


      4.1   Form of Warrant for Offering Commenced on May 26, 2005.

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

Dated:  August 12, 2005    EL CAPITAN PRECIOUS METALS, INC.

                           By:   /s/ Charles C. Mottley
                                 -----------------------------------------------
                                 Charles C. Mottley
                                 President, Chief Executive Officer and Director


Dated:  August 12, 2005    By:   /s/ Stephen J. Antol
                                 -----------------------------------------------
                                 Stephen J. Antol
                                 Chief Financial Officer