Form 10KSB
period 2005-09-30
EL CAPITAN PRECIOUS METALS INC
filed 2006-01-13
CIK 1135202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2005

|_| Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

The issuer had no revenue for its most recent fiscal year.

The aggregate market value of the issuer's voting stock held as of January 10, 2006 by non-affiliates of the issuer was approximately $102,085,000 based on the closing market price of the Registrant's common stock of $1.65 as reported on the OTC Bulletin Board.

As of January 10, 2006, issuer had 72,314,813 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Format: Yes [ ] No [X]

Documents incorporated by reference: none

                        EL CAPITAN PRECIOUS METALS, INC.
                                  FORM 10-KSB

THIS REPORT MAY CONTAIN CERTAIN "FORWARD-LOOKING" STATEMENTS AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 OR BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE REGISTRANT'S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE REGISTRANT'S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," "INTENT," "COULD," "ESTIMATE," "MIGHT," "PLAN," "PREDICT" OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE REGISTRANT'S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO ACQUISITIONS, GOVERNMENTAL REGULATION, MANAGING AND MAINTAINING GROWTH, THE OPERATIONS OF THE COMPANY AND ITS SUBSIDIARIES, VOLATILITY OF STOCK PRICE AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER REGISTRANT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

(a)   Business Development

      El Capitan Precious Metals, Inc. (hereinafter, the "Company," "we" and "our" refer to El Capitan Precious Metals, Inc.) is a precious minerals company based in Scottsdale, Arizona. We are an exploration stage company that owns interests in several mines located in the southwestern United States. We are principally engaged in the exploration, development and mining of precious metals, iron ores and other minerals. Our primary assets include interests in the COD Mine located near Kingman, Arizona, the Weaver Mine located near Congress, Arizona, and a 40% equity interest in El Capitan, Ltd., an Arizona corporation which holds an interest in the El Capitan Mine located near Capitan, New Mexico. To date, we have not had any revenue producing operations.

      The Company was previously organized as a Nevada corporation on December 20, 2000 under the name DML Services, Inc. ("DML"). DML was in the catering and food service business, operating under the name "Go Espresso." On March 17, 2003, we sold substantially all of the assets and the operations of the catering and food service business to Michael Flores and Deborah Flores, our executive officers and directors at that time, in exchange for the redemption of 30,120,000 shares of our common stock, par value $.001 ("Common Stock":
hereinafter, all references to shares of "Common Stock" shall include adjustments for the four for one stock split effective November 25, 2002 and the 200% stock dividend effective July 30, 2004, as appropriate) held by Michael Flores and Deborah Flores and $50,000 in cash.

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

      After the transaction with ECPN, our primary asset was a 40% equity interest in El Capitan, Ltd., an Arizona corporation which owns the El Capitan Mine, an inactive iron and related ore mine located in New Mexico, including the assets used to explore and mine the property. The El Capitan Mine contains four patented claims and three unpatented claims on approximately 200 acres in the Capitan Mountains in Lincoln County, New Mexico. The other 60% equity interest in El Capitan, Ltd. is held by Gold and Minerals.

      In August 2003, we acquired from Gold and Minerals certain assets known as the COD Mine located near Kingman, Arizona. The assets we obtained included thirteen mining claims granted by the United States Bureau of Land Management (the "BLM"), a building and personal property. In consideration for the purchase, we issued 3,600,000 shares of our Common Stock to Gold and Minerals, holding a market value at that time of approximately $1,440,000. Because the COD Mine was acquired from our controlling stockholder in exchange for our Common Stock, the transaction was accounted for as a non-monetary exchange and the COD Mine was recorded at no value on our financial statements. Contemporaneously with the purchase of the COD Mine, we entered into a management consulting agreement with Mr. Larry Lozensky, the President of Gold and Minerals, pursuant to which Mr. Lozensky agreed to continue to manage and operate the COD Mine until December 31, 2004 in exchange for a management consulting fee of $20,000 per month and the issuance to Mr. Lozensky of 600,000 shares of our Common Stock. Under the management consulting agreement, we obtained the right to pay the management consulting fee to Mr. Lozensky in the form of our Common Stock. From the expiration of the management consulting agreement on December 31, 2004 through March 31, 2005, Mr. Lozensky continued to manage and operate the COD Mine on behalf of the Company on a month-to-month basis for a management consulting fee of $10,000 per month. Since March 31, 2005, Mr. Lozensky has continued to provide management services for the COD Mine without compensation from the Company.

      In May 2004, the Company executed a joint venture agreement (the "Joint Venture") with U.S. Canadian Minerals, Inc. ("USCA.PK"), a publicly-traded Nevada company, to explore, operate and utilize the COD Mine, including the recovery of gold and silver from the tailings of the COD Mine. The Joint Venture is to operate under the name "CanEl" until May 2020, unless terminated earlier pursuant to the terms of the Joint Venture. Under terms of the Joint Venture Agreement, the Company was required to transfer to USCA.PK an 80% interest in the COD mine in exchange for 720,000 restricted shares of USCA.PK common stock. Pursuant to a stock split effected by USCA.PK, Company currently holds 2,160,000 shares of the USCA stock. On the date of the original transaction, shares of unrestricted freely trading USCA.PK common stock traded at $2.85 per share, or, adjusted for the split, at $0.95 per share. At September 30, 2005, 1,000,000 of these shares were utilized as collateral for a $300,000 debenture of the Company. Subsequent to the year end, the holder of the debenture and the Company agreed to convert the debenture into a private placement offering of the Company's securities. On October 28, 2005, the Company used these shares as collateral security for a convertible promissory note issued by the Company in the aggregate amount of $750,000.

      The USCA.PK common stock was restricted with respect to sale until May 2005. USCA.PK's common stock is currently traded on the Pink Sheets, its most recent SEC filings have not been reviewed by an independent registered public accounting firm, and it faced a SEC imposed temporary trading suspension in October of 2004, which has since expired. The Company also has continuing involvement (as discussed below) related to the COD Mine. Based on these factors, no gain on the sale was recorded and the Company has not ascribed any value to the common stock received.

      The Company is currently assessing the USCA.PK common stock for classification as marketable securities. Upon completion of the assessment, the Company intends to classify the investment as available for sale under Statement of Financial Accounting Standard (SFAS) No 115, Accounting for Certain Investments in Debt and Equity Securities. The Company will not record any value associated with the common stock until such time, unless it liquidates its investment earlier.

      Under the Joint Venture, the Company is to operate the COD Mine as it relates to the tailings and settlement pond and contribute the equipment needed for future operations. USCA.PK contributed 90 days operating capital, which provided for three workers, fuel, necessary equipment, and equipment repair and maintenance. The parties have also agreed to share the costs and expenses related to the operation of the mine in accordance with their profit participation in the COD Mine. Net profits, if any, from the operations tailings and settlement pond operations will be split equally among the Company and USCA.PK, and USCA.PK shall retain 100% of any other profit. Currently this project is on hold as USCA.PK is focusing on bringing current their SEC filings and to resume trading on the Bulletin Board.

      In addition to the Joint Venture, the Company also retained USCA.PK as a consultant for a period of two years to provide services pertaining to, among other things, identifying, studying and evaluating merger, acquisition, joint venture, strategic alliance and other proposals as well as implementation of financial public relations programs for the Company. In exchange for its services, USCA.PK was issued a one-year warrant to acquire up to 3,000,000 shares of El Capitan common stock exercisable at $0.14 per share. This warrant expired on May 15, 2005, unexercised. The total compensation cost related to the warrants was valued at $108,000 utilizing the Black Scholes option pricing method; the entire amount was expensed during the year ended September 30, 2004.

      In July 2004, we acquired from Gold and Minerals the Weaver Mine located near Congress, Arizona. Consideration for this purchase was 3,000,000 shares of our Common Stock, which had a market value of $400,000 on the closing date. Because the Weaver Mine was acquired from our controlling stockholder at the time in exchange for our Common Stock, the transaction was accounted for as a non-monetary exchange and the Weaver Mine was recorded at no value on our financial statements.

      In July 2004, we signed an agreement with Mr. Bob Langguth regarding the operation of the Rainbow Valley Mine, consisting of claims located on approximately 1,620 acres in Maricopa County, Arizona. Under the terms of this agreement, we have been paying Mr. Langguth $2,500 per month since August 2004 for management of the testing, permitting and further development of the Mine. During the quarter ended March 31, 2005, the Company drilled this property for samples and performed assay tests on the samples to determine content of mineral deposits on the mining site. The Company is currently performing additional testing procedures for the extraction of precious metals on samples from the property. Upon receiving the final results, management will analyze the economic feasibility for commencing operations at the site based upon utilization of various recovery processes, and depending on such analysis may continue to obtain permitting and the necessary right of ways for the property. If the Company is successful in each of these steps, it may mobilize this site for production.

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

      Currently,  the Company is structured into two operational divisions:  the
(i) Precious Metals Division and (ii) the Iron Ore Division. Through our Precious Metals Division, we are continuing the exploration and development of the El Capitan Mine, COD Mine, and Weaver Mine. As noted in more detail below in
Item 2, these mines are in various stages of exploration and development. After completing final testing to determine the existence and concentration of precious metals in these mines, and if the results of such testing are positive, the Company anticipates formalizing plans to sell these properties to major mining companies in 2006.

      Progress on the Iron Ore Division is currently on hold due to considerable issues relating to rail transportation. From November 2004 to the present, there has been a major shortage in rail cars and the major railways are operating at full capacity and incurring increased congestion at ports that would be able to handle iron ore transport. Currently, most of the major railway carriers are not extending quotes or new commitments, and are not indicating when they may be in a position to do so in the future. These conditions make it economically unfeasible to pursue any sale, and therefore production, of iron ore at this time. When these transportation issues subside, if they do, the Company may recommence its operation of the Iron Ore Division.

      Over the last year, we have also been working on a proprietary process for the extraction of precious metals from various property interests interest. We anticipate the results of the final testing of this proprietary process and related products by ousted refineries by the end of March 2006. If the results of the outside verification indicate that the process is economically feasible, the Company's intention is to build a small pilot test plant and implement this proprietary process into production.

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

      High, low and average London afternoon fix prices for gold, silver and platinum for the period from January 1, 2005 to September 30, 2005 and for the years ended December 31, 2004, 2003 and 2002 are as follows:

Gold - London Afternoon Fix Prices - US Dollars
-----------------------------------------------

                 Period                         High         Low       Average
                 ------                         ----         ---       -------
From January 1, 2005 to September 30, 2005     $473.25     $411.10     $432.00
For the year ended December 31, 2004            454.20      375.00      409.72
For the year ended December 31, 2003            416.25      328.18      363.38
For the year ended December 31, 2002            349.30      277.75      309.73
     Data Source: Kitco

Silver - London Afternoon Fix Prices - US Dollars
-------------------------------------------------

                 Period                         High         Low       Average
                 ------                         ----         ---       -------
From January 1, 2005 to September 30, 2005     $7.5700     $6.3900     $7.0682
For the year ended December 31, 2004            8.2900      5.4950      6.6711
For the year ended December 31, 2003            5.9650      4.3700      4.8758
For the year ended December 31, 2002            5.0975      4.2350      4.5995
     Data Source: Kitco

Platinum - London Afternoon Fix Prices - US Dollars
---------------------------------------------------

                 Period                         High         Low       Average
                 ------                         ----         ---       -------
From January 1, 2005 to September 30, 2005     $930.00     $844.00     $877.56
For the year ended December 31, 2004            936.00      744.00      845.31
For the year ended December 31, 2003            840.00      603.00      691.31
For the year ended December 31, 2002            607.00      453.00      539.13
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

Transportation

      In the event it is commercially reasonable for us to extract and sell precious metals or iron ore, we will incur material costs to transport the goods to any eventual buyers. This will likely include a combination of transportation by truck, railroad and possibly ships. We have been in discussion with various trucking and railroad companies with regard to our potential transportation needs. It is impossible at this time to adequately estimate the costs of transportation, particularly so with regard to the current issues with rail transportation as discussed below.

      Since November 2004, there has been a major shortage in rail cars and the major railways are operating at full capacity and incurring increased congestion at ports that would be able to handle iron ore transport. Currently, most of the major railway carriers are not extending quotes or new commitments, and are not indicating when they may be in a position to do so in the future.

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

      Compliance with the various government regulations requires us to obtain multiple permits for each mining property, including without limitation the following: "Notice of Intent" to explore, "Plan of Operations" to explore, "Plan of Operations" to mine, "Reclamation Permit," "Air Quality Permit," "Water Quality Permit," "Industrial Artificial Pond Permit," and various health and safety permits. These permits are continually subject to amendment or renewal. Although there is no guarantee that the regulatory agencies will timely approve, if at all, the necessary permits for our current and anticipated operations, we have no reason to believe at this time that we will not obtain the necessary permits in due course. The cost of permits for each property varies, and we are unable at this time to estimate the total cost of such permits.

Employees

      We currently have five employees. Three of these employees also serve as directors of the Company. Our officers and directors devote only such time to our business as is necessary to conduct the operations of the Company.
Additionally, the Company uses consultants for the testing and developing of mine claims. Once we enter the operations phase, we anticipate hiring additional employees, and utilizing a combination of employees and consultants as necessary to conduct our mining operations.

Available Information

      We are a Nevada corporation with our principal offices at 14301 North 87th Street, Suite 216, Scottsdale, Arizona 85260. Our telephone number is (480) 607-7093. Our website address is www.elcapitanpmi.com.

ITEM 2.

DESCRIPTION OF PROPERTY

El Capitan Property

      The El Capitan property originally consisted of approximately 200 acres of mineral lands bounded by the Lincoln National Forest in Lincoln County, New Mexico. The property is situated in the Capitan Mountains, near the city of Capitan, in southwest New Mexico. The main site can be reached by going north from Capitan on State Road 246 for 5.5 miles, turning right onto an improved private road and proceeding for about .7 miles.

      The Company holds a 40% equity interest in El Capitan Ltd., an Arizona corporation which owns the mine property. The other 60% equity interest in El Capitan, Ltd. is owned by Gold and Minerals. The Mine consists of four patented and nine BLM lode claims with mineral deposits to a depth of approximately 300 to 400 feet. The lode claims known as Mineral Survey Numbers 1440, 1441, 1442 and 1443 were each located in 1902 and patented in 1911.

      During October and November 2005, the Company staked and claimed on property surrounding the El Capitan resource located in Lincoln County, New Mexico. This increased the total claimed area to approximately 10,000 acres. The additional staking and claiming around our original site was done upon recommendations from the Company's consulting geologist to insure protection of our interests.

      On January 1, 2006, El Capitan, Ltd. finalized the purchase of the four patented mining claims on the Mine property, which constitute approximately 77.5 acres in the aggregate. In consideration for the claims, ECL transferred 2,100,000 shares of ECPN Common Stock owned by Gold and Minerals Co. Pursuant to an agreement between El Capitan, Ltd. and the seller, the stock was valued at $0.82 per share, the market value of the Company's stock on November 11, 2005.

      Pursuant to an arrangement with Minerals, ECPN is obligated to Minerals to pay $688,800 for the purchase of the patented mining claims by ECL. ECPN intends to offset its portion of the purchase price against existing obligations of Minerals due ECPN.

      To our knowledge, the Mine was last active in 1987, prior to its acquisition by El Capitan Ltd.

      The following mining assets are located at the El Capitan Mine site:

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

      Reserves have been defined as two separate types: (i) the magnetite iron ore body, and (ii) banded, fractured mineralized limestone and hematite which contains precious metals. By using core holes located at strategic points throughout the main ore body and six government churn holes that were completed in the 1940's, we have been able to develop subsurface information and define the ore body.

      To date, there have been no proven commercial precious metals reserves on the El Capitan Mine site. The Company has obtained necessary permits for the Mine, and intends to continue testing the property in 2006. The Company has retained AuRIC Metallurgical Labs of Salt Lake City, Utah ("AuRIC") to further test the El Capitan Mine. AuRIC offers significant metallurgical experience in the platinum group metals, and is currently developing a process to recover gold, platinum, palladium and silver from ores. AuRIC has performed tests on samples from the El Capitan Mine, which have resulted in commercial values of non-magnetic ore. We have also retained the services of Dr. Clyde Smith to work with AuRIC in the testing of the Mine. Dr. Smith is a Consulting Geologist with over 30 years of experience in the mining industry. Dr. Smith received a Ph. D. from the University of Idaho in Moscow, Idaho and an M. Sc. from the University of British Columbia in Vancouver, British Columbia. Dr. Smith also served as Industrial Associate at the School of Earth Sciences at Stanford University for a period of 10 years.

      During fiscal year 2005, the Company performed drilling on the El Capitan mine, and is in the process of completing the assays on the drilling results. Once the assays are completed, Dr. Smith will prepare detailed reports relating to the precious metal and iron ore content on the Mine. In the event the Company receives suitable testing results and report from Dr. Smith, it intends to market the Mine for sale to potential buyers, including major mining companies.

      On September 27, 2005, the Company entered into an Agreement with Pavlich Associates (Pavlich) which provides for Pavlich to be the primary representative of El Capitan Precious Metals, Inc. in the sale of the El Capitan Project to all viable third party mineral companies. The Agreement provides for consulting time charges, expenses and a success fee of $250,000, less the sum of the consulting time charges paid under the Agreement, for the successful sale of the Project.

COD Mine

      The COD Mine is an underground mine located in the Cerbat mountains in Mohave County, Arizona, approximately 11 miles north, northwest of Kingman, Arizona. The mine can be reached by taking Interstate 40 north out of Kingman to the Stockton Hill Road exit. After going approximately 5 miles north on Stockton Hill Road, there is a subdivision road extending west. Following the subdivision road to the second southern extension road, the visitor will see road sings showing the directions to the mine from that point.

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

      We have taken preliminary samples at the COD Mine property. In 2003, we retained Mr. Larry Lozensky, the President of Gold and Minerals, to manage and oversee the COD Mine. Until December 31, 2004, this arrangement was governed by a management consulting agreement with Mr. Lozensky, pursuant to which he was paid a management fee of $20,000 per month and issued 600,000 shares of our Common Stock. From the expiration of that agreement in December 2004 through March 31, 2005, Mr. Lozensky continued to manage and operate the COD Mine on behalf of the Company on a month-to-month basis for a management consulting fee of $10,000 per month. Since March 31, 2005, Mr. Lozensky has continued to manage and oversee the COD Mine without any compensation from the Company.

      Pursuant to a joint venture agreement with U.S. Canadian Minerals, Inc. ("USCA.PK") entered into in May 2004, where we transferred an 80% interest in the COD Mine to USCA. Pursuant to the agreement, we plan to operate the Mine to recover gold and silver from the tailings of the COD Mine. As operator of the COD Mine, we are to receive 50% of the profits from the gold and silver tailings, if any. We are required to contribute the equipment needed for such operations. UCAD has agreed to contribute 90 days operating capital to provide for at least three workers, fuel, necessary equipment, and equipment repair and maintenance. After the 90-day period, the parties are to split the costs and expenses related to the operation of the mine in accordance with their profit participation in the COD Mine. To date, the Company has spent approximately $2,500 on this project.

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

      o     compressors and generators

      o     hoists

      o     52' head frame including head frame, ore skip and work car

      o     miscellaneous other mining supplies and equipment

      We have conducted some exploration at the COD Mine, and intend to conduct further exploration and testing in 2006. In the event the joint venture receives suitable testing results, it intends to market the Mine for sale to potential buyers, including major mining companies.

      This project has been on hold as USCA.PK has been focusing on bringing current their SEC filings and to resume trading on the Bulletin Board. Subsequent to our current year ended, our Board of Directors approved an amendment to the Joint Venture Agreement whereby the Company will contribute $50,000 for the completion of the geological field study. As consideration for this advance, the Company will be reimbursed this advance and any other incurred expenses, and all net proceeds from the sale of the site, after deducting all incurred costs, are to be split equally with USCA.PK.

      Subsequent to our year end, our Board of Directors approved an amendment to the Joint Venture agreement pursuant to which the Company will contribute $50,000 for the completion of a geological field study. The Company will be reimbursed by USCA.PK for its proportianate share of this amount and other applicable expenses incurred at the mine.

Weaver Mine

      The Weaver Mine consists of approximately 40 acres of land located in Maricopa County, Arizona. The property is located approximately 75 miles north of Phoenix, near Congress, Arizona. From Congress, Arizona, the site can be reached by taking State Highway 89 north out of Congress to Stanton Road, taking Stanton Road east to Stanton, Arizona. The mine is located approximately 1.5 miles northeast of Stanton, Arizona.

      The Weaver Mine was acquired from our majority shareholder, Gold and Minerals. Prior to the acquisition by Gold and Minerals, the Mine was operated by our President, Charles C. Mottley, and a partner of Mr. Mottley. Mr. Mottley and his partner operated the Mine from 1982 to 1984, mining approximately 150,000 tons of iron ore during that period of time.

      The Company intends to complete some exploration of this mine and depending on its findings, to market the mine for sale to potential buyers, including major mining companies.

Rainbow Valley Mine

      The Rainbow Valley Mine consists of approximately 1,620 acres located in Maricopa county, approximately 30 miles south of Phoenix near Mobile, Arizona.

      In July 2004, we signed an agreement with Mr. Bob Langguth regarding the operation of the Rainbow Valley Mine, consisting of claims located on approximately 1,620 acres in Maricopa County, Arizona. The property has been permitted and the property and was drilled and assayed in early 2005 to determine the iron ore content of the mining site. Currently, it is the Company's intent to finalize and verify the test results by an outside refinery and based upon the results of this property and compared to other properties the Company is in process of testing and confirming, management will determine the final disposition of this site during the first calendar quarter of 2006.

      Under the terms of the agreement, the seller is to be paid $2,500 monthly for managing the testing, further developing of the property, necessary permitting and consulting on other properties the Company may have an interest in. Upon completion of the successful testing and permitting of the site, the Company will be obligated to pay the seller $100,000. At this time, the Company is not liable for this obligation. If the transaction is consummated, additional consideration to be paid to the seller under the agreement consists of a royalty of $1.00 per ton of iron ore and 3% of the before tax profit on any minerals shipped from the property.

Executive Offices

      Our executive offices are located at 14301 North 87th Street, Suite 216, Scottsdale Arizona, 85260. On November 1, 2004, we entered into a two-year lease for the space, at a monthly rent of $3,845. We believe that the offices are adequate to meet our current requirements. Other than our mines as described above, the Company does not own any real property.

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

      Future sales of a substantial number of shares of our Common Stock in the public market could adversely affect the market price for our Common Stock and make it more difficult for shareholders to sell our Common Stock at times and prices that they believe are appropriate. As of January 10, 2006, we have issued and outstanding 72,314,813 shares of Common Stock, warrants to purchase up to an aggregate amount of 7,910,000 shares of Common Stock, a convertible security convertible into an aggregate amount of 2,600,000 shares of Common Stock and 1,250,000 shares issuable upon the exercise of outstanding options. Of our Common Stock issued and outstanding, 49,652,419 shares are free of restrictions and freely transferable, 3,858,343 are transferable subject to trading restrictions under Rule 144 of the Securities Act of 1933, as amended and 18,804,051 are restricted from transfer for varying time periods under Rule 144 of the Securities Act of 1933.

Risks Relating to Our Financial Condition

The volatility of precious metal prices may affect our earnings.

      We anticipate that a significant portion of our future revenues to come from the sale of platinum, gold, silver and other precious metals, and as a result, our earnings will be directly affected by the prices of such metals. Demand for precious metals can be influenced by economic conditions, including worldwide production, attractiveness as an investment vehicle, the relative strength of the U.S. dollar and local investment currencies, interest rates, exchange rates, inflation and political stability. The aggregate effect of these factors is not within our control and is impossible to predict with accuracy. The price of precious metals has on occasion been subject to very rapid short-term changes due to speculative activities. Fluctuations in precious metal prices may adversely affect the value of any discoveries made at the sites with which we are involved. If the market prices for these precious metals falls below the mining and development costs we incur to produce such precious metals, we will experience losses and may have to discontinue operations at one or more of our properties.

We currently do not have enough cash to fund operations during the next fiscal year.

      As of September 30, 2005, we had only $131,772 of cash on hand. We will be required to raise additional capital in financing transactions in order to satisfy our expected cash expenditures. The Company completed a private placement during the quarter ended December 31, 2005 (Note 10) and also completed a placement of a convertible debenture (Note 7). The Company also contemplates the exercise of the call options on various warrants, which if exercised, would provide the Company significant working capital to continue its exploratory programs. We continually evaluate business opportunities such as joint venture processing agreements with the objective of creating cash flow to sustain the corporation and provide a source of funds for growth. While the Company believes it will be able to finance its continuing activities, there are no assurances of success in this regard or in the Company's ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If management's plans are not successful, operations and liquidity may be adversely impacted. In the event that we are unable to obtain additional capital, we may be forced to reduce our operating expenditures or to cease development and operations altogether.

As of the end of our fiscal year ending September 30, 2005, we have not had revenue-generating operations.

      Although we anticipate entering into the operations phase for one or more of our properties during the next fiscal year, it is possible that none of our properties will ever produce significant mineral deposits and related cash flow.

Our independent auditors have reported that conditions exist that raise substantial doubt about our ability to continue as a going concern.

      We have had net losses for each of the years ended September 30, 2005 and September 30, 2004, and we have an accumulated deficit as of September 30, 2005 of $6,142,407. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we may not generate significant revenues in the foreseeable future, our ability to continue as a going concern may depend, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

Receivable from Gold and Minerals, Inc. dependent upon market price of our common stock.

      During the year ended September 30, 2005, the Company made net payments on behalf of Gold and Minerals amounting to $351,946 relating to costs incurred on the El Capitan mine site. Pursuant to an agreement effective October 1, 2004 between the two companies, costs incurred at the El Capitan mine are to be split in accordance with their percentage ownership interest. The Company holds a 40% equity interest in El Capital Ltd., and Gold and Minerals holds the remaining 60% equity interest. During the current year ended, Gold and Minerals paid the Company $150,000 toward its outstanding costs advanced.

      In October 2004, the Company loaned $120,000 at 12% per annum to Gold and Minerals, its majority shareholder at the time of the loan. The current obligation under this note at September 30, 2005 is $133,611, including accrued interest.

      To secure the amounts due under the note and the cost advances made on behalf of Gold and Minerals by the Company, Gold and Minerals has pledged to the Company 1,000,000 free trading shares of El Capitan Precious Metals, Inc. that it owns. The ability of Gold and Minerals to pay back the cost advances and loan is dependent upon Gold and Minerals' ability to sell its shares in the Company and not affect the market price of our stock.

      On January 1, 2006, El Capitan, Ltd. finalized the purchase of four patented mining claims, constituting approximately 77.5 acres in aggregate, located on the El Capitan Mine site. In consideration for the claims, El Capitan Ltd. transferred 2,100,000 shares of ECPN common stock owned by Gold and Minerals. Pursuant to an agreement between ECL and the Seller, the stock was valued at $0.82 per share, the market value of the stock on November 11, 2005.

      Pursuant to an arrangement with Minerals, ECPN is obligated to Minerals to pay $688,800 for the purchase of the patented mining claims by ECL. ECPN intends to offset its portion of the purchase price against existing obligations of Minerals due ECPN.

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

Uncertainty of mineralization estimates.

      Although the Company believes in the methods it uses to estimate the content of mineral deposits in its mines, such figures are estimates. Such estimates are inherently imprecise and depend to some extent on statistical inferences drawn from limited drilling, and may prove unreliable. Further, the Company may utilize different testing and assaying methods, some of which may be experimental or uncommon, because of the nature of the sample material, and the results from such testing and assaying methods may be varied and inconsistent or prove to be unreliable. No assurances can be given that inferences from such testing and assaying results will be accurate or that minerals will be realized.

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

      Additional financing will be needed in order to fund beyond the initial exploration of our properties. Our means of acquiring investment capital is limited to private equity and debt transactions. Other than the interest earned on our short-term investments or further financing, we have no other source of currently available funds to engage in additional exploration and development, which will be necessary to explore our current property interests or to acquire interests in other mineral exploration projects that may become available. See "Risks Relating to Our Financial Condition - We currently do not have enough cash to fund operations during the next fiscal year."

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

      A material portion of our holdings includes unpatented mining claims. The validity of unpatented claims is often uncertain and may be contested. In accordance with the mining industry practice, we generally do not obtain title opinions until we decide to develop a property. Accordingly, it is possible that title to some of our undeveloped properties may be defective.

ITEM 3. LEGAL PROCEEDINGS

      Our Company is not a party to any bankruptcy, receivership or other legal proceeding, and to the best of our knowledge, no such proceedings by or against us have been threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED MATTERS

(a)   Market Information

      Our common stock is quoted on the Over-the-Counter Bulletin Board, or "OTC Bulletin Board" under the trading symbol "ECPN." Prior to March 17, 2003 (as a result of the Company's name change), the Company's securities traded on the OTC Bulletin Board under the trading symbol "DMSV." The following table lists the high and low bid information for the Company's common stock as quoted on the OTC Bulletin Board for the past two fiscal years ended September 30, 2003 and 2004, respectively, and for the fiscal quarters ended December 31, 2004, March 31, 2005 and June 30, 2004 (all historical quotes are revised for a 4 for 1 stock split effective November 25, 2002 as well as a 200% stock dividend effective July 30, 2004):

                                                       Price Range
                     Quarter Ended                 High             Low
            ---------------------------------     ------          -------
            December 31, 2003                      $0.40           $0.26
            March 31, 2004                          0.32            0.18
            June 30, 2004                           0.26            0.12
            September 30, 2004                      0.75            0.13

            December 31, 2004                      $1.00           $0.43
            March 31, 2005                          0.85            0.41
            June 30, 2005                           0.57            0.41
            September 30, 2005                      0.62            0.35

The above quotations from the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

(b)   Holders

      The number of record holders of our common stock as of January 10, 2006, was approximately 1,534 based on information received from our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name.

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

(d)   Equity Compensation Plan Information

                                                                                       Number of securities
                                Number of securities to        Weighted-average        remaining available for
                                be issued upon exercise        price of outstanding    future issuance under
                                of outstanding options,        options, warrants       equity compensation
                                warrants and rights            and rights              plan (excluding (a))
                                (a)                            (b)                     (c)
Equity compensation
plans approved by
security holders                --                             --                      --

Equity compensation
plans not approved by           --                             --                      4,717,153 (1)
security holders
          Total                 --                             --                      4,717,153

(1) Includes (i) 261,444 shares registered by the Company on Form S-8 on June 14, 2004 and (ii) 4,455,709 shares registered by the Company on Form S-8 on July 19, 2005. These shares may be issued to certain employees and consultants as compensation for services rendered to the Company. Pursuant to, and subject to, individual agreements with such employees or consultants, the Company may issue shares of its Common Stock to such employees or consultants in lieu of accrued salary or fees, as applicable. In the event of an issuance of Common Stock in lieu of salary or fees, as applicable, the number of shares to be issued to the employee or consultant is to be equal to the amount to be paid in Common Stock divided by a purchase price to be not less than the most recent sale price of the Company's Common Stock. Accordingly, it is not possible to estimate the number of securities to be issued (column a) or the weighted average price of such securities (column b). The amount in column c is the number of securities that remain unissued of those registered pursuant to the Form S-8, but it is not yet determined whether those shares will be issued in the future.

(e)   Recent Sales of Securities

      In addition to the sales of unregistered securities that we reported in quarterly reports on Form 10-QSB and Current Reports on Form 8-K during fiscal year 2005, we made the following sales of unregistered securities during the quarter ended September 30, 2005.

      For each of the following transactions, we relied upon the exemptions from registration provided by Sections 4(2) and/or 4(6) of the Securities Act and Rule 506 promulgated thereunder based upon (i) the fact that each investor was an accredited or sophisticated investor with experience in investing in securities such that it could evaluate merits and risks related to our securities; (ii) that no general solicitation of the securities was made by us;
(iii) the securities issued were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act; and (iv) we placed appropriate restrictive legends on the certificates representing the securities regarding the restricted nature of these securities. The shares were issued as follows:

      In July 2005, the Company issued to certain accredited investors, pursuant to a private placement under Section 4(2) and Rule 506 promulgated under the Securities Act, an aggregate of 360,000 shares of common stock and 360,000 warrants to purchase common stock at an exercise price of $.50 per share for the aggregate consideration to the Company of $144,000.

      In October 2005, the Company issued to certain accredited investors, pursuant to a private placement under Section 4(2) and Rule 506 promulgated under the Securities Act, an aggregate of 2,353,333 shares of common stock and 2,353,333 warrants to purchase common stock at an exercise price of $.50 per share for the aggregate consideration to the Company of $941,333. These amounts included the conversion of a convertible debenture issued on March 30, 2005 in the amount of $300,000 into 750,000 shares of Common Stock and warrants to purchase 750,000 shares of Common Stock at an exercise price of $0.50 per share.

      On October 28, 2005, the Company issued pursuant to a private placement under Section 4(2) of the Securities Act a 8% convertible secured debenture in the principal amount of $750,000, together with a warrant to purchase 500,000 shares of the Company's common stock at an exercise price of $.60 per share. The convertible secured debenture matures on April 28, 2007. Until maturity, and subject to the Company's right to prepay, the principal and interest under the convertible secured debenture are convertible into shares of the Company's common stock at a conversion price of $.50 per share. Additionally, the Company granted the purchaser of the debenture an option to purchase an additional debenture in the amount of $550,000, together with warrants to purchase 366,667 shares of Common Stock at an exercise price of $0.60 per share, on or prior to April 28, 2006. The Company also issued a finder who assisted in obtaining the debt facility for the Company a warrant to purchase 225,000 shares of Common Stock at an exercise price of $0.60 per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      Results of Operations. We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until late in the second calendar quarter of 2006. Net loss increased $1,930,521 from $1,314,320 for the year ended September 30, 2004 to $3,244,841 for the year ended September 30, 2005. Our net loss increase in 2005 from 2004 was mainly due to increases in professional fees approximating $1,137,000, administrative consulting fees approximating $419,000, mine expenses approximating $676,000, and general and administrative and other expenses approximating $115,000. These increases were offset by decreases in officer compensation approximating $102,000 and management fees to related parties approximating $204,000.

      Plan of Operation. To address the going concern problem addressed in our financial statements, we will require additional working capital. We will also require additional working capital funds for continuing payments for necessary corporate personnel, related general and administrative expenses and for the implementation of our business strategies.

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

      During the next two quarters the Company will concentrate on raising the necessary working capital through equity financing and an acceptable debt facility to insure the Company's ability to implement its business strategies. To the extent that additional capital is raised through the sale of equity or equity related securities, the issuance of such securities would result in dilution of our current shareholders.

      We currently intend to continue to prove up our various mining properties and finalize the formal report on the El Capitan property site with the intent to formalize and implement the marketing plan to sell this site. We also intend to finalize the proprietary process the Company has been working on for extraction of precious metal from our other property interest.

      Liquidity. As of September 30, 2005, we had only $131,772 of cash on hand. We will be required to raise additional capital in financing transactions in order to satisfy our expected cash expenditures. The Company also contemplates the exercise of the call options on various warrants, which if exercised, would provide the Company significant working capital to continue its exploratory programs. We continually evaluate business opportunities such as joint venture processing agreements with the objective of creating cash flow to sustain the corporation and provide a source of funds for growth. While the Company believes it will be able to finance its continuing activities, there are no assurances of success in this regard or in the Company's ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If management's plans are not successful, operations and liquidity may be adversely impacted. In the event that we are unable to obtain additional capital, we may be forced to reduce our operating expenditures or to cease development and operations altogether.

      In October 2005, the Company issued to certain accredited investors, pursuant to a private placement under Section 4(2) and Rule 506 promulgated under the Securities Act, an aggregate of 2,353,333 shares of common stock and 2,353,333 warrants to purchase common stock at an exercise price of $.50 per share for the aggregate consideration to the Company of $941,333. These amounts include the rollover into the private placement of a convertible debenture issued on March 30, 2005. This rollover converted the $300,000 convertible note into 750,000 shares of common stock and 750,000 warrants to purchase common stock.

      On October 28, 2005, the Company issued pursuant to a private placement under Section 4(2) of the Securities Act a 8% convertible secured debenture in the principal amount of $750,000, together with a warrant to purchase 500,000 shares of the Company's common stock at an exercise price of $.60 per share. The convertible secured debenture matures on April 28, 2007. Until maturity, and subject to the Company's right to prepay, the principal and interest under the convertible secured debenture are convertible into shares of the Company's common stock at a conversion price of $.50 per share. Additionally, the Company granted the purchaser of the debenture an option to purchase an additional debenture in the amount of $550,000, together with warrants to purchase 366,667 shares of Common Stock at an exercise price of $0.60 per share, on or prior to April 28, 2006. The Company also issued a finder who assisted in obtaining the debt facility for the Company a warrant to purchase 225,000 shares of Common Stock at an exercise price of $0.60 per share.

      Off-Balance Sheet Arrangements. During the year ended September 30, 2005, the Company did not engage in any off balance sheet arrangements as defined in item 303(c) of the SEC's Regulation S-B.

      Uncertainties Relating to Forward Looking Statements. This report may contain certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the securities and exchange commission in its rules including section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, regulations and releases, which represent the company's expectations or beliefs, including but not limited to, statements concerning the company's operations, economic performance, financial condition, growth and acquisition strategies, off-balance sheet arrangements, and future operational plans including plans for the El Capitan property, for this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intent," "could," "estimate," "might," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the company's control, and actual results may differ materially depending on the variety of important factors, including uncertainty related to the company's operations, mergers or acquisitions, governmental regulation, the value of the company's assets and any other factors discussed in this and other company filings with the securities and exchange commission.

      Critical Accounting Policies. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Note c, "Significant Accounting Policies" in the Notes to the Consolidated Financial Statements in our Form 10-KSB describes our significant accounting policies which are reviewed by management on a regular basis.

      An accounting policy is deemed by us as critical if it requires an accounting estimate to be made based on assumptions about matters that are uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonable likely to occur periodically, could materially impact the financial statements. The policies and estimates that we believe are most critical to the preparation of our consolidated financial statements and that require a higher degree of judgment are:

            Stock-based compensation; and
            Valuation of warrants under the Black Scholes option-pricing model.

ITEM 7. FINANCIAL STATEMENTS

                EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                     (An Exploration Stage Mining Company)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                       Page
                                                                                                                       ----
Reports of Independent Registered Public Accounting Firms...............................................................F-1

Consolidated Balance Sheets - September 30, 2005 and 2004                                                               F-3

Consolidated Statements of Operations - Years ended September 30, 2005 and 2004 and for the period July 26, 2002
     (inception) through September 30, 2005.............................................................................F-4

Consolidated Statements of Changes in Stockholders' Deficit - period from July 26, 2002 (inception) through
     September 30, 2002 and for the years ended September 30, 2003, 2004 and 2005.......................................F-5

Consolidated Statements of Cash Flows - Years ended September 30, 2005 and 2004 and for the period July 26, 2002
     (inception) through September 30, 2005.............................................................................F-8

Notes to Consolidated Financial Statements.............................................................................F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors,
El Capitan Precious Metals, Inc.:

         We have audited the accompanying consolidated balance sheet of El Capitan Precious Metals, Inc. (an exploration stage mining company) as of September 30, 2005 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended September 30, 2005, and from July 26, 2002 (inception of exploration stage) to September 30, 2005. These financial statements are the responsibility of El Capitan Precious Metals, Inc. management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of El Capitan Precious Metals, Inc. as of September 30, 2005 and the results of its operations and its cash flows for the year ended September 30, 2005, and from July 26, 2002 (inception of exploration stage) to September 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that El Capitan Precious Metals, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, El Capitan Precious Metals, Inc. is in the exploration stage, has not yet generated any revenues, and is dependent upon raising capital from investors. Additionally, El Capitan Precious Metals, Inc. has incurred aggregate losses since inception of over $6,142,000 and has a total stockholders' deficit of over $121,000 at September 30, 2005. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Epstein Weber & Conover, PLC
Scottsdale, Arizona
January 6, 2006

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
El Capitan Precious Metals Inc.
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheet of El Capitan Precious Metals Inc. and Subsidiary (an exploration stage mining company) as of September 30, 2004 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year ended September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ HEIN & ASSOCIATES LLP

Phoenix, Arizona
January 14, 2005

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                      (An Exploration Stage Mining Company)

                           Consolidated Balance Sheets

                                                                                     September 30,
                             ASSETS                                               2005            2004
                                                                              -----------      -----------
Current Assets:
      Cash                                                                    $   131,772      $    22,404
      Advance to officer                                                            1,064               --
      Subscriptions receivable, common stock                                       68,000               --
      Prepaid expenses and other                                                   12,123               --
      Due from affiliated company                                                 351,946               --
      Note and interest receivable - affiliated company                           133,611               --
                                                                              -----------      -----------
         Total Current Assets                                                     698,516           22,404
                                                                              -----------      -----------

Furniture and Equipment at Cost                                                    69,101               --
      Less: accumulated depreciation                                               (7,790)              --
                                                                              -----------      -----------
                                                                                   61,311               --
                                                                              -----------      -----------

Other Assets:
      Investment in mining properties                                             100,008          100,008
      Deposits                                                                     16,445               --
      Note receivable net of allowance for doubtful account
         of $12,500                                                                    --               --
      Investment in common stock of USCA.PK                                            --               --
                                                                              -----------      -----------
                                                                              $   876,280      $   122,412
                                                                              ===========      ===========

                LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
      Accounts payable                                                        $   293,950      $   192,354
      Accrued liabilities                                                         175,670           50,702
      Interest payable, related parties                                                --            1,652
      Interest payable, other                                                      18,344           15,971
      Notes payable, related parties                                                   --           42,577
      Notes payable, other                                                        300,000          178,426
                                                                              -----------      -----------
            Total Current Liabilities                                             787,964          481,682

Long-Term Note Payable, less discount of $90,758                                  209,242               --
                                                                              -----------      -----------

            Total Liabilities                                                     997,206          481,682

Commitments, Contingencies and Subsequent Events
         (Notes 5, 8, 9, and 13)

Stockholders' Deficit:
      Preferred stock, $0.001 par value;  5,000,000 shares
         authorized; none issued and outstanding                                       --               --
      Common stock, $0.001 par value; 300,000,000 and 100,000,000 shares authorized respectively;
         69,408,749 and 62,669,616 issued and
         outstanding , respectively                                                69,409           62,670
      Common stock subscribed                                                          --           50,000
      Additional paid-in capital                                                5,952,072        2,425,626
      Deficit accumulated during the exploration stage                         (6,142,407)      (2,897,566)
                                                                              -----------      -----------
            Total Stockholders' Deficit                                          (120,926)        (359,270)
                                                                              -----------      -----------
                                                                              $   876,280      $   122,412
                                                                              ===========      ===========

                 See notes to consolidated financial statements.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                      (An Exploration Stage Mining Company)

                      Consolidated Statement of Operations

                                                                                     Period From
                                                                                    July 26, 2002
                                                                                     (Inception)
                                                                                       Through
                                                    Year Ended September 30,         September 30,
                                                      2005             2004              2005
                                                 ------------      ------------      ------------
REVENUES                                         $         --      $         --      $         --
                                                 ------------      ------------      ------------

GENERAL AND ADMINISTRATIVE EXPENSES:
      Professional fees                             1,497,752           360,288         2,760,649
      Officer compensation expense                    179,000           281,000           970,034
      Administrative consulting fees                  418,875                --           418,875
      Management fees, related parties                 36,000           240,000           320,500
      Legal and accounting fees                       209,108           188,399           462,490
      Mine expenses                                   691,746            15,631           707,377
      Other                                           161,747            46,800           225,071
                                                 ------------      ------------      ------------
                                                    3,194,228         1,132,118         5,864,996
                                                 ------------      ------------      ------------

LOSS FROM OPERATIONS                               (3,194,228)       (1,132,118)       (5,864,996)
                                                 ------------      ------------      ------------

OTHER INCOME (EXPENSE):
      Interest income                                  16,313                --            16,313
      Interest expense:
              Related parties (Note 5)                   (739)          (12,623)          (28,220)
              Other                                   (44,552)          (38,329)         (112,619)
      Expenses associated with debt issuance
           and conversion                             (21,635)         (131,250)         (152,885)
                                                 ------------      ------------      ------------
                                                      (50,613)         (182,202)         (277,411)
                                                 ------------      ------------      ------------
NET LOSS                                         $ (3,244,841)     $ (1,314,320)     $ (6,142,407)
                                                 ============      ============      ============

Basic and diluted net loss per common
      share                                      $      (0.05)     $      (0.02)     $      (0.11)
                                                 ============      ============      ============
Weighted average number of common
      shares outstanding                           67,395,928        54,707,858        53,768,274
                                                 ============      ============      ============

                 See notes to consolidated financial statements.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                      (An Exploration Stage Mining Company)

                Consolidated Statements of Stockholders' Deficit
              From July 26, 2002 (Inception) to September 30, 2005

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

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                      (An Exploration Stage Mining Company)

                Consolidated Statements of Stockholders' Deficit
              From July 26, 2002 (Inception) to September 30, 2005

                                                                                                           Deficit
                                                                                                         Accumulated
                                                                                           Additional     During The
                                                      Common Stock             Stock        Paid-In      Exploration
                                                   Shares        Amount    Subscriptions    Capital         Stage          Total
                                                -----------   -----------   -----------   -----------    -----------    -----------
Cost associated with warrants issued                     --   $        --   $        --   $   108,000    $        --    $   108,000

Common stock issued under executive
  compensation agreement in May 2004,
  $0.13 per share                                 1,350,000         1,350            --       178,650             --        180,000

Common stock issued under management
  agreement in May 2004, $0.13 per share          1,350,000         1,350            --       178,650             --        180,000

Common stock issued for services in June
  2004, $0.20 per share                             836,760           837            --       163,728             --        164,565

Common stock issued in connection with
  notes payable in June 2004, $0.25 per share       225,000           225            --        56,025             --         56,250

Common stock issued under executive
  compensation agreement in July 2004
  $0.14 per share                                   285,714           286            --        39,714             --         40,000

Common stock issued under
  management agreement in July 2004,
  $0.14 per share                                   285,714           285            --        39,715             --         40,000

Common stock issued for acquisition of
  Weaver mining interest in July 2004,
  $0.00 per share                                 3,000,000         3,000            --        (3,000)            --             --

Common stock issued for services in July
  2004, $0.15 per share                             703,740           704            --       105,128             --        105,832

Common stock issued for retirement of a
  note payable and accrued interest in
  July 2004, $0.13 per share                      1,343,154         1,343            --       177,744             --        179,087

Common stock issued under executive
  compensation agreement in August 2004
  $0.14 per share                                   142,857           143            --        19,857             --         20,000

Common stock issued under
  management agreement in August
  2004, $0.14 per share                             142,857           143            --        19,857             --         20,000

Common stock issued for services in
  August 2004, $0.20 per share                       50,000            50            --         9,950             --         10,000

Common stock issued under executive
  compensation agreement in September
  2004, $0.43 per share                              46,511            46            --        19,954             --         20,000

Common stock issued under
  management agreement in September
  2004, $0.43 per share                              46,511            47            --        19,953             --         20,000

Common stock issued for retirement of
  notes payable and accrued interest in
  September 2004, $0.35 per share                   751,518           751            --       262,280             --        263,031

Beneficial Conversion of Notes payable                   --            --            --        75,000             --         75,000

Stock subscriptions                                      --            --        50,000            --             --         50,000

Net loss, year ended September 30, 2004                  --            --            --            --     (1,314,320)    (1,314,320)
                                                -----------   -----------   -----------   -----------    -----------    -----------

Balances at September 30, 2004                   62,669,616   $    62,670   $    50,000   $ 2,425,626    $(2,897,566)   $  (359,270)

                 See notes to consolidated financial statements.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                      (An Exploration Stage Mining Company)

                Consolidated Statements of Stockholders' Deficit
              From July 26, 2002 (Inception) to September 30, 2005

                                                                                                           Deficit
                                                                                                         Accumulated
                                                                                           Additional     During The
                                                      Common Stock             Stock        Paid-In      Exploration
                                                   Shares        Amount    Subscriptions    Capital         Stage          Total
                                                -----------   -----------   -----------   -----------    -----------    -----------
Subscribed stock issued                            200,000   $       200   $   (50,000)   $    49,800    $        --    $        --

Common stock issued in settlement of
  accounts payable in October 2004, at
  $0.82 per share                                   20,000            20            --         16,361             --         16,381

Common stock issued for professional
  in October 2004, at $0.66 per share              106,500           106            --         70,029             --         70,135

Common stock issued for consulting agree-
   ment in November 2004, $0.60 per share        1,536,859         1,537            --        920,578             --        922,115

Common stock sold in private placement
  in November 2004 at $0.50 per share            2,110,000         2,110            --      1,052,890             --      1,055,000

Common stock issued in settlement of
  Accounts payable in November 2004
  at $0.60 per share                                25,000            25            --         14,975             --         15,000

Common stock sold in private placement
  In December 2004 at $0.50 per share               50,000            50            --         24,950             --         25,000

Costs associated with warrants issued                   --            --            --        135,000             --        135,000

Costs associated with stock private
  placement                                             --            --            --        (19,363)            --        (19,363)

Common stock sold in private placement
  in January 2005 at $0.50 per share               265,000           265            --        132,235             --        132,500

Common stock issued for retirement of
  notes payable and accrued interest in
 February 2004 at $0.40 per share                  432,701           433            --        172,647             --        173,080

Common stock sold in private placement
  in March 2005 at $0.50 per share                 200,000           200            --         99,800             --        100,000

Beneficial conversion feature of notes payable          --            --            --         21,635             --         21,635

Costs associated with warrants issued                   --            --            --         14,000             --         14,000

Discounts associated with issuance of
   convertible debt with detachable warrants            --            --            --        113,448             --        113,448

Common stock sold in private placement
    May -June 2005 at $0.40 per share              880,000           880            --        351,120             --        352,000

Common stock sold in private placement
   In July 2005 at $0.40 per share                 360,000           360            --        143,640             --        144,000

Common stock issued for consulting services
     In August 2005 at $0.57 per share               8,772             9            --          4,991             --          5,000

Common stock issued for unpaid consulting
    In August 2005 at $0.38 per share              544,291           544            --        207,706             --        208,250

Share rounding on affiliate share
distribution to its shareholders                        10            --            --              4             --              4

Net loss, year ended September 30, 2005                 --            --            --             --     (3,244,841)    (3,244,841)
                                               -----------   -----------   -----------    -----------    -----------    -----------

Balances at September 30, 2005                  69,408,749   $    69,409   $        --    $ 5,952,072    $(6,142,407)   $  (120,926)
                                               ===========   ===========   ===========    ===========    ===========    ===========

                 See notes to consolidated financial statements.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                      (An Exploration Stage Mining Company)

                      Consolidated Statements of Cash Flows

                                                                                              Period From
                                                                                             July 26, 2002
                                                                                              (Inception)
                                                                                                Through
                                                             Year Ended September 30,         September 30,
                                                              2005              2004              2005
                                                          ------------      ------------      ------------
Cash Flows From Operating Activities:
      Net loss                                            $ (3,244,841)     $ (1,314,320)     $ (6,142,407)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
      Costs associated with common stock and
         warrants                                            1,405,539           964,647         3,468,304
      Beneficial conversion feature of notes payable            21,635            75,000            96,635
      Amortization of discount on notes payable                 22,690                --            40,190
      Provision for uncollectible note
         receivable                                             50,000                --            62,500
      Depreciation                                               7,790                --             7,790
      Changes in operating assets and liabilities:
          Increase in advance to  officer                       (1,064)               --            (1,064)
          Increase in interest receivable                      (13,611)               --           (13,611)
          Increase in prepaid expenses and other               (12,123)               --           (12,123)
          Increase in expense advances on behalf
            of affiliated company                             (351,946)               --          (351,946)
          Increase in deposits                                 (16,445)               --           (16,445)
          Increase in accounts payable                         101,596           168,284           293,950
          Increase in accrued liabilities                      124,968            17,568           175,670
          (Decrease) in accrued liabilities,
             related parties                                        --           (70,500)               --
          (Decrease) increase in interest payable,
             related parties                                    (1,652)           12,968                --
          Increase in interest payable, other                    2,373            36,805            18,344
                                                          ------------      ------------      ------------
              Net Cash Used in Operating Activities         (1,905,091)         (109,548)       (2,374,213)
                                                          ------------      ------------      ------------

Cash Flows From Investing Activities:
      Purchase of mine interest                                     --           (14,000)         (100,000)
      Purchase of furniture and equipment                      (69,101)               --           (69,101)
      Issuance of notes receivable                            (236,930)               --          (249,430)
      Payments received on notes receiveble                     66,930                --            66,930
      Cash paid in connection with acquisition of
        DLM Services, Inc.                                          --                --           (50,000)
                                                          ------------      ------------      ------------
          Net Cash Used in Investing Activities               (239,101)          (14,000)         (401,601)
                                                          ------------      ------------      ------------

Cash Flows From Financing Activities:
      Proceeds from the sale of common stock                 1,740,500                --         1,740,523
      Costs associated with sale of stock                      (19,363)               --           (19,363)
      Proceeds from notes payable, related parties                  --            47,400           219,900
      Proceeds of notes payable, other                         600,000            63,300         1,022,300
      Stock subscription received                                   --            50,000            50,000
      Repayment of notes payable, related parties              (42,577)          (14,823)          (61,900)
      Repayment of notes payable, other                        (25,000)               --           (43,874)
                                                          ------------      ------------      ------------
          Net Cash Provided by Financing Activities          2,253,560           145,877         2,907,586
                                                          ------------      ------------      ------------

Increase in Cash                                               109,368            22,329           131,772

Cash, Beginning of Period                                       22,404                75                --
                                                          ------------      ------------      ------------

Cash, Ending of Period                                    $    131,772      $     22,404      $    131,772
                                                          ============      ============      ============

                 See notes to consolidated financial statements.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                      (An Exploration Stage Mining Company)

                      Consolidated Statements of Cash Flows

                                                                                             Period From
                                                                                            July 26, 2002
                                                                                             (Inception)
                                                                                               Through
                                                              Year Ended September 30,       September 30,
                                                                2005            2004             2005
                                                           ------------     ------------     ------------
SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for interest                              $        950     $      1,117     $      1,177
                                                           ============     ============     ============

       Cash paid for income taxes                          $         --     $         --     $         --
                                                           ============     ============     ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:

       Issuance of common stock to Gold and Minerals
         Company, Inc. in connection with the purchase
         of interest in assets of El Capitan, Ltd.         $         --     $          8     $          8
                                                           ============     ============     ============

       Issuance of common stock to Gold and Minerals
         Company, Inc. in connection with the purchase
         of the COD Mine (Note 1)                          $         --     $         --     $      3,600
                                                           ============     ============     ============

       Issuance of common stock to Gold and Minerals
         Company, Inc. in connection with the purchase
         of the Weaver mineral property                    $         --     $      3,000     $      3,000
                                                           ============     ============     ============

       Costs associated with warrants issued               $    149,004     $    108,000     $    257,004
                                                           ============     ============     ============

       Stock based compensation                            $  1,205,500     $    800,397     $  3,044,897
                                                           ============     ============     ============

       Issuance of common stock for financing costs        $         --     $     56,250     $     56,250
                                                           ============     ============     ============

       Issuance of common stock for interest costs         $      3,683     $         --     $     62,801
                                                           ============     ============     ============

       Conversion of accounts payable to equity            $     31,381     $         --     $     31,381
                                                           ============     ============     ============

       Conversion of accrued interest to equity            $     15,971     $         --     $     15,971
                                                           ============     ============     ============

       Conversion of notes payable and accrued
         interest for the issuance of common stock         $    153,426     $    442,118     $    595,544
                                                           ============     ============     ============

                 See notes to consolidated financial statements.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                      (An Exploration Stage Mining Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 2005 AND 2004

NOTE 1. BUSINESS, OPERATIONS, ORGANIZATION, LIQUIDITY AND BASIS OF PRESENTATION

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

      Organization - The Company was previously organized as DML Services, Inc. ("DML"), a Nevada corporation, formed in 2000. On March 17, 2003, DML sold the assets and operations of its catering and food service business to the executive officers and directors of DML in exchange for the return of 30,120,000 shares of DML and cash of $50,000, paid by El Capitan. On March 18, 2003, DML acquired all of the issued and outstanding common stock of El Capitan in exchange for 39,000,000 shares of DML's common stock issued to the El Capitan stockholders, which represented 85% of the Company's total shares outstanding immediately following the exchange. As a result of a four share for one stock split completed by DML on November 25, 2002, and the retirement of 30,120,000 post-reverse-split shares which took place immediately prior to closing the transaction, the stockholders of DML hold 6,720,000 shares of the Company's common stock, which represents 15% of the total outstanding shares of common stock of the Company immediately following the exchange.

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

      Basis of Presentation and Going Concern - The accompanying financial statements have been prepared assuming the Company will continue as going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is an exploration stage mining company and since its inception has had no mining revenues and has incurred recurring losses aggregating $6,142,407 accumulated during the exploration stage. In addition, the Company does not have a revolving credit facility with any financial institution. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital, negotiating adequate financing arrangements and on achieving sufficiently profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      The Company believes its cash requirements over the next fiscal year can be funded through a combination of financing activities completed and projected subsequent to year-end and prior to cash flow generated through operations. The Company has completed a private placement during the quarter ended December 31, 2005 (Note 13) and also completed a placement

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                      (An Exploration Stage Mining Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 2005 AND 2004

      of a convertible debenture (Note 13). The Company also anticipates exercising the call option on various warrants, which, if exercised, would provide the Company significant working capital to continue its exploratory programs. We continually evaluate business opportunities such as joint venture processing agreements with the objective of creating cash flow to sustain the corporation and provide a source of funds for growth. While the Company believes it will be able to finance its continuing activities, there are no assurances of success in this regard or in the Company's ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If management's plans are not successful, operations and liquidity may be adversely impacted.

      Given the Company's limiting operating history, lack of revenue, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 2. ACQUISITIONS AND DIVESTITURES

      Acquisition of El Capitan Property from Gold and Minerals Company, Inc. - In October 2003, the Company completed the acquisition of a 40% equity interest in El Capitan, Ltd. ("ECL"), an Arizona corporation, which prior to the transaction was wholly-owned subsidiary of Gold and Minerals Company, Inc. ("Minerals"), a Nevada corporation. Minerals is affiliated with the Company in that it is a shareholder of the Company and the Company's CEO/President is a shareholder of Minerals. Minerals is involved in the exploration, development, and testing of mining properties. Consideration for the acquisition consisted of the issuance of 30,225,000 shares of the Company's common stock to Minerals (which occurred in November 2002, and which constituted a 77.5% equity ownership in the Company prior to the reverse acquisition) and $100,000 cash, of which $86,000 was paid through September 30, 2003, and $14,000 was paid in October 2003. Minerals retained the remaining 60% ownership in El Capitan, Ltd.

      The assets of ECL primarily consist of the El Capitan property (the "Property"), an inactive iron and related ore property located in New Mexico. At September 30, 2005, the Property contained four patented claims and three unpatented claims on approximately 200 acres in the Capitan
      Mountains in Lincoln County, New Mexico. The Property has no proven reserves. The Company did not assume any liabilities or obligations of ECL.

      Subsequent to our current year-end, the Company filed additional claims on the surrounding properties adjacent to our Property site at El Capitan based upon recommendations from our consulting geologist. The Company has expanded its mining claims for this Property to approximately 10,000 acres.

      On January 1, 2006, ECL finalized the purchase of four patented mining claims, constituting approximately 77.5 acres in aggregate, located in Lincoln County, New Mexico. The purchased claims are located on the El Capitan Mine property, which is owned by ECL. In consideration for the claims, ECL transferred 2,100,000 shares of ECPN common stock owned by Gold and Minerals. Pursuant to an agreement between ECL and the Seller, the stock was valued at $0.82 per share, the market value of the stock on November 11, 2005.

      Pursuant to an arrangement with Minerals, ECPN is obligated to Minerals to pay $688,800 for the purchase of the patented mining claims by ECL. ECPN intends to offset its portion of the purchase price against existing obligations of Minerals due ECPN.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                      (An Exploration Stage Mining Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 2005 AND 2004

      Purchase of Mining Claims from Minerals - In August 2003, the Company acquired from Minerals certain mining claims granted by the United States Bureau of Land Management, buildings and personal property known as the COD Mine located near Kingman, Arizona. The COD Mine is an inactive underground mine consisting of thirteen mining claims as well as various outbuildings and other associated personal property. Consideration for this purchase consisted of 3,600,000 shares of the Company's common stock. Because the COD Mine was acquired from Minerals, the Company's controlling stockholder at the time of the transaction, the transaction was accounted for as a non-monetary exchange and was recorded at no value in the consolidated financial statements.

      Sale of 80% of Mining Claims and Joint Venture - In May 2004, the Company executed a joint venture agreement (the "Joint Venture") with U.S. Canadian Minerals, Inc. ("USCA.PK"), a publicly-traded Nevada company, to explore, operate and utilize the COD Mine, including the recovery of gold and silver from the tailings of the COD Mine. The Joint Venture is to operate under the name "CanEl" until May 2020, unless terminated earlier pursuant to the terms of the Joint Venture. Under terms of the Joint Venture Agreement, the Company was required to transfer to USCA.PK an 80% interest in the COD mine in exchange for 720,000 shares of USCA.PK common stock. Pursuant to a stock split affected by USCA.PK, the Company currently holds 2,160,000 shares of the USCA.PK common stock. On the date of the original transaction, shares of unrestricted freely trading USCA.PK common stock traded at $2.85 per share, or as adjusted for the split, at $0.95 per share. At September 30, 2005, 1,000,000 these shares were pledged as security for the $300,000 convertible debenture note. See NOTE 7.

      The USCA.PK common stock was restricted with respect to sale until May 2005. USCA.PK's common stock is currently traded on the Pink Sheets, its most recent SEC filings have not been reviewed by a registered accounting firm, and it faced a SEC imposed temporary trading suspension in October of 2004 (which has since expired). The Company also has continuing involvement (as discussed below) related to the COD Mine. Based on these factors, no gain on the sale was recorded and the Company has not ascribed any value to the common stock received.

      When the USCA.PK restriction period ends and resumes trading on the Bulletin Board, and once the Company's assessment of the common stock allows for classification of the securities as marketable securities, it intends to classify the investment as available for sale under Statement of Financial Accounting Standard (SFAS) No 115, Accounting for Certain Investments in Debt and Equity Securities. The Company will not record any value associated with the common stock until such time, unless it liquidates its investment earlier.

      The Joint Venture provides that the Company is to operate the COD Mine as it relates to the tailings and settlement pond and contribute the equipment needed for such operations, which have not yet begun. USCA.PK agreed to contribute 90 days operating capital to provide for at least three workers, fuel, necessary equipment agreed upon by the parties, and equipment repair and maintenance and paid $12,500 in July 2004. Net profits, if any, from the operations tailings and settlement pond operations will be split equally among the Company and USCA.PK. This project has been on hold as USCA.PK has been focusing on brining current their SEC filings and to resume trading on the Bulletin Board. Subsequent to our current year ended, our Board of Directors approved an amendment to the Joint Venture Agreement whereas the Company will contribute $50,000 for the completion of the geological field study. As consideration for this advance, the Company will be reimbursed this advance and any other incurred expenses and all net proceeds after deducting all incurred costs, are to be split equally with USCA.PK.

      In addition to the Joint Venture, the Company also retained USCA.PK as a consultant for a period of two years to provide services pertaining to, among other things, identifying, studying and evaluating merger, acquisition, joint venture, strategic alliance and other proposals as well as implementation of financial public relations programs for the Company. In exchange for its services, USCA.PK was issued a one-year warrant to acquire up to 3,000,000 shares of El Capitan common stock exercisable at $0.14 per share. The total compensation cost related to the warrants was valued at $108,000 utilizing the Black Scholes option-pricing method and the entire amount was expensed during the year ended September 30, 2004. The warrants expired unexercised in May 2005.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                      (An Exploration Stage Mining Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 2005 AND 2004

      Acquisition of Weaver Mining Claims - In July 2004 the Company purchased the Weaver mining claims from its then controlling stockholder, Gold and Minerals Co., Inc., for the consideration of 3,000,000 shares of the Company's common stock. This acquisition consists of mining claims granted by the United States Bureau of Land Management, buildings and personal property and located near Wichenberg, Arizona. The Weaver claims were acquired from the Company's controlling stockholder at the time of transaction in exchange for shares of the Company's common stock and the transaction was accounted for as a non-monetary exchange and was recorded at a zero basis in the consolidated financial statements, as that was the basis of Gold & Minerals Co., Inc.

      Purchase Agreement for Rainbow Valley Mining Property - In July 2004 the Company signed an agreement with an individual for the acquisition of approximately 1,620 acres located in Maricopa County, Arizona. The property has been permitted and the property and was drilled and assayed in early 2005 to determine the iron ore content of the mining site. Currently it is the Company's intent to finalize and verify the test results by an outside refinery and based upon the results of this property and compared to other properties the Company is in process of testing and confirming, management will determine the final disposition of this site during the first calendar quarter of 2006.

      Under the terms of the agreement, the seller is to be paid $2,500 monthly to manage the testing, further develop the property, complete necessary permitting and consult on other properties the Company may have an interest in. Upon completion of the successful testing, permitting and acceptance by the Company of the site, the Company will be obligated to pay the seller $100,000. At this time, the Company is not liable for this obligation until all terms and conditions are met. If the transaction is consummated, additional consideration to be paid to the seller under the agreement consist of a royalty of $1.00 a ton of iron ore and 3% of the before tax profit on any minerals shipped from the property.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principals of Consolidation - The consolidated financial statements include the accounts of El Capitan Precious Metals, Inc. and its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

      Cash and Cash Equivalents - The Company considers those short-term, highly liquid investments with maturities of three months or less as cash and cash equivalents. At times, cash in banks may be in excess of the FDIC limits.

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

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                      (An Exploration Stage Mining Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 2005 AND 2004

      Furniture  and  Equipment - Furniture  and  equipment  are stated at cost.
      Depreciation   is   calculated   for   financial   statements   using  the
      straight-line basis over the estimated useful lives as follows:

             Automobile                                 5 years
             Office furniture and equipment          3-10 years
             Mine equipment                             7 years

      Depreciation expense for the years ended September 30, 2005 and 2004 was $7,790 and $-0-, respectively.

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

      Net Income (Loss) Per Share - SFAS No. 128, Earnings per Share, requires dual presentation of basic and diluted earnings or loss per share ("EPS") with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents and is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects potential dilution. These dilutive securities are not considered in the calculation, as the impact of the potential shares would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share. The historical loss per share of El Capitan prior to the merger has been retroactively restated to reflect the new capital structure.

      At September 30, 2005, potential dilutive securities consisted of stock options representing 1,150,000 common shares were outstanding with an exercise price of $0.56 per share. At September 30, 2005, stock warrants representing 5,015,000 common shares were outstanding with exercise prices ranging between $0.50 and $2.50 per share. The weighted average exercise price for outstanding warrants is $0.64.

      At September 30, 2004, potential dilutive securities consisted stock warrants representing 3,300,000 common shares were outstanding with exercise prices ranging between $0.14 and $2.50 per share. The weighted average exercise price for outstanding warrants was $0.28.

      Stock-Based Compensation - Transition and Disclosure - The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and the related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. If the exercise price of employee stock options is under the market price of the underlying stock on the date of grant, compensation expense is recorded for the price differential times the quantity of options granted. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," as amended by SFAS No. 148, "Accounting For Stock-Based Compensation - Transition & Disclosure."

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                      (An Exploration Stage Mining Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 2005 AND 2004

      The Company recognized no stock-based employee compensation for options issued to employees during the years ended September 30, 2005 and 2004.

      The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for all grants, volatility of 87%, expected life of options of 5 years, risk-free interest rates of two percent (2.25%), and a zero percent (0%) dividend yield.

      Transactions in equity instruments with non-employees for goods and services are accounted for by the fair value method.

      The following table illustrates the pro forma effect on net (loss) and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 148, "Accounting For Stock-Based Compensation - Transition & Disclosure, An Amendment To FASB Statement No. 123," to stock-based employee compensation.

                                                                   Year Ended September 30,
                                                                    2005             2004
                                                               -------------    -------------
                                                                (Unaudited)      (Unaudited)
      Net loss, as reported                                    $  (3,244,841)   $  (1,314,320)
      Add: total stock-based employee compensation expense
           included in reported net loss                           1,317,636               --
      Deduct - stock-based compensation expense determined
           under the fair value method, net of tax effect         (1,369,202)              --
                                                               =============    =============
      Pro forma net loss                                       $  (3,296,407)   $  (1,314,320)
                                                               =============    =============

      Loss per share:
           Net loss per share, as reported                     $       (0.05)   $       (0.02)
                                                               =============    =============

           Net loss per share, pro forma                       $       (0.05)   $       (0.02)
                                                               =============    =============

      Impairment of Long-Lived Assets - Management assesses the carrying value of long-lived assets for impairment when circumstances indicate such amounts may not be recoverable from future operations. Generally, assets to be held and used are considered impaired if the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. At September 30, 2005 and 2004, long-lived assets were recorded at no value in the consolidated financial statements.

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

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                      (An Exploration Stage Mining Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 2005 AND 2004

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

      SFAS 123R applies to all awards granted after the required amended effective date and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under Statement 123 will apply this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for prior periods adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123. As a result, beginning in our fiscal quarter starting October 2006, we will adopt SFAS 123R and begin reflecting the stock option expense determined under fair value based methods in our income statement rather than a pro forma disclosure in the notes to the financial statements. We expect the effect of adopting SFAS 123R to be similar to the effect presented in our pro forma disclosure related to SFAS 123.

NOTE 4. INVESTMENTS IN USCA.PK

      At September 30, 2005 the Company owned 2,160,000 shares of U. S. Canadian Minerals Inc. (USCA.PK) common stock. The market value per unrestricted share at the closing of the market on September 30, 2005 was $0.39 based on the last published sales price. As discussed in Note 2, the initial carrying value of this investment is recorded at no value in the consolidated financial statements. On March 30, 2005, the Company pledged 1,000,000 shares of its USCA.PK investment as security for a secured convertible debenture note. See NOTE 7 and NOTE 13.

NOTE 5. RELATED PARTY TRANSACTIONS

      Notes Receivable - In March 2003, the Company advanced $12,500 to an affiliate in which a prior officer of the Company was also an officer of the affiliate, in exchange for two unsecured, 8% promissory notes, which are due on demand. At September 30, 2005 and 2004, the Company has recorded a valuation allowance of $12,500 against this receivable due to uncertainty as to the ultimate collectibility of these promissory notes.

      Notes Payable - At September 30, 2004, the Company had $34,000 of unsecured notes payable with two related parties. The notes bore interest at 8% and 10% per annum. The Company also had one unsecured 8% per annum note payable to the president and sole director of the Company at September 30, 2004. The note payable to the president of the Company totaled $8,577. All the aforementioned notes were paid in full at September 30, 2005.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                      (An Exploration Stage Mining Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 2005 AND 2004

      Due from Affiliated Company - During the year ended September 30, 2005, the Company made net payments on behalf of Minerals amounting to $351,946 relating to costs incurred on the El Capitan mine site. Pursuant to an agreement effective October 1, 2004 between the two companies, costs incurred at the El Capitan mine are to be split in accordance with their percentage ownership interest. The Company holds a 40% equity interest in El Capitan, Ltd., and Minerals holds the remaining 60% equity interest. To secure the amounts due under the note and the cost advances made on behalf Minerals by Company, Minerals has pledged to the Company 1,000,000 free trading shares of El Capitan Precious Metals, Inc. that it owns. During the quarter ended September 30, 2005, Minerals paid $150,000 towards its obligation under the Agreement. See Note 13 regarding subsequent events to our year end.

      Employment Agreement - In March 2003, the Company executed a two-year employment agreement under which the Company issued 600,000 shares of common stock to its President and Director as incentive compensation. The agreement calls for the President to be paid a salary of $20,000 per month commencing January 1, 2003, which, at the option of the President, may be satisfied in shares of the Company's common stock. As of March 31, 2005, the Company had issued 2,282,222 shares of common stock in payment of $420,000 of salary. The 600,000 shares of common stock granted to the president were valued at $320,000, which was recorded as general and administrative expense in March 2003.

      Terms of the employment agreement also required the Company to issue 1,500,000 shares of common stock to the President should the Company sell the El Capitan mine during the term of the employment agreement. The Agreement expired on March 18, 2005 and no shares were issued under this provision. On February 1, 2005, the Board of Directors amended and extended only the conditional option provision of employment agreement, which provided conditional stock options to be granted to the president if the El Capitan mining property is sold. The amended provision for conditional stock options provides that if the sale of the Mine is for a price in excess of $150,000,000, during the period March 18, 2005 through March 18, 2006, the Company is required to grant the president a five-year stock option to purchase 1,750,000 shares of the Company's common stock at an exercise price of $0.75 per share.

      At September 30, 2005, no new formal employment agreement was in effect with the President and he is currently compensated at $12,000 per month. Effective June 1, 2005, the President has agreed to take accrued back compensation and monthly compensation for June through September 2005 in S-8 common stock of the Company.

      Amounts expensed under these employment agreements for the years ended September 30, 2005 and 2004 were $179,000 and $240,000, respectively.

      Management Fees - The Company agreed to pay management fees to a stockholder ($5,000 per month beginning August 1, 2002), and its corporate secretary ($1,000 per month beginning October 1, 2002, increased to $3,500 per month beginning January 1, 2003 and reduced to $2,500 a month in September 2004). The agreements were on a month-to-month basis. The Company paid or accrued management fees pursuant to these agreements of $171,000 and $72,000 during the years ended September 30, 2004 and 2003, respectively, and $275,000 during the period from July 26, 2002 (inception) through September 30, 2004. In June 2004, $68,100 representing the accrued management fees payable to the stockholder where converted to 346,260 shares of common stock of the Company. In July 2004 the shareholder and corporate secretary converted $105,832 of accrued management fees to 703,740 shares of common stock of the Company. In August 2004 the corporate secretary converted accrued fees of $10,000 to 50,000 shares of the Company's common stock. Accrued management fees at September 30, 2004 were $40,668. All conversion prices were equal to the closing price of the Company's common stock on the date of conversion.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                      (An Exploration Stage Mining Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 2005 AND 2004

      The management fees to the stockholder terminated as of September 30, 2004. The Company continued to pay management fees to the corporate secretary, who resigned as corporate secretary as of July 1, 2004, through December 31, 2004 for consulting activities.

      The Company currently has informal arrangements with four individuals, three of whom are officers and/or directors of the Company, pursuant to which such individuals serve as support staff for the functioning of the home office and all related corporate activities and projects. There are no written agreements with these individuals, and the Company currently pays an aggregate amount of $40,000 per month to these individuals for their services. Effective June 1, 2005, they agreed to take accrued back compensation in S-8 common stock of the Company and three of the consultants agreed to take monthly compensation in S-8 common stock of the Company for the months of June through September 2005.

      Total management fees paid under these agreements for the years ended September 30, 2005 and 2004 was $418,874 and $171,000, respectively.

      Consulting Agreements - The Company has entered into a consulting agreement with an officer of Minerals relating to the El Capitan Mine pursuant to which the Company issued 600,000 shares of common stock to the consultant and agreed to pay a fee of $20,000 per month, which may be paid in shares of the Company's common stock at the Company's option. Through December 31, 2004, the Company has issued 2,282,222 shares in payment of $420,000 of the earned fees and the agreement expired on December 31, 2004. The Company extended the contract on a month-to-month basis through March 2005 at $10,000 per month. Amounts expensed under this agreement for the years ended September 30, 2005 and 2004 was $36,000 and $240,000, respectively.

NOTE 6. NOTES PAYABLE OTHER

      At September 30, 2005, the Company had two 12% unsecured notes payable to two stockholders of the Company amounting to $150,000 each, both of which are due September 15, 2006.

      At September 30, 2004, the Company had 8% and 12% unsecured notes payable to four stockholders of the Company amounting to $153,426 and $25,000, respectively, all of which were due on demand. During our fiscal year 2005, the 12% note was paid off and the two 12% notes and related accrued interest were converted into equity.

NOTE 7 - LONG-TERM NOTE PAYABLE

      On March 30, 2005, the Company issued a 10 % secured convertible debenture note for $300,000 to a stockholder of the Company. The note has a maturity of two and one-half years and contains a conversion feature into common stock at $0.60 per share. The note also provides for a five-year warrant to be issued for the purchase of common stock at an exercise price of $0.75. The note is collateralized by 1,000,000 shares of the U.S. Canadian Minerals Inc. shares that the Company owns. The note also provides that if the Company should sell any of the 2,160,000 shares of the U.S. Canadian Minerals, Inc. stock, the Company must allocate thirty-five percent (35%) of the net proceeds towards the retirement of the debenture note.

      The intrinsic value of the beneficial conversion feature of the note was $61,724 and the portion of the proceeds allocated to the warrants issued in connection with the debt amounted to $51,724. Accordingly, $113,448 was recognized as a discount of the convertible debt and an addition to paid-in capital. At September 30, 2005, $22,690 of discount has been amortized.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                      (An Exploration Stage Mining Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 2005 AND 2004

      On October 28, 2005, the note holder and Company agreed to roll the secured convertible debenture note into the private placement that the Company was terminating and payment of all accrued interest to the note holder.

NOTE 8 - CONSULTING AGREEMENTS

      In June 2004, the Company entered into a one year consulting agreement with an unaffiliated third party in which the Company is to receive corporate planning and development services in exchange for 360,000 shares of the Company's common stock valued at $70,800 (the market price of the common stock at the date of issuance). Although the agreement was for a one-year period, the entire amount was expensed during the year ended September 30, 2004, as this was the period the majority of the services were rendered.

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

      On October 19, 2004, the Company entered into an Investment Advisory Agreement with Blake Advisors, LLC ("Blake") for certain financial and investment advisory services. The term of the Agreement expired on October 31, 2005. Compensation under the Agreement provided for (i) the payment of $175,000 in cash and (ii) a monthly fee of $5,000 from November 1, 2004 to October 1, 2005. Pursuant to the Agreement, the Company granted a five-year warrant to the consultant for the purchase of 500,000 shares of the Company's common stock at an exercise price of $0.85 per share, a cashless-exercise provision and piggyback registration rights. Subsequently, the warrant exercise price was reduced to $0.50 per share in consideration of Blake agreeing to remove the cashless exercise provision provided for in the original warrant. Under the terms of the Agreement, the Company became obligated and paid fees amounting to $125,000 under the Agreement.

      On November 4, 2004, the Company entered into an Exclusive Agency Agreement with Asia Finance Company, LLC ("AFC") pursuant to which AFC was engaged to source buyers of iron ore for the Company in the Asian market. The Agreement appoints AFC as its exclusive Representative for the solicitation and sale of iron ore buyers in Asia. As partial consideration for such services, the Company issued 1,536,859 shares of restricted common stock to AFC and monetary consideration of $100,000. At June 30, 2005, the Company has expensed this amount.

      On August 22, 2005, the Company entered into a formal Agreement with Clyde
      L. Smith, PhD., P. Eng. (Smith) as consulting geologist to the El Capitan Project. The Agreement provides for Smith to continue acting as the Company's consulting geologist at his regular compensation rate and to receive a success fee of $250,000 for the successful sale of the Project. The Agreement was amended on October 25, 2005, to provide Smith with an option for the purchase of 150,000 shares of our common stock at $0.65 per share, the market price on the date of grant. The option was granted under provisions of the Company's 2005 Stock Incentive Plan and the option expires on October 25, 2006.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                      (An Exploration Stage Mining Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 2005 AND 2004

      On September 27, 2005, the Company entered into an Agreement with Pavlich Associates (Pavlich) which provides for Pavlich to be the primary representative of El Capitan Precious Metals, Inc. in the sale of the El Capitan Project to all viable third party mineral companies. The Agreement provides for consulting time charges, expenses and a success fee of $250,000, less the sum of the consulting time charges paid under the Agreement, for the successful sale of the Project.

      See Note 5 for a description of the consulting agreement with a related party.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

      On October 19, 2004, the Company entered into an Investment Advisory Agreement with Blake Advisors, LLC ("Blake") for certain financial and investment advisory services. The term of the Agreement expired on October 31, 2005. Compensation under the Agreement provided for (i) the payment of $175,000 in cash and (ii) a monthly fee of $5,000 from November 1, 2004 to October 1, 2005. Pursuant to the Agreement, the Company granted a five-year warrant to the consultant for the purchase of 500,000 shares of the Company's common stock at an exercise price of $0.85 per share, a cashless-exercise provision and piggyback registration rights. Subsequently, the warrant exercise price was reduced to $0.50 per share for Blake agreeing to remove the cashless exercise provision provided for in the original warrant. Under the terms of the Agreement, the Company became obligated and paid fees amounting to $125,000 under the Agreement.

      The  Company  signed a lease  for  office  space in  Scottsdale,  Arizona, effective November 1, 2004. The lease has a two-year term and requires monthly payments of $3,845 plus taxes and tenant charges. For the year ended September 30, 2005, rent expense was $34,118 and remaining commitments under this lease for our year ended September 30, 2006 and 2007 is $50,074 and $4,173, respectively.

      On August 22, 2005, the Company entered into a formal Agreement with Clyde
      L. Smith, PhD., P. Eng., (Smith) as consulting geologist to the El Capitan Project. The Agreement provides for Smith to continue acting as the Company's consulting geologist at his regular compensation rate and to receive a success fee of $250,000 for the successful sale of the Project. The Agreement was amended on October 25, 2005, to provide Smith with an option for the purchase of 150,000 shares of our common stock at $0.65 per share, the market price on the date of grant. The option was granted under provisions of the Company's 2005 Stock Incentive Plan and the option expires on October 25, 2006.

      On September 27, 2005, the Company entered into an Agreement with Palvich Associates (Pavlich), which provides for Pavlich to be the primary representative of El Capitan Precious Metals, Inc. in the sale of the El Capitan Project. to all viable third party mineral companies. The Agreement provides for consulting time charges, expenses and a success fee of $250,000, less the sum of the consulting time charges paid under the Agreement, for the successful sale of the Project.

NOTE 10. INCOME TAXES

      The Company has incurred no current income taxes during the period from July 26, 2002 (inception) through September 30, 2005. At September 30, 2005 and 2004, the Company has Federal operating loss carry forwards approximating $6,142,000 and $2,900,000, respectively, to reduce future taxable income, if any, and expires at various dates in 2022 through 2025. The calculated tax benefit at September 30, 2005 and 2004 is based on a Federal statutory income tax rate of 34%. The difference between the expected tax benefit and non-recognition of a tax benefit during the periods is the result of a valuation allowance applied to the net deferred tax asset, which consists of the Company's net operating loss carry forwards. A valuation allowance has been provided to reduce the net deferred tax asset, as realization of the asset is not assured.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                      (An Exploration Stage Mining Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 2005 AND 2004

                                                 Year Ended September 30,
                                                  2005             2004
                                              -----------      -----------
            Computed expected tax benefit     $ 2,088,000      $   985,000
            Valuation allowance                (2,088,000)        (985,000)
                                              -----------      -----------
            Net deferred tax asset            $        --      $        --
                                              ===========      ===========

NOTE 11. ADOPTION OF 2005 STOCK INCENTIVE PLAN

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

NOTE 12. STOCKHOLDER'S DEFICIT

      Changes to the Company's Capital Structure and Dividend - In April 2004, the Company's Board of Directors authorized an increase in the number of shares authorized for issuance by the Company from 50,000,000 to 100,000,000. The change was approved in writing by the Company's majority stockholder. In conjunction with the increase in authorized shares, the Board of Directors authorized, and on July 23, 2004 declared, a 200% stock dividend for stockholders of record as of July 30, 2004. Accordingly, the Company issued 40,982,908 shares of its common stock to stockholders of record on July 30, 2004 resulting in total shares outstanding on that date of 61,474,362. The Company accounted for the stock dividend as a stock split effected in the form of a dividend. All shares presented in prior periods have been restated to reflect the stock dividend.

      In addition, the Board of Directors authorized the addition of 5,000,000 shares of preferred stock, $.001 par value, which may be issued by the Company pursuant to the voting powers, designation, liquidation or dividend preference, and relative participating, option or other special rights, and the qualifications, limitations or restrictions of the shares as may be so established for any series issued by the board of directors. This change was also approved in writing by the Company's majority shareholder. No shares of preferred stock have been issued to date.

      On December 28, 2004, the Company's Board of Directors authorized an additional increase in the number of shares authorized for issuance by the Company from 100,000,000 to 300,000,000. The Company majority shareholder approved the change by written consent on March 11, 2005, and a Certificate of Amendment to the Articles of Incorporation was filed with the State of Nevada on April 7, 2005 to effect the amendment.

      Issuances of Common Stock and Warrants - On May 18, 2004, the Company issued 2,700,000 shares of common stock in settlement of $360,000 of executive compensation and consulting fees. The Company registered these shares for trading by way of an S-8 Registration Statement filed on June 15, 2004.

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

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                      (An Exploration Stage Mining Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 2005 AND 2004

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

      On October 19, 2004, the Company granted a five-year warrant for the purchase of 500,000 shares of common stock at an exercise price of $0.85 per share for professional services rendered to the Company.

      On October 20, 2004, the Company issued 6,500 shares of S-8 common stock to a consultant for consulting fees amounting to $5,135.

      On November 4, 2004, the Company issued 1,536,859 restricted common shares under the terms and conditions on an Exclusive Agency Agreement with an aggregate value of $922,115.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                      (An Exploration Stage Mining Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 2005 AND 2004

      In November and December 2004 the Company issued 2,160,000 restricted common shares to accredited investors pursuant to a private placement of securities under Section 4(2) and Rule 506 promulgated under the Securities Act, in an aggregate amount of $1,080,000 (the Offering). The Offering also provided with each share of common stock a three-year warrant to purchase one share of common stock at an exercise price of $.75 per share. The warrants are callable under certain circumstances. The Company has agreed to file a registration statement covering the sale or the shares of common stock and the common stock issuable upon exercise of the of the Warrants within ninety (90) days of the final sale under the Private Placement and to use commercially reasonable efforts to cause such registration Statement to be declared effective by the SEC and to keep the Registration Statement effective for one year following the effective date.

      On December 3, 2004, the Company issued 25,000 shares of restricted common stock in settlement of $15,000 of accounts payable.

      On January 10 and 14, 2005, the Company issued an aggregate of 265,000 restricted common shares to accredited investors in the aggregate amount of $132,500 pursuant to the Offering commenced in November 2004, together with three year warrants for the purchase of an additional 265,000 shares of common stock at an exercise price of $0.75 per share.

      On January 25, 2005, the Company granted a five-year warrant for the purchase of 100,000 shares of common stock at an exercise price of $0.60 per share for professional services rendered to the Company.

      On February 8, 2005, the Company issued 432,701 shares of restricted common stock at $0.40 per share for the conversion short-term notes payable of $153,426 and accrued interest of $19,654.

      On March 16, 2005, the Company issued 200,000 restricted common shares to an accredited investor in a private placement of securities in the aggregate amount of $100,000 pursuant to the Offering,, together with a three-year warrant to purchase an additional 200,000 shares of common stock at an exercise price of $0.75 per share.

      On March 30, 2005, the Company issued a 10 % secured convertible debenture note for $300,000 to a shareholder of the Company. The convertible debenture also provided a warrant for the purchase of 250,000 shares of common stock at $0.75 per share. See Note 7.

      During the period May 24, 2005 through June 30, 2005, the Company issued 880,000 restricted common shares to accredited investors pursuant to a private placement of securities under Section 4(2) and Rule 506 promulgated under the Securities Act, in an aggregate amount of $352,000 (the Offering). The Offering also provided with each share of common stock a three-year warrant to purchase one share of common stock at an exercise price of $.50 per share. The warrants are callable under certain circumstances. The Company has agreed to file a registration statement covering the sale or the shares of common stock and the common stock issuable upon exercise of the of the Warrants within ninety (90) days of the final sale under the Private Placement and to use commercially reasonable efforts to cause such registration Statement to be declared effective by the SEC and to keep the Registration Statement effective for one year following the effective date.

      During the period July 7, 2005 through July 29, 2005, the Company issued 360,000 restricted common shares to accredited investors pursuant to a private placement of securities under Section 4(2) and Rule 506 promulgated under the Securities Act, in an aggregate amount of $144,000 (the Offering). The Offering also provided with each share of common stock a three-year warrant to purchase one share of common stock at an exercise price of $.50 per share. The warrants are callable under certain circumstances. The Company has agreed to file a registration statement covering the sale or the shares of common stock and the common stock issuable upon exercise of the of the Warrants within ninety (90) days of the final sale under the Private Placement and to use commercially reasonable efforts to cause such registration Statement to be declared effective by the SEC and to keep the Registration Statement effective for one year following the effective date.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                      (An Exploration Stage Mining Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 2005 AND 2004

      On August 3, 2005, the Company issued 8,772 shares of its S-8 Common Stock pursuant to its 2005 Stock Incentive Plan in consideration of consulting services to a Director of the Company aggregating $5,000.

      On August 15, 2005, the Company issued 544,291 shares of its S-8 Common Stock pursuant to its 2005 Stock Incentive Plan in consideration of unpaid compensation aggregating $208,250 to the CEO and four consultants, three of which are officers and/or directors of the Company.

      Warrants - The following table summarizes the warrant activity for the years ended September 30, 2005 and 2004:

                                         Warrants Outstanding           Warrants Exercisable
                                      --------------------------     --------------------------
                                                       Weighted                       Weighted
                                                        Average                        Average
                                       Number of       Exercise      Number of        Exercise
                                         Shares          Price         Shares           Price
                                      ----------      ----------     ----------      ----------
      Balance, September 30, 2003        300,000      $     1.66        300,000      $     1.66
         Granted                       3,000,000      $     0.14      3,000,000      $     0.14
         Exercised                            --      $       --             --      $       --
                                      ----------                     ----------

      Balance, September 30, 2004      3,300,000      $     0.28      3,300,000      $     0.28
         Granted                       4,715,000      $     0.57      4,715,000      $     0.57
         Exercised                            --              --             --              --
         Expired                      (3,000,000)     $     0.14     (3,000,000)     $     0.14
                                      ----------                     ----------

      Balance, September 30, 2005      5,015,000      $     0.64      5,015,000      $     0.64
                                      ==========      ==========     ==========      ==========

      The following table summarizes information for warrants outstanding and exercisable at September 30, 2005:

                                     Warrants Outstanding                               Warrants Exercisable
                       ----------------------------------------------     ----------------------------------------------
                                              Weighted Average                                    Weighted Average
                       ----------------------------------------------     ----------------------------------------------
        Range of                          Remaining        Exercise                          Remaining        Exercise
         Prices           Number            Life            Price            Number            Life             Price
      ------------     ------------     ------------     ------------     ------------     ------------     ------------
      $0.83-$2.50           300,000               .5     $       1.66          300,000               .5     $       1.66
         $0.75            1,335,000              2.1     $       0.75        1,335,000              2.1     $       0.75
         $0.50            3,380,000              2.9     $       0.50        3,380,000              2.9     $       0.50
                       ------------                                       ------------

                          5,015,000              2.5     $       0.64        5,015,000              2.5     $       0.64
                       ============     ============     ============     ============     ============     ============

      In July 2005, the Board of Directors approved a motion to offer shareholders holding warrants with a cashless conversion provision at prices ranging from $0.60 to $0.85 per share, to replace the warrant with a warrant without a cashless provision at $0.50 per share. Warrants with the cashless provision provided for the purchase of 3,475,000 shares, of which, warrants aggregating 2,140,000 converted to the warrants without the cashless provision.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                      (An Exploration Stage Mining Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 2005 AND 2004

      Options Granted During Last Fiscal Year - On July 21, 2005, the Board of Directors, on a recommendation from the Compensation Committee, approved an initial grant of options to all officers, directors and employees as follows:

                                                     Options
                                                     -------
                  CEO                                300,000
                  Employees/Directors                200,000
                  CFO                                150,000
                  Outside Directors                  100,000
                  Managers                           100,000

      Total options granted under this approval were 1,150,000. The option price was set as the closing market price of $0.56 on July 21, 2005.

      Each initial option grant has a term of ten (10) years and becomes exercisable in two equal installments commencing January 1, 2006 and January 1, 2007.

      The following table summarizes the option activity for the years ended September 30, 2005 and 2004

                                             Options Outstanding                   Options Exercisable
                                      ---------------------------------     ---------------------------------
                                                           Weighted                              Weighted
                                          Number            Average              Number           Average
                                         of Shares       Exercise Price        of Shares       Exercise Price
                                      --------------     --------------     --------------     --------------
      Balance, September 30, 2003                 --     $           --                 --     $           --
         Granted                                  --     $           --                 --     $           --
         Exercised                                --     $           --                 --     $           --
                                      --------------                        --------------

      Balance, September 30, 2004                 --     $           --                 --     $           --
         Granted                           1,150,000     $         0.56                 --     $           --
         Exercised                                --     $           --                 --     $           --
         Expired                                  --     $           --                 --     $           --
                                      --------------                        --------------

      Balance, September 30, 2005          1,150,000     $         0.56                 --     $           --
                                      ==============     ==============     ==============     ==============

      The weighted average fair value of options granted in the year ended September 30, 2005 was $0.38.

      The Company has a stock incentive plan under which 5,000,000 shares are reserved for stock and option grants. There were 3,047,978 shares available for grant at September 30,2005.

NOTE 13. SUBSEQUENT EVENTS

      In October 3, 2005, the Company issued 200,000 shares of its Common Stock pursuant to its 2005 Stock Incentive Plan in consideration of consulting services aggregating $82,000 and 52,731 shares of Common Stock for accrued compensation through September 30, 2005 aggregating $112,136.

      On October 3, 2005, the Company issued 146,270 shares of Common Stock pursuant to its 2005 Stock Incentive Plan for accrued compensation through August 31, 2005 aggregating $67,636.

      On October 27, 2005, the Company issued 106,461 shares of Common Stock pursuant to its 2005 Stock Incentive Plan for accrued compensation through September 30, 2005 aggregating $44,500.

      In October 2005, the Company issued to certain accredited investors, pursuant to a private placement under Section 4(2) and Rule 506 promulgated under the Securities Act, an aggregate of 2,353,333 shares of common stock and 2,353,333 warrants to purchase common stock at an exercise price of $.50 per share for the aggregate consideration to the Company of $941,333. These amounts include the rollover into the private placement of a convertible debenture issued on March 30, 2005. This rollover converted the $300,000 convertible note into 750,000 shares of common stock and 750,000 warrants to purchase common stock.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                      (An Exploration Stage Mining Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 2005 AND 2004

      On October 28, 2005, the Company issued pursuant to a private placement under Section 4(2) of the Securities Act a 8% convertible secured debenture in the principal amount of $750,000, together with a warrant to purchase 500,000 shares of the Company's common stock at an exercise price of $.60 per share. The convertible secured debenture matures on April 28, 2007. The note is collateralized by 2,160,000 shares of the U.S. Canadian Minerals Inc. shares that the Company owns. Until maturity, and subject to the Company's right to prepay, the principal and interest under the convertible secured debenture are convertible into shares of the Company's common stock at a conversion price of $.50 per share. Additionally, the Company granted the purchaser of the debenture an option to purchase an additional debenture in the amount of $550,000, together with warrants to purchase 366,667 shares of Common Stock at an exercise price of $0.60 per share, on or prior to April 28, 2006. The Company also issued a finder who assisted in obtaining the debt facility for the Company a warrant to purchase 225,000 shares of Common Stock at an exercise price of $0.60 per share.

      During October and November 2005, the Company staked and claimed on property surrounding the El Capitan resource located in Lincoln County, New Mexico. This increased the total claimed area to approximately 10,000 acres. The additional staking and claiming around our original site was done upon recommendations from the Company's consulting geologist to insure protection of our interests.

      On January 1, 2006, El Capitan, Ltd, an Arizona corporation (`ECL") of which El Capitan Precious Metals, Inc. ("ECPN") owns a 40% equity interest, finalized the purchase of four patented mining claims, constituting approximately 77.5 acres in aggregate, located in Lincoln County, New Mexico. The purchased claims are located on the El Capitan Mine property, which is owned by ECL. In consideration for the claims, ECL transferred 2,100,000 shares of ECPN common stock owned by Gold and Minerals Co, Inc. ("Minerals"), which holds the remaining 60% equity interest in ECL. Pursuant to an agreement between ECL and the Seller, the stock was valued at $0.82 per share, the market value of the stock on November 11, 2005.

      Pursuant to an arrangement with Minerals, ECPN is obligated to Minerals to pay $688,800 for the purchase of the patented mining claims by ECL. ECPN intends to offset its portion of the purchase price against existing obligations of Minerals due ECPN.

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

      On October 25, 2004, the Board of Directors of the Registrant approved the engagement of Hein & Associates LLP ("H&A") as our independent registered public accounting firm. Registrant did not consult with H&A prior to its engagement regarding the application of any accounting principles or any type of audit opinion that might be rendered by it.

      On November 25, 2004 the Board of Directors of El Capitan Precious Metals, Inc. approved the dismissal of Hein & Associates LLP as our independent registered public accounting firm. This decision was precipitated by the future closing of the Hein & Associates LLP Phoenix, Arizona based office.

      Hein and Associates LLP report on the Registrant's financial statements for the fiscal year ended September 30, 2004 and the subsequent interim periods contained no adverse opinion nor a disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles. However, for the year ended September 30, 2004, Hein & Associates LLP included a going concern qualification in our audited financial statements.

      We had no disagreements with Hein & Associates LLP in connection with its audit for the most recent fiscal year, and for interim periods subsequent to September 30, 2004 through the date of dismissal on November 25, 2005 on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hein & Associates LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

      The Registrant has made the contents of its Current Report on Form 8-K filing dated November 25, 2005 available to Hein Associates LLP and requested it to furnish a letter to the Securities and Exchange Commission as to whether Hein & Associates agrees or disagrees with, or wishes to clarify Registrant's expression of their views. A copy of Hein & Associates LLP letter to the SEC dated November 30, 2005 is included as Exhibit 16.1 to the Form 8-K.

      On November 25, 2005, our Board of Directors approved the engagement of Epstein Weber & Conover PLC ("EWC)" as our independent registered public accounting firm. Registrant did not consult with EWC prior to its engagement regarding the application of any accounting principles or any type of audit opinion that might be rendered by it.

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

      There were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls subsequent to the evaluation date.

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

(a)   Identification of Directors and Executive Officers

      The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

NAME                             AGE     POSITION                                               SINCE
----                             ---     --------                                               -----
Charles C. Mottley               71      President and Director                                 July 2002
James Ricketts                   67      Director and Secretary                                 July 2004
Stephen J. Antol                 62      Chief Financial Officer and Treasurer                  November 2004
L. Ronald Perkins                59      Director and Vice President of Administration,         January 2005
                                         Marketing and Communication
R. William Wilson                47      Director                                               February 2005
W. Pierce Carson                 62      Director                                               February 2005

      Charles C. Mottley. Mr. Mottley has been President and a Director of El Capitan Precious Metals, Inc. since July 2002. Mr. Mottley also served as Chairman and Chief Executive Officer of Gold and Minerals Co., Inc., our largest stockholder, from 1978 until July 2004, at which time he resigned those positions. Mr. Mottley has been employed in the mining industry in various capacities from equipment sales and services to active mining operations for over 35 years. Mr. Mottley is the author of five books, is the founder of the Fatherhood Foundation in Scottsdale, Arizona, and is on the board of directors of Mirror Ministries in the same community. Mr. Mottley received a Bachelor of Arts Degree from Hampden Sydney College in 1958.

      James Ricketts. Mr. Ricketts has been our Secretary and a Director of our Company since July 2004. Mr. Ricketts has been self-employed in the area of Real Estate Development since 2000. From 1994 to 2000, he served as the Chief Executive Officer of Technology Systems International, Inc. From 1983 to 1985, Mr. Ricketts served as a Director of the Arizona Department of Corrections in Phoenix, Arizona. From 1979 to 1983, he served as the Executive Director of the Colorado Department of Corrections in Colorado Springs, Colorado. From 1985 to the present, Mr. Ricketts has been a Correctional Consultant, providing services on a consulting basis in the areas of safety and security in the prison system. Mr. Ricketts received a Ph. D. from the Ohio State University in 1971, and a M. Ed. from Bowling Green State University in 1963.

      Stephen J. Antol. Mr. Antol has been our Chief Financial Officer since November 2004. From Late 1992 through November 2004, Mr. Antol rendered services as a consultant chief financial officer for a number of small and medium size businesses requiring technical expertise on a limited or recurring basis. From 1990 to 1992, Mr. Antol served as Chief Financial Officer of Lou Register Furniture, a fine furniture retailer located in Phoenix, Arizona. From 1987 to 1989, Mr. Antol served as Director of Finance for F.S. Inc. (dba Audio Express and Country House Furniture), a retailer of furniture and stereo equipment in four southwestern states. From 1975 to 1987, Mr. Antol worked for Giant Industries, Inc., an independent refiner and marketer of petroleum products, in such capacities as Corporate Controller and Corporate Treasurer. Mr. Antol received a Bachelor of Arts degree from Michigan State University in 1968, and became a licensed Certified Public Accountant in 1970. He no longer practices as a licensed CPA.

      L. Ronald Perkins. Mr. Perkins has served as a director of the Company since February 2005, and has been the Company's Vice-President in charge of Administration, Marketing and Communication since January 2005. From 1989 to 2002, Mr. Perkins served as President and Chief Executive Officer of Pebble Technology, Inc., an Arizona company, which marketed a product used to coat the interior of swimming pools. Mr. Perkins received his Bachelors of Arts degree in Business Administration and Management from the University of Arizona in 1967, and his MBA from the University of Southern California in 1972.

      R. William Wilson. Mr. Wilson has been a director of our Company since February 2005. Since 2003, Mr. Wilson has been a principal in Two Dragons Group, LLC, a marketing and business development firm engaging in private equity and merger and acquisition transactions. From 1999 to 2003, Mr. Wilson served as Chief Executive Officer and Chief Financial Officer of Pebble Technology, Inc. Prior to that, Mr. Wilson served as an Executive Director and co-founder of Drexel Oceania, LLC. Mr. Wilson received his Bachelor or Science degree in Business Administration and Finance from the University of San Francisco in 1979.

      W. Pierce Carson. Dr. Carson has served as a director of our Company since February 2005. Since 2003, Dr. Carson has served as the President, Chief Executive Officer and a director of Azco Mining Inc. From 2001 until 2003, he served as a consultant to various mining companies, carrying out a variety of technical, management and financial consulting assignments, with an emphasis on industrial minerals and precious metals projects. From 1997 to 2000, Dr. Carson served as President, Chief Executive Officer and Director of Nord Resources Corp. and Nord Pacific Ltd, and from 1990 to 1996 served as President and Director of Nord Pacific Ltd. Dr. Carson holds a Bachelors Degree in Geology from Princeton University and Masters of Science and Ph. D. in Economic Geology from Stanford University.

(b)   Significant Employees

      Not applicable.

(c)   Family Relationships

      None.

(d)   Involvement in Certain Legal Proceedings

      Not applicable.

(e)   Audit Committee Financial Expert

      On March 9, 2005, the Company established an audit committee, currently consisting of one Board member, Mr. R. William Wilson. The audit committee has not met since its creation, and the Company has not yet established a written charter for the audit committee. The board of directors has determined that Mr. Wilson is an "audit committee financial expert" as that term is defined in Item 401(e)(2) of Regulation S-B promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Additionally, Mr. Wilson qualifies as an "independent director" as that term is defined in Section 4200(a)(15) of National Association of Securities Dealers' listing standards or under the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act.

(f)   Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater-than-10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the copies of such forms furnished to us during 2005 and written representations from the executive officers, directors and greater-than-10% beneficial owners of our common stock, the following table shows the transactions for 2005 that were not in compliance.

------------------------------------------------------------------------------------------------------------------------------
                                                                                     Required                  Actual Filing
Name of Filer:                       Description of Transaction:                     Filing Date:              Date:
------------------------------------------------------------------------------------------------------------------------------
Stephen J. Antol                     Initial filing on Form 3                        11/11/2004                3/16/2005
------------------------------------------------------------------------------------------------------------------------------
                                     Grants of Common Stock in
                                     exchange for salary - from
                                     8/17/05 to 10/27/05 and                                                   Reported by
                                     a purchase by his spouse on                     8/19/2005 to              Amendment on
                                     11/5/05                                         11/8/2005                 12/19/05
------------------------------------------------------------------------------------------------------------------------------
W. Pierce Carson                     Initial filing on Form 3                        2/28/2005                 7/19/2005
------------------------------------------------------------------------------------------------------------------------------
Gold and Minerals Co., Inc. (a       Sales on 3/9/2005 and 3/10/2005                 3/11/2005                 3/18/05
former greater than 10% holder)      -----------------------------------------------------------------------------------------
                                                                                     7/11/2005 to              7/22/2005
                                     Sales from 7/7/2005 to 7/14/2005                7/18/2005
------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Reported by
                                                                                                               Amendment on
                                     Sales on 7/15/2005                              7/19/2005                 9/7/2005
------------------------------------------------------------------------------------------------------------------------------
                                     Distribution of shares to
                                     shareholders on 9/2/2005                        9/7/2005                  9/27/2005
------------------------------------------------------------------------------------------------------------------------------
                                     Sales from 10/21/2005 to                        10/25/2005 to
                                     10/26/2005                                      10/28/2005                11/16/2005
------------------------------------------------------------------------------------------------------------------------------
L. Ronald Perkins                    Grants of Common Stock in                                                 Reported by
                                     exchange for salary  - from                     8/19/2005 to              Amendment on
                                     8/17/05 to 10/27/05                             10/31/2005                12/16/05
------------------------------------------------------------------------------------------------------------------------------
James G. Ricketts                    Award of stock options
                                     7/21/2005                                       7/25/2005                 7/28/2005
------------------------------------------------------------------------------------------------------------------------------
                                     Grants of Common Stock in                                                 Reported by
                                     exchange for salary  - from                     8/19/2005 to              Amendment on
                                     8/17/05 to 10/27/05                             10/31/2005                12/16/05
------------------------------------------------------------------------------------------------------------------------------

ITEM 10. Executive Compensation

(a)   General

      In March 2003, we executed a two-year employment agreement under which we issued 600,000 shares of Common Stock to Mr. Charles C. Mottley, our President and a member of our Board of Directors, as incentive compensation for his service. We also agreed to a salary of $20,000 per month, effective January 1, 2003, which, at Mr. Mottley's option, may be satisfied in shares of the Company's Common Stock. The agreement also required us to issue 1,500,000 shares of our Common Stock to Mr. Mottley if the El Capital Mine was sold prior to March 18, 2005, and in the event such sale was for $150,000,000 or more, we would also be required to grant Mr. Mottley a five-year option to purchase up to 6,000,000 shares of Common Stock at an exercise price of $1.00 per share. On February 1, 2005, the Board of Directors of the Company extended through March 18, 2006 and amended the conditional option provision relating to the El Capitan Mine, pursuant to which the Company agrees to grant Mr. Mottley a five-year option to purchase 1,750,000 shares of the Company's common stock at an exercise price of $.75 per share in the event of a sale of the Mine for consideration in excess of $150,000,000. As of September 30, 2005, the Company and Mr. Mottley have not entered into a formal employment agreement. Currently, Mr. Mottley receives consideration of $12,000 per month in which he serves as the Company's CEO and President. Effective June 1, 2005, the President has agreed to take accrued back compensation and monthly compensation for June through September 2005 in S-8 common stock of the Company.

      Beginning October 1, 2003, Mr. Thomas Olson, our Secretary, received a management-consulting fee of $1,000 per month. Effective January 1, 2003, that amount was increased to $3,500 per month, which, at the option of Mr. Olson, could be paid in shares of the Company's Common Stock. Mr. Olson's total compensation for the fiscal year ended September 30, 2003 was $34,500. Of that amount, $4,000 was paid in cash during the fiscal year and $30,500 was accrued. For the fiscal year ended September 30, 2004, Mr. Olson received total compensation of $35,000 for his services as an officer of the Company as well as $7,000 in consulting fees for services rendered following his resignation as an officer in July 2004. In July and August of 2004, Mr. Olson converted a total of $44,000 of the amounts owed to him to 100,000 shares of Common Stock of the Company.

(b)   Summary Compensation Table

                                       Annual Compensation                        Long-Term Compensation
                                       -------------------                        ----------------------
                                                                                                    Securities       All Other
                                                     Bonus      Other Annual    Restricted Stock    Underlying      Compensation
Name and Principal Position    Year    Salary ($)     ($)     Compensation ($)    Awards (#)        Options (#)         ($)
---------------------------    ----    ----------     ---     ----------------    ----------        -----------     ------------
Charles C. Mottley             2005      105,000      -0-           -0-             183,508(2)          300,000         -0-
   President/Chief             2004      240,000      -0-           -0-                                    -0-          -0-
   Executive                   2003      180,000      -0-           -0-             600,000(2)             -0-          -0-
   Officer/Director (1)

Stephen J. Antol               2005          -0-      -0-        41,739(3)          172,551(3)          150,000         -0-
   Chief Financial
   Officer/Treasurer

James G. Rickets               2005          -0-      -0-        50,000(3)          149,600(3)          200,000         -0-
   Secretary/Director

L. Ronald Perkins              2005          -0-      -0-        23,250(3)          131,356(3)          200,000         -0-
   Vice
   President/Director

(1) Mr. Mottley was named the President and Chief Executive Officer of the Company on March 18, 2003. Prior to the merger of ECPN with DML Services, Inc., Mr. Mottley served as President and Director of ECPN from November 1, 2002 until the merger on March 18, 2003.

(2) Issued by the Company to the recipient in lieu of cash compensation for services rendered as a President and Chief Executive Officer of the Company.

(3) Received in consideration of services rendered to the Company as a consultant.

(c)   Option grants during last fiscal year

      The following table sets forth the information concerning individual grants of stock options made by the Company to the named executives during the fiscal year ended September 30, 2005.

                                 Number of           Percent of Total
                                Securities          Options Granted to      Exercise of
                            Underlying Options         Employees in          Base Price       Expiration
Name                            Granted (#)             Fiscal Year          ($/share)         Date(s)
----                            -----------             -----------          ---------         -------
Charles C. Mottley                300,000                  31.6%               $0.56          7/21/2015
Stephen J. Antol                  150,000                  15.8%               $0.56          7/21/2015
James G. Ricketts                 200,000                  21.1%               $0.56          7/21/2015
L. Ronald Perkins                 200,000                  21.1%               $0.56          7/21/2015

      In addition to the option grants to named executives, the Company also granted options to purchase an aggregate of 300,000 shares of common stock of the Company at $0.56 per share to a consultant and two outside directors of the Company. Each option grant is for a period of ten years and becomes exercisable in two equal installments commencing on January 1, 2006 and January 1, 2007.

(d) Aggregated option exercises in last fiscal year and fiscal year-end option values

      The following table sets forth the total amount of shares acquired by the named executives upon exercises of stock options during the fiscal year ended September 30, 2005, the aggregate dollar value realized upon such exercise, the total number of securities underlying unexercised options held at the conclusion of such fiscal year (separately identifying then-exercisable and unexercisable options), and the aggregate dollar value of in-the-money, unexercised options held at the conclusion of such fiscal year (separately identifying then-exercisable and unexercisable options).

                                                                     Number of              Value of
                                                                    Unexercised         Unexercised In-
                                                                    Securities             the-Money
                                                                Underlying Options       Options at FY-
                              Shares                               at FY-End (#)            End ($)
                           Acquired on       Value Realized         Exercisable/          Exercisable/
Name                       Exercise (#)           ($)              Unexercisable        Unexercisable(1)
----                       ------------           ---              -------------        ----------------
Charles C. Mottley             -0-                -0-                0/300,000                -0-
Stephen J. Antol               -0-                -0-                0/150,000                -0-
James G. Ricketts              -0-                -0-                0/200,000                -0-
L. Ronald Perkins              -0-                -0-                0/200,000                -0-

(1) Value of unexercised in-the-money options on September 30, 2005 is based on a value of El Capitan Precious Metals, Inc. stock equal to $0.39 per share, as determined by the closing bid price of the Company's common stock on such date.

(e)   Long-term incentive plan ("LTIP") awards table

      Not Applicable.

(f)   Compensation of directors

      Our directors received no compensation for their services as directors of the Company during the year ended September 30, 2004.

      On July 21, 2005, based upon recommendations from the Company's Compensation Committee, the Board of Directors approved the compensation plan for the Board of Directors of the Company. The non-employee directors will be compensated with an annual retainer of $5,000, plus an additional $1,000 for each Board meeting attended by each such director in person, or $500 for each Board meeting attended by such director by telephone. In addition, non-employee directors serving as Chairman of the Audit and Compensation Committee shall receive an additional annual retainer of $4,000. Employee directors will not receive fees, or other compensation for service on the board or any committees thereof. All Board members shall be reimbursed for expenses incurred in connection with Board or committee meetings.

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

      Terms of the employment agreement also required the Company to issue 1,500,000 shares of common stock to the President should the Company sell the El Capitan mine during the term of the employment agreement. The Agreement expired on March 18, 2005 and no shares were issued under this provision. On February 1, 2005, the Board of Directors amended and extended only the conditional option provision of employment agreement, which provided conditional stock options to be granted to the president if the El Capitan mining property is sold. The amended provision for conditional stock options provides that if the sale of the Mine is for a price in excess of $150,000,000, during the period March 18, 2005 through March 18, 2006, the Company is required to grant the president a five-year stock option to purchase 1,750,000 shares of the Company's common stock at an exercise price of $0.75 per share. At September 30, 2005, no new formal employment agreement was in effect with the President and he is currently compensated at $12,000 per month. Effective June 1, 2005, the President has agreed to take accrued back compensation and monthly compensation for June through September 2005 in S-8 common stock of the Company.

(h)   Report on repricing of options/SARs

      Not Applicable.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth as of January 10, 2006, the number and percentage of the 72,314,813 shares of outstanding Common Stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer,
(iii) all current directors and executive officers of the Company as a group and
(iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                                                        Amount and Nature
                                     Name and Address                    of Beneficial             Percent
      Title of Class                of Beneficial Owner                     Ownership              of Class
      --------------                -------------------                     ---------              --------
          Common                    Charles C. Mottley                       5,512,128(1)              7.6%
                              14301 N. 87th Street, Suite 216
                                   Scottsdale, AZ 85260

          Common                       James Rickets                         2,897,595(2)              4.0%
                              14301 N. 87th Street, Suite 216
                                   Scottsdale, AZ 85260

          Common                     R. William Wilson                          74,000(3)                 *
                              14301 N. 87th Street, Suite 216
                                   Scottsdale, AZ 85260

          Common                     W. Pierce Carson                           58,772(3)                 *
                              14301 N. 87th Street, Suite 216
                                   Scottsdale, AZ 85260

          Common                     L. Ronald Perkins                         943,815(4)              1.3%
                              14301 N. 87th Street, Suite 216
                                   Scottsdale, AZ 85260

          Common                       Stephen Antol                           982,551(5)              1.4%
                              14301 N. 87th Street, Suite 216
                                   Scottsdale, AZ 85260

          Common           All Officers and Directors as a Group              10,468,861              14.4%
                                        (6 Persons)

(1) Includes options to purchase 150,000 shares of the Company's Common Stock at an exercise price of $0.56 per share that will vest on January 1, 2006. This total does not include (i) unvested options to purchase 150,000 shares of the Company's Common Stock at an exercise price of $0.56 per share which shall vest on January 1, 2007 or (ii) a five-year option to be issued to purchase up to 1,750,000 shares of Common Stock at an exercise price of $.75 per share should the sale of the El Capitan Mine be for $150,000,000 or more. Mr. Mottley also holds approximately 17% of the total common stock issued and outstanding of Gold and Minerals Co., Inc.

(2) Includes (i) shares held by 711 Holdings Company, Ltd., a corporation of which Mr. Ricketts is a principal, (ii) options to purchase 100,000 shares of Common Stock at an exercise price of $0.56 per share that will vest on January 1, 2006 and (iii) warrants to purchase 37,500 shares of Common Stock at an exercise price of $0.50 per share. This total does not include unvested options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $0.56 per share that shall vest on January 1, 2007.

(3) Consists of options to purchase 50,000 shares of Common Stock at an exercise price of $0.56 per share that will vest on January 1, 2006. This total does not include unvested options to purchase 50,000 shares of the Company's Common Stock at an exercise price of $0.56 per share that shall vest on January 1, 2007.

(4) Includes (i) options to purchase 100,000 shares of Common Stock at an exercise price of $0.56 per share that will vest on January 1, 2006 and
      (ii) a warrant to purchase 100,000 shares of Common Stock at an exercise price of $.50 per share. This total does not include currently unvested options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $0.56 per share that shall vest on January 1, 2007.

(5) Includes (i) options to purchase 75,000 shares of Common Stock at an exercise price of $0.56 per share that will vest on January 1, 2006 and
      (ii) 125,000 shares and warrants to purchase an additional 125,000 shares of Common Stock at an exercise price of $0.50 per share held by Mr. Antol's spouse. This total does not include unvested options to purchase 75,000 shares of the Company's Common Stock at an exercise price of $0.56 per share that shall vest on January 1, 2007.

ITEM 12. Certain Relationships and Related Transactions

      In September 2002, we borrowed $120,000 from a stockholder and issued unsecured notes. In April 2003, we borrowed an additional $38,000 from this stockholder and issued unsecured notes. The notes bore interest at 8% and were due on demand. On July 14, 2004, all principal and interest due on the note totaling $179,087 was converted into 1,343,154 shares of Common Stock at $0.133 per share, the closing price of our Common Stock on that date.

      In March 2003, we executed a two-year employment agreement under which we issued 600,000 shares of Common Stock, valued at $320,000 at the time, to Mr. Charles C. Mottley, our President and a member of our Board of Directors, as incentive compensation for his service. We also agreed to a salary of $20,000 per month, effective January 1, 2003, which, at the Mr. Mottley's option, may be paid in shares of the Company's Common Stock. The agreement requires us to issue to Mr. Mottley 1,500,000 shares of our Common Stock if the El Capitan Mine is sold prior to March 18, 2005, and in the event such sale was for $150,000,000 or more, we would also be required to grant Mr. Mottley a five-year option to purchase up to 6,000,000 shares of Common Stock at an exercise price of $1.00 per share. On February 1, 2005, the Board of Directors of the Company extended through March 18, 2006 and amended the conditional option provision relating to the El Capitan Mine, pursuant to which Mr. Mottley shall receive a five-year option to purchase 1,750,000 shares of the Company's Common Stock at an exercise price of $.75 per share in the event of a sale in excess of $150,000,000. As of September 30, 2005, the Company and Mr. Mottley have not entered into a new employment agreement. Mr. Mottley currently receives consideration in the amount of $12,000 per month for his services as President and CEO., Effective June 1, 2005, the President has agreed to take accrued back compensation and monthly compensation for June through September 2005 in S-8 common stock of the Company. As of November 4, 2005, the Company has issued 2,465,730 shares of Common Stock to Mr. Mottley in payment of $487,000 in accrued and unpaid salary.

      During the fiscal year ended September 30, 2003, Mr. Mottley loaned us a total of $13,500, of which $3,500 was repaid prior to the fiscal year end. The remaining balance of $10,000 was due on demand with an interest rate of 8% per annum. During the fiscal year ended September 30, 2004, Mr. Mottley loaned us an additional $13,400 on the same terms. As of September 30, 2005, all loans and accrued interest have been paid in full.

      Beginning October 1, 2002, Mr. Thomas Olson, our Secretary at that time, received a management-consulting fee of $1,000 per month. Effective January 1, 2003, that amount was increased to $3,500 per month, which, at the option of Mr. Olson, could be paid in shares of the Company's Common Stock. Mr. Olson's total compensation for the fiscal year ended September 30, 2003 was $34,500. Of that amount, $4,000 was paid in cash during the fiscal year and $30,500 was accrued. For the fiscal year ended September 30, 2004, Mr. Olson received total compensation of $35,000 for his services as an officer of the Company as well as $7,000 in consulting fees for services rendered following his resignation as an officer in July 2004. In July and August of 2004, Mr. Olson converted a total of $44,000 of the amounts owed to him to 100,000 shares of Common Stock of the Company. Mr. Olson continued to provide services to the Company on a consulting basis through December 31, 2004 for a monthly consulting fee of $2,500.

      On September 10, 2003, we entered into a management consulting agreement with Mr. Larry Lozensky, the President of Gold and Minerals, pursuant to which Mr. Lozensky agreed to continue to manage and operate the COD Mine until December 31, 2004 in exchange for a management consulting fee of $20,000 per month and the issuance to Mr. Lozensky of 600,000 shares of our Common Stock. Under the management consulting agreement, we obtained the right to pay the management-consulting fee to Mr. Lozensky in the form of our Common Stock. From the expiration of the management consulting agreement on December 31, 2004 until March 31, 2005, Mr. Lozensky continued to manage and operate the COD Mine on behalf of the Company on a month-to-month basis for a management-consulting fee of $10,000 per month. Mr. Lozensky is not currently compensated for the management and operation of the COD Mine.

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

      On October 19, 2004, the Company entered into an Investment Advisory Agreement with Blake Advisors, LLC ("Blake"), a limited liability company principally owned to a significant shareholder of the Company, for certain financial and investment advisory services. The term of the Agreement expires on October 31, 2005. Compensation under the Agreement provides for (i) the payment of $175,000 in cash and (ii) a monthly fee of $5,000 beginning November 1, 2004 and ending with the last payment due on October 1, 2005. The Agreement also calls for the Company to deliver a five-year warrant to the consultant for the purchase of 500,000 shares of the Company's Common Stock at an exercise price of $0.85 per share. The Agreement also provided Blake piggyback registration rights. Under the terms of the Agreement, Company became obligated and paid fees amounting to $125,000 under the Agreement.

      In October 2004 the Company loaned $120,000 at an interest rate of 12% per annum to Gold and Minerals Co., Inc., its majority shareholder.

      In November 2004 the Company loaned $66,930 at an interest rate of 12% per annum to a company affiliated with a director of the Company. This loan and accrued interest was paid in full on January 19, 2005.

      During the year ended September 30, 2005, the Company made net payments on behalf of Gold and Minerals Co., Inc. approximating $351,946 referencing costs incurred on the El Capitan mine site. Pursuant to an agreement effective October 1, 2004 between the two companies, costs incurred at the El Capitan mine are to be split in accordance with their percentage ownership interest. The Company holds a 40% interest in the El Capitan mine, and Gold and Minerals Co., Inc. holds a 60% interest.

      Commencing in November 2004, the Company agreed to pay Stephen J. Antol a consulting fee of $10,000 per month, on a month-to-month basis, in consideration of his services to the Company as chief financial officer, and as of January 2005, as treasurer of the Company. At this time, the Company and Mr. Antol have not entered into a formal written agreement. Effective June 1, 2005, Mr. Antol has agreed to take accrued back compensation and monthly compensation for June through September 2005 in S-8 common stock of the Company.

      In January 2005, the Company agreed to pay L. Ronald Perkins a consulting fee of $10,000 per month, on a month-to-month basis, in consideration of his services to the Company as Vice President in charge of Administration, Marketing and Communication. At this time, the Company and Mr. Perkins have not entered into a formal written agreement. Effective June 1, 2005, Mr. Perkins has agreed to take accrued back compensation and monthly compensation for June through September 2005 in S-8 common stock of the Company.

      Commencing September 1, 2004, Mr. James Ricketts, our Secretary, received a consulting fee of $10,000 per month in consideration of his services to the Company overseeing its iron ore business. There is not a formal agreement in place with Mr. Ricketts, and the arrangement is on a month-to-month basis. Mr. Ricketts does not receive compensation for his services as Secretary of the Company. Effective June 1, 2005, Mr. Ricketts has agreed to take accrued back compensation and monthly compensation for June through September 2005 in S-8 common stock of the Company.

ITEM 13. Exhibits and Reports on Form 8-K.

3.1 Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB dated September 30, 2004).

3.2 Bylaws (incorporated by reference to Exhibit 3 to the Company's Registration Statement on Form SB-2 filed on 2/27/2001)

3.3 Amendment to Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB dated March 31, 2005).

4.1 Form of Warrant issued to Blake Advisors, LLC and it's nominees (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-KSB dated September 30, 2004)

4.2       Form  of  Warrant   issued  in   Offering   dated   November  5,  2004
          (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-KSB dated September 30, 2004).

4.3 Form of Warrant issued to John Stapleton and other certain investors (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-QSB dated December 31, 2004).

4.4 List of other investors issued a Warrant substantially identical to the Warrant referenced in Exhibit 4.3 (incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-QSB dated December 31, 2004).

4.5 Form of Warrant issued in 2005 Offering (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB dated June 30, 2005).

4.6       Secured   Convertible   Promissory   Note  dated   October   28,  2005
          (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 28, 2005).

4.7       Form  of  Warrant  issued  to  Whitebox  Intermarket  Partners,   L.P.
          (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated October 28, 2005).

4.8 Form of Warrant issued in Fall 2005 Offering (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated October 28, 2005).

4.9 Rights Agreement by and between the Company and OTR, Inc. dated December 28, 2005 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 28, 2005).

10.1 Asset Purchase Agreement dated as of October 18, 2002 by and between the Company and Gold Minerals, Inc. and El Capitan, Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB dated September 30, 2004).

10.2 Employment Agreement with Charles C. Mottley dated March 19, 2003 (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-KSB dated September 30, 2004).

10.3      Consulting  Agreement  with  Larry  Lozensky  (incorporated  herein by
          reference  to  Exhibit  4.2  to  the  Company's   Form  S-8  filed  on
          9/15/2003.)

10.4 Agreement with Robert L. Langguth dated July 26, 2004 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-KSB dated September 30, 2004)

10.5 Exclusive Agency Agreement with Asia Finance Company LLC dated November 4, 2004 (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-KSB dated September 30, 2004).

10.6 Agreement for Consulting Services dated May 11, 2004 by and between the Company and U.S. Canadian Minerals, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-KSB dated September 30, 2004).

10.7 Asset Purchase Agreement dated as of July 14, 2004 by Gold and Minerals Co., Inc., Larry Lozensky, the Company and Charles C. Mottley (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB dated September 30, 2004).

10.8 Joint Venture Agreement dated May 11, 2004 by and between U.S. Canadian Minerals, Inc. and the Company (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-KSB dated September 30, 2004).

10.9 Asset Purchase Agreement dated as of August 25, 2003 by and between Gold and Minerals Co., Inc., Charles Mottley and Larry Lozensky and the Company (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-KSB dated September 30, 2004).

10.10 Investment Advisory Agreement dated as of October 19, 2004 by and between the Company and Blake Advisors, LLC (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB dated December 31, 2004).

10.11 2005 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on July 19,
          2005).

10.12 Purchase Agreement entered into as of October 28, 2005, by and among the Company and Whitebox Intermarket Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 28, 2005).

10.13 Registration Rights Agreement entered into as of October 28, 2005, by and among the Company and Whitebox Intermarket Partners, L.P. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated October 28, 2005).

10.14 Security Agreement entered into as of October 28, 2005, by and among the Company and Whitebox Intermarket Partners, L.P. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated October 28, 2005).

31.1 Certification of Charles C. Mottley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2      Certification   of  Steve  Antol   pursuant  to  Section  302  of  the
          Sarbanes-Oxley Act of 2002

32.1 Certification of Charles C. Mottley pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2      Certification   of  Steve  Antol   pursuant  to  Section  906  of  the
          Sarbanes-Oxley Act of 2002

99.1 El Capitan Precious Metals, Inc. Code of Ethics for Senior Financial Management (incorporated herein by reference to Exhibit 99.1 to the Company's Form 10-KSB for the fiscal year ended 9/30/03 and filed on 2/13/04).

IItem 14. Principal Accountant Fees and Services

      The following table summarizes the aggregate fees billed by Gelfond Hochstadt Pangburn, P.C. to the Company for the fiscal year ended September 30, 2004;

                                                     Year Ended
                                                    September 30,
                                                         2004
                                                    -------------
            Audit Fees (1)                            $40,753
            Audit-Related Fees                        $     0
            Tax Fees (2)                              $ 1,603
                                                      -------
            Total                                     $42,356
                                                      =======

(1)  Fees for audit  services  billed in fiscal years 2005 and 2004 consisted of
     (i) audit of the Company's annual financial statements; (ii) reviews of the Company's quarterly financial statements; (iii) consents and other services related to SEC matters; and (iv) consultations on financial accounting and reporting matters arising during the course of the audits and reviews.

(2) Fees for tax services billed in fiscal years 2004 consisted of tax compliance.

      As explained more fully in Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure above, on October 25, 2004, our Board of Directors approved the dismissal of Gelfond Hochstadt Pangburn, P.C. and approved the engagement of Hein & Associates LLP as our independent registered public accountant. Also as disclosed in Item 8, on November 25, 2005, our Board of Directors approved the dismissal of Hein & Associates and approved the engagement of Epstein Weber & Conover, PLC, as our independent registered public accountant.

The following table summarizes the aggregate fees billed to the Company by Hein & Associates LLP in fiscal year 2005 related to the audit and quarterly reviews of the Company for the fiscal year ended September 30, 2005 and $22,000 accrued to Epstein Weber and Conover, PLC, for the audit of our year ended September 30, 2005:

                                                      Year Ended
                                                  September 30, 2005
                                                 --------------------
            Audit Fees                                $56,697
            Audit-Related Fees                        $     0
            Tax Fees                                  $     0
                                                      -------
            Total                                     $56,697
                                                      =======

Fees for audit services billed in fiscal year 2005 consisted of (i) audit of the Company's annual financial statements for the year ended September 30, 2004;
(ii) reviews of the Company's quarterly financial statements; (iii) consents and other services related to SEC matters; and (iv) consultations on financial accounting and reporting matters arising during the course of the audits and reviews. The amount also includes an accrual of $22,000 for audit fees attributable to the year ended September 30, 2005.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       EL CAPITAN PRECIOUS METALS, INC.

                                       By: /s/ Charles C. Mottley
                                           ------------------------------------
                                           Charles C. Mottley
                                           President and Chief Executive Officer

                                POWER OF ATTORNEY

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                                      Title

    /s/ Charles C. Mottley         President and Chief Executive Officer
----------------------------       (Principal Executive Officer

    /s/ Stephen J. Antol           Chief Financial Officer and Treasurer
----------------------------       (Principal Financial and Accounting Officer)

    /s/ James Ricketts             Director and Secretary
----------------------------

    /s/ L. Ronald Perkins          Director
----------------------------

    /s/ R. William Wilson          Director
----------------------------

    /s/ W. Pierce Carson           Director
----------------------------