Form 10QSB
period 2005-12-31
EL CAPITAN PRECIOUS METALS INC
filed 2006-02-21
CIK 1135202

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For The Quarterly Period Ended December 31, 2005

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

                                  480-607-7093
                           (Issuer's Telephone Number)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO
|_|

Indicate by check mark whether the registrant is a shell company (as referred in Rule 126-2 of the Exchange Act). YES |_| NO |X|

                         APPLICABLE TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 72,751,720 shares of common stock, par value $0.001, issued and outstanding as of February 14, 2006.

Transitional Small Business Disclosure Format (Check one): YES |_| NO |X|

                        El Capitan Precious Metals, Inc.
                                   Form 10-QSB
                         Quarter Ended December 31, 2004

                                Table of Contents

                                                                            Page

PART I        Financial Information............................................1

     Item 1.  Financial Statements.............................................1
              Consolidated Balance Sheets as of
                  December 31, 2005 (Unaudited) and September 30, 2005.........1
              Consolidated Statements of Operations for the
                  three months ended December 31, 2005 and 2004
                  (Unaudited) and from July 26, 2002 (Inception)
                  to December 31, 2005 (Unaudited).............................2
              Consolidated Statements of Stockholders' Equity
                  (Deficit) from July 26, 2002 (Inception) to
                  December 31, 2005 (Unaudited)................................3
              Consolidated Statements of Cash Flows for the
                  three months ended December 31, 2005 and 2004
                 (Unaudited) and from July 26, 2002 (Inception)
                  to December 31, 2005 (Unaudited).............................7

     Item 2.  Management's Discussion and Analysis and Plan of Operations.....20

     Item 3.  Controls and Procedures ........................................26

PART II       Other Information...............................................26

     Item 2.  Changes in Securities...........................................26

     Item 6.  Exhibits .......................................................27

SIGNATURES....................................................................28

PART I - FINANCIAL INFORMATION
  ITEM 1 - FINANCIAL STATEMENTS

                                 EL CAPITAN PRECIOUS METALS, INC.
                                  (An Exploration Stage Company)

                                    CONSOLIDATED BALANCE SHEETS

                                                                        December 31,   September 30,
                                                                            2005          2005
                                                                        -----------    -----------
                               ASSETS                                   (Unaudited)
Current Assets:
     Cash                                                               $   691,273    $   131,772
     Advance to officer                                                       1,064          1,064
     Subscriptions receivable, common stock                                      --         68,000
     Prepaid expenses and other                                             178,503         12,123
     Due from affiliated company                                                 --        351,946
     Notes and interest receivable - affiliated company                          --        133,611
                                                                        -----------    -----------
              Total Current Assets                                          870,840        698,516
                                                                        -----------    -----------

Furniture and Equipment, at Cost                                             84,247         69,101
         Less: Accumulated depreciation                                     (10,300)        (7,790)
                                                                        -----------    -----------
                                                                             73,947         61,311
                                                                        -----------    -----------
Other Assets:
     Investment in mining property                                          788,808        100,008
     Note receivable net of allowance for doubtful account of $12,500            --             --
        Deposits                                                             30,845         16,445
        Investment of common stock of USCA.PK                                    --             --
                                                                        -----------    -----------
                                                                        $ 1,764,440    $   876,280
                                                                        ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
     Accounts payable                                                   $   155,831    $   293,950
     Accrued liabilities                                                     74,162        175,670
     Payable to affiliated company                                           76,384             --
     Interest payable, other                                                  3,805         18,344
     Notes payable, other                                                   300,000        300,000
                                                                        -----------    -----------
              Total Current Liabilities                                     610,182        787,964

Long-Term Note Payable, less discount of $435,326 and
       and $90,758, respectively                                            314,674        209,242
                                                                        -----------    -----------
              Total Liabilities                                             924,856        997,206
                                                                        -----------    -----------
Commitments, Contingencies and Subsequent Events

Stockholders' Equity (Deficit):
     Preferred stock, $0.001 par value; 5,000,000 shares authorized;
         none issued and outstanding                                             --             --
     Common stock, $0.001 par value; 100,000,000 shares authorized;
         72,314,813 and 69,408,749 issued and outstanding,
         respectively                                                        72,314         69,409
     Additional paid-in capital                                           7,737,026      5,952,072
     Deficit accumulated during the exploration stage                    (6,969,756)    (6,142,407)
                                                                        -----------    -----------
              Total Stockholders' Equity (Deficit)                          839,584       (120,926)
                                                                        -----------    -----------
                                                                        $ 1,764,440    $   876,280
                                                                        ===========    ===========

See accompanying notes to financial statements

                                EL CAPITAN PRECIOUS METALS, INC.
                                 (An Exploration Stage Company)

                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)

                                                                                   Period From
                                                                                   July 26, 2002
                                                        For the Three Months        (Inception)
                                                         Ended December 31,          Through
                                                   ----------------------------    December 31,
                                                       2005            2004           2005
                                                   ------------    ------------    ------------
REVENUES                                           $         --    $         --    $         --

GENERAL AND ADMINISTRATIVE EXPENSES:
      Professional fees                                 194,350         869,948       2,954,999
      Officer compensation expense                       36,000          60,000       1,006,034
      Administrative consulting fees                    120,000          81,738         538,875
      Management fees, related party                         --          24,000         320,500
      Legal and accounting fees                          60,261          43,508         522,751
      Mine expenses                                     193,194          74,110         900,571
      Other general and administrative                   44,268          24,086         269,339
                                                   ------------    ------------    ------------
                                                        648,073       1,177,390       6,513,069
                                                   ------------    ------------    ------------
LOSS FROM OPERATIONS

OTHER INCOME (EXPENSE):                                (648,073)     (1,177,390)     (6,513,069)
                                                   ------------    ------------    ------------
      Interest income                                     6,192           4,391          22,505
      Interest expense:
          Related parties                                    --            (349)        (28,220)
          Other                                        (141,730)         (3,330)       (254,349)
      Costs associated with options issued              (28,500)             --         (28,500)
      Expenses associated with debt issuance
          and conversion                                (15,238)             --        (168,123)
                                                   ------------    ------------    ------------
                                                       (179,276)            712        (456,687)
                                                   ------------    ------------    ------------
NET LOSS                                           $   (827,349)   $ (1,176,678)   $ (6,969,756)
                                                   ============    ============    ============
Basic and diluted net loss per common
      share                                        $      (0.01)   $      (0.02)   $      (0.13)
                                                   ============    ============    ============
Weighted average number of common
      shares outstanding                             71,556,936      65,475,624      55,133,209
                                                   ============    ============    ============

See accompanying notes to financial statements

                                             EL CAPITAN PRECIOUS METALS, INC.
                                              (An Exploration Stage Company)

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                               FOR THE PERIOD JULY 26, 2002 (INCEPTION) TO DECEMBER 31, 2005
                                                        (UNAUDITED)

                                                                                                  Deficit
                                                                                                Accumulated
                                                                                  Additional    During The
                                             Common Stock             Stock        Paid-In      Exploration
                                        Shares         Amount     Subscriptions    Capital         Stage          Total
                                      -----------   -----------   -------------  -----------    -----------    -----------
Initial issuance of common stock in
  September 2002, $0.00 per share       3,315,000   $     3,315   $          --  $    (3,306)   $        --    $         9

Net loss, period ended                         --            --              --           --        (21,577)       (21,577)
                                      -----------   -----------   -------------  -----------    -----------    -----------
Balances at September 30, 2002          3,315,000         3,315              --       (3,306)       (21,577)       (21,568)

Issuance of common stock to Gold
  and Minerals Company, Inc. in
  connection with purchase of
  interest in assets of
  El Capitan, Ltd. in
  November 2002,
  $0.00 per share                      30,225,000        30,225              --      (30,217)            --              8

Issuance of common stock for cash
  in November 2002, $0.00 per share     5,460,000         5,460              --       (5,446)            --             14
                                      -----------   -----------   -------------  -----------    -----------    -----------
                                       39,000,000        39,000              --      (38,969)       (21,577)       (21,546)
Acquisition of DML Services, Inc.
  on March 17, 2003                     6,720,000         6,720              --      (56,720)            --        (50,000)

Common stock issued in connection
  with notes payable in March 2003,
  $0.03 per share                         525,000           525              --       16,975             --         17,500

Common stock and warrants issued
  for services in March 2003, $1.26
  per share                               150,000           150              --      188,850             --        189,000

Common stock issued under executive
  compensation agreement in March
  2003, $0.45 per share                 1,057,140         1,057              --      478,943             --        480,000

Issuance of common stock to Gold
  and Minerals Company, Inc. in
  connection with purchase of
  COD Mine in August 2003,
  $0.00 per share                       3,600,000         3,600              --       (3,600)            --             --

Common stock issued under
  management agreement in August
  2003, $0.35 per share                 1,057,140         1,058              --      368,942             --        370,000

Net loss, year ended September 30,
  2003                                         --            --              --           --     (1,561,669)    (1,561,669)
                                      -----------   -----------   -------------  -----------    -----------    -----------
Balances at September 30, 2003         52,109,280   $    52,110   $          --  $   954,421    $(1,583,246)   $  (576,715)

                                             EL CAPITAN PRECIOUS METALS, INC.
                                              (An Exploration Stage Company)

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                               FOR THE PERIOD JULY 26, 2002 (INCEPTION) TO DECEMBER 31, 2005
                                                        (UNAUDITED)

                                                                                                  Deficit
                                                                                                Accumulated
                                                                                  Additional    During The
                                             Common Stock             Stock        Paid-In      Exploration
                                        Shares         Amount     Subscriptions    Capital         Stage          Total
                                      -----------   -----------   -------------  -----------    -----------    -----------
Cost associated with warrants issued           --   $        --   $          --  $   108,000    $        --    $   108,000

Common stock issued under executive
  compensation agreement in May 2004,
  $0.13 per share                       1,350,000         1,350              --      178,650             --        180,000

Common stock issued under management
  agreement in May 2004,
  $0.13 per share                       1,350,000         1,350              --      178,650             --        180,000

Common stock issued for services in
  June 2004, $0.20 per share              836,760           837              --      163,728             --        164,565

Common stock issued in connection with
  notes payable in June 2004, $0.25
  per share                               225,000           225              --       56,025             --         56,250

Common stock issued under executive
  compensation agreement in July 2004
  $0.14 per share                         285,714           286              --       39,714             --         40,000

Common stock issued under
  management agreement in July 2004,
  $0.14 per share                         285,714           285              --       39,715             --         40,000

Common stock issued for acquisition of
  Weaver mining interest in July 2004,
  $0.00 per share                       3,000,000         3,000              --       (3,000)            --             --

Common stock issued for services in
  July 2004, $0.15 per share              703,740           704              --      105,128             --        105,832

Common stock issued for retirement of
  a note payable and accrued interest
  in July 2004, $0.13 per share         1,343,154         1,343              --      177,744             --        179,087

Common stock issued under executive
  compensation agreement in August
  2004 $0.14 per share                    142,857           143              --       19,857             --         20,000

Common stock issued under
  management agreement in August
  2004, $0.14 per share                   142,857           143              --       19,857             --         20,000

Common stock issued for services in
  August 2004, $0.20 per share             50,000            50              --        9,950             --         10,000

Common stock issued under executive
  compensation agreement in September
  2004, $0.43 per share                    46,511            46              --       19,954             --         20,000

Common stock issued under
  management agreement in September
  2004, $0.43 per share                    46,511            47              --       19,953             --         20,000

Common stock issued for retirement of
  notes payable and accrued interest
  in September 2004, $0.35 per share      751,518           751              --      262,280             --        263,031

Beneficial Conversion feature of Notes
  payable                                      --            --              --       75,000             --         75,000

Stock subscriptions                            --            --           50,000          --             --         50,000

Net loss, year ended September 30,
  2004                                         --            --              --           --     (1,314,320)    (1,314,320)
                                      -----------   -----------   -------------  -----------    -----------    -----------
Balances at September 30, 2004         62,669,616   $    62,670   $      50,000  $ 2,425,626    $(2,897,566)   $  (359,270)

                                             EL CAPITAN PRECIOUS METALS, INC.
                                              (An Exploration Stage Company)

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                               FOR THE PERIOD JULY 26, 2002 (INCEPTION) TO DECEMBER 31, 2005
                                                        (UNAUDITED)


                                                                                                  Deficit
                                                                                                Accumulated
                                                                                  Additional    During The
                                             Common Stock             Stock        Paid-In      Exploration
                                        Shares         Amount     Subscriptions    Capital         Stage          Total
                                      -----------   -----------   -------------  -----------    -----------    -----------
Subscribed stock issued                   200,000   $       200   $     (50,000) $    49,800    $        --    $        --

Common stock issued in settlement of
  accounts payable in October 2004, at
  $0.82 per share                          20,000            20              --       16,361             --         16,381

Common stock issued for professional
  in October 2004, at $0.66 per share     106,500           106              --       70,029             --         70,135

Common stock issued for consulting
  agreement in November 2004,
  $0.60 per share                       1,536,859         1,537              --      920,578             --        922,115

Common stock sold in private placement
  in November 2004 at $0.50 per share   2,110,000         2,110              --    1,052,890             --      1,055,000

Common stock issued in settlement of
  Accounts payable in November 2004
  at $0.60 per share                       25,000            25              --       14,975             --         15,000

Common stock sold in private placement
  In December 2004 at $0.50 per share      50,000            50              --       24,950             --         25,000

Costs associated with warrants issued          --            --              --      135,000             --        135,000

Costs associated with stock private
  placement                                    --            --              --      (19,363)            --        (19,363)

Common stock sold in private placement
  in January 2005 at $0.50 per share      265,000           265              --      132,235             --        132,500

Common stock issued for retirement of
  notes payable and accrued interest
  in February 2004 at $0.40 per share     432,701           433              --      172,647             --        173,080

Common stock sold in private placement
  in March 2005 at $0.50 per share        200,000           200              --       99,800             --        100,000

Beneficial conversion of notes payable         --            --              --       21,635             --         21,635

Costs associated with warrants issued          --            --              --       14,000             --         14,000

Discounts associated with issuance of
  convertible debt with detachable
  warrants                                     --            --              --      113,448             --        113,448

Common stock sold in private placement
  May -June 2005 at $0.40 per share       880,000           880              --      351,120             --        352,000

Common stock sold in private placement
  In July 2005 at $0.40 per share         360,000           360              --      143,640             --        144,000

Common stock issued for consulting
  services In August 2005 at
  $0.57 per share                           8,772             9              --        4,991             --          5,000

Common stock issued for unpaid
  consulting through July 2005
  at $0.38 per share                      544,291           544              --      207,706             --        208,250

Share rounding on affiliate share
  distribution to its shareholders             10            --              --            4             --              4

Net loss, year ended September 30,
  2005                                         --            --              --           --     (3,244,841)    (3,244,841)
                                      -----------   -----------   -------------  -----------    -----------    -----------
Balances at September 30, 2005         69,408,749   $    69,409   $          --  $ 5,952,072    $(6,142,407)   $  (120,926)


                                             EL CAPITAN PRECIOUS METALS, INC.
                                              (An Exploration Stage Company)

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                              FOR THE PERIOD JULY 26, 2002 (INCEPTION) TO DECEMBER 31, 2005
                                                        (UNAUDITED)

                                                                                                  Deficit
                                                                                                Accumulated
                                                                                  Additional    During The
                                             Common Stock             Stock        Paid-In      Exploration
                                        Shares         Amount     Subscriptions    Capital         Stage          Total
                                      -----------   -----------   -------------  -----------    -----------    -----------
Common stock issued for consulting
  services for August 2005 at
  $0.462 per share                        146,270   $       146   $          --  $    67,490    $        --    $    67,636

Common stock issued for services
  at $0.41 per share                      200,000           200              --       81,800             --         82,000

Common stock issued for consulting
  service for September 2005 at $0.418    106,461           106              --       44,394             --         44,500

Common stock sold in private placement
  October 2005 at $0.40 per share       1,603,333         1,603              --      639,730             --        641,333

Common stock issued for conversion
  convertible debt at $0.40 per share     750,000           750              --      299,250             --        300,000

Common stock issued for  services
  at $1.60 per share                       50,000            50              --       79,950             --         80,000

Costs associated with options issued           --            --              --       28,500             --         28,500

Costs associated with warrants issued
  for financial services                       --            --              --       42,750             --         42,750

Common stock sold by the exercise of
  options at $0.65 per share               50,000            50              --       32,450             --         32,500

Discounts associated with issuance of
  convertible debt with detachable
  warrants                                     --            --              --      468,640             --        468,640

Net loss, period ended December 31,
  2005                                         --            --              --           --       (827,349)      (827,349)
                                      -----------   -----------   -------------  -----------    -----------    -----------
Balances at December 31, 2005          72,314,813   $    72,314   $          --  $ 7,737,026    $(6,969,756)   $   839,584
                                      ===========   ===========   =============  ===========    ===========    ===========


See accompanying notes to financial statements.

                                    EL CAPITAN PRECIOUS METALS, INC.
                                     (An Exploration Stage Company)

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 AND FOR
                     THE PERIOD FROM JULY 26, 2002 (INCEPTION) TO DECEMBER 31, 2005
                                               (Unaudited)

                                                                                             Period From
                                                                                            July 26, 2002
                                                                  Three Months Ended         (Inception)
                                                                      December 31,             Through
                                                               --------------------------    December 31,
                                                                   2005          2004            2005
                                                               -----------    -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
      Net loss                                                 $  (827,349)   $(1,176,678)   $(6,969,756)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
          Expenses associated with common stock and
             warrants                                              307,386        806,353      3,775,690
          Net non-cash expenses associated with affiliate            7,801             --          7,801
          Beneficial conversion of notes payable                        --             --         96,635
          Amortization of discount on notes payable                124,072             --        164,262
          Provision for uncollectible related party note
             receivable                                                 --             --         62,500
          Depreciation and amortization                              2,510          1,243         10,300
      Changes in operating assets and liabilities:
          Increase in receivable from officer                           --             --         (1,064)
          Increase in interest receivable                               --         (4,391)       (13,611)
          Increase in prepaid expenses                            (128,380)      (113,470)      (140,503)
          Increase in deposits                                          --         (9,445)       (16,445)
          Increase in other prepaid expense                             --       (100,000)            --
          Increase in expense advances to affiliated company            --        (48,827)      (351,946)
          Increase (Decrease) in accounts payable                 (138,119)        11,213        155,831
          Increase (Decrease) in accrued liabilities              (101,509)        17,932         74,161
          Increase in payable, related party                            --            349             --
          Increase (Decrease) in interest payable, other           (14,538)         2,406          3,806
                                                               -----------    -----------    -----------
              Net Cash Used in Operating Activities               (768,126)      (613,315)    (3,142,339)
                                                               -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of mine interest                                   (149,060)            --       (249,060)
      Issuance of notes receivable - affiliated parties                 --       (236,930)      (249,430)
      Payments received on notes receivable                             --             --         66,930
      Purchase of furniture and equipment                          (15,146)       (58,619)       (84,247)
      Cash paid in connection with acquisition of
      DLM Services, Inc.                                                --             --        (50,000)
                                                               -----------    -----------    -----------
          Net Cash Used in Investing Activities                   (164,206)      (295,549)      (565,807)
                                                               -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from the sale of common stock                       673,833      1,080,000      1,740,523
      Proceeds from notes payable, related parties                      --             --        893,733
      Proceeds from notes payable, other                           750,000             --      1,772,300
      Stock subscription received                                   68,000             --        118,000
      Costs associated with stock private placement                     --        (19,363)       (19,363)
      Repayment of notes payable, related parties                       --        (34,000)       (61,900)
      Repayment of notes payable, other                                 --        (25,000)       (43,874)
                                                               -----------    -----------    -----------
          Net Cash Provided by Financing Activities              1,491,833      1,001,637      4,399,419
                                                               -----------    -----------    -----------

See accompanying notes to financial statements.

                                    EL CAPITAN PRECIOUS METALS, INC.
                                     (An Exploration Stage Company)

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 AND FOR
                     THE PERIOD FROM JULY 26, 2002 (INCEPTION) TO DECEMBER 31, 2005
                                               (Unaudited)

                                                                                             Period From
                                                                                            July 26, 2002
                                                                  Three Months Ended         (Inception)
                                                                      December 31,             Through
                                                               --------------------------    December 31,
                                                                   2005          2004            2005
                                                               -----------    -----------    -----------
Increase in Cash                                                   559,501         92,773        691,273

Cash, Beginning of Period                                          131,772         22,404             --
                                                               -----------    -----------    -----------

Cash, Ending of Period                                         $   691,273    $   115,177    $   691,273
                                                               ===========    ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for interest                                  $    36,671    $       950    $    38,798
                                                               ===========    ===========    ===========
       Cash paid for income taxes                              $        --    $        --    $        --
                                                               ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
       Issuance of common stock to Gold and Minerals
       Company, Inc. in connection with the purchase of
       interest in assets of El Capitan, Ltd.                  $        --    $        --    $         8
                                                               ===========    ===========    ===========
       Issuance of common stock to Gold and Minerals
       Company, Inc. in connection with the purchase  of
       the COD Mine (Note 1)                                   $        --    $        --    $     3,600
                                                               ===========    ===========    ===========
       Issuance of common stock to Gold and Minerals
       Company, Inc. in connection with the purchase of
       the Weaver mineral property                             $        --    $        --    $     3,000
                                                               ===========    ===========    ===========
       Costs associated with warrants/options issued           $    28,500    $    60,000    $   285,504
                                                               ===========    ===========    ===========
       Stock based compensation                                $   274,136    $   746,353    $ 3,319,033
                                                               ===========    ===========    ===========
       Issuance of common stock for financing costs            $     4,750    $        --    $    61,000
                                                               ===========    ===========    ===========
       Issuance of common stock for interest costs             $        --    $    62,801    $    62,801
                                                               ===========    ===========    ===========
       Conversion of accounts payable to equity                $        --    $    31,381    $    31,381
                                                               ===========    ===========    ===========
       Conversion of accrued interest to equity                $        --    $    15,971    $    15,971
                                                               ===========    ===========    ===========
       Non-cash advances from affiliate                        $  (711,865)   $        --    $  (711,865)
                                                               ===========    ===========    ===========
       Non-cash offsets to affiliate                           $   719,666    $        --    $   719,666
                                                               ===========    ===========    ===========
       Conversion of notes payable and accrued
       interest for issuance of common stock                   $   300,000    $        --    $   895,544
                                                               ===========    ===========    ===========

See accompanying notes to financial statements.

                        EL CAPITAN PRECIOUS METALS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 (UNAUDITED)

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

     BASIS OF PRESENTATION AND GOING CONCERN - The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB under the Security Exchange Act of 1934. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ended September 30, 2006. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the fiscal year ended September 30, 2005 included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission.

     The accompanying financial statements have been prepared assuming the Company will continue as going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is an exploration stage mining company and since its inception has had no mining revenues and has incurred recurring losses aggregating $6,969,756 accumulated during the exploration stage. In addition, the Company does not have a revolving credit facility with any financial institution. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital, negotiating adequate financing arrangements and on achieving sufficiently profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     The Company believes its cash requirements over the next fiscal year can be funded through a combination of financing activities completed and projected subsequent to year-end and prior to cash flow generated through operations. The Company has completed a private placement during the quarter ended December 31, 2005 (NOTE 11) and also completed a placement of a convertible debenture (NOTE 7). The Company also anticipates exercising the call option on various warrants, which, if exercised, would provide the Company significant working capital to continue its exploratory programs. We continually evaluate business opportunities such as joint venture processing agreements with the objective of creating cash flow to sustain the corporation and provide a source of funds for growth. While the Company believes it will be able to finance its continuing activities, there are no assurances of success in this regard or in the Company's ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If management's plans are not successful, operations and liquidity may be adversely impacted.

     Given the Company's limiting operating history, lack of revenue, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern

NOTE 2.  ACQUISITIONS AND DIVESTITURES

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

     The assets of ECL primarily consist of the El Capitan property (the "Property"), an inactive iron and related ore property located in New Mexico. At December 31, 2005, the Property contained four patented claims and unpatented claims on approximately 10,000 acres in the Capitan Mountains in Lincoln County, New Mexico. The Property has no proven reserves. The Company did not assume any liabilities or obligations of ECL.

     During the quarter ended December 31, 2005, ECL finalized the purchase of four patented mining claims, constituting approximately 77.5 acres in aggregate, located in Lincoln County, New Mexico. The purchased claims are located on the Property, which is owned by ECL. In consideration for the claims, ECL transferred 2,100,000 shares of ECPN common stock owned by Minerals. Pursuant to an agreement between ECL and the Seller, the stock was valued at $0.82 per share, the market value of the stock on November 11, 2005.

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

     SALE OF 80% OF MINING CLAIMS AND JOINT VENTURE - In May 2004, the Company executed a joint venture agreement (the "Joint Venture") with U.S. Canadian Minerals, Inc. ("USCA.PK"), a publicly-traded Nevada company, to explore, operate and utilize the COD Mine, including the recovery of gold and silver from the tailings of the COD Mine. The Joint Venture is to operate under the name "CanEl" until May 2020, unless terminated earlier pursuant to the terms of the Joint Venture. Under terms of the Joint Venture Agreement, the Company was required to transfer to USCA.PK an 80% interest in the COD mine in exchange for 720,000 shares of USCA.PK common stock. Pursuant to a stock split affected by USCA.PK, the Company currently holds 2,160,000 shares of the USCA.PK common stock. On the date of the original transaction, shares of unrestricted freely trading USCA.PK common stock traded at $2.85 per share, or as adjusted for the split, at $0.95 per share. At December 31, 2005, these shares were pledged as security for the $750,000 convertible debenture note. See NOTE 7.

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

     The Joint Venture provides that the Company is to operate the COD Mine as it relates to the tailings and settlement pond and contribute the equipment needed for such operations, which have not yet begun. USCA.PK agreed to contribute 90 days operating capital to provide for at least three workers, fuel, necessary equipment agreed upon by the parties, and equipment repair and maintenance and paid $12,500 in July 2004. Net profits, if any, from the operations tailings and settlement pond operations will be split equally among the Company and USCA.PK. This project has been on hold as USCA.PK has been focusing on brining current their SEC filings and to resume trading on the Bulletin Board. In November 23, 2005, our Board of Directors approved an amendment to the Joint Venture Agreement whereas the Company will contribute $50,000 for the completion of the geological field study. As consideration for this advance, the Company will be reimbursed this advance and any other incurred expenses and all net proceeds after deducting all incurred costs, are to be split equally with USCA.PK.

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

     ACQUISITION OF WEAVER MINING CLAIMS - In July 2004 the Company purchased the Weaver mining claims from its then controlling stockholder, Minerals, for the consideration of 3,000,000 shares of the Company's common stock. This acquisition consists of mining claims granted by the United States Bureau of Land Management, buildings and personal property and located near Wickenberg, Arizona. The Weaver claims were acquired from the Company's controlling stockholder at the time of transaction in exchange for shares of the Company's common stock and the transaction was accounted for as a non-monetary exchange and was recorded at a zero basis in the consolidated financial statements, as that was the basis of Minerals.

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

     FURNITURE AND EQUIPMENT - Furniture and equipment are stated at cost. Depreciation is calculated for financial statements using the straight-line basis over the estimated useful lives as follows:

                 Automobile                              5 years
                 Office furniture and equipment       3-10 years
                 Mine equipment                          7 years

     Depreciation expense for the periods ended December 31, 2005 and 2004 was $2,510 and $1,243, respectively.

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

     NET INCOME (LOSS) PER SHARE - SFAS No. 128, Earnings per Share, requires dual presentation of basic and diluted earnings or loss per share ("EPS") with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents and is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects potential dilution. These dilutive securities are not considered in the calculation, as the impact of the potential shares would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share. The historical loss per share of El Capitan prior to the merger has been retroactively restated to reflect the new capital structure.

     At December 31, 2005, potential dilutive securities consisted of stock options representing 1,250,000 common shares were outstanding with an exercise price ranging between $0.56 and $0.65 per share and with a weighted average exercise price of $0.57. At December 31, 2005, stock warrants representing 7,843,333 common shares were outstanding with exercise prices ranging between $0.50 and $2.50 per share, with weighted average exercise price of $0.59 per share.

     At December 31, 2004, potential dilutive securities consisted of stock warrants representing 5,960,000 common shares with exercise prices ranging between $0.14 and $2.50 per share. The weighted average exercise price for outstanding warrants was $0.50.

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

     The Company recognized no stock-based employee compensation for options issued to employees during the three months ended December 31, 2005 for the prior comparable period in 2004. During the three-month period ended December 31, 2005, the fair value of options recognized was $77,118.

     The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for all grants, expected life of options of 5 years, risk-free interest rates of two percent (2.25%), and a zero percent (0%) dividend yield.

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


                                                                                Three Months Ended
                                                                                    December 31,
                                                                           --------------------------------
                                                                              2005                  2004
                                                                           ---------           ------------
                                                                          (Unaudited)          (Unaudited)

    Net loss, as reported                                                  $(827,349)          $ (1,176,678)
    Add: total stock-based employee compensation expense
         included in reported net loss                                       162,000                992,250
    Deduct - stock-based compensation expense determined under
         the fair value method, net of tax effect                           (239,118)              (992,250)
                                                                           ---------           ------------
    Pro forma net loss                                                     $(904,467)          $ (1,176,678)
                                                                           ==========          ============
    Loss per share:
         Net loss per share, as reported                                   $   (0.01)          $      (0.02)
                                                                           =========           ============
         Net loss per share, pro forma                                     $   (0.01)          $      (0.02)
                                                                           =========           ============

     IMPAIRMENT OF LONG-LIVED ASSETS - Management assesses the carrying value of long-lived assets for impairment when circumstances indicate such amounts may not be recoverable from future operations. Generally, assets to be held and used are considered impaired if the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. At December 31, 2005, long-lived assets were recorded at no value in the consolidated financial statements.

     MINERAL PROPERTY COSTS - Mineral property exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has capitalized $788,808 of mineral property acquisition costs as of December 31, 2005.

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

NOTE 4.  INVESTMENTS IN USCA.PK

     At December 31, 2005 the Company owned 2,160,000 shares of U. S. Canadian Minerals, Inc. (USCA.PK) common stock. The market value per unrestricted share at the closing of the market on December 31, 2005 was $0.20 based on the last published sales price. As discussed in Note 2, the initial carrying value of this investment is recorded at no value in the consolidated financial statements. On October 28, 2005, the Company pledged all the shares of its USCA.PK investment as security for a secured convertible debenture note (NOTE 7).

NOTE 5. RELATED PARTY TRANSACTIONS

     DUE FROM AFFILIATED COMPANY - During the period October 2004 and through December, 2005, the Company made net payments on behalf of Minerals amounting to $509,671 relating to costs incurred on the El Capitan mine site. Pursuant to an agreement effective October 1, 2004 between the two companies, costs incurred at the El Capitan mine are to be split in accordance with their percentage ownership interest. The Company holds a 40% equity interest in El Capitan, Ltd., and Minerals holds the remaining 60% equity interest. To secure the amounts due under the note and the cost advances made on behalf Minerals by Company, Minerals has pledged to the Company 1,000,000 free trading shares of El Capitan Precious Metals, Inc. that it owns. During the quarter ended September 30, 2005, Minerals paid $150,000 towards its obligation under the Agreement. See below "Due to Affiliated Company".

     DUE TO AFFILIATED COMPANY - During the quarter ended December 31, 2005, ECL, which ECPN owns a 40% equity interest, finalized the purchase of four patented mining claims, constituting approximately 77.5 acres in aggregate, located in Lincoln County, New Mexico. The purchased claims are located on the El Capitan Mine property, which is owned by ECL. In consideration for the claims, ECL transferred 2,100,000 shares of ECPN common stock owned by Minerals, which holds the remaining 60% equity interest in ECL. Pursuant to an agreement between ECL and the Seller, the stock was valued at $0.82 per share, the market value of the stock on November 11, 2005 and the Company recorded the transaction as effective at December 31, 2005.

     Pursuant to an arrangement with Minerals, ECPN is obligated to Minerals to pay $688,800 for the purchase of the patented mining claims by ECL. ECPN offset its portion of the purchase price against existing obligations of Minerals due ECPN at December 31, 2005, and resulted in the Company owing Minerals $76,384.

     EMPLOYMENT AGREEMENT - Terms of the current verbal employment agreement of the CEO and president is entitled to a monthly compensation of $12,000. Also should the Company sell the El Capitan mine during the term of the employment agreement, Conditional stock options are to be granted to the president if the El Capitan mining property is sold if the sale of the Mine is for a price in excess of $150,000,000, during the period March 18, 2005 through March 18, 2006. Under this requirement the Company would be required to grant the president a five-year stock option to purchase 1,750,000 shares of the Company's common stock at an exercise price of $0.75 per share.

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

NOTE 6.  NOTES PAYABLE OTHER

     At December 31, 2005, the Company had two 12% unsecured notes payable to two stockholders of the Company amounting to $150,000 each, both of which are due September 15, 2006. Subsequent to December 31, 2005, the holders of these notes converted the outstanding principal to restricted common shares of the Company.

NOTE 7.  LONG-TERM NOTE PAYABLE

     On March 30, 2005, the Company issued a 10 % secured convertible debenture note for $300,000 to a stockholder of the Company. The note has a maturity of two and one-half years and contains a conversion feature into common stock at $0.60 per share. The note also provides for a five-year warrant to be issued for the purchase of common stock at an exercise price of $0.75. The note was collateralized by 1,000,000 shares of the U.S. Canadian Minerals Inc. shares that the Company owns. The note also provided that if the Company should sell any of the 2,160,000 shares of the U.S. Canadian Minerals, Inc. stock, the Company must allocate thirty-five percent (35%) of the net proceeds towards the retirement of the debenture note.

     The intrinsic value of the beneficial conversion feature of the note was $61,724 and the portion of the proceeds allocated to the warrants issued in connection with the debt amounted to $51,724. Accordingly, $113,448 was recognized as a discount of the convertible debt and an addition to paid-in capital. At September 30, 2005, $22,690 of discount had been amortized and the balance of $90,758 was expensed upon the conversion of the note.

     On October 28, 2005, the note holder and Company agreed to roll the secured convertible debenture note into the private placement that the Company was terminating and payment of all accrued interest to the note holder.

     On October 28, 2005, the Company issued an 8 % secured convertible debenture note for $750,000 to an investment company. The note has a maturity of one and one-half years and contains a conversion feature into common stock at $0.50 per share. The note also provides for a five-year warrant for 500,000 shares of common stock at $0.60 per share and is collateralized by 2,160,000 shares of the U.S. Canadian Minerals Inc. shares that the Company owns. The Company also issued a three-year warrant for 225,000 shares of common stock at $0.60 per share as a finder's fee.

     The intrinsic value of the beneficial conversion feature of the note was $384,320 and the portion of the proceeds allocated to the warrants issued in connection with the debt amounted to $84,320. Accordingly, $468,640 was recognized as a discount of the convertible debt and an addition to paid-in capital. At December 31, 2005, $33,314 of the discount has been amortized.

NOTE 8.   CONSULTING AGREEMENTS

     On October 19, 2004, the Company entered into an Investment Advisory Agreement with Blake Advisors, LLC ("Blake") for certain financial and investment advisory services. The term of the Agreement expired on October 31, 2005. Compensation under the Agreement provided for (i) the payment of $175,000 in cash and (ii) a monthly fee of $5,000 from November 1, 2004 to October 1, 2005. Pursuant to the Agreement, the Company granted a five-year warrant to the consultant for the purchase of 500,000 shares of the Company's common stock at an exercise price of $0.85 per share, a cashless-exercise provision and piggyback registration rights. Subsequently, the warrant exercise price was reduced to $0.50 per share in consideration of Blake agreeing to remove the cashless exercise provision provided for in the original warrant. Under the terms of the Agreement, the Company became obligated and paid fees amounting to $200,000 under the Agreement.

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

     On August 22, 2005, the Company entered into a formal Agreement with Clyde Smith, PhD., P. Eng.("Smith") as consulting geologist to the El Capitan Property. The Agreement provides for Smith to continue acting as the Company's consulting geologist at his regular compensation rate and to receive a success fee of $250,000 for the successful sale of the Project. The Agreement was amended on October 25, 2005, to provide Smith with an option for the purchase of 150,000 shares of our common stock at $0.65 per share, the market price on the date of grant. The option was granted under provisions of the Company's 2005 Stock Incentive Plan and the option expires on October 25, 2006.

     On September 27, 2005, the Company entered into an Agreement with Pavlich Associates ("Pavlich") which provides for Pavlich to be the primary representative of El Capitan Precious Metals, Inc. in the sale of the El Capitan Project to all viable third party mineral companies. The Agreement provides for consulting time charges, expenses and a success fee of $250,000, less the sum of the consulting time charges paid under the Agreement, for the successful sale of the Project.

     See NOTE 5 for a description of the consulting agreement with a related party.

NOTE  9.  COMMITMENTS AND CONTINGENCIES

     On October 19, 2004, the Company entered into an Investment Advisory Agreement with Blake Advisors, LLC ("Blake") for certain financial and investment advisory services. The term of the Agreement expired on October 31, 2005. Compensation under the Agreement provided for (i) the payment of $175,000 in cash and (ii) a monthly fee of $5,000 from November 1, 2004 to October 1, 2005. Pursuant to the Agreement, the Company granted a five-year warrant to the consultant for the purchase of 500,000 shares of the Company's common stock at an exercise price of $0.85 per share, a cashless-exercise provision and piggyback registration rights. Subsequently, the warrant exercise price was reduced to $0.50 per share for Blake agreeing to remove the cashless exercise provision provided for in the original warrant. Under the terms of the Agreement, the Company became obligated and paid fees amounting to $200,000.

     The Company signed a lease for office space in Scottsdale, Arizona, effective November 1, 2004. The lease has a two-year term and requires monthly payments of $3,845 plus taxes and tenant charges.

     On August 22, 2005, the Company entered into a formal Agreement with Clyde
     L. Smith, PhD., P. Eng., ("Smith") as consulting geologist to the El Capitan Property. The Agreement provides for Smith to continue acting as the Company's consulting geologist at his regular compensation rate and to receive a success fee of $250,000 for the successful sale of the Project. The Agreement was amended on October 25, 2005, to provide Smith with an option for the purchase of 150,000 shares of our common stock at $0.65 per share, the market price on the date of grant. The option was granted under provisions of the Company's 2005 Stock Incentive Plan and the option expires on October 25, 2006.

     On September 27, 2005, the Company entered into an Agreement with Palvich Associates ("Pavlich"), which provides for Pavlich to be the primary representative of ECPN in the sale of the El Capitan property to all viable third party mineral companies. The Agreement provides for consulting time charges, expenses and a success fee of $250,000, less the sum of the consulting time charges paid under the Agreement, for the successful sale of the Project.

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

NOTE 11.  STOCKHOLDERS' EQUITY (DEFICIT)

     CHANGES TO THE COMPANY'S CAPITAL STRUCTURE AND DIVIDEND - On December 28, 2004, the Company's Board of Directors authorized an additional increase in the number of shares authorized for issuance by the Company from 100,000,000 to 300,000,000. The Company majority shareholder approved the change by written consent on March 11, 2005, and a Certificate of Amendment to the Articles of Incorporation was filed with the State of Nevada on April 7, 2005 to effect the amendment.

     RECENT ISSUANCES OF COMMON STOCK, WARRANTS AND OPTIONS- On October 3, 2005, the Company issued 146,270 shares of its S-8 Common Stock pursuant to its 2005 Stock Incentive Plan in consideration of unpaid compensation aggregating $67,636 to the CEO and four consultants, three of which are officers and/or directors of the Company.

     On October 3, 2005, the Company issued 200,000 shares of its S-8 Common Stock pursuant to its 2005 Stock Incentive Plan in consideration of consulting services aggregating $82,000.

     On October 27, 2005, the Company issued 106,461 shares of its S-8 Common Stock pursuant to its 2005 Stock Incentive Plan in consideration of unpaid compensation aggregating $44,500 to the CEO and four consultants, three of which are officers and/or directors of the Company.

     On October 28, 2005, the Company issued 750,000 shares of restricted common stock at $0.40 per share for the conversion of a convertible note payable of $300,000, pursuant to a private placement of securities, together with a three-year warrant to purchase an additional 750,000 shares of common stock at an exercise price of $0.50 per share.

     On October 28, 2005, in conjunction with the convertible debenture (see
     NOTE 7), the Company issued a five-year warrant for 500,000 shares of common stock at $0.60 per share and issued to an individual a three-year warrant for 225,000 shares of common stock at $0.60 per share as a finder's fee.

     On October 30, 2005, the Company issued 1,603,333 restricted common shares to accredited investors pursuant to a private placement of securities under
     Section 4(2) and Rule 506 promulgated under the Securities Act, in an aggregate amount of $641,333 (the Offering). The Offering also provided with each share of common stock a three-year warrant to purchase one share of common stock at an exercise price of $.50 per share. The warrants are callable under certain circumstances. The Company has agreed to file a registration statement covering the sale or the shares of common stock and the common stock issuable upon exercise of the of the Warrants within ninety (90) days of the final sale under the Private Placement and to use commercially reasonable efforts to cause such registration Statement to be declared effective by the SEC and to keep the Registration Statement effective for one year following the effective date. The Company filed the Registration Statement on January 30, 2006.

     WARRANTS - During the quarter ended December 31, 2005, the Company issued 3,078,333 warrants. and 2,110,000 warrants were issued for the comparable period in 2004. The following table summarizes of warrant activity for the quarter ended December 31, 2005:

                                                   Warrants Outstanding                     Warrants Exercisable
                                              ------------------------------          -------------------------------
                                                                 Weighted                                 Weighted
                                               Number of          Average              Number of          Average
                                                Shares        Exercise Price             Shares        Exercise Price
                                              ----------      --------------          ----------       --------------
     Balance,September30, 2005                 5,015,000      $         0.64           5,015,000       $         0.64
        Granted                                3,078,333      $         0.52           3,078,333       $         0.52
        Cancelled                               (250,000)     $        (0.75)           (250,000)      $        (0.75)
        Exercised                                     --      $           --                  --       $           --
                                              ----------                              ----------
     Balance, December 31, 2005                7,843,333      $         0.59           7,843,333       $         0.59
                                              ==========      ==============          ==========       ==============

     OPTIONS GRANTED DURING QUARTER ENDING DECEMBER 31, 2005 - Effective October 25, 2005, the Board of Directors approved an amendment expanding the duties of Dr. Clyde Smith and granted him a twelve month option to purchase 150,000 shares of common stock of the Company at an exercise price of $0.65 per share.

     The following table summarizes the option activity for the three months ended December 31, 2005:

                                                    Options Outstanding                      Options Exercisable
                                              ------------------------------          -------------------------------
                                                                 Weighted                                 Weighted
                                              Number of          Average              Number of            Average
                                                Shares        Exercise Price            Shares         Exercise Price
                                              ----------      --------------          ----------       --------------
     Balance , September 30, 2005              1,150,000      $         0.56                  --       $           --

        Granted                                  150,000      $         0.65             150,000       $         0.65
        Exercised                                (50,000)     $         0.65             (50,000)      $         0.65
                                              ----------                              ----------
     Balance, December 31, 2005                1,250,000      $         0.57             100,000       $         0.65
                                              ==========      ==============          ==========       ==============

NOTE 12. SUBSEQUENT EVENTS

     On January 17, 2006, the two shareholder short-term note holders converted their principal balances of their notes aggregating $300,000 to unregistered common stock of the Company.

     On January 20, 2006, the Company issued, to the same holder of the convertible debenture in the amount of $750,000 (as described in Note 7), pursuant to a private placement under Section 4(2) of the Securities Act an 8% convertible secured debenture in the principal amount of $550,000, together with a warrant to purchase 366,667 shares of the Company's common stock at an exercise price of $.60 per share. The convertible secured debenture matures on July 20, 2007. The note is collateralized by 2,160,000 shares of the U.S. Canadian Minerals Inc. shares that the Company owns, pursuant to the same security agreement previously issued to the holder. Until maturity, and subject to the Company's right to prepay, the principal and interest under the convertible secured debenture are convertible into shares of the Company's common stock at a conversion price of $.50 per share.

     On January 30, 2006 the Company filed an S-3 Registration Statement as required pursuant to obligations from the various private placements of securities.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

THIS FORM 10-QSB MAY CONTAIN CERTAIN "FORWARD-LOOKING" STATEMENTS AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE REGISTRANT'S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE REGISTRANT'S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY", "WILL", "EXPECT", "BELIEVE", "ANTICIPATE", "INTENT", "COULD", "ESTIMATE", "MIGHT", "PLAN", "PREDICT" OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE REGISTRANT'S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO ACQUISITIONS, GOVERNMENTAL REGULATION, MANAGING AND MAINTAINING GROWTH, THE OPERATIONS OF THE COMPANY AND ITS SUBSIDIARIES, VOLATILITY OF STOCK PRICE AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER REGISTRANT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY DOES NOT INTEND TO UNDERTAKE TO UPDATE THE INFORMATION IN THIS FORM 10-QSB IF ANY FORWARD-LOOKING STATEMENT LATER TURNS OUT TO BE INACCURATE. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION PRESENTED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED SEPTEMBER 30, 2005.

RESULTS OF OPERATIONS

OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

REVENUES - We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until late in the first or during the second calendar quarter of 2006. There is no guaranty that we will achieve proven viable precious metals at our various mine site locations. If such viable mineralization are proven and economically recoverable, we will need to obtain necessary financing to proceed with the extraction of these minerals.

EXPENSES AND NET LOSS - Our expenses decreased by $349,329, from $1,176,678 for the three months ended December 31, 2004 to $827,349 for the three months ended December 31, 2005. The decrease is primarily attributable to decreased professional fees of $675,598 incurred in the prior year period on consulting contracts and paid by issuance of the Company's common stock. This decrease was offset mainly by increases in administrative consulting fees and officer compensation aggregating $14,262; mining expenses of $119,084 which were incurred on our various mine sites to continue mineral analysis; and, other expenses related to interest expense and costs associated with options granted and expenses associated with debt issuance aggregating $181,789.

The Company's total net loss for the three months ended December 31, 2005 decreased to $827,349 as compared to a net loss of $1,176,678 incurred for the comparable three month period ended December 31, 2004. The decreased loss for the current period is attributable to the aforementioned decreased expenses.

PLAN OF OPERATION

LIQUIDITY CAPITAL RESOURCES - To address the going concern problem addressed in our audited financial statements at September 30, 2005, we will require additional working capital. We will also require additional working capital funds for continuing payments for necessary corporate personnel, related general and administrative expenses and for implementation of our necessary business strategies.

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

During the next two quarters the Company will continue to concentrate on raising the necessary working capital through equity financing and an acceptable debt facility to insure the Company's ability to implement its business strategies. To the extent that additional capital is raised through the sale of equity or equity related securities, the issuance of such securities could result in dilution of our shareholders. Upon effectiveness of the registration statement filed on January 30, 2006, it is the Company's intent to call the warrants that have the callable feature.

We currently intend to continue to prove up our various mining properties and finalize the formal report on the El Capitan property site with the intent to formalize and implement the marketing plan to sell this site. We also intend to finalize the proprietary process the Company has been working on for extraction of precious metal from our other property interest.

LIQUIDITY.- As of December 31, 2005, we had $691,273 of cash on hand. We will be required to raise additional capital in financing transactions in order to satisfy our expected cash expenditures. The Company also contemplates the exercise of the call options on various warrants, which if exercised, would provide the Company significant working capital to continue its exploratory programs. We continually evaluate business opportunities such as joint venture processing agreements with the objective of creating cash flow to sustain the corporation and provide a source of funds for growth. While the Company believes it will be able to finance its continuing activities, there are no assurances of success in this regard or in the Company's ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If management's plans are not successful, operations and liquidity may be adversely impacted. In the event that we are unable to obtain additional capital, we may be forced to reduce our operating expenditures or to cease development and operations altogether.

On January 17, 2006, the two shareholder short-term note holders converted their principal balances of their notes aggregating $300,000 to unregistered common stock of the Company.

On January 20, 2006, the Company issued pursuant to a private placement under
Section 4(2) of the Securities Act an 8% convertible secured debenture in the principal amount of $550,000, together with a warrant to purchase 366,667 shares of the Company's common stock at an exercise price of $.60 per share. The convertible secured debenture matures on July 20, 2007. The 2,160,000 shares of the U.S. CANADIAN MINERALS INC. shares that the Company owns collateralize the note, pursuant to a security agreement between the Company and the holder of the debenture (see Note 12). Until maturity, and subject to the Company's right to prepay, the principal and interest under the convertible secured debenture are convertible into shares of the Company's common stock at a conversion price of $.50 per share.

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

The price of gold has experienced an increase in value over the past three years. Any significant drop in the price of gold, other precious metals or iron ore prices may have a materially adverse affect on the future results of the Company's operations unless the Company is able to offset such a price drop by substantially increased production.

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

OFF-BALANCE SHEET ARRANGEMENTS - During the three months ended December 31, 2005, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

CRITICAL ACCOUNTING POLICIES. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. NOTE 3, "Significant Accounting Policies" in the Notes to the Consolidated Financial Statements in our Form 10-KSB describes our significant accounting policies which are reviewed by management on a regular basis.

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

A SIGNIFICANT NUMBER OF SHARES OF OUR COMMON STOCK MAY BECOME AVAILABLE FOR SALE AND THEIR SALE COULD DEPRESS THE PRICE OF OUR COMMON STOCK.

Future sales of a substantial number of shares of our Common Stock in the public market could adversely affect the market price for our Common Stock and make it more difficult for shareholders to sell our Common Stock at times and prices that they believe are appropriate. As of February 14, 2006, we have issued and outstanding 72,751,720 shares of Common Stock, warrants to purchase up to an aggregate amount of 7,910,000 shares of Common Stock, a convertible security convertible into an aggregate amount of 2,600,000 shares of Common Stock and 1,250,000 shares issuable upon the exercise of outstanding options. Of our Common Stock issued and outstanding, 49,652,419 shares are free of restrictions and freely transferable, 3,970,524 are transferable subject to trading restrictions under Rule 144 of the Securities Act of 1933, as amended and 19,128,777 are restricted from transfer for varying time periods under Rule 144 of the Securities Act of 1933.

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

WE CURRENTLY DO NOT HAVE ENOUGH CASH TO FUND OPERATIONS DURING THE NEXT FISCAL YEAR.

As of December 31, 2005, we had $691,273 of cash on hand. We will be required to raise additional capital in financing transactions in order to satisfy our expected cash expenditures. Subsequent to December 31, 2005, the Company completed a placement of a convertible debenture (NOTE 7). The Company also contemplates the exercise of the call options on various warrants, which if exercised, would provide the Company significant working capital to continue its exploratory programs. We continually evaluate business opportunities such as joint venture processing agreements with the objective of creating cash flow to sustain the corporation and provide a source of funds for growth. While the Company believes it will be able to finance its continuing activities, there are no assurances of success in this regard or in the Company's ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If management's plans are not successful, operations and liquidity may be adversely impacted. In the event that we are unable to obtain additional capital, we may be forced to reduce our operating expenditures or to cease development and operations altogether.

AS OF THE END OF OUR CURRENT QUARTER ENDING DECEMBER 31, 2005, WE HAVE NOT HAD REVENUE-GENERATING OPERATIONS.

Although we anticipate entering into the operations phase for one or more of our properties during the next fiscal year, it is possible that none of our properties will ever produce significant mineral deposits and related cash flow.

OUR INDEPENDENT AUDITORS HAVE REPORTED THAT CONDITIONS EXIST THAT RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have had net losses for each of the years ended September 30, 2005 and September 30, 2004, and we have an accumulated deficit as of December 31, 2005 of $6,969,756. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we may not generate significant revenues in the foreseeable future, our ability to continue as a going concern may depend, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

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

ITEM 3 - CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Registrant's disclosure controls and procedures at the end of the period covered by this quarterly report. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14 as of the end of the period covered by this report are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission were timely recorded, processed and reported within the time periods specified in the Securities and Exchange commission rules and forms.

During the quarter ended December 31, 2005, there were no changes in the Company's internal controls over financial reporting or any other areas that have materially affected or is reasonably likely to materially affect these internal controls over financial reporting subsequent to the evaluation date.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     On October 3, 2005, the Company issued 146,270 shares of its S-8 Common Stock pursuant to its 2005 Stock Incentive Plan in consideration of unpaid compensation aggregating $67,636 to the CEO and four consultants, three of which are officers and/or directors of the Company.

     On October 3, 2005, the Company issued 200,000 shares of its S-8 Common Stock pursuant to its 2005 Stock Incentive Plan in consideration of consulting services aggregating $82,000.

     On October 27, 2005, the Company issued 106,461 shares of its S-8 Common Stock pursuant to its 2005 Stock Incentive Plan in consideration of unpaid compensation aggregating $44,500 to the CEO and four consultants, three of which are officers and/or directors of the Company.

     On October 28, 2005, the Company issued 750,000 shares of restricted common stock at $0.40 per share for the conversion of a convertible note payable of $300,000, pursuant to a private placement of securities, together with a three-year warrant to purchase an additional 750,000 shares of common stock at an exercise price of $0.50 per share. The note and warrants were issued in reliance upon an exemption from registration under section 4(2) of the Securities Act.

     On October 28, 2005, issued an 8% secured convertible debenture note for $750,000 to an investment company. The note has a maturity of one and a half years and contains a conversion feature into common stock at $0.50 per share. The Company also issued in connection with the transaction a five-year warrant for 500,000 shares of common stock at $060 per share and issued to an individual a three-year warrant for 225,000 shares of common stock at $0.60 per share as a finder's fee.

     On October 30, 2005, the Company issued 1,603,333 restricted common shares to accredited investors pursuant to a private placement of securities under
     Section 4(2) and Rule 506 promulgated under the Securities Act, in an aggregate amount of $641,333 (the Offering). The Offering also provided with each share of common stock a three-year warrant to purchase one share of common stock at an exercise price of $.50 per share. The warrants are callable under certain circumstances. The Company has agreed to file a registration statement covering the sale or the shares of common stock and the common stock issuable upon exercise of the of the Warrants within ninety (90) days of the final sale under the Private Placement and to use commercially reasonable efforts to cause such registration Statement to be declared effective by the SEC and to keep the Registration Statement effective for one year following the effective date. The Company filed the Registration Statement on January 30, 2006.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            3.1 Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB dated September 30, 2004).

            3.2 Bylaws of El Capitan Precious Metals, Inc., as amended (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-3 filed on January 30, 2006).

            3.3 Amendment to Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB dated March 31, 200).

            4.1 Note of El Capitan Precious Metals, Inc. in favor of Whitebox Intermarket Partners, L.P. dated October 28, 2005 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 3, 2005).

            4.2 Warrant of El Capitan Precious Metals, Inc. to Whitebox Intermarket Partners, L.P. dated October 28, 2005 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on November 3, 2005).

            4.3 Form of Warrant issued in private placement (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on November 3, 2005).

            10.1 Purchase Agreement dated October 28, 2005 by and between El Capitan Precious Metals, Inc. and Whitebox Intermarket Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 3, 2005).

            10.2 Registration Rights Agreement dated October 28, 2005 by and between El Capitan Precious Metals, Inc. and Whitebox Intermarket Partners, L.P. (incorporated by reference to
                  Exhibit 10.2 to the Current Report on Form 8-K filed on November 3, 2005).

            10.3 Security Agreement dated October 28, 2005 by and between El Capitan Precious Metals, Inc. and Whitebox Intermarket Partners, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 3, 2005).

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

Dated:  February 20, 2006    EL CAPITAN PRECIOUS METALS, INC.


                             By: /s/ Charles C. Mottley
                                 -----------------------------------------------
                                 Charles C. Mottley
                                 President, Chief Executive Officer and Director


Dated:  February 20, 2006    By: /s/ Stephen J. Antol
                                 -----------------------------------------------
                                 Stephen J. Antol
                                 Chief Financial Officer