Form 10QSB
period 2006-03-31
EL CAPITAN PRECIOUS METALS INC
filed 2006-05-22
CIK 1135202

U. S. SECURITIES AND EXCHANGE
                                   COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as referred in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

                         APPLICABLE TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 73,084,409 shares of common stock, par value $0.001, issued and outstanding as of May 15, 2006.

Transitional Small Business Disclosure Format (Check one): YES |_| NO |X|

                        El Capitan Precious Metals, Inc.
                                  Form 10-QSB/A
                         Quarter Ended December 31, 2005

                                Table of Contents

                                                                                                                 Page
                                                                                                                 ----
PART I        Financial Information...............................................................................1

     Item 1.  Financial Statements................................................................................1
              Consolidated Balance Sheets as of March 31, 2006 (Unaudited)
                  and September 30, 2005..........................................................................1
              Consolidated Statements of Operations for the three months and six months ended
                  March 31, 2006 and 2005 (Unaudited) and from July 26, 2002 (Inception)
                  to March 31, 2006 (Unaudited)...................................................................2
              Consolidated Statements of Stockholders' Equity (Deficit) from July 26, 2002
                  (Inception) to March 31, 2006 (Unaudited).......................................................3
              Consolidated Statements of Cash Flows for the six months ended
                  March 31, 2006 and 2005 (Unaudited) and from July 26, 2002 (Inception)
                  to March 31, 2006 (Unaudited)...................................................................7

              Notes to the Consolidated Financial Statements for the Six Months
                  Ended March 31, 2006............................................................................8

     Item 2.  Management's Discussion and Analysis and Plan of Operations........................................22

     Item 3.  Controls and Procedures ...........................................................................28

PART II       Other Information..................................................................................28

     Item 2.  Changes in Securities and Use of Proceeds..........................................................28

     Item 6.  Exhibits ..........................................................................................29

SIGNATURES ......................................................................................................31

PART I - FINANCIAL INFORMATION
  Item 1 - Financial Statements

                        EL CAPITAN PRECIOUS METALS, INC.
                         (An Exploration Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                                                          March 31,      September 30,
                                                                            2006             2005
                                                                        -------------    -------------
                               ASSETS                                   (Unaudited)
Current Assets:

     Cash                                                               $     437,863    $     131,772
     Advance to officer                                                         2,773            1,064
     Subscriptions receivable, common stock                                        --           68,000
       Prepaid expenses and other                                             146,805           12,123
     Due from affiliated company                                              153,608          351,946
     Notes and interest receivable - affiliated company                            --          133,611
                                                                        -------------    -------------
              Total Current Assets                                            741,049          698,516
                                                                        -------------    -------------

     Furniture and Equipment, at Cost                                         132,837           69,101
         Less: Accumulated depreciation                                       (13,077)          (7,790)
                                                                        -------------    -------------
                                                                              119,760           61,311
                                                                        -------------    -------------
Other Assets:
     Investment in exploration property                                       788,808          100,008
     Note receivable net of allowance for doubtful account of $12,500              --               --
        Deposits                                                               30,345           16,445
        Investment of common stock of USCA.PK                                      --               --
                                                                        -------------    -------------
                                                                        $   1,679,962    $     876,280
                                                                        =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
     Accounts payable                                                   $     199,198    $     293,950
     Accrued liabilities                                                       33,659          175,670
     Interest payable, other                                                   21,742           18,344
     Notes payable, other                                                          --          300,000
                                                                        -------------    -------------
              Total Current Liabilities                                       254,599          787,964

Long-Term Note Payable, less discount of $856,744 and
    $90,758, respectively                                                     443,256          209,242
                                                                        -------------    -------------

                     Total Liabilities                                        697,855          997,206
                                                                        -------------    -------------
Commitments, Contingencies and Subsequent Events

Stockholders' Equity (Deficit):
     Preferred stock, $0.001 par value; 5,000,000 shares authorized;
         none issued and outstanding                                               --               --
     Common stock, $0.001 par value; 100,000,000 shares authorized;
         72,908,045 and 69,408,749 issued and outstanding,
         respectively                                                          72,907           69,409
     Additional paid-in capital                                             9,061,637        5,952,072
     Deficit accumulated during the exploration stage                      (8,152,437)      (6,142,407)
                                                                        -------------    -------------
              Total Stockholders' Equity (Deficit)                            982,107         (120,926)
                                                                        -------------    -------------
                                                                        $   1,679,962    $     876,280
                                                                        =============    =============

        See accompanying notes to the consolidated financial statements.

                        EL CAPITAN PRECIOUS METALS, INC.
                         (An Exploration Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2006 AND 2005 AND
                  FROM JULY 26, 2002 (INCEPTION) MARCH 31, 2006
                                   (Unaudited)

                                              Cumulative
                                                During            Three Months Ended                    Six Months Ended
                                              Exploration               March 31,                            March 31,
                                                 Stage            2006             2005               2006                2005
                                           ---------------  ---------------    ---------------   ---------------    ---------------
REVENUES                                   $            --  $            --    $            --   $            --    $            --
                                           ---------------  ---------------    ---------------   ---------------    ---------------

GENERAL AND ADMINISTRATIVE
EXPENSES:
   Professional fees                             3,082,548          127,549            94,,524           321,899            904,472
   Officer compensation                          1,092,034           86,000             56,250           122,000            116,250
   Administration compensation                     783,875          245,000            116,500           365,000            198,238
   Management fees, related party                  320,500               --             12,000                --             36,000
   Legal and accounting                            555,221           32,470             78,400            92,731            121,908
   Other general and administrative                361,330           91,991             62,684           136,259             86,770
   Exploration                                   1,154,830          254,259            177,240           447,453            251,350
                                           ---------------  ---------------    ---------------   ---------------    ---------------
                                                 7,350,338          837,269            597,598         1,485,342          1,714,988
                                           ---------------  ---------------    ---------------   ---------------    ---------------

NET OPERATING (LOSS)                            (7,350,338)        (837,269)          (597,598)       (1,485,342)        (1,714,988)
                                           ---------------  ---------------    ---------------   ---------------    ---------------

OTHER INCOME (EXPENSE):
   Interest income                                  27,915            5,410              4,703            11,602              9,094
   Interest expense:
       Related partied                             (28,220)              --               (169)               --               (518)
       Other                                      (196,433)         (66,156)            (1,443)          (83,814)            (4,773)
   Accretion of discounts on notes payable        (252,654)        (128,582)                --          (252,654)                --
   Costs associated with options and
       warrants                                    (71,250)         (42,750)           (14,000)          (71,250)           (74,000)
   Expenses associated with debt
       issuance and conversion                    (281,457)        (113,334)           (21,635)         (128,572)           (21,635)
                                           ---------------  ---------------    ---------------   ---------------    ---------------

                                                  (802,099)        (345,412)           (32,544)         (524,688)           (91,832)
                                           ---------------  ---------------    ---------------   ---------------    ---------------

NET (LOSS)                                 $    (8,152,437) $    (1,182,681)   $      (630,142)  $    (2,010,030)   $    (1,806,820)
                                           ===============  ===============    ===============   ===============    ===============

Basic and Diluted  Net (Loss) Per
    Common Share                           $         (0.14) $         (0.02)   $         (0.01)  $         (0.03)   $         (0.03)
                                           ===============  ===============    ===============   ===============    ===============

Weighted Average Number of Common
    Shares Outstanding                          56,361,010       72,718,038         67,239,147        72,131,107         66,347,696
                                           ===============  ===============    ===============   ===============    ===============

           See accompanying notes to consolidated financial statements

                        EL CAPITAN PRECIOUS METALS, INC.
                         (An Exploration Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
           For the Period July 26, 2002 (Inception) to March 31, 2006
                                   (Unaudited)

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

Issuance of common stock to Gold
and Minerals Company, Inc. in
connection with purchase of COD property in
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

           See accompanying notes to consolidated financial statements

                        EL CAPITAN PRECIOUS METALS, INC.
                         (An Exploration Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
           For the Period July 26, 2002 (Inception) to March 31, 2006
                                   (Unaudited)

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

Common stock issued for acquisition of
  Weaver  property interest in July
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

           See accompanying notes to consolidated financial statements

                        EL CAPITAN PRECIOUS METALS, INC.
                         (An Exploration Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
           For the Period July 26, 2002 (Inception) to March 31, 2006
                                   (Unaudited)

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

           See accompanying notes to consolidated financial statements

                        EL CAPITAN PRECIOUS METALS, INC.
                         (An Exploration Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
           For the Period July 26, 2002 (Inception) to March 31, 2006
                                   (Unaudited)

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                     Additional      During The
                                                        Common Stock       Stock       Paid-In      Exploration
                                                     Shares      Amount Subscriptions  Capital         Stage           Total
                                                   ----------   -------   ------   -----------    ---------------   -----------
Common stock issued for consulting
    services for August 2005 at $0.462
    per share                                         146,270   $   146   $   --   $    67,490    $            --   $    67,636

Common stock issued for services
    At $0.41 per share                                200,000       200       --        81,800                 --        82,000

Common stock issued for consulting
    service for September 2005 at $0.418              106,461       106       --        44,394                 --        44,500

Common stock sold in private placement
    October 2005 at $0.40 per share                 1,603,333     1,603       --       639,730                 --       641,333

Common stock issued for conversion
    convertible debt at $0.40 per share               750,000       750       --       299,250                 --       300,000

Common stock issued for  services
    at $1.60 per share                                 50,000        50       --        79,950                 --        80,000

Costs associated with options issued                       --        --       --        28,500                 --        28,500

Costs associated with warrants issued
    for financial services                                 --        --       --        42,750                 --        42,750

Common stock sold by the exercise of
    options at $0.65 per share                         50,000        50       --        32,450                 --        32,500

Discounts associated with issuance of
    convertible debt with detachable
    warrants                                               --        --       --     1,018,640                 --     1,018,640

Issuance of common stock for the
    exercise of options and warrants at $0.65
    and $0.50, respectively                           110,000       110       --        63,890                 --        64,000

Common stock issued for compensation at
    $1.56 per share                                   112,181       112       --       174,888                 --       175,000

Common stock issued for conversion of
    notes payable at $1.56 per share                  274,726       275       --       428,297                 --       428,572

Common stock issued for  services
    at $1.69 per share                                 20,000        20       --        33,780                 --        33,800

Common stock issued for  services
    at $1.98 per share                                 40,000        40       --        79,160                 --        79,200

Common stock issued for cashless
    exercise of warrants                               36,325        36       --           (36)                --            --

Costs associated with stock private
    placement                                              --        --       --        (5,368)                --        (5,368)

Net(loss) for the six months ended
    March 31,2006                                          --        --       --            --         (2,010,030)   (2,010,030)
                                                   ----------   -------   ------   -----------    ---------------   -----------

Balances, March 31, 2006 (Unaudited)               72,908,045   $72,907   $   --   $ 9,061,637    $    (8,152,437)  $   982,107
                                                   ==========   =======   ======   ===========    ===============   ===========

        See accompanying notes to the consolidated financial statements.

                        EL CAPITAN PRECIOUS METALS, INC.
                         (An Exploration Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005 AND FOR
           THE PERIOD FROM JULY 26, 2002 (INCEPTION) TO MARCH 31, 2006
                                   (Unaudited)

                                                                                                       Period From
                                                                                                      July 26, 2002
                                                                                                      (Inception)
                                                                                                        Through
                                                                   Six Months Ended March 31,           March 31,
                                                                     2006              2005               2006
                                                               ---------------    ---------------    ---------------
CASH FLOW FROM OPERATING ACTIVITIES:
      Net loss                                                 $    (2,010,030)   $    (1,806,820)   $    (8,152,437)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
            Expenses associated with common stock,
               warrants and options                                    521,250            824,036          3,989,554
            Net non-cash expenses associated with affiliate              7,801                 --              7,801
            Loss on conversion of debt                                 128,572             21,635            225,207
            Amortization of discount on notes payable                  252,654                 --            292,844
            Provision for uncollectible related party note
                receivable                                                  --             50,000             62,500
            Depreciation and amortization                                5,287              3,260             13,077
      Changes in operating assets and liabilities:
          Increase in advance to officer                                (1,709)                --             (2,773)
          Increase in interest receivable                                   --             (7,378)           (13,611)
          Increase in prepaid expenses and other                      (134,682)           (51,062)          (146,805)
          Decrease (increase) in deposits                                  500             (9,445)           (15,945)
          Increase in other prepaid expense                                 --            (66,666)                --
          Increase in expense advances to affiliated company          (229,992)          (150,385)          (581,938)
          Increase (decrease) in accounts payable                      (94,752)            43,387            199,198
          Increase (decrease) in accrued liabilities                   (29,875)           124,532            145,795
          Increase in payable, related party                                --                683                 --
          Increase in interest payable, other                            3,398                 --             21,742
                                                               ---------------    ---------------    ---------------
              Net Cash Used in Operating Activities                 (1,581,578)        (1,024,223)        (3,955,791)
                                                               ---------------    ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of exploratory property interest                       (149,060)                --           (249,060)
      Issuance of notes receivable - affiliated parties                     --           (236,930)          (249,430)
      Payments received on notes receivable                                 --             66,930             66,930
      Purchase of furniture and equipment                              (63,736)           (65,966)          (132,837)
      Cash paid in connection with acquisition of
        DLM Services, Inc.                                                  --                 --            (50,000)
                                                               ---------------    ---------------    ---------------

          Net Cash Used in Investing Activities                       (212,796)          (235,966)          (614,397)
                                                               ---------------    ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from the sale of common stock                           737,833          1,312,500          2,478,356
      Proceeds from notes payable, related parties                          --                 --            219,900
      Proceeds from notes payable, other                             1,300,000            300,000          2,322,300
      Stock subscription received                                       68,000                 --            118,000
      Costs associated with stock private placement                     (5,368)           (19,363)           (24,731)
      Repayment of notes payable, related parties                           --            (34,000)           (61,900)
      Repayment of notes payable, other                                     --            (25,000)           (43,874)
                                                               ---------------    ---------------    ---------------
          Net Cash Provided by Financing Activities                  2,100,465          1,534,137          5,008,051
                                                               ---------------    ---------------    ---------------

        See accompanying notes to the consolidated financial statements.

                        EL CAPITAN PRECIOUS METALS, INC.
                         (An Exploration Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Six Months Ended March 31, 2006 and 2005 and for
           the Period from July 26, 2002 (Inception) to March 31, 2006
                                   (Unaudited)

                                                                                                   Period From
                                                                                                  July 26, 2002
                                                                                                   (Inception)
                                                                                                     Through
                                                                 Six Months Ended March 31,          March 31,
                                                                2006               2005                2006
                                                           ----------------   ----------------   ----------------
Increase in Cash                                           $        306,091   $        273,948   $        437,863

Cash, Beginning of Period                                           131,772             22,404                 --
                                                           ----------------   ----------------   ----------------

Cash, Ending of Period                                     $        437,863   $        296,352   $        437,863
                                                           ================   ================   ================

SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for interest                              $         81,915   $            950   $         84,042
                                                           ================   ================   ================

       Cash paid for income taxes                          $             --   $             --   $             --
                                                           ================   ================   ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
       Issuance of common stock to Gold and Minerals
       Company, Inc. in connection with the purchase of
       interest in assets of El Capitan, Ltd.              $             --   $             --   $              8
                                                           ================   ================   ================

       Issuance of common stock to Gold and Minerals
       Company, Inc. in connection with the purchase  of
       the COD property (Note 1)                           $             --   $             --   $          3,600
                                                           ================   ================   ================

       Issuance of common stock to Gold and Minerals
       Company, Inc. in connection with the purchase of
       the Weaver  property                                $             --   $             --   $          3,000
                                                           ================   ================   ================

       Costs associated with warrants/options issued       $         71,250   $         74,000   $        328,254
                                                           ================   ================   ================

       Stock based compensation                            $        450,000   $        750,036   $      3,494,897
                                                           ================   ================   ================

       Issuance of common stock for financing costs        $             --   $             --   $         56,250
                                                           ================   ================   ================

       Issuance of common stock for interest costs         $             --   $             --   $         62,801
                                                           ================   ================   ================

       Conversion of accounts payable to equity            $             --   $         31,381   $         31,381
                                                           ================   ================   ================

       Conversion of accrued interest to equity            $             --   $             --   $         15,971
                                                           ================   ================   ================

       Non-cash advances from affiliate                    $       (711,865)  $             --   $       (711,865)
                                                           ================   ================   ================

       Non-cash offsets to affiliate                       $        719,666   $             --   $        719,666
                                                           ================   ================   ================

       Conversion of notes payable and accrued interest
            with the issuance of common stock              $        600,000   $        169,397   $      1,195,544
                                                           ================   ================   ================

                 See accompanying notes to financial statements.

                        EL CAPITAN PRECIOUS METALS, INC.
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the Six Months Ended March 31, 2006 (Unaudited)

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

      Basis of Presentation and Going Concern - The unaudited interim financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB under the security Exchange Act of 1934.These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting or normal recurring accruals) considered for a fair presentation have been included. Operating results for the six-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended September 30, 2006.The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the fiscal year ended September 30, 2005 included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission.

      The accompanying financial statements have been prepared assuming the Company will continue as going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is an exploration stage precious metals company and since its inception has had no mining revenues and has incurred recurring losses aggregating $8,152,437 accumulated during the exploration stage. In addition, the Company does not have a revolving credit facility with any financial institution. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital, negotiating adequate financing arrangements and on achieving sufficiently profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      The Company believes its cash requirements over the next fiscal year can be funded through a combination of financing activities completed and projected subsequent to year-end and prior to cash flow generated through operations. The Company completed a private placement during the quarter ended December 31, 2005 (NOTE 11) and also completed a placement of a convertible debenture (NOTE 7). During the quarter ended March 31, 2006, the Company completed a second placement of a convertible debenture (NOTE
      7) to the same party and as provided for in the original agreement. The Company also anticipates exercising the call option on various warrants, which, if exercised, would provide the Company significant working capital to continue its exploratory programs. We continually evaluate business opportunities such as joint venture processing agreements with the objective of creating cash flow to sustain the corporation and provide a source of funds for growth. While the Company believes it will be able to finance its continuing activities, there are no assurances of success in this regard or in the Company's ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If management's plans are not successful, operations and liquidity may be adversely impacted.

      Given the Company's limiting operating history, lack of revenue, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern

NOTE 2. ACQUISITIONS AND DIVESTITURES

      Acquisition of El Capitan Property from Gold and Minerals Company, Inc. - In October 2003, the Company completed the acquisition of a 40% equity interest in El Capitan, Ltd. ("ECL"), an Arizona corporation, which prior to the transaction was wholly-owned subsidiary of Gold and Minerals Company, Inc. ("Minerals"), a Nevada corporation. Minerals is affiliated with the Company in that it is a shareholder of the Company and the Company's CEO/President is a shareholder of Minerals. Minerals is involved in the exploration, and testing of exploration properties. Consideration for the acquisition consisted of the issuance of 30,225,000 shares of the Company's common stock to Minerals (which occurred in November 2002, and which constituted a 77.5% equity ownership in the Company prior to the reverse acquisition) and $100,000 cash, of which $86,000 was paid through September 30, 2003, and $14,000 was paid in October 2003. Minerals retained the remaining 60% ownership in El Capitan, Ltd.

      The assets of ECL primarily consist of the El Capitan property (the "Property"), an inactive iron and related ore property located in New Mexico. At March 31, 2006, the Property contained four patented claims and unpatented claims on approximately 10,000 acres in the Capitan Mountains in Lincoln County, New Mexico. The Property has no proven reserves. The Company did not assume any liabilities or obligations of ECL.

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

      Pursuant to an arrangement with Minerals, ECPN is obligated to Minerals to pay $688,800 for the purchase of the patented mining claims by ECL. ECPN has offset its portion of the purchase price against existing obligations of Minerals due ECPN.

      Purchase of Mining Claims from Minerals - In August 2003, the Company acquired from Minerals certain mining claims granted by the United States Bureau of Land Management, buildings and personal property known as the COD property located near Kingman, Arizona. The COD property is an inactive underground mine consisting of thirteen mining claims as well as various outbuildings and other associated personal property. Consideration for this purchase consisted of 3,600,000 shares of the Company's common stock. Because the COD property was acquired from Minerals, the Company's controlling stockholder at the time of the transaction, the transaction was accounted for as a non-monetary exchange as Minerals had no monetary basis in the property and was recorded at no value in the consolidated financial statements.

      Sale of 80% of Mining Claims and Joint Venture - In May 2004, the Company executed a joint venture agreement (the "Joint Venture") with U.S. Canadian Minerals, Inc. ("USCA.PK"), a publicly-traded Nevada company, to explore the COD property, including the recovery of gold and silver from the tailings of the COD site. The Joint Venture is to operate under the name "CanEl" until May 2020, unless terminated earlier pursuant to the terms of the Joint Venture. Under terms of the Joint Venture Agreement, the Company was required to transfer to USCA.PK an 80% interest in the COD mine in exchange for 720,000 shares of USCA.PK common stock. Pursuant to a stock split affected by USCA.PK, the Company currently holds 2,160,000 shares of the USCA.PK common stock. On the date of the original transaction, shares of unrestricted freely trading USCA.PK common stock traded at $2.85 per share, or as adjusted for the split, at $0.95 per share. At March 31, 2006, these shares were pledged as security for the $750,000 convertible debenture note. See NOTE 7.

      The USCA.PK common stock was restricted with respect to sale until May 2005. USCA.PK's common stock is currently traded on the Pink Sheets, its most recent SEC filings have not been reviewed by a registered accounting firm, and it faced a SEC imposed temporary trading suspension in October of 2004 (which has since expired). The Company also has continuing involvement (as discussed below) related to the COD property. Based on these factors, no gain on the sale was recorded and the Company has not ascribed any value to the common stock received.

      When the USCA.PK resumes trading on the Bulletin Board, and once the Company's assessment of the common stock allows for classification of the securities as marketable securities, it intends to classify the investment as available for sale under Statement of Financial Accounting Standard
      (SFAS) No 115, Accounting for Certain Investments in Debt and Equity Securities. The Company will not record any value associated with the common stock until such time, unless it liquidates its investment earlier.

      The Joint Venture provides that the Company is to explore the COD property as it relates to the tailings and settlement pond and contribute the equipment needed for such exploration, which have not yet begun. USCA.PK agreed to contribute 90 days operating capital to provide for at least three workers, fuel, necessary equipment agreed upon by the parties, and equipment repair and maintenance and paid $12,500 in July 2004. Net profits, if any, from the operations tailings and settlement pond operations will be split equally among the Company and USCA.PK. This project has been on hold as USCA.PK has been focusing on brining current their SEC filings and to resume trading on the Bulletin Board. In November 23, 2005, our Board of Directors approved an amendment to the Joint Venture Agreement whereas the Company will contribute $50,000 for the completion of the geological field study. As consideration for this advance, the Company will be reimbursed this advance and any other incurred expenses and all net proceeds after deducting all incurred costs, are to be split equally with USCA.PK.

      Acquisition of Weaver Mining Claims - In July 2004 the Company purchased the Weaver mining claims from its then controlling stockholder, Minerals, for the consideration of 3,000,000 shares of the Company's common stock. This acquisition consists of mining claims granted by the United States Bureau of Land Management, buildings and personal property and located near Wickenberg, Arizona. The Weaver claims were acquired from the Company's controlling stockholder at the time of transaction in exchange for shares of the Company's common stock and the transaction was accounted for as a non-monetary exchange as Minerals had no monetary basis in the property and was recorded at a zero basis in the consolidated financial statements, as that was the basis of Minerals.

      Purchase Agreement for Rainbow Valley Mining Property - In July 2004 the Company signed an agreement with an individual for the acquisition of approximately 1,620 acres located in Maricopa County, Arizona. The property has been permitted and the property and was drilled and assayed in early 2005 to determine the iron ore content of the mining site. Currently it is the Company's intent to finalize and verify the test results by an outside refinery and based upon the results of this property and compared to other properties the Company is in process of testing and confirming, management will determine the final disposition of this site during the second calendar quarter of 2006.

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

      Furniture and Equipment - Furniture and equipment are stated at cost. Depreciation is calculated for financial statements using the straight-line basis over the estimated useful lives as follows:

                                    Automobile                          5 years
                                    Office furniture and equipment   3-10 years
                                    Mine equipment                      7 years

      Depreciation expense for the periods ended March 31, 2006 and 2005 was $5,287 and $3,260, respectively.

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

      At March 31, 2006, potential dilutive securities consisted of stock options representing 1,710,000 common shares were outstanding with an exercise price ranging between $0.56 and $1.99 per share and with a weighted average exercise price of $1.00. At March 31, 2006, stock warrants representing 7,795,000 common shares were outstanding with exercise prices ranging between $0.50 and $0.75 per share, with weighted average exercise price of $0.52 per share.

      At March 31, 2005, potential dilutive securities consisted of stock warrants representing 6,775,000 common shares with exercise prices ranging between $0.14 and $2.50 per share. The weighted average exercise price for outstanding warrants was $0.53.

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

      The Company recognized stock-based employee compensation aggregating $154,236 for options issued to employees during the six months ended March 31, 2006 and none was recognized for the prior comparable period in 2005.

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

                                                                    Six Months Ended March 31,
                                                                       2006          2005
                                                                   -----------    -----------
                                                                    (Unaudited)   (Unaudited)
Net loss, as reported                                              $(2,010,030)   $(1,806,820)
Add: total stock-based employee compensation expense included
     in reported net loss                                              175,000             --
Deduct - stock-based compensation expense determined under the
     fair value method, net of tax effect                             (329,236)            --
                                                                   -----------    -----------

Pro forma net loss                                                 $(2,164,266)   $(1,806,820)
                                                                   ===========    ===========

Loss per share:
     Net loss per share, as reported                               $     (0.03)   $     (0.03)
                                                                   ===========    ===========

     Net loss per share, pro forma                                 $     (0.03)   $     (0.03)
                                                                   ===========    ===========

      Impairment of Long-Lived Assets - Management assesses the carrying value of long-lived assets for impairment when circumstances indicate such amounts may not be recoverable from future operations. Generally, assets to be held and used are considered impaired if the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. At March 31, 2006, long-lived assets were recorded at no value in the consolidated financial statements.

      Exploration Property Costs - Exploration costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has capitalized $788,808 of exploration property acquisition costs as of March 31, 2006.

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

      New Accounting Pronouncements - In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This statement replaces APB opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements" and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transaction provision. When a pronouncement includes specific transaction provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Consequently, the Company will adopt the provisions of SFAS No. 154 for its fiscal year beginning October 1, 2006. Management currently believes that adoption of the provisions of SFAS No. 154 will not have a material impact on the Company's consolidated financial statements.

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

NOTE 4. INVESTMENTS IN USCA.PK

      At March 31, 2006 the Company owned 2,160,000 shares of U. S. Canadian Minerals, Inc. (USCA.PK) common stock. The market value per unrestricted share at the closing of the market on March 31, 2006 was $0.14 based on the last published sales price. As discussed in Note 2, the initial carrying value of this investment is recorded at no value in the consolidated financial statements. On October 28, 2005, the Company pledged all the shares of its USCA.PK investment as security for a secured convertible debenture note (NOTE 7).

NOTE 5. RELATED PARTY TRANSACTIONS

      Due from Affiliated Company - During the period October 2004 and through March 2006, the Company made net payments on behalf of Minerals amounting to $739,663 relating to costs incurred on the El Capitan property site. Pursuant to an agreement effective October 1, 2004 between the two companies, costs incurred at the El Capitan site are to be split in accordance with their percentage ownership interest. The Company holds a 40% equity interest in El Capitan, Ltd., and Minerals holds the remaining 60% equity interest. To secure the amounts due under the note and the cost advances made on behalf Minerals by Company, Minerals has pledged to the Company 1,000,000 free trading shares of El Capitan Precious Metals, Inc. that it owns. During the quarter ended September 30, 2005, Minerals paid $150,000 towards its obligation under the Agreement.

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

      Pursuant to an arrangement with Minerals, ECPN is obligated to Minerals to pay $688,800 for the purchase of the patented mining claims by ECL. ECPN offset its portion of the purchase price against existing obligations of Minerals due ECPN at March 31, 2006, and resulted in the Minerals owing the company $153,608.

      Employment Agreement - Terms of the current verbal employment agreement of the CEO and president is entitled to a monthly compensation of $12,000.

      Management Fees

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

      Consulting Agreements - The Company entered into a consulting agreement with an officer of Minerals relating to the El Capitan property pursuant to which the Company issued 600,000 shares of common stock to the consultant and agreed to pay a fee of $20,000 per month, which may be paid in shares of the Company's common stock at the Company's option. Through December 31, 2004, the Company has issued 2,282,222 shares in payment of $420,000 of the earned fees and the agreement expired on December 31, 2004. The Company extended the contract on a month-to-month basis through March 2005 at $10,000 per month.

NOTE 6. NOTES PAYABLE OTHER

      In January 2006, the Company converted the principal of two 12% unsecured notes payable to two stockholders to restricted common shares of the Company. The loans aggregated $300,000.

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

      On October 28, 2005, the note holder and Company agreed to roll the secured convertible debenture note principal into the private placement that the Company was completing, and pay of all accrued interest to the note holder.

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

      The intrinsic value of the beneficial conversion feature of the note was $384,320 and the portion of the proceeds allocated to the warrants issued in connection with the debt amounted to $84,320. Accordingly, $468,640 was recognized as a discount of the convertible debt and an addition to paid-in capital. At March 31, 2006, $89,173 of the discount has been amortized.

      On January 20, 2006, the Company issued a second 8 % secured convertible debenture note for $550,000 to holder of the previous convertible debenture. The note has a maturity of one and one-half years and contains a conversion feature into common stock at $0.50 per share. The note also provides for a five-year warrant for 366,667 shares of common stock at $0.60 per share and is also collateralized by the 2,160,000 shares of the U.S. Canadian Minerals Inc. shares that the Company owns.

      The intrinsic value of the beneficial conversion feature of the note was $267,857 and the portion of the proceeds allocated to the warrants issued in connection with the debt amounted to $282,143. Accordingly, $550,000 was recognized as a discount of the convertible debt and an addition to paid-in capital. At March 31, 2006, $72,723 of the discount has been amortized.

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

      On September 27, 2005, the Company entered into an Agreement with Pavlich Associates ("Pavlich") which provides for Pavlich to be the primary representative of El Capitan Precious Metals, Inc. in the sale of the El Capitan property to all viable third party mineral companies. The Agreement provides for consulting time charges, expenses and a success fee of $250,000, less the sum of the consulting time charges paid under the Agreement, for the successful sale of the property.

      See NOTE 5 for a description of the consulting agreement with a related party.

      Upon the recommendation of Clyde Smith, in February 2006, the Company engaged Earth Search Sciences, Inc. to conduct aerial hyperspectral surveys on certain of the Company's properties for a cost of approximately $40,000. Charles Mottley, the Company's CEO and a director, provides consulting services to Earth Search Sciences, Inc. and therefore abstained from the board's vote relating to the retention of Earth Search.

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

      On August 22, 2005, the Company entered into a formal Agreement with Clyde
      L. Smith, PhD. P. Eng. ("Smith") as consulting geologist to the El Capitan Property. The Agreement provides for Smith to continue acting as the Company's consulting geologist at his regular compensation rate and to receive a success fee of $250,000 for the successful sale of the Project. The Agreement was amended on October 25, 2005, to provide Smith with an option for the purchase of 150,000 shares of our common stock at $0.65 per share, the market price on the date of grant. The option was granted under provisions of the Company's 2005 Stock Incentive Plan and the option expires on October 25, 2006.

      On September 27, 2005, the Company entered into an Agreement with Palvich Associates ("Pavlich"), which provides for Pavlich to be the primary representative of ECPN in the sale of the El Capitan property to all viable third party mineral companies. The Agreement provides for consulting time charges, expenses and a success fee of $250,000, less the sum of the consulting time charges paid under the Agreement, for the successful sale of the property.

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

      On January 16, 2006, the Company issued 112,181 shares of common stock to employees at market value on the date of the transaction as compensation in an amount aggregating $175,000.

      On January 17, 2006, the Company issued 274,726 shares of restricted common stock for the conversion of two 12% notes payable aggregating a principal balance of $300,000. The Company recorded a cost of conversion on the transaction in the amount of $128,572.

      During the quarter ending March 31, 2006, the Company issued 60,000 shares of restricted common stock to two entities for consulting services in the aggregate amount of $99,000.

      During the quarter ending March 31, 2006, the Company issued 50,000 shares of restricted common stock for $25,000 to a shareholder on the exercise of a warrant at $0.50 per share.

      During the quarter ending March 31, 2006, the Company issued 60,000 shares of common stock to for $39,000 to a consultant for the exercise of options at $0.65 per share.

      On March 23, 2006, the Company issued 36,325 shares of restricted common stock in reference to two shareholder exercising cashless warrant provisions aggregating 65,000 shares.

      On March 24, 2006, the Board of Directors granted 523,000 two year options to the current employees and directors with an exercise price of $1.99 per share.

      Warrants - During the six months ended March 31, 2006, the Company issued 3,445,000 warrants. and 3,475,000 warrants were issued for the comparable period in 2005. The following table summarizes warrant activity for the six months ended March 31, 2006:

                            Warrants Outstanding          Warrants Exercisable
                            ------------------------    -------------------------
                                           Weighted                   Weighted
                            Number of       Average      Number of    Average
                             Shares      Exercise Price   Shares     Exercise Price
Balance, September 30, 2005  5,015,000    $     0.64     5,015,000    $     0.64
   Granted                   3,445,000    $     0.52     3,445,000    $     0.52
   Cancelled                  (550,000)   $    (1.25)     (550,000)     $(1,.25)
   Exercised                  (115,000)   $    (0.64)     (115,000)   $    (0.64)
                            ----------                  ----------

Balance, March 31, 2006      7,795,000    $     0.52     7,795,000    $     0.52
                            ==========    ==========    ==========    ==========

      Options Granted During Six Months Ending March 31, 2006 - Effective October 25, 2005, the Board of Directors approved an amendment expanding the duties of Dr. Clyde Smith and granted him a twelve month option to purchase 150,000 shares of common stock of the Company at an exercise price of $0.65 per share. On March 24, 2006, the Board of Directors granted 523,000 two year options to the current employees and directors with an exercise price of $1.99 per share.

      The following table summarizes the option activity for the six months ended March 31, 2006:

                                 Options Outstanding                Options Exercisable
                                                 Weighted                          Weighted
                                Number of         Average        Number of           Average
                                 Shares        Exercise Price     Shares         Exercise Price
                              -------------    -------------    -------------    -------------
Balance, September 30, 2005       1,150,000    $        0.56          575,000    $        0.56
   Granted                          673,000    $        1.69          150,000    $        0.65
   Exercised                       (110,000)   $       (0.65)        (110,000)   $       (0.65)
   Expired                               --    $          --               --    $          --
                              -------------                     -------------

Balance March 31, 2006            1,713,000    $        1.00          615,000    $        0.57

NOTE 12. SUBSEQUENT EVENTS

      On March 3, the Company issued 136,364 restricted common shares to an accredited investor pursuant to a private placement of securities under
      Section 4(2) and Rule 506 promulgated under the Securities Act, in an aggregate amount of $300,000 (the Offering). The Offering also provided with each share of common stock a three-year warrant to purchase one share of common stock at an exercise price of $2.20 per share. The warrants are callable under certain circumstances.

Item 2 - Management's Discussion and Analysis and Plan of Operation

THIS FORM 10-QSB MAY CONTAIN CERTAIN "FORWARD-LOOKING" STATEMENTS AS SUCH TERM IS DEFINED BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE REGISTRANT'S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE REGISTRANT'S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY", "WILL", "EXPECT", "BELIEVE", "ANTICIPATE", "INTENT", "COULD", "ESTIMATE", "MIGHT", "PLAN", "PREDICT" OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE REGISTRANT'S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO ACQUISITIONS, GOVERNMENTAL REGULATION, MANAGING AND MAINTAINING GROWTH, THE OPERATIONS OF THE COMPANY AND ITS SUBSIDIARIES, VOLATILITY OF STOCK PRICE AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER REGISTRANT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY DOES NOT INTEND TO UNDERTAKE TO UPDATE THE INFORMATION IN THIS FORM 10-QSB IF ANY FORWARD-LOOKING STATEMENT LATER TURNS OUT TO BE INACCURATE. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION PRESENTED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED SEPTEMBER 30, 2005.

RESULTS OF OPERATIONS

Operating Results for the Three Months Ended March 31, 2006 and 2005

Revenues - We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until late in the third calendar quarter of 2006. There is no guaranty that we will achieve proven viable precious metals at our various mine site locations.

Expenses and Net Loss - Our expenses increased by $552,539, from $630,142 for the three months ended March 31, 2005 to $1,182,681 for the three months ended March 31, 2006. The increase is primarily attributable to increased home office compensation approximating $158,000 occurring from stock bonuses to employees; increased exploration costs at the El Capitan property of $77,000; increased interest expense and accretion of discounts on notes payable aggregating $194,780 and an increase in costs associated with the issuance of options, warrants and conversion of debt aggregating $156,000.

The Company's total net loss for the three months ended March 31, 2006 increased $552,539 to $1,182,681 as compared to a net loss of $630,142 incurred for the comparable three month period ended March 31, 2005. The increased loss for the current period is attributable to the aforementioned increased expenses.

Operating Results for the Six Months Ended March 31, 2006 and 2005

Revenues - We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until late in the third calendar quarter of 2006. There is no guaranty that we will achieve proven viable precious metals at any of our various property site locations.

Expenses and Net Loss - Our expenses increased by $203,210, from $1,806,820 for the six months ended March 31, 2005 to $2,010,030 for the six months ended March 31, 2006. The increase is primarily attributable to increased home office compensation approximating $161,000 occurring from stock bonuses to employees; increased other general and administrative of $50,000; increased exploration costs at the El Capitan property of $196,000; increased interest expense and accretion of discounts on notes payable aggregating $336,500 and an increase in costs associated with the issuance of options and conversion of debt aggregating $104,000. These increases were offset by decreases in professional fees approximating $597,000; management fees to a related party of $36,000 and legal and accounting fees of $29,000.

The Company's total net loss for the six months ended March 31, 2006 increased $203,210 to $2,010,030 as compared to a net loss of $1,806,820 incurred for the comparable six month period ended March 31, 2005. The increased loss for the current period is attributable to the aforementioned net increase in expenses

PLAN OF OPERATION

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

We currently intend to continue to prove up our various mining properties and finalize the formal report on the El Capitan property site with the intent to formalize and implement the marketing plan to sell this site. We also intend to finalize the proprietary process the Company has been working on for extraction of precious metal from various potential other property interest.

Liquidity.- As of March 31, 2006, we had $437,863 of cash on hand. We will be required to raise additional capital in financing transactions in order to satisfy our expected cash expenditures. The Company also contemplates the exercise of the call options on various warrants, which if exercised, would provide the Company significant working capital to continue its exploratory programs. We continually evaluate business opportunities such as joint venture processing agreements with the objective of creating cash flow to sustain the corporation and provide a source of funds for growth. While the Company believes it will be able to finance its continuing activities, there are no assurances of success in this regard or in the Company's ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If management's plans are not successful, operations and liquidity may be adversely impacted. In the event that we are unable to obtain additional capital, we may be forced to reduce our operating expenditures or to cease development and operations altogether.

On March 3, the Company issued 136,364 restricted common shares to an accredited investor pursuant to a private placement of securities under Section 4(2) and Rule 506 promulgated under the Securities Act, in an aggregate amount of $300,000 (the Offering). The Offering also provided with each share of common stock a three-year warrant to purchase one share of common stock at an exercise price of $2.20 per share. The warrants are callable under certain circumstances

Factors Affecting Future Operating Results - The Company has generated no revenues, other than interest income, since its inception. As a result, we have only a limited operating history upon which to evaluate our future potential performance. The Company's potential must be considered by evaluation of all risks and difficulties encountered by new companies which have not yet established their business operations. For an evaluation of various risks, see the section entitled "RISK FACTORS" below.

The price of gold has experienced an increase in value over the past three years. Any significant drop in the price of gold, other precious metals may have a materially adverse affect on the future results of the Company's operations unless the Company is able to offset such a price drop by substantially increased precious metals findings on its properties.

The Company has no proven or probable reserves and has no ability to currently measure or prove its reserves other then relying on information produced by the government in the 1940's on its El Capitan mine site in New Mexico. We are currently having significant geological work performed at this site and having an economically feasible precious metals recovery process developed by an outside metallurgical firm for the ore at this site.

Off-Balance Sheet Arrangements - During the three months ended March 31, 2006, the Company did not engage in any off-balance sheet arrangements as defined in
Item 303(c) of the SEC's Regulation S-B.

Critical Accounting Policies. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. NOTE 3, "Significant Accounting Policies" in the Notes to the Consolidated Financial Statements in our Form 10-KSB and Form 10-QSB describes our significant accounting policies which are reviewed by management on a regular basis.

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

RISK FACTORS

RISKS RELATING TO OUR COMMON STOCK

The limited trading of our Common Stock may make it difficult to sell shares of our Common Stock.

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

Because our Common Stock is a "penny stock," it may be difficult to sell shares of our Common Stock at times and prices that are acceptable.

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

Future sales of a substantial number of shares of our Common Stock in the public market could adversely affect the market price for our Common Stock and make it more difficult for shareholders to sell our Common Stock at times and prices that they believe are appropriate. As of May 11, 2006, we had issued and outstanding 73,084,409 shares of Common Stock, warrants to purchase up to an aggregate amount of 7,795,000 shares of Common Stock, a convertible securities convertible into an aggregate amount of 2,600,000 shares of Common Stock and 1,684,770 shares issuable upon the exercise of outstanding options.

RISKS RELATING TO OUR FINANCIAL CONDITION

The volatility of precious metal prices may affect our earnings.

We anticipate that a significant portion of our future revenues will come from the sale of one or more of our properties. In such an event, our earnings will be directly affected by the prices of precious metals believed to be located on such properties. Demand for precious metals can be influenced by economic conditions, including worldwide production, attractiveness as an investment vehicle, the relative strength of the U.S. dollar and local investment currencies, interest rates, exchange rates, inflation and political stability. The aggregate effect of these factors is not within our control and is impossible to predict with accuracy. The price of precious metals has on occasion been subject to very rapid short-term changes due to speculative activities. Fluctuations in precious metal prices may adversely affect the value of any discoveries made at the sites with which we are involved. If the market prices for these precious metals falls below the mining and development costs we incur to produce such precious metals, we will experience losses and may have to discontinue operations at one or more of our properties.

Unless we develop or are able to sell one or more of our properties, we will not have enough cash to fund operations through the next fiscal year.

As of March 31, 2006, we had $437,863 of cash on hand. We will be required to raise additional capital in financing transactions in order to satisfy our expected cash expenditures. Based on our current monthly utilization of working capital, we have sufficient cash to fund operations through approximately June 2006. In the event that we are unable to obtain additional capital, we may be forced to reduce our operating expenditures or to cease development and operations altogether.

As of the end of our current quarter ending March 31, 2006, we have not had revenue-generating operations, and may never generate revenues.

We have not yet had revenue-generating operations, and it is possible that we will not find marketable amounts of minerals on our properties or that any of our properties will ever be sold. Should we fail to obtain revenues, our ability to continue to explore our properties or obtain any additional properties will likely be diminished and we may be required to sell one or more of our properties at a purchase price we do not believe to be reasonable.

Our independent auditors have reported that conditions exist that raise substantial doubt about our ability to continue as a going concern. We have had net losses for each of the years ended September 30, 2005 and September 30, 2004, and we have an accumulated deficit as of March 31, 2006 of $8,088,505. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we may not generate significant revenues in the foreseeable future, our ability to continue as a going concern may depend, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

RISKS RELATING TO OUR BUSINESS

Until we locate precious metals on one or more of our properties, we may not have any potential of generating revenues.

Our ability to sell any of our properties depends on the success of our exploration program. Mineral exploration for precious metals is highly speculative, and is often unsuccessful. Even if exploration leads to a valuable deposit, it might take several years to enter into an agreement for the sale of a property. During that time, it might be financially or economically unfeasible to develop the property.

Our inability to establish the existence of mineral resources in commercially exploitable quantities on any of our properties may cause our business to fail.

All of our mineral properties are in the exploration stage. To date, we have not established a mineral reserve on any of these properties, and the probability of establishing a "reserve," as defined by the Securities and Exchange Commission's Industry Guide 7, is not ascertainable; it is possible that none of our properties contain a reserve and all resources we spend on exploration of our properties may be lost. In the event we are unable to establish our reserves or are otherwise able to sell any of our own properties, we will be unable to establish revenues and our business may fail.

Uncertainty of mineralization estimates may diminish our ability to properly value our properties.

The Company relies on estimates of the content of mineral deposits on its properties, which are inherently imprecise and depend to some extent on statistical inferences drawn from limited drilling. These estimates may prove unreliable. Further, the Company may utilize different testing and assaying methods, some of which may be experimental or uncommon, because of the nature of the sample material, and the results from such testing and assaying methods may be varied and inconsistent or prove to be unreliable. This testing may result in imprecise testing and assaying results, preventing us from accurately valuing our properties and ultimately affecting whether we can obtain an appropriate price for any of our properties in the event we sell any of such properties.

Any inability to retain key personnel may negatively affect our business.

We are highly dependent upon the abilities and experience of our officers. We may not be able to retain these individuals in the future, and the loss of one or more of these individuals could have a material effect or our operations. The strong competition within the mining industry makes the recruitment and retention of employees knowledgeable of the mining industry difficult and crucial to success.

Our inability to obtain additional financing would diminish our ability to fund our current exploration projects or acquire interests in other properties.

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

The nature of mineral exploration is inherently risky, and we may not ever discover marketable amounts of precious metals.

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

Extensive government regulation and environmental risks may require us to discontinue operations.

Our business is subject to extensive federal, state and local laws and regulations governing exploration, development, production, labor standards, occupational health, waste disposal, use of toxic substances, environmental regulations, mine safety and other matters. Additionally, new legislation and regulations may be adopted at any time that affect our business. Compliance with these changing laws and regulations could require increased capital and operating expenditures and could prevent or delay our ability to explore and ultimately sell one or more of our properties.

Mineral exploration is extremely competitive, and we may not have adequate resources to successfully compete.

There is a limited supply of desirable mineral properties available for claim staking, lease or other acquisition in the areas where we contemplate participating in exploration activities. We compete with numerous other companies and individuals, including competitors with greater financial, technical and other resources than we possess, and are thus in a better position to search for and the acquire attractive mineral properties. Additionally, due to our limited financial and other resources, we do not anticipate developing or producing any of our properties, but rather only exploration of our properties with the intent to sell any property on which exploration proves successful. Accordingly, our ability to acquire properties in the future will depend not only on our ability to explore and sell our present properties, but also on our ability to select and acquire suitable producing properties or prospects for future exploration. We may not be able to compete successfully with our competitors in acquiring such properties or prospects.

Title to any of our properties may prove defective, possibly resulting in a complete loss of our rights to such properties.

A material portion of our holdings includes unpatented mining claims. The validity of unpatented claims is often uncertain and may be contested. These claims are located on federal land or involve mineral rights that are subject to the claims procedures established by the General Mining Law of 1872, as amended. We are required make certain filings with the county in which the land or mineral is situated and annually with the Bureau of Land Management and pay an annual holding fee of $125 per claim. If we fail to make the annual holding payment or make the required filings, our mining claim would become invalid. In accordance with the mining industry practice, generally a company will not obtain title opinions until its determined to sell a property. Also no title insurance is available for mining. Accordingly, it is possible that title to some of our undeveloped properties may be defective and in that event we do not have good title to our properties, we would be forced to curtail or cease our business exploratory programs on the property site.

Item 3 - Controls and Procedures

Based on their evaluation as of March 31, 2006, the Company's Chief Executive Officer and Chief Financial Officer, with the participation of management, have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed is included in the reports that it files under the Securities and Exchange Act of 1934 is timely recorded, processed, summerized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

During the quarter ended March 31, 2006, there were no changes in the Company's internal controls over financial reporting or any other areas that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting.

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

      On October 28, 2005, issued an 8% secured convertible debenture note for $750,000 to an investment company. The note has a maturity of one and half years and contains a conversion feature into common stock at $0.50 per share. The Company also issued in connection with the transaction a five-year warrant for 500,000 shares of common stock at $0.60 per share and issued an individual a three-year warrant for 225,000 shares of common stock at $0.60 per share as a finder's fee.

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

      On January 16, 2006, the Company issued 112,181 shares of common stock to employees as compensation at market value on the date of the transaction in an amount aggregating $175,000.

      On January 17, 2006, the Company issued 274,726 shares of restricted common stock for the conversion of two 12% notes payable aggregating a principal balance of $300,000. The Company recorded a cost of conversion on the transaction in the amount of $128,572.

      During the quarter ending March 31, 2006, the Company issued 60,000 shares of restricted common stock to two entities for consulting services in the aggregate amount of $$99,000.

      During the quarter ending March 31, 2006, the Company issued 50,000 shares of restricted common stock to for $25,000 to a shareholder on the exercise of a warrant at $0.50 per share.

      During the quarter ending March 31, 2006, the Company issued 60,000 shares of common stock to for $39,000 to a consultant for the exercise of options at $0.65 per share.

      On March 23, 2006, the Company issued 36,325 shares of restricted common stock in reference to two shareholder exercising cashless warrant provisions aggregating 65,000 shares.

      On March 24, 2006, the Board of Directors granted 523,000 two year options to the current employees and directors with an exercise price of $1.99 per share.

Item 6. Exhibits and Reports on Form 8-K

            (a)   Exhibits

            3.1 Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB dated September 30, 2004).

            3.2 By laws of El Capitan Precious Metals, Inc., as amended (incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-3 filed on January 30, 2006).

            3.3 Amendment to Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB dated March 31, 2005)

            4.1 Note of El Capitan Precious Metals, Inc. in favor of Whitebox Intermarket Partners, L.P. dated October 28, 2005 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 3, 2005).

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

Dated:  May 22, 2006                 EL CAPITAN PRECIOUS METALS, INC.


                                     By:   /s/ Charles C. Mottley
                                           -------------------------------------
                                           Charles C. Mottley
                                           President, Chief Executive Officer
                                           and Director


Dated:  May 22, 2006                 By:   /s/ Stephen J. Antol
                                           -------------------------------------
                                           Stephen J. Antol
                                           Chief Financial Officer and Treasurer