Form 10QSB
period 2006-06-30
EL CAPITAN PRECIOUS METALS INC
filed 2006-08-21
CIK 1135202

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Quarterly Period Ended June 30, 2006

[_]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT
         For the transition period from ____________ to ____________.

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

                                  480-607-7093
                           (Issuer's Telephone Number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]


Indicate by check mark whether the registrant is a shell company (as referred in Rule 12b-2 of the Exchange Act). YES [_] NO [X]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 73,134,409 shares of common stock, par value $0.001, issued and outstanding as of August 11, 2006.

Transitional Small Business Disclosure Format (Check one):  YES [_]  NO [X]

                        El Capitan Precious Metals, Inc.
                                   Form 10-QSB
                           Quarter Ended June 30, 2006

                                Table of Contents

                                                                                               Page
                                                                                               ----

PART I    Financial Information...................................................................1

  Item 1. Financial Statements....................................................................1
          Consolidated Balance Sheets as of June 30, 2006 (Unaudited)
              and September 30, 2005 (Restated)...................................................1
          Consolidated Statements of Operations for the three months and nine months ended
              June 30, 2006 and 2005 (Unaudited) and from July 26, 2002 (Inception)
              to June 30, 2006 (Unaudited)........................................................2
          Consolidated Statements of Stockholders' Equity (Deficit) from July 26, 2002
              (Inception) to June 30, 2006 (Unaudited)............................................3
          Consolidated Statements of Cash Flows for the nine months ended
              June 30, 2006 and 2005 (Unaudited) and from July 26, 2002 (Inception)
              to June 30, 2006 (Unaudited)........................................................7
          Notes to the Consolidated Financial Statements
              (Unaudited).........................................................................9

  Item 2. Management's Discussion and Analysis and Plan of Operations............................21

  Item 3. Controls and Procedures ...............................................................28

PART II   Other Information......................................................................29

  Item 2. Changes in Securities..................................................................29

  Item 6. Exhibits ..............................................................................29

SIGNATURES.......................................................................................29

CERTIFICATIONS...................................................................................30

PART I - FINANCIAL INFORMATION
  Item 1 - Financial Statements

                        EL CAPITAN PRECIOUS METALS, INC.
                         (An Exploration Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                                                              June 30,     September 30,
                                                                                2006            2005
                                                                                ----            ----
                                                                             (Unaudited)     (Restated)
                                  ASSETS
CURRENT ASSETS:

     Cash                                                                  $      64,378   $     131,772
     Advance to officer                                                               --           1,064
     Subscriptions receivable, common stock                                           --          68,000
     Prepaid expenses and other                                                  137,024          12,123
     Due from affiliated company                                                 321,912         351,946
     Notes and interest receivable - affiliated company                               --         133,611
                                                                           -------------   -------------
              Total Current Assets                                               523,314         698,516
                                                                           -------------   -------------

FURNITURE AND EQUIPMENT, AT COST                                                 142,964          69,101
    Less: Accumulated depreciation                                               (19,312)         (7,790)
                                                                           -------------   -------------
                                                                                 123,652          61,311
                                                                           -------------   -------------
OTHER ASSETS:
     Investment in exploration property                                          788,808         100,008
     Note receivable net of allowance for doubtful account of $12,500                 --              --
     Deposits                                                                     30,845          16,445
     Investment of common stock of USCA.PK                                       172,800         432,000
                                                                           -------------   -------------
                                                                           $   1,639,419   $   1,308,280
                                                                           =============   =============
     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
     Accounts payable                                                      $     287,564   $     293,950
     Accrued liabilities                                                          47,801         175,670
     Interest payable, other                                                      21,742          18,344
     Note payable, less discount of $313,692                                     436,308              --
     Notes payable, other                                                             --         300,000
                                                                           -------------   -------------
              Total Current Liabilities                                          793,415         787,964

LONG-TERM NOTE PAYABLE, less discount of $397,858 and
     $90,758, respectively                                                       152,142         209,242
DEFERRED GAIN                                                                    172,800         432,000
                                                                           -------------   -------------
              Total Liabilities                                                1,118,357       1,429,206
                                                                           -------------   -------------
COMMITMENTS, CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $0.001 par value; 5,000,000 shares authorized; none
         issued and outstanding                                                       --              --
     Common stock, $0.001 par value; 300,000,000 shares authorized;
         73,134,409 and 69,408,749 issued and outstanding, respectively           73,134          69,409
     Additional paid-in capital                                                9,415,410       5,952,072
     Deficit accumulated during the exploration stage                         (8,967,482)     (6,142,407)
                                                                           -------------   -------------
              Total Stockholders' Equity (Deficit)                               521,062        (120,926)
                                                                           -------------   -------------
                                                                           $   1,639,419   $   1,308,280
                                                                           =============   =============

          See accompanying notes to consolidated financial statements.

                        EL CAPITAN PRECIOUS METALS, INC.
                         (An Exploration Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         For The Three and Nine Months Ended June 30, 2006 and 2005 and
                 From July 26, 2002 (Inception) to June 30, 2006
                                   (Unaudited)

                                             Cumulative
                                               During           Three Months Ended             Nine Months Ended
                                             Exploration             June 30,                      June 30,
                                                Stage          2006           2005           2006           2005
                                                -----          ----           ----           ----           ----

REVENUES                                    $         --   $         --   $         --   $         --   $         --
                                            ------------   ------------   ------------   ------------   ------------

GENERAL AND ADMINISTRATIVE
EXPENSES:
   Professional fees                           3,116,860         34,312         76,834        356,211        981,306
   Officer compensation                        1,128,034         36,000         28,750        158,000        145,000
   Administration compensation                   903,875        120,000        100,001        485,000        298,239
   Management fees, related party                320,500             --             --             --         36,000
   Legal and accounting                          626,274         71,053         35,687        163,784        157,595
   Other general and administrative              413,466         52,136        101,686        188,395        188,456
   Exploration                                 1,398,598        243,768        230,421        691,221        481,771
                                            ------------   ------------   ------------   ------------   ------------
                                               7,907,607        557,269        573,379      2,042,611      2,288,367
                                            ------------   ------------   ------------   ------------   ------------

OPERATING (LOSS)                              (7,907,607)      (557,269)      (573,379)    (2,042,611)    (2,288,367)
                                            ------------   ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSE):
   Interest income                                30,456          2,541          3,600         14,143         12,694
   Interest expense:
       Related partied                           (28,220)            --           (408)            --           (926)
       Other                                    (261,732)       (65,299)       (18,751)      (149,113)       (23,524)
   Accretion of discounts on notes payable      (397,848)      (145,194)            --       (397,848)            --
   Costs associated with options and
       warrants                                  (71,250)            --             --        (71,250)       (74,000)
   Expenses associated with debt
       issuance and conversion                  (331,281)       (49,824)            --       (178,396)       (21,635)
                                            ------------   ------------   ------------   ------------   ------------

                                              (1,059,875       (257,776)       (15,559)      (782,464)      (107,391)
                                            ------------   ------------   ------------   ------------   ------------

NET (LOSS)                                  $ (8,967,482)  $   (815,045)  $   (588,938)  $ (2,825,075)  $ (2,395,758)
                                            ============   ============   ============   ============   ============

Basic and Diluted  Net (Loss) Per
   Common Share                             $      (0.16)  $      (0.01)  $      (0.01)  $      (0.04)  $      (0.04)
                                            ============   ============   ============   ============   ============

Basic and Diluted Weighted Average
    Number of Common Shares Outstanding       57,483,138     73,070,873     67,735,511     72,445,608     66,810,301
                                            ============   ============   ============   ============   ============

           See accompanying notes to consolidated financial statements

                        EL CAPITAN PRECIOUS METALS, INC.
                         (An Exploration Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) For The Period July 26, 2002 (Inception) to June 30, 2006
                                   (Unaudited)

                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                    Additional     During The
                                              Common Stock             Stock         Paid-In      Exploration
                                          Shares        Amount     Subscriptions     Capital          Stage          Total
                                       ------------  ------------  -------------   ------------   ------------   ------------
Initial issuance of common stock in
  September 2002, $0.00 per share         3,315,000  $      3,315  $          --   $     (3,306)  $         --   $          9

Net loss, period ended                           --            --             --             --        (21,577)       (21,577)
                                       ------------  ------------  -------------   ------------   ------------   ------------

Balances at September 30, 2002            3,315,000         3,315             --         (3,306)       (21,577)       (21,568)

Issuance of common stock to Gold
  and Minerals Company, Inc. in
  connection with purchase of
  interest assets of El Capitan,
  Ltd. In 2002, $0.00 per share          30,225,000        30,225             --        (30,217)            --              8

Issuance of common stock for cash
  in November 2002, $0.00 per share       5,460,000         5,460             --         (5,446)            --             14
                                       ------------  ------------  -------------   ------------   ------------   ------------

                                         39,000,000        39,000             --        (38,969)       (21,577)       (21,546)
Acquisition of DML Services, Inc.
  on March 17, 2003                       6,720,000         6,720             --        (56,720)            --        (50,000)

Common stock issued in connection
  with notes payable in March 2003,
  $0.03 per share                           525,000           525             --         16,975             --         17,500

Common stock and warrants issued
  for services in March 2003, $1.26
  per share                                 150,000           150             --        188,850             --        189,000

Common stock issued under executive
  compensation agreement in March
  2003, $0.45 per share                   1,057,140         1,057             --        478,943             --        480,000

Issuance of common stock to Gold
  and Minerals Company, Inc. in
  connection with purchase of COD
  property in August 2003, $0.00
  per share                               3,600,000         3,600             --         (3,600)            --             --

Common stock issued under
  management agreement in August
  2003, $0.35 per share                   1,057,140         1,058             --        368,942             --        370,000

Net loss, year ended September 30,
  2003                                           --            --             --             --     (1,561,669)     (1,561,66
                                       ------------  ------------  -------------   ------------   ------------   ------------

Balances at September 30, 2003           52,109,280  $     52,110  $          --   $    954,421   $ (1,583,246)  $   (576,715)

                        EL CAPITAN PRECIOUS METALS, INC.
                         (An Exploration Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) For The Period July 26, 2002 (Inception) to June 30, 2006
                                   (Unaudited)

                                                                                                     Deficit
                                                                                                    Accumulated
                                                                                      Additional    During The
                                                 Common Stock             Stock         Paid-In     Exploration
                                             Shares        Amount     Subscriptions     Capital        Stage          Total
                                          ------------  ------------  -------------  ------------   ------------   ------------
Cost associated with warrants issued                --  $         --  $          --  $    108,000   $         --   $    108,000

Common stock issued under executive
  compensation agreement in May 2004,
  $0.13 per share                            1,350,000         1,350             --       178,650             --        180,000

Common stock issued under management
  agreement in May 2004, $0.13 per share     1,350,000         1,350             --       178,650             --        180,000

Common stock issued for services in June
  2004, $0.20 per share                        836,760           837             --       163,728             --        164,565

Common stock issued in connection with
  notes payable in June 2004, $0.25
  per share                                    225,000           225             --        56,025             --         56,250

Common stock issued under executive
  compensation agreement in July 2004
  $0.14 per share                              285,714           286             --        39,714             --         40,000

Common stock issued under
  management agreement in July 2004,
  $0.14 per share                              285,714           285             --        39,715             --         40,000

Common stock issued for acquisition of
  Weaver  property interest in July
  2004, $0.00 per share                      3,000,000         3,000             --        (3,000)            --             --

Common stock issued for services in
  July 2004, $0.15 per share                   703,740           704             --       105,128             --        105,832

Common stock issued for retirement of
  a note payable and accrued interest in
  July 2004, $0.13 per share                 1,343,154         1,343             --       177,744             --        179,087

Common stock issued under executive
  compensation agreement in August 2004
  $0.14 per share                              142,857           143             --        19,857             --         20,000

Common stock issued under
  management agreement in August
  2004, $0.14 per share                        142,857           143             --        19,857             --         20,000

Common stock issued for services in
  August 2004, $0.20 per share                  50,000            50             --         9,950             --         10,000

Common stock issued under executive
  compensation agreement in September
  2004, $0.43 per share                         46,511            46             --        19,954             --         20,000

Common stock issued under
  management agreement in September
  2004, $0.43 per share                         46,511            47             --        19,953             --         20,000

Common stock issued for retirement of
  notes payable and accrued interest
  in September 2004, $0.35 per share           751,518           751             --       262,280             --        263,031

Beneficial Conversion feature of Notes
  payable                                           --            --             --        75,000             --         75,000

Stock subscriptions                                 --            --         50,000            --             --         50,000

Net loss, year ended September 30, 2004             --            --             --            --     (1,314,320)    (1,314,320)
                                          ------------  ------------  -------------  ------------   ------------   ------------

Balances at September 30, 2004              62,669,616  $     62,670  $      50,000  $  2,425,626   $ (2,897,566)  $   (359,270)

                        EL CAPITAN PRECIOUS METALS, INC.
                         (An Exploration Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
           For The Period July 26, 2002 (Inception) to June 30, 2006
                                  (Unaudited)

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                       Additional     During The
                                                   Common Stock           Stock         Paid-In      Exploration
                                               Shares       Amount    Subscriptions     Capital         Stage          Total
                                            ------------  ----------  -------------   ------------   ------------   ------------

Subscribed stock issued                          200,000  $      200  $     (50,000)  $     49,800   $         --   $         --

Common stock issued in settlement of
  accounts payable in October 2004, at
  $0.82 per share                                 20,000          20             --         16,361             --         16,381

Common stock issued for professional
  in October 2004, at $0.66 per share            106,500         106             --         70,029             --         70,135

Common stock issued for consulting
  agreement in November
  2004, $0.60 per share                        1,536,859       1,537             --        920,578             --        922,115

Common stock sold in private placement
  in November 2004 at $0.50 per share          2,110,000       2,110             --      1,052,890             --      1,055,000

Common stock issued in settlement of
  Accounts payable in November 2004
  at $0.60 per share                              25,000          25             --         14,975             --         15,000


Common stock sold in private placement
  In December 2004 at $0.50 per share              50,00          50             --         24,950             --         25,000

Costs associated with warrants issued                 --          --             --        135,000             --        135,000

Costs associated with stock private
  placement                                           --          --             --        (19,363)            --        (19,363)

Common stock sold in private placement
  in January 2005 at $0.50 per share             265,000         265             --        132,235             --        132,500

Common stock issued for retirement of
  notes payable and accrued interest in
  February 2004 at $0.40 per share               432,701         433             --        172,647             --        173,080

Common stock sold in private placement
  in March 2005 at $0.50 per share               200,000         200             --         99,800             --        100,000

Beneficial conversion of notes payable                --          --             --         21,635             --         21,635

Costs associated with warrants issued                 --          --             --         14,000             --         14,000

Discounts associated with issuance of
  convertible debt with detachable
  warrants                                            --          --             --        113,448             --        113,448

Common stock sold in private placement
  May -June 2005 at $0.40 per share              880,000         880             --        351,120             --        352,000

Common stock sold in private placement
  In July 2005 at $0.40 per share                360,000         360             --        143,640             --        144,000

Common stock issued for consulting
services In August 2005 at $0.57 per share         8,772           9             --          4,991             --          5,000

Common stock issued for unpaid
  consulting through July 2005
  at $0.38 per share                             544,291         544             --        207,706             --        208,250

Share rounding on affiliate share
  distribution to its shareholders                    10          --             --              4             --              4

Net loss, year ended September 30, 2005               --          --             --             --     (3,244,841)    (3,244,841)
                                            ------------  ----------  -------------   ------------   ------------   ------------

Balances at September 30, 2005                69,408,749  $   69,409  $          --   $  5,952,072   $ (6,142,407)  $   (120,926)

                        EL CAPITAN PRECIOUS METALS, INC.
                         (An Exploration Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) For The Period July 26, 2002 (Inception) to June 30, 2006
                                   (Unaudited)

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                       Additional    During The
                                                   Common Stock           Stock         Paid-In      Exploration
                                               Shares       Amount    Subscriptions     Capital         Stage           Total
                                            ------------  ----------  -------------   ------------   ------------   ------------

Common stock issued for consulting
  servicesfor August 2005 at $0.462
  per share                                      146,270  $      146  $          --   $     67,490   $         --   $     67,636

Common stock issued for services
  At $0.41 per share                             200,000         200             --         81,800             --         82,000

Common stock issued for consulting
  service for September 2005 at $0.418           106,461         106             --         44,394             --         44,500

Common stock sold in private placement
  October 2005 at $0.40 per share              1,603,333       1,603             --        639,730             --        641,333

Common stock issued for conversion
  convertible debt at $0.40 per share            750,000         750             --        299,250             --        300,000

Common stock issued for services
  at $1.60 per share                              50,000          50             --         79,950             --         80,000

Costs associated with options issued                  --          --             --         28,500             --         28,500

Costs associated with warrants issued for
  financial services                                  --          --             --         42,750             --         42,750

Common stock sold by the exercise of
  options at $0.65 per share                      50,000          50             --         32,450             --         32,500

Discounts associated with issuance of
  convertible debt with detachable
  warrants                                            --          --             --      1,018,640             --      1,018,640

Issuance of common stock for the exercise
  of options and warrants at $0.65 and
  $0.50, respectively                            110,000         110             --         63,890             --         64,000

Common stock issued for compensation at
  $1.56 per share                                112,181         112             --        174,888             --        175,000

Common stock issued for conversion of
  notes payable at $1.56 per share               274,726         275             --        428,297             --        428,572

Common stock issued for services
  at $1.69 per share                              20,000          20             --         33,780             --         33,800

Common stock issued for services
  at $1.98 per share                              40,000          40             --         79,160             --         79,200

Common stock issued for cashless exercise
  of warrants                                     36,325          36             --            (36)            --             --

Costs associated with stock private
  placement                                           --          --             --         (5,368)            --         (5,368)

Common stock sold in private placement
  April 2006 at $2.20 per share                  136,364         137             --        299,863             --        300,000

Common stock sold by the exercise of
  options at $0.65 and $0.56 per share            90,000          90             --         53,910             --         54,000

Net loss for nine months ended June 30,
  2006                                                --          --             --             --     (2,825,075)    (2,825,075)
                                            ------------  ----------  -------------   ------------   ------------   ------------

Balances, June 30, 2006 (Unaudited)           73,134,409  $   73,134  $          --   $  9,415,410   ($ 8,967,482)    $  521,062
                                            ============  ==========  =============   ============   ============   ============

          See accompanying notes to consolidated financial statements.

                        EL CAPITAN PRECIOUS METALS, INC.
                         (An Exploration Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            For The Nine Months Ended June 30, 2006 and 2005 and For
              The Period July 26, 2002 (Inception) to June 30, 2006
                                   (Unaudited)

                                                                                              Period From
                                                                                             July 26, 2002
                                                                                              (Inception)
                                                                                                Through
                                                                Nine Months Ended June,         June 30,
                                                                  2006           2005             2006
                                                              ------------   ------------   --------------
CASH FLOW FROM OPERATING ACTIVITIES:
      Net loss                                                $ (2,825,075)  $( 2,395,758)   $ ( 8,967,482)

      Adjustments to reconcile net loss to net cash
      used in operating activities:
            Expenses associated with common stock,
               warrants and options                                521,250        871,388        3,989,554
            Net non-cash expenses associated with affiliate          7,801             --            7,801
            Gain on conversion of debt                             128,572         21,635          225,207
            Amortization of discount on notes payable              397,848         11,345          438,038
            Provision for uncollectible related party note
               receivable                                               --         50,000           62,500
            Depreciation and amortization                           11,522          5,525           19,312
      Changes in operating assets and liabilities:
          Decrease in receivable from officer                        1,064             --               --
          Increase in interest receivable                               --         (9,991)         (13,611)
          Increase in prepaid expenses                            (124,901)       (17,060)        (137,024)
          Increase in deposits                                          --         (9,445)         (16,445)
          Increase in expense advances to affiliated company      (398,296)      (346,800)        (750,242)
          (Decrease) increase in accounts payable                   (6,386)       135,231          287,564
          (Decrease) increase in accrued liabilities               (15,733)       186,482          159,937
          Increase in interest payable, related parties                 --            690               --
          Increase (decrease) in interest payable, other             3,398         (8,328)          21,742
                                                              ------------   ------------   --------------
              Net Cash Used by Operating Activities             (2,298,936)    (1,505,086)      (4,673,149)
                                                              ------------   ------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of exploratory property interest                   (149,060)            --         (249,060)
      Issuance of notes receivable - affiliated parties                 --       (236,930)        (249,430)
      Payments received on notes receivable                             --         66,930           66,930
      Purchase of furniture and equipment                          (73,863)       (69,101)        (142,964)
      Cash paid in connection with acquisition of
        DLM Services, Inc.                                              --             --          (50,000)
                                                              ------------   ------------   --------------
          Net Cash Used in Investing Activities                   (222,923)      (239,101)        (624,524)
                                                              ------------   ------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from the sale of common stock                     1,091,833      1,596,500        2,832,356
      Proceeds from notes payable, related parties                      --             --          219,900
      Proceeds from notes payable, other                         1,300,000        300,000        2,322,300
      Stock subscription received                                   68,000             --          118,000
      Costs associated with stock private placement                 (5,368)       (19,363)         (24,731)
      Repayment of notes payable, related parties                       --        (34,000)         (61,900)
      Repayment of notes payable, other                                 --        (25,000)         (43,874)
                                                              ------------   ------------   --------------
          Net Cash Provided by Financing Activities              2,454,465      1,818,137        5,362,051
                                                              ------------   ------------   --------------

        See accompanying notes to the consolidated financial statements.

                        EL CAPITAN PRECIOUS METALS, INC.
                         (An Exploration Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Nine Months Ended June 30, 2006 and 2005 and For
              The Period July 26, 2002 (Inception) to June 30, 2006
                                   (Unaudited)

                                                                                                   Period From
                                                                                                  July 26, 2002
                                                                                                   (Inception)
                                                                                                     Through
                                                                  Nine Months Ended June 30,         June 30,
                                                                      2006          2005               2006
                                                                      ----          ----               ----
(DECREASE) INCREASE IN CASH                                               (67,394)      73,950           64,378

CASH, BEGINNING OF PERIOD                                                 131,772       22,404               --
                                                                  ---------------  -----------   --------------

CASH, ENDING OF PERIOD                                            $        64,378  $    96,354   $       64,378
                                                                  ===============  ===========   ==============


SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                          $       130,508  $       950   $      132,635
                                                                  ===============  ===========   ==============

  Cash paid for income taxes                                      $            --  $        --   $           --
                                                                  ===============  ===========   ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
  Issuance of common stock to Gold and Minerals
  Company, Inc. in connection with the purchase of
  interest in assets of El Capitan, Ltd.                          $            --  $        --   $            8
                                                                  ===============  ===========   ==============

  Issuance of common stock to Gold and Minerals
  Company, Inc. in connection with the purchase of
  the COD property (Note 1)                                       $            --  $        --   $        3,600
                                                                  ===============  ===========   ==============

  Issuance of common stock to Gold and Minerals
  Company, Inc. in connection with the purchase of
  the Weaver  property                                            $            --  $        --   $        3,000
                                                                  ===============  ===========   ==============

  Costs associated with warrants/options issued                   $        71,250  $    74,000   $      328,254
                                                                  ===============  ===========   ==============

  Stock based compensation                                        $       450,000  $   750,036   $    3,494,897
                                                                  ===============  ===========   ==============

  Issuance of common stock for financing costs                    $            --  $        --   $       56,250
                                                                  ===============  ===========   ==============

  Issuance of common stock for interest costs                     $            --  $    15,971   $       62,801
                                                                  ===============  ===========   ==============

  Conversion of accounts payable to equity                        $            --  $    31,381   $       31,381
                                                                  ===============  ===========   ==============

  Conversion of accrued interest to equity                        $            --  $        --   $       15,971
                                                                  ===============  ===========   ==============

  Non-cash advances from affiliate                                $      (711,865) $        --   $     (711,865)
                                                                  ===============  ===========   ==============

  Non-cash offsets to affiliate                                   $       719,666  $        --   $      719,666
                                                                  ===============  ===========   ==============

  Conversion of notes payable and accrued interest
    with the issuance of common stock                             $       600,000  $   169,397   $    1,195,544
                                                                  ===============  ===========   ==============

          See accompanying notes to consolidated financial statements.

                        EL CAPITAN PRECIOUS METALS, INC.
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2006 (Unaudited)


NOTE 1 - BUSINESS, OPERATIONS, ORGANIZATION, LIQUIDITY AND BASIS OF PRESENTATION

     Business and Operations - On July 26, 2002, El Capitan Precious Metals, Inc. was incorporated as a Delaware corporation to engage in the business of acquiring properties containing precious metals, principally gold, silver, and platinum. On March 18, 2003, El Capitan Precious Metals, Inc. (Delaware) entered into a share exchange agreement with DML Services, Inc. ("DML"), a Nevada corporation, and became the wholly owned subsidiary of DML. On April 11, 2003, DML changed its name to El Capitan Precious Metals, Inc. The results of El Capitan Precious Metals, Inc., a Nevada corporation (formerly DML Services, Inc.), and its wholly owned Delaware subsidiary of the same name (collectively "El Capitan" or the "Company") are presented on a consolidated basis.

     The Company is in the exploration stage and since inception, has completed certain acquisitions and transactions (Note 2), but has not had any revenue producing operations.

     Organization - The Company was previously organized as DML Services, Inc., a Nevada corporation, in 2000. On March 17, 2003, DML sold the assets and operations of its catering and food service business to the executive officers and directors of DML in exchange for the return of 30,120,000 shares of DML and cash of $50,000, paid by El Capitan. On March 18, 2003, DML acquired all of the issued and outstanding common stock of El Capitan in exchange for 39,000,000 shares of DML's common stock issued to the El Capitan stockholders, which represented 85% of the Company's total shares outstanding immediately following the exchange. As a result of a four share for one stock split completed by DML on November 25, 2002, and the retirement of 30,120,000 post-reverse-split shares which took place immediately prior to closing the transaction, the stockholders of DML hold 6,720,000 shares of the Company's common stock, which represents 15% of the total outstanding shares of common stock of the Company immediately following the exchange.

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

     Basis of Presentation and Going Concern - The unaudited interim financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB under the security Exchange Act of 1934.These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting or normal recurring accruals) considered for a fair presentation have been included. Operating results for the nine-month period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended September 30, 2006. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2005, included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission and as may be amended.

     The accompanying financial statements have been prepared assuming the Company will continue as going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is an exploration stage precious metals company and since its inception has had no mining revenues and has incurred recurring losses aggregating $8,967,482 accumulated during the exploration stage. In addition, the Company does not have a revolving credit facility with any financial institution. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital, negotiating adequate financing arrangements and on achieving sufficiently profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     The Company will continue to pursue it's cash requirements over the next fiscal year through a combination of financing activities and prior to cash flow generated through operations. The Company completed a private placement during the quarter ended December 31, 2005 (NOTE 11) and also completed a placement of a convertible debenture (NOTE 7). During the quarter ended March 31, 2006, the Company completed a second placement of a convertible debenture (NOTE 7) to the same party and as provided for in the original agreement. The Company also anticipates exercising the call option on various warrants, which, if exercised, would provide the Company significant working capital to continue its exploratory programs. We continually evaluate business opportunities such as joint venture processing agreements with the objective of creating cash flow to sustain the corporation and provide a source of funds for growth. There are no assurances of success in this regard or in the Company's ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If management's plans are not successful, operations and liquidity may be adversely impacted.

     Given the Company's limiting operating history, lack of revenue, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 2 - ACQUISITIONS AND DIVESTITURES

     Acquisition of El Capitan Property from Gold and Minerals Company, Inc. - In October 2002, the Company completed the acquisition of a 40% equity interest in El Capitan, Ltd. ("ECL"), an Arizona corporation, which prior to the transaction was wholly-owned subsidiary of Gold and Minerals Co., Inc. ("Minerals"), a Nevada corporation. Minerals is affiliated with the Company in that it is a shareholder of the Company and the Company's CEO/President is a shareholder of Minerals. Minerals is involved in the exploration and testing of exploration stage properties. Consideration for the acquisition consisted of the issuance of 30,225,000 shares of the Company's common stock to Minerals (which occurred in November 2002, and which constituted a 77.5% equity ownership in the Company prior to the reverse acquisition) and $100,000 cash, of which $86,000 was paid through September 30, 2003, and $14,000 was paid in October 2003. Minerals retained the remaining 60% ownership in ECL.

     The assets of ECL primarily consist of the El Capitan property (the "Property"), an inactive iron and related mineral property located in New Mexico. At December 31, 2005, the Property contained four patented claims and unpatented claims on approximately 10,000 acres in the Capitan Mountains in Lincoln County, New Mexico. The Property has no proven reserves. The Company did not assume any liabilities or obligations of ECL.

     During the quarter ended December 31, 2005, ECL finalized the purchase of four patented mining claims, constituting approximately 77.5 acres in aggregate, located in Lincoln County, New Mexico. The purchased claims are located on the Property, which is owned by ECL. In consideration for the claims, ECL transferred 2,100,000 shares of the Company's common stock owned by Minerals. Pursuant to an agreement between ECL and the selling parties, the stock was valued at $0.82 per share, the market value of the stock on November 11, 2005.

     Pursuant to an arrangement with Minerals, the Company is obligated to Minerals to pay $688,800 for the purchase of the patented mining claims by ECL. The Company has offset its portion of the purchase price against existing obligations of Minerals due the Company.

     Purchase of Mining Claims from Minerals - In August 2003, the Company acquired from Minerals certain mining claims granted by the United States Bureau of Land Management, buildings and personal property known as the COD property located near Kingman, Arizona. The COD property is an inactive underground mineral property consisting of thirteen mining claims as well as various outbuildings and other associated personal property. In consideration for the purchase, we issued 3,600,000 shares of the Company's common stock to Minerals, having a market value on the date of the transaction of approximately $1,440,000. Because the COD property was acquired from the Company,s then controlling stockholder in exchange for the Company's common stock, and Minerals had no economic monetary basis in the property, the transaction was accounted for as a non-monetary exchange and the COD property was recorded, in accordance with Generally Accepted Accounting Principles (GAAP), at no value on the Company's consolidated financial statements.

     Sale of 80% of Mining Claims and Joint Venture - In May 2004, the Company executed a joint venture agreement with U.S. Canadian Minerals, Inc. ("US Canadian"), a publicly-traded Nevada company (Pink Sheets; USCA.PK), to explore the COD property, including the recovery of gold and silver from the tailings of the COD site. The joint venture is to operate under the name "CanEl" until May 2020, unless terminated earlier pursuant to the terms of the joint venture agreement. Under terms of the agreement, the Company was required to transfer to US Canadian an 80% interest in the COD property in exchange for 720,000 shares of US Canadian common stock. Pursuant to a stock split affected by US Canadian, the Company currently holds 2,160,000 shares of the US Canadian common stock. On the date of the original transaction, shares of unrestricted freely trading US Canadian common stock traded at $2.85 per share, or as adjusted for the split, at $0.95 per share. At December 31, 2005, these shares were pledged as security for the Company's $1,300,000 convertible debenture notes. See NOTE 7.

     The US Canadian common stock was restricted with respect to sale until May 2005. US Canadian's common stock is currently traded on the Pink Sheets, its most recent SEC filings have not been reviewed by an independent registered public accounting firm, and it faced a SEC imposed temporary trading suspension in October of 2004, which has since expired. The Company also has continuing involvement (as discussed below) related to the COD property. Based on these factors, no gain on the sale was recorded and the Company has ascribed a value of $2,052,000 to the common stock received at September 30, 2004, the value on the date of the transaction, and recorded a deferred gain on the sale of an asset and is classified as a long term liability. Any future decrease in market value of the securities, the reduction in value will reduce the deferred gain liability account. The transaction was recorded in accordance with current GAAP.

     When the US Canadian resumes trading on the Bulletin Board, and once the Company's assessment of the common stock allows for classification of the securities as marketable securities, it intends to classify the investment as available for sale under Statement of Financial Accounting Standard
     (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities.

     The joint venture provides that the Company is to explore the COD property as it relates to the tailings and settlement pond and contribute the equipment needed for such exploration, which have not yet begun. US Canadian agreed to contribute 90 days operating capital to provide for at least three workers, fuel, necessary equipment agreed upon by the parties, and equipment repair and maintenance and paid $12,500 in July 2004. Net profits, if any, from the operations tailings and settlement pond operations will be split equally among the Company and US Canadian. This project has been on hold as US Canadian has been focusing on bringing current their SEC filings and to resume trading on the Bulletin Board. In November 23, 2005, our Board of Directors approved an amendment to the joint venture agreement whereas the Company will contribute $50,000 for the completion of the geological field study. As consideration for this advance, the Company will be reimbursed for this advance and any other incurred expenses and all net proceeds after deducting all incurred costs, are to be split equally with US Canadian.

     Acquisition of Weaver Mining Claims - In July 2004, we acquired from Minerals the Weaver property located near Congress, Arizona. Consideration for this purchase was 3,000,000 shares of our common stock, which had a market value of $400,000 on the closing date. At the time the Weaver property was acquired from our controlling stockholder in exchange for the Company's common stock, Minerals had no economic monetary basis in the property. Accordingly, the transaction was accounted for as a non-monetary exchange and the Weaver property was recorded at no value on the Company's consolidated financial statements and was done in accordance with current GAAP.

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

     Furniture and Equipment - Furniture and equipment are stated at cost. Depreciation is calculated for financial statements using the straight-line basis over the estimated useful lives as follows:

                    Automobile                              5 years
                    Office furniture and equipment       3-10 years
                    Mine equipment                          7 years

     Depreciation expense for the periods ended June 30,, 2006 and 2005 was $11,522 and $5,525, respectively.

     Comprehensive Income (Loss) - SFAS No. 130, Reporting Comprehensive Income, establishes requirements for disclosure of comprehensive income and its components, which include, among other items, unrealized gains or losses from marketable securities and foreign currency translation adjustments that previously were only reported as a component of stockholders' equity. The Company did not have any components of comprehensive income (loss) during the periods presented.

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

     At June 30, 2006, potential dilutive securities consisted of stock options representing 1,673,000 common shares were outstanding with an exercise price ranging between $0.56 and $2.99 per share and with a weighted average exercise price of $1.18. At June 30, 2006, stock warrants representing 7,931,364 common shares were outstanding with exercise prices ranging between $0.50 and $2.20 per share, with weighted average exercise price of $0.54 per share.

     At June 30, 2005, potential dilutive securities consisted of stock warrants representing 4,485,000 common shares with exercise prices ranging between $0.50 and $2.50 per share. The weighted average exercise price for outstanding warrants was $0.78.

     Stock-Based Compensation - Transition and Disclosure - The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and the related interpretations in accounting for its employee stock options. Under APB No. 25, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. If the exercise price of employee stock options is under the market price of the underlying stock on the date of grant, compensation expense is recorded for the price differential times the quantity of options granted. The Company has adopted the disclosure-only provisions of SFAS No.123, "Accounting for Stock Based Compensation," as amended by SFAS No.148, "Accounting For Stock-Based Compensation - Transition & Disclosure."

     The Company recognized stock-based employee compensation aggregating $154,236 for options issued to employees during the nine months ended June 30, 2006 and none was recognized for the prior comparable period in 2005.

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

                                                                   Nine Months Ended June 30,
                                                                      2006           2005
                                                                      ----           ----
                                                                   (Unaudited)    (Unaudited)

Net loss, as reported                                             $ (2,825,075)  $ (2,395,758)
Add: total stock-based compensation expense included in reported
     net loss                                                          175,000             --
Deduct - stock-based compensation expense determined under the
     fair value method, net of tax effect                             (329,236)            --
                                                                  ------------   ------------

Pro forma net loss                                                $ (2,979,311)  $ (2,395,758)
                                                                  ============   ============

Loss per share:
     Net loss per share, as reported                              $      (0.04)  $      (0.04)
                                                                  ============   ============

     Net loss per share, pro forma                                $      (0.04)  $      (0.04)
                                                                  ============   ============

     Impairment of Long-Lived Assets - Management assesses the carrying value of long-lived assets for impairment when circumstances indicate such amounts may not be recoverable from future operations. Generally, assets to be held and used are considered impaired if the sum of expected undiscounted future cash flows is less than the carrying amount of the asset.

     Exploration Property Costs - Exploration costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has capitalized $788,808 of exploration property acquisition costs as of June 30, 2006.

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

     New Accounting Pronouncements - In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). This statement replaces APB opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements" and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transaction provision. When a pronouncement includes specific transaction provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Consequently, the Company will adopt the provisions of SFAS No. 154 for its fiscal year beginning October 1, 2006. Management currently believes that adoption of the provisions of SFAS No. 154 will not have a material impact on the Company's consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share Based Payment" ("SFAS No. 123R"), which is a revision to SFAS No. 123 and supersedes APB No. 25 and SFAS No.148. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.

     SFAS No. 123R applies to all awards granted after the required amended effective date and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply to SFAS no. 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No.123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for prior periods adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No.123. As a result, beginning in our fiscal quarter starting October 2006, we will adopt SFAS No.123R and begin reflecting the stock option expense determined under fair value based methods in our income statement rather than a pro forma disclosure in the notes to the financial statements. We expect the effect of adopting SFAS No. 123R to be similar to the effect presented in our pro forma disclosure related to SFAS No.123.

NOTE 4 - INVESTMENTS IN USCA.PK

     At June 30, 2006, the Company owned 2,160,000 shares of U. S. Canadian common stock. The Company valued the shares at $0.08 per share, the market value per unrestricted share at the closing of the market on June 30, 2006, for a value of $172,800. The Company has a continuing involvement related to the COD property and accordingly no gain on the sale is recognized and any future decrease in market value of the securities, the reduction in value will reduce the deferred gain liability account in accordance with current GAAP.

     The Company has pledged all the shares of its US Canadian investment as security for a secured convertible debenture notes (NOTE 7).

NOTE 5 - RELATED PARTY TRANSACTIONS

     Due from Affiliated Company - During the period October 2004 through June 2006, the Company made net payments on behalf of Minerals aggregating to $1,087,967 relating to costs incurred on the El Capitan property site. Pursuant to a verbal agreement with Minerals effective October 1, 2004, between the two companies, costs incurred at the El Capitan site are to be split in accordance with their percentage ownership interest. The Company holds a 40% equity interest in ELC, and Minerals holds the remaining 60% equity interest. To secure the amounts due under the note and the cost advances made on behalf of Minerals by the Company, Minerals had pledged to the Company 1,000,000 free trading shares of the Company's common stock that it owns and these shares were released back to Minerals in February 2006. Through June 30, 2006, Minerals has reimbursed the Company $766,055. Subsequent June 30, 2006, and through August 11, 2006, Minerals has paid an additional $225,000 towards its obligation to the Company.

     During the quarter ended December 31, 2005, ECL, finalized the purchase of four patented mining claims, constituting approximately 77.5 acres in aggregate, located in Lincoln County, New Mexico. The purchased claims are located on the El Capitan Property. In consideration for the claims, ECL transferred to the selling parties 2,100,000 shares of the Company's common stock owned by Minerals, which holds the remaining 60% equity interest in ECL. Pursuant to an agreement between ECL and the selling parties, the stock was valued at $0.82 per share, the market value of the stock on November 11, 2005, and the Company recorded the transaction as effective at December 31, 2005.

     Pursuant to an arrangement with Minerals, the Company was obligated to Minerals to pay $688,800 for the purchase of the patented mining claims by ECL. The Company offset its portion of the purchase price against existing obligations of Minerals due to the Company at June 30, 2006, and resulted in the Minerals owing the Company $321,912.

     Employment Agreement - Terms of the current verbal employment agreement of the CEO and president is entitled to a monthly compensation of $12,000. The Company currently has verbal employment agreements with four other individuals, three of whom are officers and/or directors of the Company, at an aggregate salary amount of $40,000 per month.

     Management Fees - The Company had informal arrangements with four individuals, three of whom are officers and/or directors of the Company, pursuant to which such individuals serve as support staff for the functioning of the home office and all related corporate activities and projects. There are no written agreements with these individuals, and the Company paid an aggregate amount of $40,000 per month to these individuals for their services. Effective June 1, 2005, they agreed to take accrued back compensation in S-8 common stock of the Company and three of the consultants agreed to take monthly compensation in S-8 common stock of the Company for the months of June through September 2005. Effective January 1, 2006, the four individuals were converted to full-time employees at the same rate of pay.

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

NOTE 6 - NOTES PAYABLE OTHER

     In January 2006, the Company converted the principal of two 12% unsecured notes payable to two stockholders to restricted common shares of the Company. The loans aggregated $300,000.

NOTE 7 - LONG-TERM NOTES PAYABLE

     On March 30, 2005, the Company issued a 10 % secured convertible debenture note for $300,000 to a stockholder of the Company. The note has a maturity of two and one-half years and contains a conversion feature into common stock at $0.60 per share. The note also provides for a five-year warrant to be issued for the purchase of common stock at an exercise price of $0.75. The note was collateralized by 1,000,000 shares of the U.S. Canadian common stock that the Company owns.

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

     On October 28, 2005, the note holder and Company agreed to roll the secured convertible debenture note principal into a private placement offering completed by the Company on October 28, 2005. The Company paid all accrued interest on such date to the note holder.

     On October 28, 2005, the Company issued an 8 % secured convertible debenture note for $750,000 to an investment company. The note has a maturity of one and one-half years and contains a conversion feature into common stock at $0.50 per share. The note also provides for a five-year warrant for 500,000 shares of common stock at $0.60 per share and is collateralized by 2,160,000 shares of the U.S. Canadian common stock that the Company owns. The Company also issued a three-year warrant for 225,000 shares of common stock at $0.60 per share as a finder's fee. At June 30, 2006, this note has been classified as a current liability as is has a maturity date under twelve months.

     The intrinsic value of the beneficial conversion feature of the note was $384,320 and the portion of the proceeds allocated to the warrants issued in connection with the debt amounted to $84,320. Accordingly, $468,640 was recognized as a discount of the convertible debt and an addition to paid-in capital. At June 30, 2006, $154,948 of the discount has been amortized.

     On January 20, 2006, the Company issued a second 8 % secured convertible debenture note for $550,000 to holder of the previous convertible debenture. The note has a maturity of one and one-half years and contains a conversion feature into common stock at $0.50 per share. The note also provides for a five-year warrant for 366,667 shares of common stock at $0.60 per share and is also collateralized by the 2,160,000 shares of the U.S. Canadian common stock that the Company owns.

     The intrinsic value of the beneficial conversion feature of the note was $267,857 and the portion of the proceeds allocated to the warrants issued in connection with the debt amounted to $282,143. Accordingly, $550,000 was recognized as a discount of the convertible debt and an addition to paid-in capital. At June 30, 2006, $152,142 of the discount has been amortized.

NOTE 8 - CONSULTING AGREEMENTS

     On October 19, 2004, the Company entered into an Investment Advisory Agreement with Blake Advisors, LLC ("Blake") for certain financial and investment advisory services. The term of the agreement expired on October 31, 2005. Compensation under the agreement provided for (i) the payment of $175,000 in cash and (ii) a monthly fee of $5,000 from November 1, 2004 to October 1, 2005. Pursuant to the agreement, the Company granted a five-year warrant to Blake for the purchase of 500,000 shares of the Company's common stock at an exercise price of $0.85 per share. The warrant included a cashless-exercise provision and piggyback registration rights. Subsequently, the warrant exercise price was reduced to $0.50 per share in consideration of Blake agreeing to remove the cashless exercise provision provided for in the original warrant. Under the terms of the agreement, the Company paid fees aggregating $200,000.

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

     On August 22, 2005, the Company entered into a formal agreement with Clyde Smith, PhD. P. Eng., as consulting geologist to the El Capitan property. The agreement provides for Smith to continue acting as the Company's consulting geologist at his regular compensation rate and to receive a success fee of $250,000 for the successful sale of the property. The agreement was amended on October 25, 2005, to provide Smith with an option for the purchase of 150,000 shares of our common stock at $0.65 per share, the market price on the date of grant. The option was granted under provisions of the Company's 2005 Stock Incentive Plan and expires on October 25, 2006.

     On September 27, 2005, the Company entered into an agreement with Pavlich Associates ("Pavlich") which provides for Pavlich to be the primary representative of the Company in the sale of the El Capitan property to all viable third party mineral companies. The agreement provides for consulting time charges, expenses and a success fee based upon the sales price of the El Capitan property.

     See NOTE 5 for a description of the consulting agreement with a related party.

     Upon the recommendation of Clyde Smith, in February 2006, the Company engaged Earth Search Sciences, Inc. to conduct hyperspectral surveys on certain of the company's properties for a cost of approximately $45,000. Charles Mottley, the Company's CEO and a director, provides consulting services to Earth Search Sciences, Inc. and therefore abstained from the boards vote relating to the retention of Earth Search.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

     On October 19, 2004, the Company entered into an Investment Advisory Agreement with Blake Advisors, LLC ("Blake") for certain financial and investment advisory services. The term of the agreement expired on October 31, 2005. Compensation under the agreement provided for (i) the payment of $175,000 in cash and (ii) a monthly fee of $5,000 from November 1, 2004 to October 1, 2005. Pursuant to the agreement, the Company granted a five-year warrant to Blake for the purchase of 500,000 shares of the Company's common stock at an exercise price of $0.85 per share. The warrant included a cashless-exercise provision and piggyback registration rights. Subsequently, the warrant exercise price was reduced to $0.50 per share in consideration of Blake agreeing to remove the cashless exercise provision provided for in the original warrant. Under the terms of the agreement, the Company paid fees aggregating $200,000.

     The Company signed a lease for office space in Scottsdale, Arizona, effective November 1, 2004. The lease has a two-year term and requires monthly payments of $3,845 plus taxes and tenant charges.

     On August 22, 2005, the Company entered into a formal agreement with Clyde Smith, PhD. P. Eng., as consulting geologist to the El Capitan property. The agreement provides for Smith to continue acting as the Company's consulting geologist at his regular compensation rate and to receive a success fee of $250,000 for the successful sale of the property. The agreement was amended on October 25, 2005, to provide Smith with an option for the purchase of 150,000 shares of our common stock at $0.65 per share, the market price on the date of grant. The option was granted under provisions of the Company's 2005 Stock Incentive Plan and expires on October 25, 2006.

     On September 27, 2005, the Company entered into an agreement with Pavlich Associates ("Pavlich"), which provides for Pavlich to be the primary representative of the Company in the sale of the El Capitan property to all viable third party mineral companies. The agreement provides for consulting time charges, expenses and a success fee based upon the sales price of the El Capitan property.

NOTE 10 - ADOPTION OF 2005 STOCK INCENTIVE PLAN

     On June 2, 2005, the Board of Directors adopted the Company's 2005 Stock Incentive Plan which reserves 5,000,000 shares for issuance under the Plan out of the authorized and unissued shares of par value $0.001 common stock of the Company. On July 8, 2005, the Board of Directors authorized the Company to take the steps necessary to register the Plan shares under a registration statement on Form S-8. On July 19, 2005, the Form S-8 was filed with the SEC.

NOTE 11 - STOCKHOLDERS' EQUITY (DEFICIT)

     Changes to the Company's Capital Structure and Dividend - On December 28, 2004, the Company's Board of Directors authorized an additional increase in the number of shares authorized for issuance by the Company from 100,000,000 to 300,000,000. The Company's majority shareholder approved the change by written consent on March 11, 2005, and a Certificate of Amendment to the Articles of Incorporation was filed with the State of Nevada on April 7, 2005, to effect the amendment.

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

     On October 30, 2005, the Company issued 1,603,333 restricted common shares to accredited investors pursuant to a private placement of securities under
     Section 4(2) and Rule 506 promulgated under the Securities Act, in an aggregate amount of $641,333. The placement also provided with each share of common stock a three-year warrant to purchase one share of common stock at an exercise price of $.50 per share. The warrants are callable under certain circumstances. The Company has agreed to file a registration statement covering the sale of the shares of common stock and the common stock issuable upon exercise of the of the warrants within ninety (90) days of the final sale under the placement and to use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC and to keep the registration statement effective for one year following the effective date. The Company filed the registration statement on January 30, 2006.

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

     During the quarter ending March 31, 2006, the Company issued 60,000 shares of restricted common stock to two entities for consulting services in the aggregate amount of $113,000.

     During the quarter ending March 31, 2006, the Company issued 50,000 shares of restricted common stock for $25,000 to a shareholder on the exercise of a warrant at $0.50 per share.

     During the quarter ending March 31, 2006, the Company issued 50,000 shares of common stock for $32,500 to a consultant for the exercise of options at $0.65 per share.

     On March 23, 2006, the Company issued 36,325 shares of restricted common stock in reference to two shareholders exercising cashless warrant provisions aggregating 65,000 shares.

     On March 24, 2006, the Board of Directors granted 523,000 two-year options to the current employees and directors with an exercise price of $1.99 per share.

     On April 6, 2006, the Company issued 136,364 restricted common shares to accredited investor pursuant to a private placement of securities under
     Section 4(2) and Rule 506 promulgated under the Securities Act, in an aggregate amount of $300,000. The placement also provided with each share of common stock a three-year warrant to purchase one share of common stock at an exercise price of $2.20 per share. The warrants are callable under certain circumstances.

     On June 5, 2006, the Board of Directors granted 144,000 two-year options to a new director with an exercise price of $2.99 per share.

     During the quarter ending June 30, 2006, the Company issued 40,000 shares of common stock for $26,000 for the exercise of options at $0.65 per share.

     During the quarter ending June 30, 2006, the Company issued 50,000 shares of common stock to for $28,000 to a former director of the Company for the exercise of options at $0.56 per share.

     Warrants - During the nine months ended June 30, 2006, the Company issued 3,581,364 warrants and 4,185,000 warrants were issued for the comparable period in 2005. The following table summarizes of warrant activity for the nine months ended June 30, 2006:

                                Warrants Outstanding         Warrants Exercisable
                            ---------------------------   ---------------------------
                                             Weighted                      Weighted
                                              Average                       Average
                               Number        Exercise         Number       Exercise
                              of Shares        Price        of Shares        Price
                            ------------   ------------   ------------   ------------
Balance, September30, 2005     5,015,000   $       0.64      5,015,000   $       0.64
   Granted                     3,581,364   $       0.60      3,581,364   $       0.60
   Cancelled                    (550,000)  $      (1.25)      (550,000)  $      (1.25)
   Exercised                    (115,000)  $      (0.64)      (115,000)  $      (0.64)
                            ------------                  ------------
Balance, June 30, 2006         7,931,364   $       0.55      7,931,364   $       0.55
                            ============   ============   ============   ============

     Options Granted During Nine Months Ending June 30, 2006 - Effective October 25, 2005, the Board of Directors approved an amendment expanding the duties of Dr. Clyde Smith and granted him a twelve month option to purchase 150,000 shares of common stock of the Company at an exercise price of $0.65 per share. On March 24, 2006, the Board of Directors granted 523,000 two-year options to the current employees and directors with an exercise price of $1.99 per share. On June 5, 2006, the Board of Directors granted 144,000 two-year options with an exercise price of $2.99 per share to a new director and cancelled 94,000 options to a former director.

     The following table summarizes the option activity for the nine months ended June 30, 2006:

                                Options Outstanding            Options Exercisable
                            ----------------------------   ---------------------------
                                              Weighted                      Weighted
                                               Average                       Average
                                Number        Exercise       Number         Exercise
                               of Shares        Price       of Shares         Price
                             ------------   ------------   ------------   ------------
Balance, September 30, 2005     1,150,000   $       0.56        575,000   $       0.56
   Granted                        817,000   $       1.92        150,000   $       0.65
   Exercised                     (200,000)  $      (0.63)      (200,000)  $      (0.63)
   Cancelled                      (94,000)  $      (1.23)            --             --
                             ------------                  ------------
Balance June 30, 2006           1,673,000   $       1.18        525,000   $       0.56
                             ============                  ============

Item 2 - Management's Discussion and Analysis and Plan of Operation

THIS FORM 10-QSB MAY CONTAIN CERTAIN "FORWARD-LOOKING" STATEMENTS AS SUCH TERM IS DEFINED BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE COMPANY'S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE COMPANY'S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY", "WILL", "EXPECT", "BELIEVE", "ANTICIPATE", "INTENT", "COULD", "ESTIMATE", "MIGHT", "PLAN", "PREDICT" OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE REGISTRANT'S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO ACQUISITIONS, GOVERNMENTAL REGULATION, MANAGING AND MAINTAINING GROWTH, THE OPERATIONS OF THE COMPANY AND ITS SUBSIDIARIES, VOLATILITY OF STOCK PRICE AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER COMPANY FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY DOES NOT INTEND TO UNDERTAKE TO UPDATE THE INFORMATION IN THIS FORM 10-QSB IF ANY FORWARD-LOOKING STATEMENT LATER TURNS OUT TO BE INACCURATE. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION PRESENTED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED SEPTEMBER 30, 2005.


RESULTS OF OPERATIONS

Operating Results for the Three Months Ended June 30, 2006 and 2005

Revenues - We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until late in the fourth calendar quarter of 2006, if ever. There is no guaranty that we will achieve proven viable precious metals at our various property site locations.

Expenses and Net Loss - Our general and administrative expenses decreased by $16,110, from $573,379 for the three months ended June 30, 2005, to $557,269 for the three months ended June 30, 2006. The decrease is primarily attributable to decreased professional fees of $42,522 and decreased other general and administrative aggregating $40,450. These decreases were offset by increases in compensation aggregating $27,249 and increased legal and accounting of $35,366.

Other expense during the three months ended June 30,2006, increased $242,217 to $257,776 as compared to $15,559 for the comparable prior year period. This increase for the current period is mainly comprised of an increase in interest expense of $46,548, an increase in accretion of discounts on notes payable of $145,194 and an increase in expenses associated with debt issuance and conversion aggregating $49,824.

Our total net loss for the three months ended June 30, 2006, increased $226,107 to $815,045 as compared to a net loss of $588,938 incurred for the comparable three-month period ended June 30, 2005. The increased loss for the current period is attributable to the aforementioned increased other expenses.

Operating Results for the Nine Months Ended June 30, 2006 and 2005

Revenues - We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until late in the fourth calendar quarter of 2006, if ever. There is no guaranty that we will achieve proven viable precious metals at our various property site locations.

Expenses and Net Loss - Our general and administrative expenses decreased by $245,756, from $2,288,367 for the nine months ended June 30, 2005, to $2,042,611 for the nine months ended June 30, 2006. The decrease is primarily attributable to decreased professional fees of $625,095 and decreased management fees to a related party of $36,000. These decreases were offset by increases in compensation aggregating $199,761, of which $175,000 is comprised of stock bonus compensation to management, and increased exploration aggregating $209,450.

Other expense during the nine months ended June 30,2006, increased $675,073 to $782,464 as compared to $107,391 for the comparable prior year period. This increase for the current period is mainly attributable to an increase in interest expense of $125,589, an increase in accretion of discounts on notes payable of $397,848 and an increase in expenses associated with debt issuance and conversion aggregating $156,761.

Our total net loss for the nine months ended June 30, 2006 increased $429,317 to $2,825,075 as compared to a net loss of $2,395,758 incurred for the comparable nine-month period ended June 30, 2005. The increased loss for the current period is attributable to the aforementioned increased other expense and offset by the decrease in expenses in general and administrative..

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

During the next twelve months the Company will concentrate on raising the necessary working capital through equity financing and an acceptable debt facility to insure the Company's ability to implement its business strategies. To the extent that additional capital is raised through the sale of equity or equity related securities, the issuance of such securities would result in dilution of our current shareholders.

We will continue to prove up our various properties and finalize the formal report on the El Capitan property site with the intent to formalize and implement the marketing plan for the sale of this site. During this period we also intend to finalize the proprietary process the Company has been working on for extraction of precious metal from various other property interests.

Liquidity - As of June 30, 2006, we had $64,378 of cash on hand. We will be required to raise additional capital in financing transactions in order to satisfy our expected cash expenditures and collect the receivable from Minerals. At June 30, 2006, Minerals owed us $321,912 for cost advances on the El Capitan project. As of August 11, 2006, the affiliate has made $255,000 in payments on this obligation. We also contemplate the exercise of the call options on various warrants, which if exercised, would provide us significant working capital to continue our exploratory programs. We continually evaluate business opportunities such as joint venture processing agreements with the objective of creating cash flow to sustain the corporation and provide a source of funds for growth. There are no assurances of success in our ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If management's plans are not successful, operations and liquidity may be adversely impacted. In the event that we are unable to obtain additional capital, we may be forced to reduce our operating expenditures or to cease development and operations altogether

On April 3, 2006, we issued 136,364 restricted common shares to an accredited investor pursuant to a private placement of securities under Section 4(2) and Rule 506 promulgated under the Securities Act, in an aggregate amount of $300,000. The placement also provided with each share of common stock a three-year warrant to purchase one share of common stock at an exercise price of $2.20 per share. The warrants are callable under certain circumstances.


Factors Affecting Future Operating Results - We have generated no revenues, other than interest income, since its inception. As a result, we have only a limited operating history upon which to evaluate our future potential performance. Our potential must be considered by evaluation of all risks and difficulties encountered by new companies that have not yet established their business operations. For an evaluation of various risks, see the section entitled "RISK FACTORS" below.

The price of gold has experienced an increase in value over the past three years. Any significant drop in the price of gold, other precious metals may have a materially adverse affect on the future results of our operations unless the we are able to offset such a price drop by substantially increased precious metals findings on its properties.

We have no proven or probable reserves and have no ability to currently measure or prove our reserves other then relying on information produced by the government in the 1940's on its El Capitan mine site in New Mexico. We are currently having significant geological work performed at this site and having an economically feasible precious metals recovery process developed by an outside metallurgical firm for the ore at this site.

Off-Balance Sheet Arrangements - During the three months ended June 30, 2006, the Company did not engage in any off-balance sheet arrangements as defined in
Item 303(c) of the SEC's Regulation S-B.

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

                  Stock-based compensation; and
                  Valuation of warrants and note discounts under the Black-Scholes option-pricing model.

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

Future sales of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for shareholders to sell our common stock at times and prices that they believe are appropriate. As of August 11, 2006, we had issued and outstanding 73,134,409 shares of common stock, warrants to purchase up to an aggregate amount of 7,931,364 shares of common stock, a convertible securities convertible into an aggregate amount of 2,600,000 shares of common stock and 1,673,000 shares issuable upon the exercise of outstanding options.

RISKS RELATING TO OUR FINANCIAL CONDITION

The volatility of precious metal prices may affect our earnings.

We anticipate that a significant portion of our future revenues will come from the sale of one or more of our properties, should we even sell a property. In such an event, our earnings will be directly affected by the prices of precious metals believed to be located on such properties. Demand for precious metals can be influenced by economic conditions, including worldwide production, attractiveness as an investment vehicle, the relative strength of the U.S. dollar and local investment currencies, interest rates, exchange rates, inflation and political stability. The aggregate effect of these factors is not within our control and is impossible to predict with accuracy. The price of precious metals has on occasion been subject to very rapid short-term changes due to speculative activities. Fluctuations in precious metal prices may adversely affect the value of any discoveries made at the sites with which we are involved. If the market prices for these precious metals falls below the mining and development costs we incur to produce such precious metals, we will experience losses and may have to discontinue operations at one or more of our properties.

Unless we develop or are able to sell one or more of our properties, we will not have enough cash to fund operations through the next fiscal year.

We will be required to raise additional capital in financing transactions in order to satisfy our expected cash expenditures. We continually evaluate business opportunities, such as joint venture processing agreements, with the aim of creating cash flow for working capital. Based on our current monthly utilization of working capital, we have sufficient cash to fund operations through approximately July 2006. In the event that we are unable to obtain additional capital, we may be forced to reduce our operating expenditures or to cease development and operations altogether.

As of the end of our current quarter ending June 30, 2006, we have not had revenue-generating operations, and may never generate revenues.

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

We have had net losses for each of the years ended September 30, 2005, and September 30, 2004, and we have an accumulated deficit as of June 30, 2006, of $8,967,482. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we may not generate significant revenues in the foreseeable future, our ability to continue as a going concern may depend, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

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

All of our mineral properties are in the exploration stage. To date, we have not established a mineral reserve on any of these properties, and the probability of establishing a "reserve," as defined by the Securities and Exchange Commission's Industry Guide 7 is not ascertainable; it is possible that none of our properties contain a reserve and all resources we spend on exploration of our properties may be lost. In the event we are unable to establish our reserves or are otherwise able to sell any of our own properties, we will be unable to establish revenues and our business may fail.

Uncertainty of mineralization estimates and the use of non-conventional testing and assaying methods may diminish our ability to properly value our properties.

We rely on estimates of the content of mineral deposits in our properties, which estimates are inherently imprecise and depend to some extent on statistical inferences drawn from both limited drilling our properties and the placement of drill holes that are not spaced close enough to one another to enable us establish probable or proven testing results. These estimates may prove unreliable. Additionally, we have relied upon small independent laboratories to assay our samples, which may produce results that are not as consistent as a larger commercial laboratory might produce.

Further, due to the unique nature of the mineralization of our properties, we have at times utilized, and may continue to utilize, testing and assaying methods that may be uncommon, including the use of alkali fusion assays, a more aggressive form of assay which completely converts the sample into a water soluble salt. Some of these methods, including the alkali fusion assay, are not, or may not, be industry standard methods, and the results from such testing and assaying methods may be varied and inconsistent or prove to be unreliable. This testing may result in imprecise testing and assaying results, and we may not realize any mineral discovery.

Certain elements of El Capitan Ltd.'s preliminary testing on the El Capitan property may question the integrity of the results of such testing and limit our ability to rely on such results.

In January 2005, El Capitan Ltd. completed the first of multiple samplings on the El Capitan property, the initial sampling being 32 surface samples prepared for assaying. This preliminary sampling was performed by Dr. Smith. An employee of AuRIC Metallurgical Labs, which subsequently performed the assay on the samples, assisted Dr. Smith in collecting a portion of the samples in the latter stages of the sampling. AuRIC's participation in both the sampling process and completion of the assay on those samples creates the potential question as to the independence of the involved parties and the integrity of the results.

To date, El Capitan Ltd. has not provided AuRIC and the other assayers a blank quality control sample at the time it provided samples from the property. A blank quality control sample is a man-made sample that incorporates the same mineral components as a sample taken from the property in question, but absent the precious mineral components located in the property. Blank quality control samples are relatively common practice in the industry and are used effectively as a placebo in the assay process to ensure that samples are not contaminated at the lab. The Company's failure to use a blank check sample as often used in the industry may have some effect on the integrity of the results of such testing. As part of its internal controls, however, AuRIC instead obtained two certified standard samples from the Nevada Bureau of Mines and Geology (one for gold and silver and one for gold, platinum and paladium) and two from the CDN Resource Laboratories Ltd. of Delta, British Columbia (both of which were for gold, platinum and platinum); a certified standard sample is a sample that is made available to labs to again act as a placebo and tested to determine a standard testing result, to which the assayer's results can be compared as a check against contamination or other flaws in the assaying process. A portion of these certified standard samples were also provided to Michael J. Wendell with respect to a later assay completed by Mr. Wendell.

Our use of non-standard testing and assaying methods may make our properties less marketable than had we used conventional methods.

Because of the unique nature of the mineralization of the El Capitan property, we have used testing and assay methods that are not conventional and are often more expensive than conventional methods. The use of non-conventional testing and assaying methods may also prevent us from performing conventional economic feasibility studies on our properties to determine the commercial viability of such properties. Additionally, the use of non-conventional testing and assaying methods may prevent us, or any purchaser of one or more of our properties on which we use such testing, from using conventional methods of processing such property or properties. In the event a purchaser will be required to use a more expensive method of processing one of our properties, the marketability of such property will likely be reduced accordingly.

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

Any failure to obtain government approvals and permits may require us to discontinue exploration on one or more of our properties.

We are required to seek and maintain federal and state governmental approvals and permits in order to conduct exploration and other activities on our claimed properties. The permitting requirements for our respective properties and any future properties we may acquire will be somewhat dependent upon the state in which the property is located, but generally will require an initial filing and fee (of approximately $25) relating to giving notice of an intent to make a claim on such property, followed by a one time initial filing of a location notice with respect to such claim (approximately $165), an annual maintenance filing for each claim (generally $125 per claim per year), annual filings for bulk fuel and water well permits (typically $5 per year each) and, to the extent we intend to take any significant action on a property (other than casual, surface-level activity), a one time payment of a reclamation bond to the Bureau of Land Management, or the BLM, which is to be used for the clean up of the property upon completion of exploration or other significant activity. In order to take any such significant action on a property, we are required to provide the BLM with either a notice of operation or a plan of operation setting forth our intentions. The amount of the reclamation bond is determined by the BLM based upon the scope of the activity described in the notice or plan of operation. With respect to our current plan of operations on the El Capitan property, the reclamation bond was $15,000, but this amount will thus vary with each property and respective notice or plan of operation.

Obtaining the necessary permits can be a complex and time-consuming process involving multiple jurisdictions, and requiring annual filings and the payment of annual fees. As we currently have no source of revenue, the payment of the costs of continued permitting is dependent upon our ability to obtain financing. Additionally, the duration and success of our efforts to obtain permits are contingent upon many variables outside of our control and may increase costs of or cause delay to our mining endeavors. There can be no assurance that all necessary approvals and permits will be obtained, and if they are obtained, that the costs involved will make it economically unfeasible to continue our exploration of some or all of our properties.

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

A material portion of our holdings includes unpatented mining claims. The validity of unpatented claims is often uncertain and may be contested. These claims are located on federal land or involve mineral rights that are subject to the claims procedures established by the General Mining Law of 1872, as amended. We are required make certain filings with the county in which the land or mineral is situated and annually with the BLM and pay an annual holding fee of $125 per claim. If we fail to make the annual holding payment or make the required filings, our mining claim would become invalid. In accordance with the mining industry practice, generally a company will not obtain title opinions until it's determined to sell a property. Also no title insurance is available for mining. Accordingly, it is possible that title to some of our undeveloped properties may be defective and in the event we do not have good title to our properties, we would be forced to curtail or cease our business exploratory programs on the property site.

Item 3 - Controls and Procedures

We maintain "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures as of June 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2006, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities

     On April 6, 2006, the Company issued 136,364 restricted common shares to accredited investor pursuant to a private placement of securities under
     Section 4(2) and Rule 506 promulgated under the Securities Act, in an aggregate amount of $300,000. The placement also provided with each share of common stock a three-year warrant to purchase one share of common stock at an exercise price of $2.20 per share. The warrants are callable under certain circumstances.

     On June 5, 2006, the Board of Directors granted 144,000 two-year options to a new directors with an exercise price of $2.99 per share.

     During the quarter ending June 30, 2006, the Company issued 40,000 shares of common stock for $26,000 for the exercise of options at $0.65 per share.

     During the quarter ending June 30, 2006, the Company issued 50,000 shares of common stock to for $28,000 to a former director of the Company for the exercise of options at $0.56 per share.


Item 6.  Exhibits and Reports on Form 8-K

          (a)     Exhibits

                  31.1     Certification of Charles C. Mottley pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

                  31.2     Certification of Stephen J. Antol pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

                  32.1     Certification of Charles C. Mottley pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

                  32.2     Certification of Stephen J Antol pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 18, 2006          EL CAPITAN PRECIOUS METALS, INC.


                                 By:
                                    --------------------------------------------
                                    Charles C. Mottley
                                    President, Chief Executive Officer and
                                    Director

Dated:  August 18, 2006          By:
                                    --------------------------------------------
                                    Stephen J. Antol
                                    Chief Financial Officer and Treasurer