Form 10QSB/A
period 2006-06-30
EL CAPITAN PRECIOUS METALS INC
filed 2006-08-21
CIK 1135202

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 AMENDMENT NO.1

                                   FORM 10-QSB/A

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

                              EXPLANATORY COMMENT


This Amendment No. 1 to the Quarterly Report on form 10-QSB for El Capitan Precious Metals, Inc. for the fiscal quarter ended June 30, 2006, is being filed for the purpose correcting the signature and certification pages. In the original filing, conformed signature pages were inadvertently omitted.

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

Dated:  August 18, 2006          EL CAPITAN PRECIOUS METALS, INC.


                                 By:/s/ Charles C. Mottley
                                    --------------------------------------------
                                    Charles C. Mottley
                                    President, Chief Executive Officer and
                                    Director

Dated:  August 18, 2006          By:/s/ Stephen J. Antol
                                    --------------------------------------------
                                    Stephen J. Antol
                                    Chief Financial Officer and Treasurer