Form 10KSB/A
period 2005-09-30
EL CAPITAN PRECIOUS METALS INC
filed 2006-09-15
CIK 1135202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                  FORM 10-KSB/A

|X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2005

|_| Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to ____________

                        Commission File Number 333-56262

                        EL CAPITAN PRECIOUS METALS, INC.
                 (Name of small business issuer in its charter)

             NEVADA                                           88-0482413
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
 incorporation or organization)

                       14301 North 87th Street, Suite 216
                            Scottsdale, Arizona 85260
               (Address of principal executive offices)(Zip Code)

         Issuer's telephone number, including area code: (480) 607-7093

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

       Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

The issuer had no revenue for its most recent fiscal year.

The aggregate market value of the issuer's voting stock held as of August 31, 2006 by non-affiliates of the issuer was approximately $102,122,881 based on the closing market price of the Registrant's common stock of $1.61 as reported on the OTC Bulletin Board.

As of August 31, 2006, issuer had 73,284,409 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Format: Yes |_| No |X|

Documents incorporated by reference: none

                        EL CAPITAN PRECIOUS METALS, INC.
                                  FORM 10-KSB/A

                               EXPLANATORY COMMENT

This Amendment No. 1 to the Annual Report on Form 10-KSB for El Capitan Precious Metals, Inc, (the "Company") for the fiscal year ended September 30, 2005 is being filed for the purpose of correcting and restating an error in ascribing a value to certain securities held by the Company as described in more detail in Footnote 4 to the Consolidated Financial Statements. Additionally, the Company has incorporated additional disclosures in Items 1 and 2 to improve the descriptions of the Company's business and properties.

THIS REPORT MAY CONTAIN CERTAIN "FORWARD-LOOKING" STATEMENTS AS SUCH TERM IS DEFINED BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE REGISTRANT'S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE REGISTRANT'S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," "INTENT," "COULD," "ESTIMATE," "MIGHT," "PLAN," "PREDICT" OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE REGISTRANT'S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO ACQUISITIONS, GOVERNMENTAL REGULATION, MANAGING AND MAINTAINING GROWTH, THE OPERATIONS OF THE COMPANY AND ITS SUBSIDIARIES, VOLATILITY OF STOCK PRICE AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER REGISTRANT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development

      El Capitan Precious Metals, Inc. (hereinafter, the "Company," "we" and "our" refer to El Capitan Precious Metals, Inc.) is a precious minerals company based in Scottsdale, Arizona. We are an exploration stage company that owns interests in several properties located in the southwestern United States. We are principally engaged in the exploration of precious metals and other minerals. Our primary asset is a 40% equity interest in El Capitan, Ltd., an Arizona corporation which holds an interest in the El Capitan property located near Capitan, New Mexico. Additionally, our assets include interests in the COD property located near Kingman, Arizona and the Weaver property located near Congress, Arizona. There is no assurance that a commercially viable mineral deposit exists on any of our properties. Additional exploration will be required before a final evaluation can be made as to the economic and legal feasibility of a particular property. To date, we have not had any revenue producing operations.

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

      On March 18, 2003, we acquired all of the issued and outstanding common stock of El Capitan Precious Metals, Inc., a Delaware corporation ("ECPN"), in exchange for the issuance to ECPN's shareholders of 39,000,000 shares of our Common Stock, which constituted approximately 85% of our total shares outstanding immediately following the exchange. ECPN constituted the accounting acquirer in the transaction, and the transaction was recorded as a reverse acquisition. On April 11, 2003, we changed our name to "El Capitan Precious Metals, Inc." Immediately after the transaction Gold and Minerals Co., Inc., a Nevada corporation ("Gold and Minerals"), which then held 77.5% of ECPN's total outstanding equity, became our controlling shareholder holding 30,225,000 shares of our Common Stock, then constituting 66.1% of our outstanding Common Stock.

      After the transaction with ECPN, our primary asset was a 40% equity interest in El Capitan, Ltd., an Arizona corporation which owns the El Capitan Mine, an inactive iron and related ore mine located in New Mexico, including the assets used to explore the property. The El Capitan property contains four patented claims and three unpatented claims on approximately 200 acres in the Capitan Mountains in Lincoln County, New Mexico. The other 60% equity interest in El Capitan, Ltd. is held by Gold and Minerals.

      In August 2003, we acquired from Gold and Minerals certain assets known as the COD property located near Kingman, Arizona. The assets we obtained included thirteen mining claims granted by the United States Bureau of Land Management (the "BLM"), a building and personal property. In consideration for the purchase, we issued 3,600,000 shares of our Common Stock to Gold and Minerals, holding a market value at that time of approximately $1,440,000. Because the COD property was acquired from our controlling stockholder, who had no monetary economic basis in the property, in exchange for our Common Stock, the transaction was accounted for as a non-monetary exchange and the COD property was recorded at no value on our financial statements. Contemporaneously with the purchase of the COD property, we entered into a management consulting agreement with Mr. Larry Lozensky, the President of Gold and Minerals, pursuant to which Mr. Lozensky agreed to continue to manage the COD property until December 31, 2004 in exchange for a management consulting fee of $20,000 per month and the issuance to Mr. Lozensky of 600,000 shares of our Common Stock. Under the management consulting agreement, we obtained the right to pay the management consulting fee to Mr. Lozensky in the form of our Common Stock. From the expiration of the management consulting agreement on December 31, 2004 through March 31, 2005, Mr. Lozensky continued to manage the COD property on behalf of the Company on a month-to-month basis for a management consulting fee of $10,000 per month. Since March 31, 2005, Mr. Lozensky has continued to provide management services for the COD property without compensation from the Company.

      In May 2004, the Company executed a joint venture agreement (the "Joint Venture") with U.S. Canadian Minerals, Inc. ("U.S. Canadian"), a publicly-traded Nevada company, to explore and utilize the COD property, including the recovery of any gold and silver from the tailings of the COD Mine. The Joint Venture is to exist under the name "CanEl" until May 2020, unless terminated earlier pursuant to the terms of the Joint Venture. Under terms of the Joint Venture Agreement, the Company was required to transfer to U.S. Canadian an 80% interest in the COD mine in exchange for 720,000 restricted shares of U.S. Canadian common stock. Pursuant to a stock split effected by U.S. Canadian, the Company currently holds 2,160,000 shares of the U.S. Canadian stock. On the date of the original transaction, shares of unrestricted freely trading U.S. Canadian common stock traded at $2.85 per share, or, adjusted for the split, at $0.95 per share. At September 30, 2005, 1,000,000 of these shares were utilized as collateral for a $300,000 debenture of the Company. Subsequent to the year end, the holder of the debenture and the Company agreed to convert the debenture into a private placement offering of the Company's securities. On October 28, 2005, the Company used these shares as collateral security for a convertible promissory note issued by the Company in the aggregate amount of $750,000.

      The U.S. Canadian common stock was restricted with respect to sale until May 2005. U.S. Canadian's common stock is currently traded on the Pink Sheets, its most recent SEC filings have not been reviewed by an independent registered public accounting firm, and it faced a SEC imposed temporary trading suspension in October of 2004, which has since expired. The Company also has continuing involvement (as discussed below) related to the COD property. Based on these factors, no gain on the sale was recorded and the Company has ascribed a value of $2,052,000 to the common stock received at September 30, 2004, the value on the date of the transaction, and recorded a deferred gain on the sale of an asset and is classified as a long term liability. Because these securities have no readily ascertainable value on a securities exchange or over-the-counter market, the Company has determined that the accounting prescribed for equity securities in Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities does not apply. Changes in market value of these securities are accounted for as an adjustment to the carrying value of the securities with a corresponding adjustment to the carrying value of the deferred gain liability account. The transaction was recorded in accordance with current Generally Accepted Accounting Principles ("GAAP").

      When the U.S. Canadian Common Stock resumes trading on the Bulletin Board, and once the Company's assessment of the common stock allows for classification of the securities as marketable securities, it intends to classify the investment as available for sale under SFAS No. 115.

      Under the Joint Venture, the Company is to explore the COD site and contribute the equipment as required. U.S. Canadian contributed 90 days operating capital, which provided for three workers, fuel, necessary equipment, and equipment repair and maintenance. The parties have also agreed to share the costs and expenses of the property in accordance with their profit participation in the property. Net profits, if any, from the tailings and settlement pond will be split equally among the Company and U.S. Canadian, and U.S. Canadian shall retain 100% of any other profit. Currently this project is on hold as U.S. Canadian is focusing on bringing current their SEC filings and to resume trading on the Bulletin Board, and, accordingly, no exploratory work has been performed as to determine the extent, if any, of potential minerals in the tailings.

      In addition to the Joint Venture, the Company also retained U.S. Canadian as a consultant for a period of two years to provide services pertaining to, among other things, identifying, studying and evaluating merger, acquisition, joint venture, strategic alliance and other proposals as well as implementation of financial public relations programs for the Company. In exchange for its services, U.S. Canadian was issued a one-year warrant to acquire up to 3,000,000 shares of El Capitan common stock exercisable at $0.14 per share. This warrant expired on May 15, 2005, unexercised. The total compensation cost related to the warrants was valued at $108,000 utilizing the Black Scholes option pricing method; the entire amount was expensed during the year ended September 30, 2004.

      In July 2004, we acquired from Gold and Minerals the Weaver property located near Congress, Arizona. Consideration for this purchase was 3,000,000 shares of our Common Stock, which had a market value of $400,000 on the closing date. Because the Weaver Mine was acquired from our controlling stockholder at the time in exchange for our Common Stock, and as Gold and Minerals had no economic monetary basis in the property, the transaction was accounted for as a non-monetary exchange and the Weaver property was recorded at no value on our financial statements as that was the basis Gold and Minerals had.

      In July 2004, we signed an agreement with Mr. Bob Langguth regarding the exploration of the Rainbow Valley property, consisting of claims located on approximately 1,620 acres in Maricopa County, Arizona. Under the terms of this agreement, we paid Mr. Langguth $2,500 per month from August 2004 to January 2006 for management of the testing, permitting and further development of the property. Mr. Langguth passed away in January 2006, and the Company has not made any decisions as to the continued management of the property since such time.

      Upon the completion of successful testing and permitting, we were required to make a final payment of $100,000 to Mr. Langguth. In addition, we have agreed to pay a royalty of $1.00 per ton for each ton of iron ore shipped from the property as well as 3% of the profit before taxes for any sales of minerals from this property. Considering Mr. Langguth's passing prior to the completion of these steps, the Company has not determined how it intends to proceed with the property.

(b) Business of Issuer

      We are an exploration stage company that owns interests in several properties located in the southwestern United States. We are principally engaged in the exploration of precious metals and other minerals. At this time, we are not engaged in any revenue-producing operations.

      The Company has been structured into two divisions: the (i) Precious Metals Division and (ii) the Iron Ore Division. Through our Precious Metals Division, we are continuing the exploration of the El Capitan, COD, and Weaver property sites. As noted in more detail below in Item 2, these properties are in various stages of exploration. After completing final testing to determine the existence and concentration of precious metals or other minerals at these properties, and if the results of such testing are positive, the Company anticipates formalizing plans to sell one or more of these properties to major mining companies in 2006 or later.

      Progress on the Iron Ore Division has been halted due to considerable issues relating to rail transportation. The Company anticipates no additional involvement in this area at this time.

      Over the last year, we have also been working on a proprietary process for the extraction of precious metals from various property interests. We anticipate the results of the final testing of this proprietary process and related products by outside refineries by the end of March 2006. If the results of the outside verification indicate that the process is economically feasible, the Company's intention is to build a small pilot test plant and implement this proprietary process into production.

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

      High, low and average London afternoon fix prices for gold, silver and platinum for the period from January 1, 2005 to September 30, 2005 and for the years ended December 31, 2004, 2003 and 2002 are as follows:

Gold - London Afternoon Fix Prices - US Dollars

                  Period                      High       Low     Average
                  ------                     -------   -------   -------
From January 1, 2005 to September 30, 2005   $473.25   $411.10   $432.00
For the year ended December 31, 2004          454.20    375.00    409.72
For the year ended December 31, 2003          416.25    328.18    363.38
For the year ended December 31, 2002          349.30    277.75    309.73
Data Source: Kitco

Silver - London Afternoon Fix Prices - US Dollars

                  Period                      High       Low     Average
                  ------                     -------   -------   -------
From January 1, 2005 to September 30, 2005   $7.5700   $6.3900   $7.0682
For the year ended December 31, 2004          8.2900    5.4950    6.6711
For the year ended December 31, 2003          5.9650    4.3700    4.8758
For the year ended December 31, 2002          5.0975    4.2350    4.5995
Data Source: Kitco

Platinum - London Afternoon Fix Prices - US Dollars

                  Period                      High       Low     Average
                  ------                     -------   -------   -------
From January 1, 2005 to September 30, 2005   $930.00   $844.00   $877.56
For the year ended December 31, 2004          936.00    744.00    845.31
For the year ended December 31, 2003          840.00    603.00    691.31
For the year ended December 31, 2002          607.00    453.00    539.13
Data Source: Kitco

      Should we be successful in our exploration and locate gold or other precious metals, our ability to sell any of our properties would be highly dependent upon the price of these precious metals, the market for which can be highly volatile. There is no assurance that should any of the properties be successfully explored, it will generate significant revenue from the sale of any precious metals to provide appreciable revenue to our Company.

Competition

      The mining industry has historically been highly competitive. It is dominated by multi-billion dollar, multi-national companies that possess resources exponentially greater than ours. Additionally, due to our limited resources, we do not intend to develop any of our properties, but rather to only perform exploration on our properties with the anticipation of selling any properties in which our exploration proves successful. Given our size and financial condition, there is no assurance we can compete with any larger companies for the acquisition of additional potential mineral properties.

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

      Compliance with the various federal and state government regulations requires us to obtain multiple permits for each mining property. Although the requirements may differ slightly in each of the respective states in which we hold claims or may hold claims in the future, the process of permitting the claims generally requires the filing of a "Notice of Intent to Locate Mining Claims" and the payment of a fee of $25 to the BLM office in the state in which the claim is located. Subsequently, we are required to file and record a New Location Notice for each such claim within ninety days of locating the claim, the fee for which is approximately $165. On an annual basis, we are required to pay a maintenance fee of $125 per claim, together with payments of approximately $5 each for annual bulk fuel and water well permits.

      To the extent we intend to take action on a property that is more than "casual use," which generally includes activities that cause only negligible disturbance to the land (this would not generally include drilling or operating earthmoving equipment on the property), we are required to prepare and file with the BLM either a notice of operation or plan of operation identifying the activity we intend to take on the property, including a plan of reclamation indicating how we intend to return the land to its prior state upon completion of our activities. For each claim that we file a notice or plan of operations, we are required to pay a one-time reclamation bond to the BLM to be used toward restoration of the property upon completion of our activities. The amount of the reclamation bond is determined by the BLM based upon the scope of the activity described in the notice or plan of operation, and will thus vary with each property. To date, we have only filed a plan of operation on the El Capitan property. We were required to pay a reclamation bond of $15,000 in connection with the plan of operation, and upon payment were issued a notice to proceed from the BLM. This allows us to proceed with or current plan of operation on up to 5 acres. The cost of obtaining a similar notice to proceed on our other properties, or for future plans of operation on the El Capitan property, will be determined by the BLM and be dependent upon the scope of the related activity, and we are thus unable at this time to estimate the total cost of such permits.

      Although there is no guarantee that the regulatory agencies will timely approve, if at all, the necessary permits for our current and anticipated explorations, we have no reason to believe at this time that we will not obtain the necessary permits in due course.

Employees

      We currently have five employees, all of whom are full-time. Three of these employees also serve as directors of the Company. Our non-employee directors devote only such time to our business as is necessary to conduct the administrative operations of the Company. Additionally, the Company uses consultants for the testing and exploration of property claims. As administrative requirements expand, we anticipate hiring additional employees, and utilizing a combination of employees and consultants as necessary to conduct of these activities.

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

      The El Capitan property is owned by El Capitan Ltd., an Arizona corporation. In 2002, in consideration of $100,000 and all of the outstanding shares of our common stock, we acquired a 40% equity interest in El Capitan Ltd. from Gold and Minerals, which holds the other 60% equity interest. The property consists of four patented and nine BLM lode claims; a mineral deposit is covered by these claims. The lode claims known as Mineral Survey Numbers 1440, 1441, 1442 and 1443 were each located in 1902 and patented in 1911. During October and November 2005, the Company staked and claimed on property surrounding the El Capitan site located in Lincoln County, New Mexico. This increased the total claimed area to approximately 10,000 acres. The additional staking and claiming around our original site was done upon recommendations from the Company's consulting geologist to insure protection of El Capitan Ltd's interests.

      On January 1, 2006, El Capitan, Ltd. finalized the purchase of the four patented mining claims on the property, which constitute approximately 77.5 acres in the aggregate. In consideration for the claims, El Capitan, Ltd. transferred to the selling parties 2,100,000 shares of ECPN Common Stock owned by Gold and Minerals. Pursuant to an agreement between El Capitan, Ltd. and Thelma Bouldin, DMR Resources, Mike Dunn, Kingfisher Resources, Inc., M.A.R.S. Inc., Stephanie Malone, Don Rodolph, Mike Rodolph, Norbert Rother and Steven Rother, all of whom were selling parties, the stock was valued at an aggregate of $1,722,000, or $0.82 per share, the market value of the Company's stock on November 11, 2005. Pursuant to an arrangement with Gold and Minerals, ECPN is obligated to pay 40% of the expenses of El Capitan, Ltd. (in proportion with its equity ownership interest of El Capitan, Ltd.), and thus was obligated to pay Gold and Minerals $688,800 for the purchase of the patented mining claims by ECL. During the first quarter of fiscal year 2006, ECPN offset its portion of the purchase price against existing obligations of Gold and Minerals to ECPN in the aggregate amount of $612,416 relating to past expenditures relating to El Capitan, Ltd. that were paid by ECPN, resulting in an obligation to Gold and Minerals of $76,384, including interest, as of December 31, 2005.

      The main El Capitan deposit is exposed in an open-pit and outcrops within a nearly circular 1,300 foot diameter area, with smaller bodies stretching eastward for a distance of up to 7,000 feet. The El Capitan property includes two magnetite-dominant bodies. The upper magnetite zone lies below a limestone cap that is a few tens of feet thick, and that is bleached and fractured with hematite-calcite fracture filling. Hematite is an iron oxide mineral, and calcite is a calcium carbonate mineral. Below the limestone cap, there is a mineral deposit which consists mainly of calc-silicate minerals, or minerals which have various ratios of calcium, silicon and oxygen. Beneath the calc-silicate deposit is granite rock. The El Capitan deposit has an abundance of hematite, which occurs with calcite in later stage fracture fillings, breccias (rock composed of sharp-angled fragments), and stockworks (multi-directional fractured rock containing veinlets of hydrothermally introduced materials).

      To our knowledge, prior to its acquisition by El Capital Ltd., the property was last active in 1988. The property was previously drilled as an iron
(Fe) resource by the U.S. Bureau of Mines in 1944 and 1948. From 1961 to 1988, to our knowledge, an estimated 250,000 tons of iron ore were produced on the property. Prior to December 2004, there had not been any significant exploration completed on the property. There had only been shallow drilling of the upper magnetite horizon, which was completed by the U.S. Bureau of Mines in 1944 and 1948, and additionally performed by El Capitan Ltd. in 2002. Additionally, there was geologic mapping of the property at a scale of 1:3,600 by Kelley in 1952.

      El Capitan Ltd. has obtained all the required permits to enter the property and conduct drilling and other exploratory work. In addition to its annual maintenance filings and payment of an annual maintenance fee to the BLM for the claims ($125 per year) and of bulk fuel and water well permits ($5 each per year), El Capitan Ltd. has filed a plan of operation to conduct drilling and other exploratory work on up to 5 acres on the El Capitan site. Upon payment of a reclamation bond of $15,000 to cover anticipate costs associated with reclamation of the property, El Capitan Ltd. received from the BLM a Minimal Impact Existing Mining Operation Permit enabling it to perform its current exploratory programs.

      Potential mineralization has been defined as two separate types: (i) magnetite iron, and (ii) hematite-calcite mineralized skarn and limestone which may contain precious metals. By using core holes located at strategic points throughout the property, we have been able to develop subsurface information and define the mineralization. To date, there have been no proven commercial precious metals reserves on the El Capitan property site. To establish "reserves" (as defined under Industry Guide 7 issued by the SEC) on any of our properties, we will be required to establish that the property was commercially viable; to establish commercial viability, we will be required to complete significant additional exploration and testing, including more extensive drilling, obtain positive engineering results and complete an economic feasibility study on the property. The Company has not completed a feasibility study on the property, and thus cannot identify the economic significance of the property at this time.

      The Company has retained AuRIC Metallurgical Labs of Salt Lake City, Utah ("AuRIC") to further test the El Capitan property. AuRIC offers significant assay and metallurgical experience in the gold and platinum group metals. AuRIC has performed tests on samples from the El Capitan property, which have resulted in potential commercial values. We have also retained the services of Dr. Clyde Smith to work with AuRIC in the testing of the property. Dr. Smith is a Consulting Geologist with over 30 years of experience in the mining industry. Dr. Smith holds a B.A from Carleton College, a M.Sc. from the University of British Columbia, and a Ph.D. from the University of Idaho. Dr. Smith also served as a member of the Industrial Associates of the School of Earth Sciences at Stanford University for several years.

      Over the years, samples taken on the property, including samples taken by El Capitan Ltd., have given low-grade precious metal results when using standard fire assay methods. In May 2004, we commissioned AuRIC to use its proprietary alkali fusion assay method on samples taken from the property. Alkali fusion assays, which are a more aggressive form of assay which completely convert the sample into water soluble salts, are not currently an industry standard assay method.

      In January 2005, El Capitan Ltd. completed a preliminary 32-sample surface sampling and assay program on the property to determine the property's gold and platinum potential using AuRIC's alkali fusion assay method. This preliminary sampling was completed by Dr. Smith. An employee of AuRIC, which completed the assay on the samples, assisted Dr. Smith in the latter portion of the sampling process. This preliminary sampling and assay program was followed by two stages of diamond drilling and rotary drilling, totaling 22 holes between April 2005 and August 2005.

      Stage 1 of the drilling program was completed between April and May 2005, and consisted of 1,082 feet drilled in 12 vertical core holes, with depths ranging from 15 to 133 feet. Between June and August 2005, we completed Stage 2 drilling, which consisted of both drilling in areas adjacent to some of the Stage 1 drilling holes and drilling in new target areas to the southwest of the main deposit site. Stage 2 drilling consisted of 2,092 feet of combined core and rotary footage in 10 vertical holes, ranging from 81.5 to 344.5 feet in additional drilling.

      As the alkali fusion process used by AuRIC is not standard, the Company retained Mr. Richard Daniele, a metallurgical engineer with Daniele Metal-Mineral Services, to complete an independent third-party verification of the AuRIC results which were performed at an independent laboratory of Mr. Michael J. Wendell of Wendell and Company. The results of the verification were lower than the AuRIC results, but Mr. Daniele concluded that they were sufficient to demonstrate that the alkali fusion assay method was a valid analytical procedure to analyze materials and that verification of the AuRIC results had been achieved.

      In each of the sampling processes, El Capitan Ltd. did not provide either AuRIC or Mr. Wendell a blank quality control sample, which is a man-made sample that incorporates the same mineral components as a sample taken from the property in question, but absent the precious mineral components located in the property samples. Blank quality control samples are relatively common practice in the industry and are used effectively as placebos in the assay process to ensure that samples are not contaminated at the lab. The Company's failure to use a blank quality control sample as often used in the industry may have some effect on the integrity of the results of such testing. As part of its internal controls, AuRIC was, however, able to test its procedures with two certified standard samples obtained by it from the Nevada Bureau of Mines and Geology (one for gold and silver and one for gold, platinum and palladium) and two from the CDN Resource Laboratories Ltd. of Delta, British Columbia (both of which were for gold, platinum and palladium); a certified standard sample is a sample that is made available to different labs to act as a placebo and tested to determine a standard testing result, to which the assayer's results can be compared as a check against contamination or other flaws in the assaying process. AuRIC processed the certified standard samples and compared its results to the standard results, enabling it to determine that its results were within a suitable variance of the results obtained by the certified standards. A portion of the certified standard samples obtained by AuRIC were also provided to Mr. Wendell when completing the independent third-party verification.

      Based on the results from the assays, El Capitan Ltd. performed Stage 3 drilling in the first two quarters of fiscal year 2006. Stage 3 consisted of 23 holes of reverse circulation drilling totaling approximately 9,625 feet. Drill cuttings are now at Auric, and fusion assays of these holes are now being carried out.

      El Capitan Ltd. has entered into agreements with various contractors (as referenced above) to complete exploration of the property. Each of the respective contractors utilizes its own equipment to complete such exploration and testing. El Capitan Ltd. does, however, have located at the El Capitan site equipment acquired by Gold and Minerals during the periods 1998 - 2001 and transferred to El Capitan, Ltd. This equipment, all of which is in general working condition, is located at the site but currently unused:

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

      o     and other miscellaneous mining supplies and equipment

      In the event the Company receives suitable testing results and report from Dr. Smith, it intends to market the property for sale to potential buyers, including major mining companies. On September 27, 2005, the Company entered into an Agreement with Pavlich Associates (Pavlich) which provides for Pavlich to be the primary representative of El Capitan Precious Metals, Inc. in the sale of the El Capitan property to all viable third party mineral companies. The Agreement provides for consulting time charges, expenses and a success fee of $250,000, less the sum of the consulting time charges paid under the Agreement, for the successful sale of the Project.

COD Property

      The COD property is an underground property located in the Cerbat mountains in Mohave County, Arizona, approximately 11 miles north, northwest of Kingman, Arizona. The Cerbat mountains consist mainly of pre-Cambrian metamorphic rock which is intruded by granite, overlain by younger Tertiary-era volcanic rock. The property can be reached by taking Interstate 40 north out of Kingman to the Stockton Hill Road exit. After going approximately 5 miles north on Stockton Hill Road, there is a subdivision road extending west. Following the subdivision road to the second southern extension road, the visitor will see road signs showing the directions to the property from that point.

      The property contains 13 claims granted by the BLM. This property has previously been mined through two underground shafts leading to seven levels, most recently in the mid 1980's. The COD property was originally located in 1878.

      In 2003, we retained Mr. Larry Lozensky, the President of Gold and Minerals, to manage and oversee the COD site. Until December 31, 2004, this arrangement was governed by a management consulting agreement with Mr. Lozensky, pursuant to which he was paid a management fee of $20,000 per month and issued 600,000 shares of our Common Stock. From the expiration of that agreement in December 2004 through March 31, 2005, Mr. Lozensky continued to manage the COD property on behalf of the Company on a month-to-month basis for a management consulting fee of $10,000 per month. Since March 31, 2005, Mr. Lozensky has continued to manage and oversee the COD property without any compensation from the Company.

      Pursuant to a joint venture agreement with U.S. Canadian Minerals, Inc. ("U.S. Canadian") entered into in May 2004, where we transferred an 80% interest in the COD property to U.S. Canadian. Pursuant to the agreement, we plan to explore the property to determine the feasibility of recovering gold and silver from the tailings of the COD site. As administrator of the COD property, we are to receive 50% of the profits from the gold and silver tailings, if any. We are required to contribute the equipment necessary for such exploratory operations. U.S. Canadian has agreed to contribute 90 days operating capital to provide for at least three workers, fuel, necessary equipment, and equipment repair and maintenance. After the 90-day period, the parties are to split the costs and expenses related to the operation of the mine in accordance with their profit participation in the COD property. To date, the Company has spent approximately $2,500 on this project.

      The following equipment is located on the COD Mine property:

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

      o     compressors and generators

      o     hoists

      o     52' head frame including head frame, ore skip and work car

      o     miscellaneous other mining supplies and equipment

      The equipment was acquired by Gold and Minerals when they acquired the property.

      To date, the only activity that has been completed at the COD property is the preliminary improvement of the road to the site to increase access and to the mine entrance to improve security. We have applied for permits to perform initial exploration on the property to take samples for analysis. We have not, however, completed any material exploration to determine whether any potential reserves exist at the site. In the event the joint venture receives suitable testing results, it will determine the economic feasibility of successfully marketing the property for sale to potential buyers, including major mining companies. Currently, the project is on hold as U.S. Canadian has been focusing on bringing current their SEC filings and to resume trading on the Bulletin Board. Subsequent to our current year ended, in November 2005, our Board of Directors approved an amendment to the joint venture agreement whereby the Company will contribute $50,000 for the completion of the geological field study. As consideration for this advance, the Company will be reimbursed this advance and any other incurred expenses, and all net proceeds from the sale of the site, after deducting all incurred costs, are to be split equally with U.S. Canadian. Until we resume work on this property, Mr. Lozensky is completing the necessary annual filings with the BLM to enable the joint venture to retain the interest in the property, and serves as a liaison between the Company and U.S. Canadian.

Weaver Property

      The Weaver property consists of approximately 40 acres of land located in Maricopa County, Arizona. The Weaver mountains are made up mainly of pre-Cambrian granite and metamorphic rock, overlain by Tertiary-era volcanic rock. The property is located approximately 75 miles north of Phoenix, near Congress, Arizona. From Congress, Arizona, the site can be reached by taking State Highway 89 north out of Congress to Stanton Road, taking Stanton Road east to Stanton, Arizona. The site is located approximately 1.5 miles northeast of Stanton, Arizona.The Weaver property was acquired from our majority shareholder, Gold and Minerals. Prior to the acquisition by Gold and Minerals, the site was operated by our President, Charles C. Mottley, and a partner of Mr. Mottley. Mr. Mottley and his partner operated the site from 1982 to 1984, mining approximately 150,000 tons of iron ore during that period of time.

      The Company intends to complete additional exploration of this property, and depending on its findings, to determine the economic feasibility of the property to be marketed for sale to potential buyers, including major mining companies.

Rainbow Valley Property

      The Rainbow Valley property consists of approximately 1,620 acres located in Maricopa county, approximately 30 miles south of Phoenix near Mobile, Arizona. In July 2004, we signed an agreement with Mr. Bob Langguth regarding the exploration of the Rainbow Valley property, consisting of claims located on approximately 1,620 acres in Maricopa County, Arizona. The property was permitted and was drilled and assayed in early 2005 to determine the iron ore content of the site. Under the terms of the agreement, Mr. Langguth was to be paid $2,500 monthly for managing the testing, further development of the property, necessary permitting and consulting on other properties the Company may have an interest in. Upon completion of the successful testing and permitting of the site, the Company would be obligated to pay the seller $100,000.

      The payments under this arrangement ceased in January 2006 due to the death of Mr. Langguth. The Company has determined that it does not intend to proceed with the testing or acquisition of this property.

Executive Offices

      Our executive offices are located at 14301 North 87th Street, Suite 216, Scottsdale Arizona, 85260. On November 1, 2004, we entered into a two-year lease for the space, at a monthly rent of $3,845. We believe that the offices are adequate to meet our current requirements. Other than our properties as described above, the Company does not own any real property.

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

      Future sales of a substantial number of shares of our Common Stock in the public market could adversely affect the market price for our Common Stock and make it more difficult for shareholders to sell our Common Stock at times and prices that they believe are appropriate. As of January 10, 2006, we had issued and outstanding 72,314,813 shares of Common Stock, warrants to purchase up to an aggregate amount of 7,910,000 shares of Common Stock, a convertible security convertible into an aggregate amount of 2,600,000 shares of Common Stock and 1,250,000 shares issuable upon the exercise of outstanding options. Of our Common Stock issued and outstanding, 49,652,419 shares are free of restrictions and freely transferable, 3,858,343 are transferable subject to trading restrictions under Rule 144 of the Securities Act of 1933, as amended and 18,804,051 are restricted from transfer for varying time periods under Rule 144 of the Securities Act of 1933.

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

Unless we develop or are able to sell one or our properties, we will not have enough cash to fund operations through the next fiscal year.

      As of September 30, 2005, we had only $131,772 of cash on hand. We will be required to raise additional capital in financing transactions in order to satisfy our expected cash expenditures. We continually evaluate business opportunities, such as joint venture processing agreements, with the aim of creating cash flow for working capital. Based on our current monthly utilization of working capital, we have sufficient cash to fund operations through October 2005. In the event that we are unable to obtain additional capital, we may be forced to reduce our operating expenditures or to cease development and operations altogether. We have not had revenue-generating operations and may never generate revenues.

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

Risks Relating to Our Business

Until we locate precious metals on one or more of our properties, we may not have any potential of generating any revenue.

      Our ability to sell our properties depends on the success of our exploration program. Mineral exploration for precious metals is highly speculative, and is often unsuccessful. Even if exploration leads to a valuable deposit, it might take several years to enter into an agreement for sale of a property. During that time, depending on economic conditions, it might become financially or economically unfeasible to produce the minerals at a particular property. A shortage of working capital would prohibit us from further exploration of our properties.

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

      We rely on estimates of the content of mineral deposits in our properties, which estimates are inherently imprecise and depend to some extent on statistical inferences drawn from both limited drilling on our properties and the placement of drill holes that are not spaced close enough to one another to enable us establish probable or proven results. These estimates may prove unreliable. Additionally, we have relied upon small independent laboratories to assay our samples, which may produce results that are not as consistent as a larger commercial laboratory might produce.

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

      In January 2005, El Capitan Ltd. completed the first of multiple samplings on the El Capitan property, the initial sampling being 32 surface samples prepared for assaying. This preliminary sampling was completed by Dr. Smith. An employee of AuRIC Metallurgical Labs, which subsequently performed the assay on the samples, assisted Dr. Smith in collecting a portion of the samples in the latter stages of the sampling. AuRIC's participation in both the sampling process and completion of the assay on those samples creates the potential question as to the independence of the involved parties and the integrity of the results.

      To date, El Capitan Ltd. has not provided AuRIC and the other assayers a blank quality control sample at the time it provided samples from the property. A blank quality control sample is a man-made sample that incorporates the same mineral components as a sample taken from the property in question, but absent the precious mineral components located in the property. Blank quality control samples are relatively common practice in the industry and are used effectively as placebos in the assay process to ensure that samples are not contaminated at the lab. The Company's failure to use a blank check sample as often used in the industry may have some effect on the integrity of the results of such testing. As part of its internal controls, however, AuRIC instead obtained two certified standard samples from the Nevada Bureau of Mines and Geology (one for gold and silver and one for gold, platinum and palladium) and two from CDN Resource Laboratories Ltd. of Delta, British Columbia (both of which were for gold, platinum and palladium); a certified standard sample is a sample that is made available to labs to again act as a placebo and tested to determine a standard testing result, to which the assayer's results can be compared as a check against contamination or other flaws in the assaying process. A portion of these certified standard samples were also provided to Michael J. Wendell with respect to a later assay completed by Mr. Wendell.

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

Any inability to retain key personnel may negatively affect our prospects.

      We are highly dependent upon the abilities and experience of our officers. We may not be able to retain these individuals in the future, and the loss of one or more of these individuals could have a material effect or our administrative operations. The strong competition within the mining industry makes the recruitment and retention of employees knowledgeable of the mining industry difficult and crucial to success.

Our inability to obtain additional financing would diminish our ability to fund our current exploration projects or acquire interests in other properties.

      Additional financing will be needed in order to fund beyond the initial exploration of our properties. Our means of acquiring investment capital is limited to private equity and debt transactions. Other than the interest earned on our short-term investments or further financing, we have no other source of currently available funds to engage in additional exploration, which will be necessary to explore our current property interests or to acquire interests in other mineral exploration projects that may become available. See "Risks Relating to Our Financial Condition - We currently do not have enough cash to fund operations during the next fiscal year."

The nature of mineral exploration is inherently risky, and we may not ever discover marketable amounts of precious minerals.

      The exploration for mineral deposits involves significant financial risks, which even experience and knowledge may not eliminate regardless of the amount of careful evaluation applied to the process. While the discovery of an ore body may result in substantial rewards, very few properties are ultimately developed into producing mines.

      Whether a deposit will be commercially viable depends on a number of factors: financing costs; proximity to infrastructure; the particular attributes of the deposit, such as its size and grade; and governmental regulations, including regulations relating to prices, taxes, royalties, infrastructure, land use, importing and exporting of gold and environmental protection.

      The effect of these factors cannot be accurately predicted, and the combination of any of these factors may prevent us from selling a property and receiving an adequate return on our invested capital.

Extensive government regulation and environmental risks may require us to discontinue operations.

      Our business is subject to extensive federal, state and local laws and regulations governing exploration, development, production, labor standards, occupational health, waste disposal, and use of toxic substances, environmental regulations, mine safety and other matters. Additionally, new legislation and regulations may be adopted at any time that affects our business. Compliance with these changing laws and regulations could require increased capital and operating expenditures and could prevent or delay the sale of some or all of the Company's properties.

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

      Obtaining the necessary permits can be a complex and time-consuming process involving multiple jurisdictions, and requiring annual filings and the payment of annual fees. As the Company currently has no source of revenue, the payment of the costs of continued permitting is dependent upon our ability to obtain financing. Additionally, the duration and success of our efforts to obtain permits are contingent upon many variables outside of our control and may increase costs of or cause delay to our mining endeavors. There can be no assurance that all necessary approvals and permits will be obtained, and if they are obtained, that the costs involved will make it economically unfeasible to continue our exploration of some or all of our properties.

Mineral exploration is extremely competitive, and we may not have adequate resources to successfully compete.

      There is a limited supply of desirable mineral properties available for claim staking, lease or other acquisition in the areas where we contemplate participating in exploration activities. We compete with numerous other companies and individuals, including competitors with greater financial, technical and other resources than we possess, and are thus in a better position to search for and acquire attractive mineral properties. Additionally, due to our limited financial and other resources, we do not anticipate developing or producing on any of our properties, but rather only exploration with the intent to sell any property on which exploration proves successful. Accordingly, our ability to acquire properties in the future will depend not only on our ability to explore and sell our present properties, but also on our ability to select and acquire suitable properties or prospects for future exploration. We may not be able to compete successfully with our competitors in acquiring such properties or prospects.

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

                                      Price Range
                                    --------------
         Quarter Ended               High     Low
---------------------------------   -----    -----
December 31, 2003                   $0.40    $0.26
March 31, 2004                       0.32     0.18
June 30, 2004                        0.26     0.12
September 30, 2004                   0.75     0.13

December 31, 2004                   $1.00    $0.43
March 31, 2005                       0.85     0.41
June 30, 2005                        0.57     0.41
September 30, 2005                   0.62     0.35

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

(d) Equity Compensation Plan Information

                                                                                     Number of securities
                                   Number of securities to     Weighted-average     remaining available for
                                   be issued upon exercise   price of outstanding    future issuance under
                                   of outstanding options,    options, warrants       equity compensation
                                     warrants and rights          and rights         plan (excluding (a))
                                             (a)                     (b)                      (c)
                                   -----------------------   --------------------   -----------------------
Equity compensation plans
  approved by security holders                   --                    --                         --
Equity compensation plans not
  approved by security holders            1,150,000                 $0.56                  3,558,381(1)
                                          ---------                 -----                  ---------
Total                                     1,150,000                 $0.56                  3,558,381

(1) The Company has registered (i) 261,444 shares on Form S-8 on June 14, 2004 and (ii) 4,455,709 shares on Form S-8 on July 19, 2005. These shares may be issued to certain employees and consultants as compensation for services rendered to the Company. Pursuant to, and subject to, individual agreements with such employees or consultants, the Company may issue shares of its Common Stock to such employees or consultants in lieu of accrued salary or fees, as applicable. In the event of an issuance of Common Stock in lieu of salary or fees, as applicable, the number of shares to be issued to the employee or consultant is to be equal to the amount to be paid in Common Stock divided by a purchase price to be not less than the most recent sale price of the Company's Common Stock. The amount in column c is the number of securities that remain unissued of those registered pursuant to the Form S-8, but it is not yet determined whether those shares will be issued in the future.

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

      On October 28, 2005, the Company issued pursuant to a private placement under Section 4(2) of the Securities Act an 8% convertible secured debenture in the principal amount of $750,000, together with a warrant to purchase 500,000 shares of the Company's common stock at an exercise price of $.60 per share. The convertible secured debenture matures on April 28, 2007. Until maturity, and subject to the Company's right to prepay, the principal and interest under the convertible secured debenture are convertible into shares of the Company's common stock at a conversion price of $.50 per share. Additionally, the Company granted the purchaser of the debenture an option to purchase an additional debenture in the amount of $550,000, together with warrants to purchase 366,667 shares of Common Stock at an exercise price of $0.60 per share, on or prior to April 28, 2006. The Company also issued a finder who assisted in obtaining the debt facility for the Company a warrant to purchase 225,000 shares of Common Stock at an exercise price of $0.60 per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      Results of Operations. We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until late in the second calendar quarter of 2006, if ever. Net loss increased $1,930,521 from $1,314,320 for the year ended September 30, 2004 to $3,244,841 for the year ended September 30, 2005. Our net loss increase in 2005 from 2004 was mainly due to increases in: professional fees approximating $1,137,000, which consists of legal, audit and review, finders and marketing fees; administrative consulting fees approximating $419,000, which consist of the office support staff including the CFO, Secretary and Vice President of Administration, Marketing and Communication and their related duties; mine expenses approximating $676,000; and general and administrative and other expenses approximating $115,000. These increases were offset by decreases in officer compensation approximating $102,000 and management fees to related parties approximating $204,000.

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

      We will continue to prove up our various mining properties and finalize the formal report on the El Capitan property site with the intent to formalize and implement the marketing plan for the sale of this site. During this period we also intend to finalize the proprietary process the Company has been working on for extraction of precious metal from various other property interests.

      Liquidity. As of September 30, 2005, we had only $131,772 of cash on hand. We will be required to raise additional capital in financing transactions in order to satisfy our expected cash expenditures. At September 30, 2005, based upon the Company's current working capital utilization rate, the Company has working capital to fund one and a quarter month's operations.

      The Company also contemplates the exercise of the call options on various warrants, which if exercised, would provide the Company significant working capital to continue its exploratory programs. Such warrants are callable at the Company's option if (i) the closing sales price of the Company's common stock is at or above $1.25 per share (subject to adjustment as appropriate for stock splits, stock dividends, stock combinations, etc.) for a period of ten consecutive days and (ii) the shares of common stock issuable upon exercise of the warrants are covered under an effective registration statement. In such an event, the Company must provide thirty days written notice of the Company's exercise of such call right. In the event the warrant holder does not exercise the warrant within such thirty-day time period, the warrants are redeemable by the Company at a price per warrant share of $.001. Additionally, we continually evaluate business opportunities such as joint venture processing agreements with the objective of creating cash flow to sustain the corporation and provide a source of funds for growth. There are no assurances of success in Company's ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If management's plans are not successful, operations and liquidity may be adversely impacted. In the event that we are unable to obtain additional capital, we may be forced to reduce our operating expenditures or to cease development and operations altogether.

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

      On October 28, 2005, the Company issued pursuant to a private placement under Section 4(2) of the Securities Act an 8% convertible secured debenture in the principal amount of $750,000, together with a warrant to purchase 500,000 shares of the Company's common stock at an exercise price of $.60 per share. The convertible secured debenture matures on April 28, 2007. Until maturity, and subject to the Company's right to prepay, the principal and interest under the convertible secured debenture are convertible into shares of the Company's common stock at a conversion price of $.50 per share. Additionally, the Company granted the purchaser of the debenture an option to purchase an additional debenture in the amount of $550,000, together with warrants to purchase 366,667 shares of Common Stock at an exercise price of $0.60 per share, on or prior to April 28, 2006. The Company also issued a finder who assisted in obtaining the debt facility for the Company a warrant to purchase 225,000 shares of Common Stock at an exercise price of $0.60 per share.

      Off-Balance Sheet Arrangements. During the year ended September 30, 2005, the Company did not engage in any off balance sheet arrangements as defined in item 303(c) of the SEC's Regulation S-B.

      Uncertainties Relating to Forward Looking Statements. This report may contain certain "forward-looking" statements as such term is defined by the Securities and Exchange Commission in its rules, regulations and releases, which represent the company's expectations or beliefs, including but not limited to, statements concerning the company's operations, economic performance, financial condition, growth and acquisition strategies, off-balance sheet arrangements, and future operational plans including plans for the El Capitan property, for this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intent," "could," "estimate," "might," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the company's control, and actual results may differ materially depending on the variety of important factors, including uncertainty related to the company's operations, mergers or acquisitions, governmental regulation, the value of the company's assets and any other factors discussed in this and other company filings with the securities and exchange commission.

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

ITEM 7. FINANCIAL STATEMENTS

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                          ------
Reports of Independent Registered Public Accounting Firms..............      F-1

Consolidated Balance Sheet - September 30, 2005........................      F-3

Consolidated Statements of Operations - Years ended September 30, 2005 and 2004 and for the period July 26, 2002 (inception) through
  September 30, 2005...................................................      F-4

Consolidated Statements of Changes in Stockholders' Deficit - period from July 26, 2002 (inception) through September 30, 2002 and for the
  years ended September 30, 2003, 2004 and 2005........................      F-5

Consolidated Statements of Cash Flows - Years ended September 30, 2005 and 2004 and for the period July 26, 2002 (inception) through
  September 30, 2005...................................................      F-8

Notes to Consolidated Financial Statements.............................     F-10

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

      As discussed in Note 4 to the accompanying consolidated financial statements, the Company has restated the consolidated balance sheet as of September 30, 2005.


/s/ Epstein Weber & Conover, PLC
Scottsdale, Arizona
January 6, 2006, except for Note 4, as to which the date is July 7, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
El Capitan Precious Metals Inc.
Scottsdale, Arizona

We have audited the consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows of El Capitan Precious Metals Inc. and Subsidiary (an exploration stage mining company) for the year ended September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of El Capitan Precious Metals Inc. and Subsidiary for the year ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ HEIN & ASSOCIATES LLP

Phoenix, Arizona
January 14, 2005

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)

                           Consolidated Balance Sheet
                               September 30, 2005
                                   (Restated)

                              ASSETS
Current Assets:
  Cash                                                               $  131,772
  Advance to officer                                                      1,064
  Subscriptions receivable, common stock                                 68,000
  Prepaid expenses and other                                             12,123
  Due from affiliated company                                           351,946
  Note and interest receivable - affiliated company                     133,611
                                                                     ----------
    Total Current Assets                                                698,516
                                                                     ----------
Furniture and Equipment at Cost                                          69,101
  Less: accumulated depreciation                                         (7,790)
                                                                     ----------
                                                                         61,311
                                                                     ----------
Other Assets:
  Investment in exploratory properties                                  100,008
  Deposits                                                               16,445
  Note receivable net of allowance for doubtful account of $12,500           --
  Investment in common stock of USCA.PK                                 432,000
                                                                     ----------
                                                                     $1,308,280
                                                                     ==========
               LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable                                                   $  293,950
  Accrued liabilities                                                   175,670
  Interest payable, other                                                18,344
  Notes payable, other                                                  300,000
                                                                     ----------
    Total Current Liabilities                                           787,964
Long-Term Note Payable, less discount of $90,758                        209,242
Deferred Gain                                                           432,000
                                                                     ----------
    Total Liabilities                                                 1,429,206
                                                                     ----------
Commitments, Contingencies and Subsequent Events (Notes 5, 8, 9
  and 13)
Stockholders' Deficit:
  Preferred stock, $0.001 par value;  5,000,000 shares
    authorized; none issued and outstanding                                  --
  Common stock, $0.001 par value; 300,000,000 shares authorized;
    69,408,749 issued and outstanding                                    69,409
  Additional paid-in capital                                          5,952,072
  Deficit accumulated during the exploration stage                   (6,142,407)
                                                                     -----------
    Total Stockholders' Deficit                                        (120,926)
                                                                     ----------
                                                                     $1,308,280
                                                                     ==========

                 See notes to consolidated financial statements.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)

                      Consolidated Statement of Operations

                                                                            Period From
                                                                           July 26, 2002
                                                                            (Inception)
                                                Year Ended September 30,      Through
                                               -------------------------   September 30,
                                                  2005           2004           2005
                                               -----------   -----------   -------------
REVENUES                                       $        --   $        --    $        --
                                               -----------   -----------    -----------
GENERAL AND ADMINISTRATIVE EXPENSES:
  Professional fees                              1,497,752       360,288      2,760,649
  Officer compensation expense                     179,000       281,000        970,034
  Administrative consulting fees                   418,875            --        418,875
  Management fees, related parties                  36,000       240,000        320,500
  Legal and accounting fees                        209,108       188,399        462,490
  Exploration expenses                             691,746        15,631        707,377
  Other                                            161,747        46,800        225,071
                                               -----------   -----------    -----------
                                                 3,194,228     1,132,118      5,864,996
                                               -----------   -----------    -----------
LOSS FROM OPERATIONS                            (3,194,228)   (1,132,118)    (5,864,996)
                                               -----------   -----------    -----------
OTHER INCOME (EXPENSE):
  Interest income                                   16,313            --         16,313
  Interest expense:
    Related parties (Note 5)                          (739)      (12,623)       (28,220)
    Other                                          (44,552)      (38,329)      (112,619)
  Expenses associated with debt issuance and
    conversion                                     (21,635)     (131,250)      (152,885)
                                               -----------   -----------    -----------
                                                   (50,613)     (182,202)      (277,411)
                                               -----------   -----------    -----------
NET LOSS                                       $(3,244,841)  $(1,314,320)   $(6,142,407)
                                               ===========   ===========    ===========
Basic and diluted net loss per common
  share                                             $(0.05)       $(0.02)        $(0.11)
                                               ===========   ===========    ===========
Weighted average number of common
  shares outstanding                            67,395,928    54,707,858     53,768,274
                                               ===========   ===========    ===========

                 See notes to consolidated financial statements.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)

                Consolidated Statements of Stockholders' Deficit
              From July 26, 2002 (Inception) to September 30, 2005

                                                                                            Deficit
                                                                                          Accumulated
                                         Common Stock                        Additional    During The
                                     --------------------      Stock           Paid-In    Exploration
                                       Shares      Amount   Subscriptions      Capital       Stage          Total
                                     ----------   -------   -------------    ----------   ------------    -----------
Initial issuance of common stock in
  September 2002, $0.00 per share     3,315,000   $ 3,315        $--          $ (3,306)   $        --    $         9
Net loss, period ended                       --        --         --                --        (21,577)       (21,577)
                                     ----------   -------        ---          --------    -----------     ----------
Balances at September 30, 2002        3,315,000     3,315         --            (3,306)       (21,577)       (21,568)
Issuance of common stock to Gold
  and Minerals Company, Inc. in
  connection with purchase of
  interest in assets of El Capitan,
  Ltd. in November 2002, $0.00
  per share                          30,225,000    30,225         --           (30,217)            --              8
Issuance of common stock for cash
  in November 2002, $0.00 per share   5,460,000     5,460         --            (5,446)            --             14
                                     ----------   -------        ---          --------    -----------     ----------
                                     39,000,000    39,000         --           (38,969)       (21,577)       (21,546)
Acquisition of DML Services, Inc.
  on March 17, 2003                   6,720,000     6,720         --           (56,720)            --        (50,000)
Common stock issued in connection
  with notes payable in March 2003,
  $0.03 per share                       525,000       525         --            16,975             --         17,500
Common stock and warrants issued
  for services in March 2003, $1.26
  per share                             150,000       150         --           188,850             --        189,000
Common stock issued under executive
  compensation agreement in March
  2003, $0.45 per share               1,057,140     1,057         --           478,943             --        480,000
Issuance of common stock to Gold
  and Minerals Company, Inc. in
  connection with purchase of COD
  property in August 2003, $0.00
  per share                           3,600,000     3,600         --            (3,600)            --             --
Common stock issued under
  management agreement in August
  2003, $0.35 per share               1,057,140     1,058         --           368,942             --        370,000
Net loss, year ended September 30,
  2003                                       --        --         --               --      (1,561,669)    (1,561,669)
                                     ----------   -------        ---          --------    -----------     ----------
Balances at September 30, 2003       52,109,280   $52,110        $--          $954,421    $(1,583,246)   $  (576,715)

                 See notes to consolidated financial statements.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)

                Consolidated Statements of Stockholders' Deficit
              From July 26, 2002 (Inception) to September 30, 2005

                                                                                                   Deficit
                                                                                                 Accumulated
                                                Common Stock                        Additional    During The
                                            --------------------        Stock        Paid-In     Exploration
                                              Shares      Amount   Subscriptions     Capital        Stage          Total
                                            ----------   -------   -------------    ----------   -----------    -----------
Cost associated with warrants issued                --   $    --   $       --       $ 108,000    $        --    $   108,000
Common stock issued under executive
  compensation agreement in May 2004,
  $0.13 per share                            1,350,000     1,350           --         178,650             --        180,000
Common stock issued under management
  agreement in May 2004, $0.13 per share     1,350,000     1,350           --         178,650             --        180,000
Common stock issued for services in June
  2004, $0.20 per share                        836,760       837           --         163,728             --        164,565
Common stock issued in connection with
  notes payable in June 2004, $0.25
  per share                                    225,000       225           --          56,025             --         56,250
Common stock issued under executive
  compensation agreement in July 2004
  $0.14 per share                              285,714       286           --          39,714             --         40,000
Common stock issued under
  management agreement in July 2004,
  $0.14 per share                              285,714       285           --          39,715             --         40,000
Common stock issued for acquisition of
  Weaver property interest in July
  2004, $0.00 per share                      3,000,000     3,000           --          (3,000)            --             --
Common stock issued for services in
  July 2004, $0.15 per share                   703,740       704           --         105,128             --        105,832
Common stock issued for retirement of
  a note payable and accrued interest in
  July 2004, $0.13 per share                 1,343,154     1,343           --         177,744             --        179,087
Common stock issued under executive
  compensation agreement in August 2004
  $0.14 per share                              142,857       143           --          19,857             --         20,000
Common stock issued under
  management agreement in August
  2004, $0.14 per share                        142,857       143           --          19,857             --         20,000
Common stock issued for services in
  August 2004, $0.20 per share                  50,000        50           --           9,950             --         10,000
Common stock issued under executive
  compensation agreement in September
  2004, $0.43 per share                         46,511        46           --          19,954             --         20,000
Common stock issued under
  management agreement in September
  2004, $0.43 per share                         46,511        47           --          19,953             --         20,000
Common stock issued for retirement of
  notes payable and accrued interest
  in September 2004, $0.35 per share           751,518       751           --         262,280             --        263,031
Beneficial Conversion feature of Notes
  payable                                           --        --           --          75,000             --         75,000
Stock subscriptions                                 --        --       50,000              --             --         50,000
Net loss, year ended September 30, 2004             --        --          --               --     (1,314,320)    (1,314,320)
                                            ----------   -------      -------       ----------   -----------    -----------
Balances at September 30, 2004              62,669,616   $62,670      $50,000       $2,425,626   $(2,897,566)   $  (359,270)

                 See notes to consolidated financial statements.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)

                Consolidated Statements of Stockholders' Deficit
              From July 26, 2002 (Inception) to September 30, 2005

                                                                                                  Deficit
                                                                                                Accumulated
                                                Common Stock                       Additional    During The
                                            --------------------       Stock         Paid-In    Exploration
                                              Shares      Amount   Subscriptions     Capital       Stage         Total
                                            ----------   -------   -------------   ----------   -----------   -----------
Subscribed stock issued                         20,000   $   200     $(50,000)     $   49,800   $        --   $        --
                                                                                                                  200,000
Common stock issued in settlement of
  accounts payable in October 2004, at
  $0.82 per share                               20,000        20            --         16,361            --        16,381
Common stock issued for professional
  in October 2004, at $0.66 per share          106,500       106            --         70,029            --        70,135
Common stock issued for consulting agree-
  ment in November 2004, $0.60 per share     1,536,859     1,537            --        920,578            --       922,115
Common stock sold in private placement
  in November 2004 at $0.50 per share        2,110,000     2,110            --      1,052,890            --     1,055,000
Common stock issued in settlement of
  Accounts payable in November 2004
  at $0.60 per share                            25,000        25            --         14,975            --        15,000
Common stock sold in private placement
  In December 2004 at $0.50 per share           50,000        50            --         24,950            --        25,000
Costs associated with warrants issued               --        --            --        135,000            --       135,000
Costs associated with stock private
  placement                                         --        --            --        (19,363)           --       (19,363)
Common stock sold in private placement
  in January 2005 at $0.50 per share           265,000       265            --        132,235            --       132,500
Common stock issued for retirement of
  notes payable and accrued interest in
  February 2004 at $0.40 per share             432,701       433            --        172,647            --       173,080
Common stock sold in private placement
  in March 2005 at $0.50 per share             200,000       200            --         99,800            --       100,000
Beneficial conversion of notes payable              --        --            --         21,635            --        21,635
Costs associated with warrants issued               --        --            --         14,000            --        14,000
Discounts associated with issuance of
  convertible debt with detachable
  warrants                                          --        --            --        113,448            --       113,448
Common stock sold in private placement
  May-June 2005 at $0.40 per share             880,000       880            --        351,120            --       352,000
Common stock sold in private placement
  In July 2005 at $0.40 per share              360,000       360            --        143,640            --       144,000
Common stock issued for consulting
  services In August 2005 at $0.57
  per share                                      8,772         9            --          4,991            --         5,000
Common stock issued for unpaid
  consulting In August 2005 at $0.38
  per share                                    544,291       544            --        207,706            --       208,250
Share rounding on affiliate share
  distribution to its shareholders                  10        --            --              4            --             4
Net loss, year ended September 30, 2005             --        --            --             --    (3,244,841)   (3,244,841)
                                            ----------   -------     ---------     ----------   -----------   -----------
Balances at September 30, 2005              69,408,749   $69,409     $      --     $5,952,072   $(6,142,407)  $  (120,926)
                                            ==========   =======     =========     ==========   ===========   ===========

                 See notes to consolidated financial statements.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)

                      Consolidated Statements of Cash Flows

                                                                                 Period From
                                                                                July 26, 2002
                                                                                 (Inception)
                                                     Year Ended September 30,      Through
                                                    -------------------------   September 30,
                                                        2005          2004          2005
                                                    -----------   -----------   -------------
Cash Flows From Operating Activities:
  Net loss                                          $(3,244,841)  $(1,314,320)   $(6,142,407)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Costs associated with common stock and
    warrants                                          1,405,539       964,647      3,468,304
  Beneficial conversion feature of notes payable         21,635        75,000         96,635
  Amortization of discount on notes payable              22,690            --         40,190
  Provision for uncollectible note
    receivable                                           50,000            --         62,500
  Depreciation                                            7,790            --          7,790
  Changes in operating assets and liabilities:
      Increase in advance to  officer                    (1,064)           --         (1,064)
      Increase in interest receivable                   (13,611)           --        (13,611)
      Increase in prepaid expenses and other            (12,123)           --        (12,123)
      Increase in expense advances on behalf of
        affiliated company                             (351,946)           --       (351,946)
      Increase in deposits                              (16,445)           --        (16,445)
      Increase in accounts payable                      101,596       168,284        293,950
      Increase in accrued liabilities                   124,968        17,568        175,670
      (Decrease) in accrued liabilities,
        related parties                                      --       (70,500)            --
      (Decrease) increase in interest payable,
        related parties                                  (1,652)       12,968             --
      Increase in interest payable, other                 2,373        36,805         18,344
                                                    -----------   -----------    -----------
          Net Cash Used in Operating Activities      (1,905,091)     (109,548)    (2,374,213)
                                                    -----------   -----------    -----------
Cash Flows From Investing Activities:
  Purchase of property interest                              --       (14,000)      (100,000)
  Purchase of furniture and equipment                   (69,101)           --        (69,101)
  Issuance of notes receivable                         (236,930)           --       (249,430)
  Payments received on notes receivable                  66,930            --         66,930
  Cash paid in connection with acquisition of
    DLM Services, Inc.                                       --            --        (50,000)
                                                    -----------   -----------    -----------
      Net Cash Used in Investing Activities            (239,101)      (14,000)      (401,601)
                                                    -----------   -----------    -----------
Cash Flows From Financing Activities:
  Proceeds from the sale of common stock              1,740,500            --      1,740,523
  Costs associated with sale of stock                   (19,363)           --        (19,363)
  Proceeds from notes payable, related parties               --        47,400        219,900
  Proceeds of notes payable, other                      600,000        63,300      1,022,300
  Stock subscription received                                --        50,000         50,000
  Repayment of notes payable, related parties           (42,577)      (14,823)       (61,900)
  Repayment of notes payable, other                     (25,000)           --        (43,874)
                                                    -----------   -----------    -----------
      Net Cash Provided by Financing Activities       2,253,560       145,877      2,907,586
                                                    -----------   -----------    -----------
Increase in Cash                                        109,368        22,329        131,772
Cash, Beginning of Period                                22,404            75             --
                                                    -----------   -----------    -----------
Cash, Ending of Period                              $   131,772   $    22,404    $   131,772
                                                    ===========   ===========    ===========

                 See notes to consolidated financial statements.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)

                      Consolidated Statements of Cash Flows

                                                                                  Period From
                                                                                 July 26, 2002
                                                                                  (Inception)
                                                      Year Ended September 30,      Through
                                                      ------------------------   September 30,
                                                           2005        2004          2005
                                                        ----------   --------    -------------
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                              $      950   $  1,117      $    1,177
                                                        ==========   ========      ==========
    Cash paid for income taxes                          $       --   $     --      $       --
                                                        ==========   ========      ==========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
    Issuance of common stock to Gold and Minerals
      Company, Inc. in connection with the purchase
      of interest in of El Capitan, Ltd.                $       --   $      8      $        8
                                                        ==========   ========      ==========
    Issuance of common stock to Gold and Minerals
      Company, Inc. in connection with the purchase
      of the COD property (Note 1)                      $       --   $     --      $    3,600
                                                        ==========   ========      ==========
    Issuance of common stock to Gold and Minerals
      Company, Inc. in connection with the purchase
      of the Weaver property                            $       --   $  3,000      $    3,000
                                                        ==========   ========      ==========
    Costs associated with warrants issued               $  149,004   $108,000      $  257,004
                                                        ==========   ========      ==========
    Stock based compensation                            $1,205,500   $800,397      $3,044,897
                                                        ==========   ========      ==========
    Issuance of common stock for financing costs        $       --   $ 56,250      $   56,250
                                                        ==========   ========      ==========
    Issuance of common stock for interest costs         $    3,683   $     --      $   62,801
                                                        ==========   ========      ==========
    Conversion of accounts payable to equity            $   31,381   $     --      $   31,381
                                                        ==========   ========      ==========
    Conversion of accrued interest to equity            $   15,971   $     --      $   15,971
                                                        ==========   ========      ==========
    Conversion of notes payable and accrued
      interest for the issuance of common stock         $  153,426   $442,118      $  595,544
                                                        ==========   ========      ==========

                 See notes to consolidated financial statements.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)

                   Notes to Consolidated Financial Statements

                     Years Ended September 30, 2005 and 2004

NOTE 1 - BUSINESS, OPERATIONS, ORGANIZATION, LIQUIDITY AND BASIS OF PRESENTATION

      Business and Operations - On July 26, 2002, El Capitan Precious Metals, Inc. was incorporated as a Delaware corporation to engage in the business of acquiring properties containing precious metals, principally gold, silver, and platinum. On March 18, 2003, El Capitan Precious Metals, Inc. (Delaware) entered into a share exchange agreement with DML Services, Inc. ("DML"), a Nevada corporation, and became the wholly owned subsidiary of DML. On April 11, 2003, DML changed its name to El Capitan Precious Metals, Inc. The results of El Capitan Precious Metals, Inc., a Nevada corporation (formerly DML Services, Inc.) and its wholly owned Delaware subsidiary of the same name (collectively "El Capitan" or the "Company") are presented on a consolidated basis.

      The Company is in the exploration stage and since inception, has completed certain acquisitions and transactions (Note 2), but has not had any revenue producing operations.

      Organization - The Company was previously organized as DML Services, Inc., a Nevada corporation, formed in 2000. On March 17, 2003, DML sold the assets and operations of its catering and food service business to the executive officers and directors of DML in exchange for the return of 30,120,000 shares of DML and cash of $50,000, paid by El Capitan. On March 18, 2003, DML acquired all of the issued and outstanding common stock of El Capitan in exchange for 39,000,000 shares of DML's common stock issued to the El Capitan stockholders, which represented 85% of the Company's total shares outstanding immediately following the exchange. As a result of a four share for one stock split completed by DML on November 25, 2002, and the retirement of 30,120,000 post-reverse-split shares which took place immediately prior to closing the transaction, the stockholders of DML hold 6,720,000 shares of the Company's common stock, which represents 15% of the total outstanding shares of common stock of the Company immediately following the exchange.

      The El Capitan transaction was recorded as a reverse acquisition based on factors demonstrating that El Capitan constituted the accounting acquirer. The shareholders of El Capitan received 85% of the post-acquisition outstanding common stock of DML. In addition, post-acquisition management personnel and the initial board member of the Company now consist of individuals previously holding positions with El Capitan. The historical stockholders' equity of El Capitan prior to the exchange was retroactively restated (a recapitalization) for the equivalent number of shares received in the exchange after giving effect to any differences in the par value of the DML and El Capitan common stock, with an offset to additional paid-in capital. The restated consolidated deficit accumulated during the development stage of the accounting acquirer (El Capitan) has been carried forward after the exchange.

      Basis of Presentation and Going Concern - The accompanying financial statements have been prepared assuming the Company will continue as going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is an exploration stage company and since its inception has had no revenues and has incurred recurring losses aggregating $6,142,407 accumulated during the exploration stage. In addition, the Company does not have a revolving credit facility with any financial institution. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital, negotiating adequate financing arrangements and on achieving sufficiently profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)

                   Notes to Consolidated Financial Statements

                     Years Ended September 30, 2005 and 2004

      The Company believes its cash requirements over the next fiscal year can be funded through a combination of financing activities completed and projected subsequent to year-end and prior to cash flow generated through operations. The Company has completed a private placement during the quarter ended December 31, 2005 (Note 13) and also completed a placement of a convertible debenture (Note 13). The Company also anticipates exercising the call option on various warrants, which, if exercised, would provide the Company significant working capital to continue its exploratory programs. We continually evaluate business opportunities such as joint venture processing agreements with the objective of creating cash flow to sustain the corporation and provide a source of funds for growth. While the Company believes it will be able to finance its continuing activities, there are no assurances of success in this regard or in the Company's ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If management's plans are not successful, operations and liquidity may be adversely impacted.

      Given the Company's limiting operating history, lack of revenue, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 2 - ACQUISITIONS AND DIVESTITURES

      Acquisition of El Capitan Property from Gold and Minerals Company, Inc. - In October 2003, the Company completed the acquisition of a 40% equity interest in El Capitan, Ltd. ("ECL"), an Arizona corporation, which prior to the transaction was wholly-owned subsidiary of Gold and Minerals Company, Inc. ("Minerals"), a Nevada corporation. Minerals is affiliated with the Company in that it is a shareholder of the Company and the Company's CEO/President is a shareholder of Minerals. Minerals is involved in the exploration and testing of potential mineral properties. Consideration for the acquisition consisted of the issuance of 30,225,000 shares of the Company's common stock to Minerals (which occurred in November 2002, and which constituted a 77.5% equity ownership in the Company prior to the reverse acquisition) and $100,000 cash, of which $86,000 was paid through September 30, 2003, and $14,000 was paid in October 2003. Minerals retained the remaining 60% ownership in El Capitan, Ltd.

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

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)

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

      Pursuant to an arrangement with Minerals, the Company is obligated to Minerals to pay $688,800 for the purchase of the patented mining claims by ECL. The Company intends to offset its portion of the purchase price against existing obligations of Minerals due the Company.

      Purchase of Mining Claims from Minerals - In August 2003, the Company acquired from Minerals certain mining claims granted by the United States Bureau of Land Management, buildings and personal property known as the COD property located near Kingman, Arizona. The COD property is an inactive underground mine consisting of thirteen mining claims as well as various outbuildings and other associated personal property. In consideration for the purchase, we issued 3,600,000 shares of our Common Stock to Gold and Minerals, having a market value on the date of the transaction of approximately $1,440,000. Because the COD property was acquired from our then controlling stockholder in exchange for our Common Stock, and Minerals had no economic monetary basis in the property, the transaction was accounted for as a non-monetary exchange and the COD property was recorded, in accordance with Generally Accepted Accounting Principles (GAAP), at no value on our consolidated financial statements.

      Sale of 80% of Mining Claims and Joint Venture - In May 2004, the Company executed a joint venture agreement (the "Joint Venture") with U.S. Canadian Minerals, Inc. ("USCA.PK"), a publicly-traded Nevada company, to explore and utilize the COD Mine, including the potential recovery of gold and silver from the tailings of the COD Mine. The Joint Venture is to operate under the name "CanEl" until May 2020, unless terminated earlier pursuant to the terms of the Joint Venture. Under terms of the Joint Venture Agreement, the Company was required to transfer to USCA.PK an 80% interest in the COD mine in exchange for 720,000 shares of USCA.PK common stock. Pursuant to a stock split affected by USCA.PK, the Company currently holds 2,160,000 shares of the USCA.PK common stock. On the date of the original transaction, shares of unrestricted freely trading USCA.PK common stock traded at $2.85 per share, or as adjusted for the split, at $0.95 per share. At September 30, 2005, 1,000,000 these shares were pledged as security for the $300,000 convertible debenture note. See NOTE 7.

      The USCA.PK common stock was restricted with respect to sale until May 2005. USCA.PK's common stock is currently traded on the Pink Sheets, its most recent SEC filings have not been reviewed by an independent registered public accounting firm, and it faced a SEC imposed temporary trading suspension in October of 2004, which has since expired. The Company also has continuing involvement (as discussed below) related to the COD property. Based on these factors, no gain on the sale was recorded and the Company has ascribed a value of $2,052,000 to the common stock received at September 30, 2004, the value on the date of the transaction, and recorded a deferred gain on the sale of an asset and is classified as a long term liability. Because these securities have no readily ascertainable value on a securities exchange or over-the-counter market, the Company has determined that the accounting prescribed for equity securities in Statement of Financial Accounting Standard (SFAS) No 115, Accounting for Certain Investments in Debt and Equity Securities does not apply. Changes in market value of these securities are accounted for as an adjustment to the carrying value of the securities with a corresponding adjustment to the carrying value of the deferred gain liability account. The transaction was recorded in accordance with current GAAP.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)

                   Notes to Consolidated Financial Statements

                     Years Ended September 30, 2005 and 2004

      The value of the USCA.PK at September 30, 2005 was determined as described in Note 4.

      When the USCA.PK common stock resumes trading on the Bulletin Board, and once the Company's assessment of the common stock allows for classification of the securities as marketable securities, it intends to classify the investment as available for sale under SFAS No. 115.

      The Joint Venture provides that the Company is to explore the COD Mine as it relates to the tailings and settlement pond and contribute the equipment needed for such exploration activities, which have not yet begun. USCA.PK agreed to contribute 90 days operating capital to provide for at least three workers, fuel, necessary equipment agreed upon by the parties, and equipment repair and maintenance and paid $12,500 in July 2004. Net profits, if any, from the tailings and settlement pond operations will be split equally among the Company and USCA.PK. This project has been on hold as USCA.PK has been focusing on brining current their SEC filings and to resuming trading on the Bulletin Board. Subsequent to our current year ended, our Board of Directors approved an amendment to the Joint Venture Agreement whereas the Company will contribute $50,000 for the completion of the geological field study. As consideration for this advance, the Company will be reimbursed this advance and any other incurred expenses and all net proceeds after deducting all incurred costs, are to be split equally with USCA.PK.

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

      Acquisition of Weaver Mining Claims - In July 2004, we acquired from Gold and Minerals the Weaver property located near Congress, Arizona. Consideration for this purchase was 3,000,000 shares of our Common Stock, which had a market value of $400,000 on the closing date. At the time the Weaver Mine was acquired from our controlling stockholder in exchange for our Common Stock, Gold & Minerals had no economic monetary basis in the property. Accordingly, the transaction was accounted for as a non-monetary exchange and the Weaver property was recorded at no value on our financial statements and was done in accordance with current GAAP.

      Purchase Agreement for Rainbow Valley Property - In July 2004 the Company signed an agreement with an individual for the acquisition of approximately 1,620 acres located in Maricopa County, Arizona. The property has been permitted and the property and was drilled and assayed in early 2005 to determine the iron ore content of the site. Currently it is the Company's intent to finalize and verify the test results by an outside refinery and based upon the results of this property and compared to other properties the Company is in process of testing and confirming, management will determine the final disposition of this site during the first calendar quarter of 2006.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)

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

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)

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

      Stock-Based Compensation - Transition and Disclosure - The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and the related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. If the exercise price of employee stock options is under the market price of the underlying stock on the date of grant, compensation expense is recorded for the price differential times the quantity of options granted. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation," as amended by SFAS No. 148, "Accounting For Stock-Based Compensation - Transition & Disclosure."

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

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)

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

                                                         Year Ended September 30,
                                                        -------------------------
                                                            2005         2004
                                                        -----------   -----------
       Net loss, as reported                            $(3,244,841)  $(1,314,320)
       Add: total stock-based employee
         compensation expense included in
         reported net loss                                1,317,636            --
       Deduct - stock-based compensation
         expense determined under the fair
         value method, net of tax effect                 (1,369,202)           --
                                                        -----------   -----------
       Pro forma net loss                               $(3,296,407)  $(1,314,320)
                                                        ===========   ===========
       Loss per share:
           Net loss per share, as reported              $     (0.05)  $     (0.02)
                                                        ===========   ===========
           Net loss per share, pro forma                $     (0.05)  $     (0.02)
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

      Mineral Property Costs - Mineral property exploration costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has capitalized $100,008 of mineral property acquisition costs.

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

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)

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

NOTE 4 - RESTATEMENT AND CORRECTION OF AN ERROR

      Certain balance sheet balances at September 30, 2005, have been restated to reflect the accounting for U. S. Canadian Minerals, Inc. (USCA.PK) common stock received for the sale of the COD property in May 2004. Subsequent to the Company's year ended September 30, 2005, the Company evaluated the transaction treatment under GAAP and determined that the Company's original treatment of assigning no value to the shares was inconsistent with GAAP. The Company corrected this error and valued the shares at market value aggregating $2,052,000 on the date of the transaction, and recorded an offsetting amount as a liability classified as deferred gain. The Company has a continuing involvement related to the COD property. Based on these factors, no gain on the sale was recognized and any future decrease in market value of the securities, the reduction in value will reduce the deferred gain liability account accordance with current GAAP.

      Based upon the market value of the USCA.PK stock on January 6, 2006, the Company valued the shares at $432,000 as of September 30, 2005, and accordingly, recorded an impairment of the stock value of $1,620,000, with the offsetting amount reducing the deferred gain liability account. A summary of the restatement is as follows:

                       Summary Consolidated Balance Sheet
                               September 30, 2005

                                        As Previously   Restatement
                                          Reported       Adjustment   Restatement
                                        -------------   -----------   -----------
       Current Assets                     $ 698,516                    $  698,516
       Furniture and Equipment, net          61,311                        61,311
       Other Assets (Restated)              116,453       $432,000        548,453
                                         ---------                    ----------
       Total Assets                       $ 876,280                    $1,308,280
                                         =========                    ==========
       Current Liabilities                $ 787,964                    $  787,964
       Long-Term Note payable, Net          209,242                       209,242
       Deferred Gain (Restated)                  --        432,000        432,000
       Shareholders' Deficit               (120,926)                     (120,926)
                                         ---------                    ----------
       Total Liabilities and
         Shareholders' Deficit            $ 876,280                    $1,308,280
                                         =========                    ==========

NOTE 5 - INVESTMENTS IN USCA.PK

      At September 30, 2005 the Company owned 2,160,000 shares of U.S. Canadian Minerals, Inc. common stock. The market value per unrestricted share at the closing of the market on September 30, 2005 was $0.39 and on January 6, 2006 was $0.20, based on the last published sales price for these dates. The Company originally valued the shares at $2,052,000, the market value on the date of the transaction and recorded and offsetting amount as a liability classified as deferred gain. The Company has a continuing involvement related to the COD property. Based on these factors, no gain on the sale was recognized and any future decrease in market value of the securities, the reduction in value will reduce the deferred gain liability account in accordance with current GAAP.

      Based upon the market value of the USCA.PK stock on January 6, 2006, the Company valued the shares at $432,000 as of September 30, 2005, and accordingly, recorded an impairment of the stock value of $1,620,000, with the offsetting amount reducing the deferred gain liability account.

      On March 30, 2005, the Company pledged 1,000,000 shares of its USCA.PK investment as security for a secured convertible debenture note. See Note 7 and Note 13.

NOTE 6 - RELATED PARTY TRANSACTIONS

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

      Due from Affiliated Company - During the year ended September 30, 2005, the Company made net payments on behalf of Minerals amounting to $351,946 relating to costs incurred on the El Capitan mine site. Pursuant to an agreement effective October 1, 2004 between the two companies, costs incurred at the El Capitan property are to be split in accordance with their percentage ownership interest. The Company holds a 40% equity interest in El Capitan, Ltd., and Minerals holds the remaining 60% equity interest. To secure the amounts due under the note and the cost advances made on behalf Minerals by Company, Minerals has pledged to the Company 1,000,000 free trading shares of El Capitan Precious Metals, Inc. that it owns. During the quarter ended September 30, 2005, Minerals paid $150,000 towards its obligation under the Agreement. See Note 13 regarding subsequent events to our year end.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)

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

      Terms of the employment agreement also required the Company to issue 1,500,000 shares of common stock to the President should the Company sell the El Capitan property during the term of the employment agreement. The Agreement expired on March 18, 2005 and no shares were issued under this provision. On February 1, 2005, the Board of Directors amended and extended only the conditional option provision of employment agreement, which provided conditional stock options to be granted to the president if the El Capitan property is sold. The amended provision for conditional stock options provides that if the sale of the property is for a price in excess of $150,000,000, during the period March 18, 2005 through March 18, 2006, the Company is required to grant the president a five-year stock option to purchase 1,750,000 shares of the Company's common stock at an exercise price of $0.75 per share.

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

      Management Fees - The Company agreed to pay management fees to a stockholder ($5,000 per month beginning August 1, 2002), and its corporate secretary ($1,000 per month beginning October 1, 2002, increased to $3,500 per month beginning January 1, 2003 and reduced to $2,500 a month in September 2004). The agreements were on a month-to-month basis. The Company paid or accrued management fees pursuant to these agreements of $171,000 and $72,000during the years ended September 30, 2004 and 2003, respectively, and $275,000 during the period from July 26, 2002 (inception) through September 30, 2004. In June 2004, $68,100 representing the accrued management fees payable to the stockholder where converted to 346,260 shares of common stock of the Company. In July 2004 the shareholder and corporate secretary converted $105,832 of accrued management fees to 703,740 shares of common stock of the Company. In August 2004 the corporate secretary converted accrued fees of $10,000 to 50,000 shares of the Company's common stock. Accrued management fees at September 30, 2004 were $40,668. All conversion prices were equal to the closing price of the Company's common stock on the date of conversion.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)

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

NOTE 7 - NOTES PAYABLE OTHER

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

NOTE 8 - LONG-TERM NOTE PAYABLE

      On March 30, 2005, the Company issued a 10 % secured convertible debenture note for $300,000 to a stockholder of the Company. The note has a maturity of two and one-half years and contains a conversion feature into common stock at $0.60 per share. The note also provides for a five-year warrant to be issued for the purchase of common stock at an exercise price of $0.75. The note is collateralized by 1,000,000 shares of the U.S. Canadian Minerals Inc. common stock that the Company owns. The note also provides that if the Company should sell any of the 2,160,000 shares of the U.S. Canadian Minerals, Inc. stock, the Company must allocate thirty-five percent (35%) of the net proceeds towards the retirement of the debenture note.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)

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

NOTE 9 - CONSULTING AGREEMENTS

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

      On October 19, 2004, the Company entered into an Investment Advisory Agreement with Blake Advisors, LLC ("Blake") for certain financial and investment advisory services. The term of the Agreement expired on October 31, 2005. Compensation under the agreement provided for (i) the payment of $175,000 in cash and (ii) a monthly fee of $5,000 from November 1, 2004 to October 1, 2005. Pursuant to the agreement, the Company granted a five-year warrant to the consultant for the purchase of 500,000 shares of the Company's common stock at an exercise price of $0.85 per share, a cashless-exercise provision and piggyback registration rights. Subsequently, the warrant exercise price was reduced to $0.50 per share in consideration of Blake agreeing to remove the cashless exercise provision provided for in the original warrant. Under the terms of the agreement, the Company became obligated and paid fees amounting to $125,000.

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

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)

                   Notes to Consolidated Financial Statements

                     Years Ended September 30, 2005 and 2004

      On August 22, 2005, the Company entered into a formal agreement with Clyde
      L. Smith, PhD., P. Eng., as consulting geologist to the El Capitan Project. The Agreement provides for Smith to continue acting as the Company's consulting geologist at his regular compensation rate and to receive a success fee of $250,000 for the successful sale of the Project. The agreement was amended on October 25, 2005, to provide Smith with an option for the purchase of 150,000 shares of our common stock at $0.65 per share, the market price on the date of grant. The option was granted under provisions of the Company's 2005 Stock Incentive Plan and the option expires on October 25, 2006.

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

      On October 19, 2004, the Company entered into an Investment Advisory Agreement with Blake Advisors, LLC ("Blake") for certain financial and investment advisory services. The term of the agreement expired on October 31, 2005. Compensation under the agreement provided for (i) the payment of $175,000 in cash and (ii) a monthly fee of $5,000 from November 1, 2004 to October 1, 2005. Pursuant to the agreement, the Company granted a five-year warrant to the consultant for the purchase of 500,000 shares of the Company's common stock at an exercise price of $0.85 per share, a cashless-exercise provision and piggyback registration rights. Subsequently, the warrant exercise price was reduced to $0.50 per share for Blake agreeing to remove the cashless exercise provision provided for in the original warrant. Under the terms of the agreement, the Company became obligated and paid fees amounting to $125,000.

      The Company signed a lease for office space in Scottsdale, Arizona, effective November 1, 2004. The lease has a two-year term and requires monthly payments of $3,845 plus taxes and tenant charges. For the year ended September 30, 2005, rent expense was $34,118 and remaining commitments under this lease for our year ended September 30, 2006 and 2007 is $50,074 and $4,173, respectively.

      On August 22, 2005, the Company entered into a formal agreement with Clyde
      L. Smith, PhD., P. Eng., as consulting geologist to the El Capitan Project. The agreement provides for Smith to continue acting as the Company's consulting geologist at his regular compensation rate and to receive a success fee of $250,000 for the successful sale of the Project. The agreement was amended on October 25, 2005, to provide Smith with an option for the purchase of 150,000 shares of our common stock at $0.65 per share, the market price on the date of grant. The option was granted under provisions of the Company's 2005 Stock Incentive Plan and the option expires on October 25, 2006.

      On September 27, 2005, the Company entered into an agreement with Pavlich Associates (Pavlich), which provides for Pavlich to be the primary representative of El Capitan Precious Metals, Inc. in the sale of the El Capitan Project. to all viable third party mineral companies. The agreement provides for consulting time charges, expenses and a success fee of $250,000, less the sum of the consulting time charges paid under the agreement, for the successful sale of the Project.

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)

                   Notes to Consolidated Financial Statements

                     Years Ended September 30, 2005 and 2004

NOTE 11 - INCOME TAXES

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

                                Year Ended September 30,
                                ------------------------
                                     2005         2004
                                 -----------   ---------
Computed expected tax benefit    $ 2,088,000   $ 985,000
Valuation allowance               (2,088,000)   (985,000)
                                 -----------   ---------
Net deferred tax asset           $        --   $      --
                                 ===========   =========

NOTE 12 - ADOPTION OF 2005 STOCK INCENTIVE PLAN

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

NOTE 13 - STOCKHOLDER'S DEFICIT

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

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)

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

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)

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

      In November and December 2004 the Company issued 2,160,000 restricted common shares to accredited investors pursuant to a private placement of securities under Section 4(2) and Rule 506 promulgated under the Securities Act, in an aggregate amount of $1,080,000. The placement also provided with each share of common stock a three-year warrant to purchase one share of common stock at an exercise price of $.75 per share. The warrants are callable under certain circumstances. The Company has agreed to file a registration statement covering the sale or the shares of common stock and the common stock issuable upon exercise of the of the warrants within ninety (90) days of the final sale under the placement and to use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC and to keep the registration statement effective for one year following the effective date.

      On December 3, 2004, the Company issued 25,000 shares of restricted common stock in settlement of $15,000 of accounts payable.

      On January 10 and 14, 2005, the Company issued an aggregate of 265,000 restricted common shares to accredited investors in the aggregate amount of $132,500 pursuant to the placement commenced in November 2004, together with three year warrants for the purchase of an additional 265,000 shares of common stock at an exercise price of $0.75 per share.

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

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)

                   Notes to Consolidated Financial Statements

                     Years Ended September 30, 2005 and 2004

      On March 16, 2005, the Company issued 200,000 restricted common shares to an accredited investor in a private placement of securities in the aggregate amount of $100,000 pursuant to the placement, together with a three-year warrant to purchase an additional 200,000 shares of common stock at an exercise price of $0.75 per share.

      On March 30, 2005, the Company issued a 10 % secured convertible debenture note for $300,000 to a shareholder of the Company. The convertible debenture also provided a warrant for the purchase of 250,000 shares of common stock at $0.75 per share. See Note 7.

      During the period May 24, 2005 through June 30, 2005, the Company issued 880,000 restricted common shares to accredited investors pursuant to a private placement of securities under Section 4(2) and Rule 506 promulgated under the Securities Act, in an aggregate amount of $352,000. The placement also provided with each share of common stock a three-year warrant to purchase one share of common stock at an exercise price of $.50 per share. The warrants are callable under certain circumstances. The Company has agreed to file a registration statement covering the sale or the shares of common stock and the common stock issuable upon exercise of the of the warrants within ninety (90) days of the final sale under the placement and to use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC and to keep the registration statement effective for one year following the effective date.

      During the period July 7, 2005 through July 29, 2005, the Company issued 360,000 restricted common shares to accredited investors pursuant to a private placement of securities under Section 4(2) and Rule 506 promulgated under the Securities Act, in an aggregate amount of $144,000. The placement also provided with each share of common stock a three-year warrant to purchase one share of common stock at an exercise price of $.50 per share. The warrants are callable under certain circumstances. The Company has agreed to file a registration statement covering the sale or the shares of common stock and the common stock issuable upon exercise of the of the warrants within ninety (90) days of the final sale under the placement and to use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC and to keep the registration statement effective for one year following the effective date.

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

      Warrants - The following table summarizes the warrant activity for the years ended September 30, 2005 and 2004:

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)

                   Notes to Consolidated Financial Statements

                     Years Ended September 30, 2005 and 2004

                                        Warrants Outstanding         Warrants Exercisable
                                     ---------------------------   ---------------------------
                                                      Weighted                     Weighted
                                      Number of       Average       Number of      Average
                                       Shares     Exercise Price     Shares     Exercise Price
                                     ----------   --------------   ----------   --------------
       Balance, September 30, 2003      300,000        $1.66          300,000        $1.66
         Granted                      3,000,000        $0.14        3,000,000        $0.14
         Exercised                           --        $  --               --           --
                                     ----------                    ----------
       Balance, September 30, 2004    3,300,000        $0.28        3,300,000        $0.28
         Granted                      4,715,000        $0.57        4,715,000        $0.57
         Exercised                           --           --               --           --
         Expired                     (3,000,000)       $0.14       (3,000,000)       $0.14
                                     ----------                    ----------
       Balance, September 30, 2005    5,015,000        $0.64        5,015,000        $0.64
                                     ==========        =====       ==========        =====

      The following table summarizes information for warrants outstanding and exercisable at September 30, 2005:

                           Warrants Outstanding               Warrants Exercisable
                     --------------------------------   --------------------------------
                                   Weighted Average                   Weighted Average
                                 --------------------               --------------------
         Range of                Remaining   Exercise               Remaining   Exercise
          Prices        Number      Life       Price      Number       Life       Price
       -----------   ---------   ---------   --------   ---------   ---------   --------
       $0.83-$2.50     300,000       .5        $1.66      300,000       .5        $1.66
          $0.75      1,335,000      2.1        $0.75    1,335,000      2.1        $0.75
          $0.50      3,380,000      2.9        $0.50    3,380,000      2.9        $0.50
                     ---------                          ---------
                     5,015,000      2.5        $0.64    5,015,000      2.5        $0.64
                     =========      ===        =====    =========      ===        =====

      At September 30, 2005, the Company had 3,380,000 warrants outstanding having a right to call feature. These warrants are callable at the Company's option if (i) the closing sales price of the Company's common stock is at or above $1.25 per share (subject to adjustment as appropriate for stock splits, stock dividends, stock combinations, etc.) for a period of ten consecutive days and (ii) the shares of common stock issuable upon exercise of the warrants are covered under an effective registration statement. In such an event, the Company must provide thirty days written notice. In the event the warrant holder does not exercise does not exercise the warrant within such thirty day time period, the warrants are redeemed by the Company at the price per warrant share of $.001.

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

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)

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

      The following table summarizes the option activity for the years ended September 30, 2005 and 2004

                                          Options Outstanding         Options Exercisable
                                     --------------------------   ---------------------------
                                                    Weighted                      Weighted
                                     Number of       Average      Number of       Average
                                       Shares    Exercise Price     Shares     Exercise Price
                                     ---------   --------------   ---------   ---------------
       Balance, September 30, 2003          --        $  --            --           $--
         Granted                            --        $  --            --           $--
         Exercised                          --        $  --            --           $--
                                     ---------                        ---
       Balance, September 30, 2004          --        $  --            --           $--
         Granted                     1,150,000        $0.56            --           $--
         Exercised                          --        $  --            --           $--
         Expired                            --        $  --            --           $--
                                     ---------                        ---
       Balance, September 30, 2005   1,150,000        $0.56            --           $--
                                     =========        =====           ===           ===

      The weighted average fair value of options granted in the year ended September 30, 2005 was $0.56.

      The Company has a stock incentive plan under which 5,000,000 shares are reserved for stock and option grants. There were 3,047,978 shares available for grant at September 30, 2005.

NOTE 14 - SUBSEQUENT EVENTS

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

                 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)

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

      On October 28, 2005, the Company issued pursuant to a private placement under Section 4(2) of the Securities Act an 8% convertible secured debenture in the principal amount of $750,000, together with a warrant to purchase 500,000 shares of the Company's common stock at an exercise price of $.60 per share. The convertible secured debenture matures on April 28, 2007. The note is collateralized by 2,160,000 shares of the U.S. Canadian Minerals Inc. shares that the Company owns. Until maturity, and subject to the Company's right to prepay, the principal and interest under the convertible secured debenture are convertible into shares of the Company's common stock at a conversion price of $.50 per share. Additionally, the Company granted the purchaser of the debenture an option to purchase an additional debenture in the amount of $550,000, together with warrants to purchase 366,667 shares of Common Stock at an exercise price of $0.60 per share, on or prior to April 28, 2006. The Company also issued a finder who assisted in obtaining the debt facility for the Company a warrant to purchase 225,000 shares of Common Stock at an exercise price of $0.60 per share.

      During October and November 2005, the Company staked and claimed on property surrounding the El Capitan property located in Lincoln County, New Mexico. This increased the total claimed area to approximately 10,000 acres. The additional staking and claiming around our original site was done upon recommendations from the Company's consulting geologist to insure protection of our interests.

      On January 1, 2006, El Capitan, Ltd, an Arizona corporation (`ECL") of which the Company owns a 40% equity interest, finalized the purchase of four patented mining claims, constituting approximately 77.5 acres in aggregate, located in Lincoln County, New Mexico. The purchased claims are located on the El Capitan property, which is owned by ECL. In consideration for the claims, ECL transferred 2,100,000 shares of the Company's common stock owned by Minerals, which holds the remaining 60% equity interest in ECL. Pursuant to an agreement between ECL and the selling parties, the stock was valued at $0.82 per share, the market value of the stock on November 11, 2005.

      Pursuant to an arrangement with Minerals, the Company is obligated to Minerals to pay $688,800 for the purchase of the patented mining claims by ECL. The Company intends to offset its portion of the purchase price against existing obligations of Minerals due the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            On October 25, 2004 our Board of Directors approved the dismissal of Gelfond Hochstadt Pangburn, P.C. as our independent registered public accounting firm.

      Gelfond Hochstadt Pangburn, P.C.'s report on our financial statements for the period from July 26, 2002 (inception) through September 30, 2003, contained no adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles, except for an explanatory paragraph regarding our "ability to continue as a going concern." We had no disagreements with Gelfond Hochstadt Pangburn, P.C. in connection with its audit for the most recent fiscal year, and for interim periods subsequent to September 30, 2003 through the date of dismissal on October 25, 2004 on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Gelfond Hochstadt Pangburn, P.C., would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

      We made the contents of its Current Report on Form 8-K filing dated October 28, 2004 available to Gelfond Hochstadt Pangburn, P.C. and requested it to furnish a letter to the Securities and Exchange Commission as to whether Gelfond Hochstadt Pangburn, P.C. agreed with or wished to clarify our expression of their views. A copy of Gelfond Hochstadt Pangburn, P.C.'s letter to the SEC dated October 27, 2004 is included as Exhibit 16.1 to the Form 8-K.

      On October 25, 2004, our Board of Directors approved the engagement of Hein & Associates LLP ("H&A") as our independent registered public accounting firm. We did not consult with H&A prior to its engagement regarding the application of any accounting principles or any type of audit opinion that might be rendered by it.

      On November 25, 2005, our Board of Directors approved the dismissal of Hein & Associates LLP as our independent registered public accounting firm. This decision was precipitated by the future closing of the Hein & Associates LLP Phoenix, Arizona based office.

      Hein and Associates LLP report on our financial statements for the fiscal year ended September 30, 2004 and the subsequent interim periods contained no adverse opinion nor a disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles. However, for the year ended September 30, 2004, Hein & Associates LLP included a going concern qualification in our audited financial statements.

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

      We made the contents of our Current Report on Form 8-K filing dated November 25, 2005 available to Hein Associates LLP and requested it to furnish a letter to the Securities and Exchange Commission as to whether Hein & Associates agreed with or wished to clarify our expression of their views. A copy of Hein & Associates LLP letter to the SEC dated November 30, 2005 is included as Exhibit
16.1 to the Form 8-K.

      On November 25, 2005, our Board of Directors approved the engagement of Epstein Weber & Conover PLC ("EWC)" as our independent registered public accounting firm. We did not consult with EWC prior to our engagement regarding the application of any accounting principles or any type of audit opinion that might be rendered by it.

ITEM 8A. CONTROLS AND PROCEDURES

      We maintain "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures as of September 30, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

      During the quarter ended September 30, 2005, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

(a) Identification of Directors and Executive Officers

      The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

NAME                 AGE   POSITION                                SINCE
----                 ---   --------                                -----
Charles C. Mottley    71   President, Chief Executive Officer
                           and Director                            July 2002
James Ricketts        67   Director and Secretary                  July 2004
Stephen J. Antol      62   Chief Financial Officer and Treasurer   November 2004
L. Ronald Perkins     60   Director and Vice President of
                           Administration, Marketing and
                           Communication                           January 2005
R. William Wilson     48   Director                                February 2005
W. Pierce Carson      62   Director                                February 2005

      Charles C. Mottley. Mr. Mottley has been President, Chief Executive Officer and a Director of El Capitan Precious Metals, Inc. since July 2002. Mr. Mottley also served as Chairman and Chief Executive Officer of Gold and Minerals Co., Inc., our largest stockholder, from 1978 until July 2004, at which time he resigned those positions. Mr. Mottley has been employed in the mining industry in various capacities from equipment sales and services to active mining operations for over 35 years. Mr. Mottley is the author of five books, is the founder of the Fatherhood Foundation in Scottsdale, Arizona, and is on the board of directors of Mirror Ministries in the same community. Mr. Mottley received a Bachelor of Arts Degree from Hampden Sydney College in 1958.

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

      L. Ronald Perkins. Mr. Perkins has served as a director of the Company since February 2005, and has been the Company's Vice-President in charge of Administration, Marketing and Communication since January 2005. From 2002 to 2005, Mr. Perkins was retired. Prior to his retirement, from 1989 to 2002, Mr. Perkins served as President and Chief Executive Officer of Pebble Technology, Inc., an Arizona company which marketed a product used to coat the interior of swimming pools. Mr. Perkins received his Bachelors of Arts degree in Business Administration and Management from the University of Arizona in 1967, and his MBA from the University of Southern California in 1972.

      R. William Wilson. Mr. Wilson has been a director of our Company since February 2005. Since 2003, Mr. Wilson has been a principal in Two Dragons Group, LLC, a marketing and business development firm engaging in private equity and merger and acquisition transactions. From 1999 to 2002, Mr. Wilson served as Chief Financial Officer of Pebble Technology, Inc., and from 2002 to 2003, served as its Chief Executive Officer. Prior to that, Mr. Wilson served as an Executive Director and co-founder of Drexel Oceania, LLC. Mr. Wilson received his Bachelor or Science degree in Business Administration and Finance from the University of San Francisco in 1979.

      W. Pierce Carson. Dr. Carson has served as a director of our Company since February 2005. Since 2003, Dr. Carson has served as the President, Chief Executive Officer and a director of Azco Mining Inc. From 2001 until 2003, he served as a consultant to various mining companies, carrying out a variety of technical, management and financial consulting assignments, with an emphasis on industrial minerals and precious metals projects. From 1997 to 2000, Dr. Carson served as President, Chief Executive Officer and Director of Nord Resources Corp. and Nord Pacific Ltd. and from 1990 to 1996 served as President and Director of Nord Pacific Ltd. Dr. Carson holds a Bachelors Degree in Geology from Princeton University and Masters of Science and Ph. D. in Economic Geology from Stanford University.

(b) Significant Employees

      Not applicable.

(c) Family Relationships

      None.

(d) Involvement in Certain Legal Proceedings

      Not applicable.

(e) Audit Committee Financial Expert

      On March 9, 2005, the Company established an audit committee, currently consisting of one Board member, Mr. R. William Wilson. The audit committee has not met since its creation, and the Company has not yet established a written charter for the audit committee. The board of directors has determined that Mr. Wilson is an "audit committee financial expert" as that term is defined in Item 401(e) (2) of Regulation S-B promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Additionally, Mr. Wilson qualifies as an "independent director" as that term is defined in Section 4200(a)(15) of National Association of Securities Dealers' listing standards or under the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act.

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

                                                                              Required        Actual Filing
Name of Filer:                          Description of Transaction:           Filing Date:     Date:
--------------                          ---------------------------           -------------   -------------
Stephen J. Antol                        Initial filing on Form 3              11/11/2004      3/16/2005
                                        Grants of Common Stock in exchange
                                        for salary  - from 8/17/05 to                         Reported by
                                        10/27/05 and a purchase by his        8/19/2005 to    Amendment on
                                        spouse on 11/5/05                     11/8/2005       12/19/05

W. Pierce Carson                        Initial filing on Form 3              2/28/2005       7/19/2005
Gold and Minerals Co., Inc. (a former   Sales on 3/9/2005 and 3/10/2005       3/11/2005       3/18/05
greater than 10% holder)                                                      7/11/2005 to
                                        Sales from 7/7/2005 to 7/14/2005      7/18/2005       7/22/2005
                                                                                              Reported by
                                                                                              Amendment on
                                        Sales on 7/15/2005                    7/19/2005       9/7/2005
                                        Distribution of shares to
                                        shareholders on 9/2/2005              9/7/2005        9/27/2005
                                                                              10/25/2005 to
                                        Sales from 10/21/2005 to 10/26/2005   10/28/2005      11/16/2005

L. Ronald Perkins                       Grants of Common Stock in exchange                    Reported by
                                        for salary - from 8/17/05 to          8/19/2005 to    Amendment on
                                        10/27/05                              10/31/2005      12/16/05

James G. Ricketts                       Award of stock options 7/21/2005      7/25/2005       7/28/2005
                                        Grants of Common Stock in exchange                    Reported by
                                        for salary  - from 8/17/05 to         8/19/2005 to    Amendment on
                                        10/27/05                              10/31/2005      12/16/05

ITEM 10. EXECUTIVE COMPENSATION

(a) General

      In March 2003, we executed a two-year employment agreement under which we issued 600,000 shares of Common Stock to Mr. Charles C. Mottley, our President and a member of our Board of Directors, as incentive compensation for his service. We also agreed to a salary of $20,000 per month, effective January 1, 2003, which, at Mr. Mottley's option, may be satisfied in shares of the Company's Common Stock. The agreement also required us to issue 1,500,000 shares of our Common Stock to Mr. Mottley if the El Capital property was sold prior to March 18, 2005, and in the event such sale was for $150,000,000 or more, we would also be required to grant Mr. Mottley a five-year option to purchase up to 6,000,000 shares of Common Stock at an exercise price of $1.00 per share. On February 1, 2005, the Board of Directors of the Company extended through March 18, 2006 and amended the conditional option provision relating to the El Capitan property, pursuant to which the Company agrees to grant Mr. Mottley a five-year option to purchase 1,750,000 shares of the Company's common stock at an exercise price of $.75 per share in the event of a sale of the property for consideration in excess of $150,000,000. As of September 30, 2005, the Company and Mr. Mottley have not entered into a formal employment agreement. Currently, Mr. Mottley receives consideration of $12,000 per month in which he serves as the Company's CEO and President. Effective June 1, 2005, the President has agreed to take accrued back compensation and monthly compensation for June through September 2005 in S-8 common stock of the Company.

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

(b) Summary Compensation Table

                                                                                                All Other
                                                                                              Compensation
                                  Annual Compensation              Long-Term Compensation           ($)
                         -------------------------------------   --------------------------   ------------
                                                  Other Annual    Restricted    Securities
Name and Principal              Salary    Bonus   Compensation   Stock Awards   Underlying
Position                 Year     ($)      ($)         ($)            (#)       Options (#)
----------------------   ----   -------   -----   ------------   ------------   -----------
Charles C. Mottley       2005   105,000    -0-          -0-        183,508(2)     300,000          -0-
  President/Chief
  Executive              2004   240,000    -0-          -0-                            -0-         -0-
  Officer/Director (1)
                         2003   180,000    -0-          -0-        600,000(2)          -0-         -0-
Stephen J. Antol         2005        -0-   -0-      41,739(3)      172,551(3)     150,000          -0-
  Chief Financial
  Officer/Treasurer
James G. Rickets         2005        -0-   -0-      50,000(3)      149,600(3)     200,000          -0-
  Secretary/Director
L. Ronald Perkins        2005        -0-   -0-      23,250(3)      131,356(3)     200,000          -0-
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

(3) Received in consideration of services rendered to the Company as a consultant for the performance of duties commensurate with such person's executive office.

(c)   Option grants during last fiscal year

      The following table sets forth the information concerning individual grants of stock options made by the Company to the named executives during the fiscal year ended September 30, 2005.

                                              Percent of Total
                     Number of Securities    Options Granted to   Exercise of
                      Underlying Options    Employees in Fiscal    Base Price   Expiration
Name                      Granted (#)               Year           ($/share)     Date(s)
------------------   --------------------   -------------------   -----------   ----------
Charles C. Mottley          300,000                 31.6%            $0.56      7/21/2015
Stephen J. Antol            150,000                 15.8%            $0.56      7/21/2015
James G. Ricketts           200,000                 21.1%            $0.56      7/21/2015
L. Ronald Perkins           200,000                 21.1%            $0.56      7/21/2015

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

                                                            Number of Unexercised
                                                            Securities Underlying   Value of Unexercised
                                                                   Options          In-the-Money Options
                                                                at FY-End (#)           at FY-End ($)
                     Shares Acquired                             Exercisable/           Exercisable/
Name                 on Exercise (#)   Value Realized ($)       Unexercisable         Unexercisable(1)
------------------   ---------------   ------------------   ---------------------   --------------------
Charles C. Mottley         -0-                 -0-                0/300,000                  -0-
Stephen J. Antol           -0-                 -0-                0/150,000                  -0-
James G. Ricketts          -0-                 -0-                0/200,000                  -0-
L. Ronald Perkins          -0-                 -0-                0/200,000                  -0-

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

                             Name and Address            Amount and Nature of   Percent of
Title of Class             of Beneficial Owner           Beneficial Ownership     Class
--------------   -------------------------------------   --------------------   ----------
    Common                Charles C. Mottley                  5,512,128(1)         7.6%
                   14301 N. 87th Street, Suite 216
                         Scottsdale, AZ 85260

    Common                  James Rickets                     2,897,595(2)         4.0%
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

(3) Includes options to purchase 50,000 shares of Common Stock at an exercise price of $0.56 per share that will vest on January 1, 2006. This total does not include unvested options to purchase 50,000 shares of the Company's Common Stock at an exercise price of $0.56 per share that shall vest on January 1, 2007.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In September 2002, we borrowed $120,000 from Wayne Mills, a stockholder who then held in excess of a 5% of our outstanding securities, and issued unsecured notes to Mr. Mills in consideration thereof. In April 2003, we borrowed an additional $38,000 from Mr. Mills and again issued unsecured notes. The notes bore interest at 8% and were due on demand. On July 14, 2004, all principal and interest due on the note totaling $179,087 was converted into 1,343,154 shares of Common Stock at $0.133 per share, the closing price of our Common Stock on that date. The Company believes the terms of our loan from Mr. Mills were as good or better than those we would have received from an unaffiliated third party.

      In March 2003, we executed a two-year employment agreement under which we issued 600,000 shares of Common Stock, valued at $320,000 at the time, to Mr. Charles C. Mottley, our President and a member of our Board of Directors, as incentive compensation for his service. We also agreed to a salary of $20,000 per month, effective January 1, 2003, which, at the Mr. Mottley's option, may be paid in shares of the Company's Common Stock. The agreement requires us to issue to Mr. Mottley 1,500,000 shares of our Common Stock if the El Capitan property is sold prior to March 18, 2005, and in the event such sale was for $150,000,000 or more, we would also be required to grant Mr. Mottley a five-year option to purchase up to 6,000,000 shares of Common Stock at an exercise price of $1.00 per share. On February 1, 2005, the Board of Directors of the Company extended through March 18, 2006 and amended the conditional option provision relating to the El Capitan Mine, pursuant to which Mr. Mottley shall receive a five-year option to purchase 1,750,000 shares of the Company's Common Stock at an exercise price of $.75 per share in the event of a sale in excess of $150,000,000. As of September 30, 2005, the Company and Mr. Mottley have not entered into a new employment agreement. Mr. Mottley currently receives consideration in the amount of $12,000 per month for his services as President and CEO. Effective June 1, 2005, the President has agreed to take accrued back compensation and monthly compensation for June through September 2005 in S-8 common stock of the Company. As of November 4, 2005, the Company has issued 2,465,730 shares of Common Stock to Mr. Mottley in payment of $487,000 in accrued and unpaid salary.

      During the fiscal year ended September 30, 2003, Mr. Mottley loaned us a total of $13,500, of which $3,500 was repaid prior to the fiscal year end. The remaining balance of $10,000 was due on demand with an interest rate of 8% per annum. During the fiscal year ended September 30, 2004, Mr. Mottley loaned us an additional $13,400 on the same terms. As of September 30, 2005, all loans and accrued interest have been paid in full. The Company believes the terms of our loan from Mr. Mottley were as good or better than those we would have received from an unaffiliated third party.

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

      On September 10, 2003, we entered into a management consulting agreement with Mr. Larry Lozensky, the President of Gold and Minerals, pursuant to which Mr. Lozensky agreed to continue to manage and oversee the COD property until December 31, 2004 in exchange for a management consulting fee of $20,000 per month and the issuance to Mr. Lozensky of 600,000 shares of our Common Stock. Under the management consulting agreement, we obtained the right to pay the management-consulting fee to Mr. Lozensky in the form of our Common Stock. From the expiration of the management consulting agreement on December 31, 2004 until March 31, 2005, Mr. Lozensky continued to manage the COD Mine on behalf of the Company on a month-to-month basis for a management-consulting fee of $10,000 per month. Mr. Lozensky is not currently compensated for the management and oversight of the COD property. The Company believes the terms of our agreement with Mr. Lozensky were similar to those would have received from an unaffiliated third party.

      In July 2004, we acquired from Gold and Minerals the Weaver property near Congress, Arizona. Consideration for this purchase was 3,000,000 shares of our Common Stock, which had a market value of $400,000 on the closing date. Because the Weaver property was acquired from our controlling stockholder in exchange for our Common Stock and the controlling shareholder's basis in the property was zero, the transaction was accounted for as a non-monetary exchange and the Weaver property was recorded at no value on our financial statements.

      On October 19, 2004, the Company entered into an Investment Advisory Agreement with Blake Advisors, LLC ("Blake"), a limited liability company principally owned to a significant shareholder of the Company, for certain financial and investment advisory services. The term of the Agreement expires on October 31, 2005. Compensation under the Agreement provides for (i) the payment of $175,000 in cash and (ii) a monthly fee of $5,000 beginning November 1, 2004 and ending with the last payment due on October 1, 2005. The Agreement also calls for the Company to deliver a five-year warrant to the consultant for the purchase of 500,000 shares of the Company's Common Stock at an exercise price of $0.85 per share. The Agreement also provided Blake piggyback registration rights for the common stock underlying the warrants. Under the terms of the Agreement, Company became obligated and paid fees amounting to $125,000. The Company believes the terms of this agreement were similar to terms it would have agreed to with an unaffiliated third party.

      In October 2004 the Company loaned $120,000 at an interest rate of 12% per annum to Gold and Minerals Co., Inc., its majority shareholder. Gold and Minerals pledged the Company 1,000,000 shares of the Company's common stock held in Gold and Minerals name to secure the loan. The Company believes the terms of this loan to Gold and Minerals were similar to or better than terms it would have provided to an unaffiliated third party.

      In November 2004 the Company loaned $66,930 at an interest rate of 12% per annum to Castle Canyon Townhomes, LLC, a limited liability company of which James G. Ricketts, one or our directors, was a member. This loan and accrued interest was paid in full on January 19, 2005. The Company believes the terms of this loan were similar to or better than terms it would have provided to an unaffiliated third party.

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

3.2 Amendment to Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB dated March 31, 2005).

3.3 Restated By Laws (incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form SB-2 filed on July 11, 2006).

4.1 Form of Warrant issued to Blake Advisors, LLC and its nominees (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-KSB dated September 30, 2004)

4.2 Form of Warrant issued in Offering dated November 5, 2004 (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-KSB dated September 30, 2004).

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

10.14 Security Agreement entered into as of October 28, 2005, by and among the Company and Whitebox Intermarket Partners, L.P. (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form SB-2/A filed on August 9, 2006).

10.15 Consulting Agreement dated August 22, 2005 by and between the Company and Clyde L. Smith.

10.16 Amendment No. 1 to Consulting Agreement dated October 25, 2005 by and between the Company and Clyde Smith (incorporated by reference to Exhibit
      10.16 to the Company's Registration Statement on Form SB-2/A filed on August 9, 2006).

10.17 El Capitan Project Representation Agreement dated September 27, 2005 by and between the Company and Pavlich Associates (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form SB-2/A filed on or around August 30, 2006).

23.1  Consent of Clyde Smith

23.2  Consent of AuRIC Metallurgical Labs

23.3  Consent of Richard Daniele

23.4  Consent of Michael J. Wendell

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

                         Year Ended
                     September 30, 2004
                     ------------------
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

The following table summarizes the aggregate fees billed to the Company by Hein & Associates LLP in fiscal year 2005 related to the audit and quarterly reviews of the Company for the fiscal year ended September 30, 2005 and $22,000 accrued to Epstein Weber and Conover, PLC, for the audit of our year ended September 30, 2005:

                         Year Ended
                     September 30, 2005
                     ------------------
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

                                    EL CAPITAN PRECIOUS METALS, INC.


                                    By:  /s/ Charles C. Mottley
                                        ----------------------------------------
                                        Charles C. Mottley
                                        President and Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                   Title                                     Date
------                                 -------                                   ------
      /s/ Charles C. Mottley           President and Chief Executive Officer     September 12, 2006
------------------------------------   (Principal Executive Officer
          Charles C. Mottley

                                       Chief Financial Officer and Treasurer     September 12, 2006
      /s/ Stephen J. Antol             (Principal Financial and Accounting
------------------------------------   Officer)
          Stephen J. Antol

      /s/ James Ricketts               Director and Secretary                    September 12, 2006
------------------------------------
          James Ricketts

      /s/ L. Ronald Perkins            Director                                  September 12, 2006
------------------------------------
          L. Ronald Perkins

      /s/ R. William Wilson            Director                                  September 12, 2006
------------------------------------
          R. William Wilson