Form 10QSB/A
period 2005-12-31
EL CAPITAN PRECIOUS METALS INC
filed 2006-09-15
CIK 1135202

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               AMENDMENT NO. 1 TO
                                  FORM 10-QSB/A

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

                         APPLICABLE TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 73,284,409 shares of common stock, par value $0.001, issued and outstanding as of August 31, 2006.

Transitional Small Business Disclosure Format (Check one): YES |_| NO |X|

                               EXPLANATORY COMMENT

This Amendment No. 1 to the Quarterly Report on Form 10-QSB for El Capitan Precious Metals, Inc, (the " Company") for the fiscal quarter ended December 31, 2005, is being filed for the purpose of correcting and restating an error in ascribing a value to certain securities held by the Company as described in more detail in Footnote 4 to the Consolidated Financial Statements.

                        El Capitan Precious Metals, Inc.
                                  Form 10-QSB/A
                         Quarter Ended December 31, 2005

                                Table of Contents

                                                                            Page
                                                                            ----
PART I   Financial Information...........................................     1

  Item 1.  Financial Statements..........................................     1
           Consolidated Balance Sheets as of December 31, 2005
             (Unaudited) and September 30, 2005..........................     1
           Consolidated Statements of Operations for the three months ended December 31, 2005 and 2004 (Unaudited) and from
             July 26, 2002 (Inception) to December 31, 2005
             (Unaudited).................................................     2
           Consolidated Statements of Stockholders' Equity (Deficit)
             from July 26, 2002 (Inception) to December 31, 2005
             (Unaudited).................................................     3
           Consolidated Statements of Cash Flows for the three months ended December 31, 2005 and 2004 (Unaudited) and from
             July 26, 2002 (Inception) to December 31, 2005
             (Unaudited).................................................     7
           Notes to Consolidated Financial Statements for the Three
             Months Ended December 31, 2005 (Unaudited)..................     9

  Item 2.  Management's Discussion and Analysis and Plan of Operations...    22

  Item 3.  Controls and Procedures.......................................    29

PART II  Other Information...............................................    30

  Item 2.  Changes in Securities and Use of Proceeds.....................    30

  Item 6.  Exhibits......................................................    30

SIGNATURES...............................................................    31

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                        EL CAPITAN PRECIOUS METALS, INC.
                         (An Exploration Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                                                                    December 31,   September 30,
                                                                                        2005            2005
                                                                                    ------------   -------------
                                                                                     (Unaudited)
                                                                                     (Restated)      (Restated)
                                            ASSETS
CURRENT ASSETS:
  Cash                                                                               $   691,273    $   131,772
  Advance to officer                                                                       1,064          1,064
  Subscriptions receivable, common stock                                                      --         68,000
  Prepaid expenses and other                                                             178,503         12,123
  Due from affiliated company                                                                 --        351,946
  Notes and interest receivable - affiliated company                                          --        133,611
                                                                                     -----------    -----------
    Total Current Assets                                                                 870,840        698,516
                                                                                     -----------    -----------
FURNITURE AND EQUIPMENT, AT COST                                                          84,247         69,101
  Less: Accumulated depreciation                                                         (10,300)        (7,790)
                                                                                     -----------    -----------
                                                                                          73,947         61,311
                                                                                     -----------    -----------
OTHER ASSETS:
  Investment in exploration property                                                     788,808        100,008
  Note receivable net of allowance for doubtful account of $12,500                            --             --
  Deposits                                                                                30,845         16,445
  Investment in common stock of USCA.PK                                                  302,400        432,000
                                                                                     -----------    -----------
                                                                                     $ 2,066,840    $ 1,308,280
                                                                                     ===========    ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable                                                                   $   155,831    $   293,950
  Accrued liabilities                                                                     74,162        175,670
  Payable to affiliated company                                                           76,384
  Interest payable, other                                                                  3,805         18,344
  Notes payable, other                                                                   300,000        300,000
                                                                                     -----------    -----------
    Total Current Liabilities                                                            610,182        787,964

LONG-TERM NOTE PAYABLE, less discount of $435,326 and
  $90,758, respectively                                                                  314,674        209,243
DEFERRED GAIN                                                                            302,400        432,000
                                                                                     -----------    -----------
    Total Liabilities                                                                  1,227,256      1,429,206
                                                                                     -----------    -----------
Commitments, Contingencies and Subsequent Events

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and
    outstanding                                                                               --             --
  Common stock, $0.001 par value; 300,000,000 shares authorized; 72,314,813 and
    69,408,749 issued and outstanding, respectively                                       72,314         69,409
  Additional paid-in capital                                                           7,737,026      5,952,072
  Deficit accumulated during the exploration stage                                    (6,969,756)    (6,142,407)
                                                                                     -----------    -----------
    Total Stockholders' Equity (Deficit)                                                 839,584       (120,926)
                                                                                     -----------    -----------
                                                                                     $ 2,066,840    $ 1,308,280
                                                                                     ===========    ===========

See accompanying notes to consolidated financial statements.

                        EL CAPITAN PRECIOUS METALS, INC.
                         (An Exploration Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             For the Three Months     Cumulative
                                                              Ended December 31,        During
                                                          -------------------------   Exploration
                                                                2005       2004          Stage
                                                          -----------   -----------   -----------
REVENUES                                                  $        --   $        --   $        --
                                                          -----------   -----------   -----------
GENERAL AND ADMINISTRATIVE EXPENSES:
  Professional fees                                           194,350       869,948     2,954,999
  Officer compensation expense                                 36,000        60,000     1,006,034
  Administrative consulting fees                              120,000        81,738       538,875
  Management fees, related party                                   --        24,000       320,500
  Legal and accounting fees                                    60,261        43,508       522,751
  Exploration expenses                                        193,194        74,110       900,571
  Other general and administrative                             44,268        24,086       269,339
                                                          -----------   -----------   -----------
                                                              648,073     1,177,390     6,513,069
                                                          -----------   -----------   -----------
LOSS FROM OPERATIONS                                         (648,073)   (1,177,390)   (6,513,069)
                                                          -----------   -----------   -----------
OTHER INCOME (EXPENSE):
  Interest income                                               6,192         4,391        22,505
  Interest expense:
    Related parties                                                --          (349)      (28,220)
    Other                                                    (141,730)       (3,330)     (254,349)
  Costs associated with options issued                        (28,500)           --       (28,500)
  Expenses associated with debt issuance and conversion       (15,238)           --      (168,123)
                                                          -----------   -----------   -----------
                                                             (179,276)          712      (456,687)
                                                          -----------   -----------   -----------
NET LOSS                                                  $  (827,349)  $(1,176,678)  $(6,969,756)
                                                          ===========   ===========   ===========
Basic and diluted net loss per common
  share                                                   $     (0.01)  $     (0.02)  $     (0.13)
                                                          ===========   ===========   ===========
Weighted average number of common
  shares outstanding                                       71,556,936    65,475,624    55,133,209
                                                          ===========   ===========   ===========

See accompanying notes to consolidated financial statements

                        EL CAPITAN PRECIOUS METALS, INC.
                         (An Exploration Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
          For the Period July 26, 2002 (Inception) to December 31, 2005
                                   (Unaudited)

                                                                                                 Deficit
                                                                                               Accumulated
                                               Common Stock                       Additional    During The
                                           --------------------       Stock         Paid-In    Exploration
                                             Shares      Amount   Subscriptions     Capital       Stage         Total
                                           ----------   -------   -------------   ----------   -----------   -----------
Initial issuance of common stock in
  September 2002, $0.00 per share           3,315,000   $ 3,315        $--         $ (3,306)   $        --   $         9
Net loss, period ended                             --        --         --               --        (21,577)      (21,577)
                                           ----------   -------        ---         --------    -----------   -----------
Balances at September 30, 2002              3,315,000     3,315         --           (3,306)       (21,577)      (21,568)
Issuance of common stock to Gold and
  Minerals Company, Inc. in connection
  with purchase of interest in assets of
  El Capitan, Ltd. In November 2002,
  $0.00 per share                          30,225,000    30,225         --          (30,217)            --             8
Issuance of common stock for cash
  in November 2002, $0.00 per share         5,460,000     5,460         --           (5,446)            --            14
                                           ----------   -------        ---         --------    -----------   -----------
                                           39,000,000    39,000         --          (38,969)       (21,577)      (21,546)
Acquisition of DML Services, Inc.
  on March 17, 2003                         6,720,000     6,720         --          (56,720)            --       (50,000)
Common stock issued in connection
  with notes payable in March 2003,
  $0.03 per share                             525,000       525         --           16,975             --        17,500
Common stock and warrants issued
  for services in March 2003, $1.26
  per share                                   150,000       150         --          188,850             --       189,000
Common stock issued under executive
  compensation agreement in March
  2003, $0.45 per share                     1,057,140     1,057         --          478,943             --       480,000
Issuance of common stock to Gold and
  Minerals Company, Inc. in connection
  with purchase of COD property in
  August 2003, $0.00 per share
                                            3,600,000     3,600         --           (3,600)            --            --
Common stock issued under
  management agreement in August
  2003, $0.35 per share                     1,057,140     1,058         --          368,942             --       370,000

Net loss, year ended September 30,
  2003                                             --        --         --               --     (1,561,669)   (1,561,669)
                                           ----------   -------        ---         --------    -----------   -----------
Balances at September 30, 2003             52,109,280   $52,110        $--         $954,421    $(1,583,246)  $  (576,715)

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

                        EL CAPITAN PRECIOUS METALS, INC.
                         (An Exploration Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
          For the Period July 26, 2002 (Inception) to December 31, 2005
                                   (Unaudited)

                                                                                                       Deficit
                                                                                                     Accumulated
                                                     Common Stock                       Additional    During The
                                                 --------------------       Stock         Paid-In    Exploration
                                                   Shares      Amount   Subscriptions     Capital       Stage         Total
                                                 ----------   -------   -------------   ----------   -----------   -----------
Subscribed stock issued                             200,000   $   200      $(50,000)    $   49,800   $        --   $        --
Common stock issued in settlement of
  accounts payable in October 2004, at
  $0.82 per share                                    20,000        20            --         16,361            --        16,381
Common stock issued for professional
  in October 2004, at $0.66 per share               106,500       106            --         70,029            --        70,135
Common stock issued for consulting agree-
   ment in November 2004, $0.60 per share         1,536,859     1,537            --        920,578            --       922,115
Common stock sold in private placement
  in November 2004 at $0.50 per share             2,110,000     2,110            --      1,052,890            --     1,055,000
Common stock issued in settlement of
  Accounts payable in November 2004
  at $0.60 per share                                 25,000        25            --         14,975            --        15,000
Common stock sold in private placement
  In December 2004 at $0.50 per share                50,000        50            --         24,950            --        25,000
Costs associated with warrants issued                    --        --            --        135,000            --       135,000
Costs associated with stock private
  placement                                              --        --            --        (19,363)           --       (19,363)
Common stock sold in private placement
  in January 2005 at $0.50 per share                265,000       265            --        132,235            --       132,500
Common stock issued for retirement of
  notes payable and accrued interest in
  February 2004 at $0.40 per share                  432,701       433            --        172,647            --       173,080
Common stock sold in private placement
  in March 2005 at $0.50 per share                  200,000       200            --         99,800            --       100,000
Beneficial conversion of notes payable                   --        --            --         21,635            --        21,635
Costs associated with warrants issued                    --        --            --         14,000            --        14,000
Discounts associated with issuance of
  convertible debt with detachable warrants              --        --            --        113,448            --       113,448
Common stock sold in private placement
  May -June 2005 at $0.40 per share                 880,000       880            --        351,120            --       352,000
Common stock sold in private placement
  In July 2005 at $0.40 per share                   360,000       360            --        143,640            --       144,000
Common stock issued for consulting services
  In August 2005 at $0.57 per share                   8,772         9            --          4,991            --         5,000
Common stock issued for unpaid consulting
  through July 2005 at $0.38 per share              544,291       544            --        207,706            --       208,250
Share rounding on affiliate share distribution
  to its shareholders                                    10        --            --              4            --             4
Net loss, year ended September 30, 2005                  --        --            --             --    (3,244,841)   (3,244,841)
                                                 ----------   -------      --------     ----------   -----------   -----------
Balances at September 30, 2005                   69,408,749   $69,409      $     --     $5,952,072   $(6,142,407)  $  (120,926)


                        EL CAPITAN PRECIOUS METALS, INC.
                         (An Exploration Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
          For the Period July 26, 2002 (Inception) to December 31, 2005
                                   (Unaudited)

                                                                                                           Deficit
                                                                                                         Accumulated
                                                         Common Stock                       Additional    During The
                                                     --------------------       Stock         Paid-In    Exploration
                                                       Shares      Amount   Subscriptions     Capital       Stage        Total
                                                     ----------   -------   -------------   ----------   -----------   ---------
Common stock issued for consulting services
  for August 2005 at $0.462 per share                   146,270   $   146        $--        $   67,490   $        --   $  67,636
Common stock issued for services
  At $0.41 per share                                    200,000       200         --            81,800            --      82,000
Common stock issued for consulting service
  for September 2005 at $0.418                          106,461       106         --            44,394            --      44,500
Common stock sold in private placement
  October 2005 at $0.40 per share                     1,603,333     1,603         --           639,730            --     641,333
Common stock issued for conversion
  convertible debt at $0.40 per share                   750,000       750         --           299,250            --     300,000
Common stock issued for services
  at $1.60 per share                                     50,000        50         --            79,950            --      80,000
Costs associated with options issued                         --        --         --            28,500            --      28,500
Costs associated with warrants issued for
  financial services                                         --        --         --            42,750            --      42,750
Common stock sold by the exercise of options
  at $0.65 per share                                     50,000        50         --            32,450            --      32,500
Discounts associated with issuance of convertible
  debt with detachable warrants                              --        --         --           468,640            --     468,640
Net loss, period ended December 31, 2005                     --        --         --                --      (827,349)   (827,349)
                                                     ----------   -------        ---        ----------   -----------   ---------
Balances at December 31, 2005                        72,314,813   $72,314        $--        $7,737,026   $(6,969,756)  $ 839,584
                                                     ==========   =======        ===        ==========   ===========   =========

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

                                                                                            Period From
                                                                                           July 26, 2002
                                                                                            (Inception)
                                                         Three Months Ended December 31,      Through
                                                         -------------------------------    December 31,
                                                                2005         2004              2005
                                                             ----------   -----------      -------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                   $ (827,349)  $(1,176,678)      $(6,969,756)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Expenses associated with common stock and
      warrants                                                  307,386       806,353         3,775,690
    Net non-cash expenses associated with affiliate               7,801            --             7,801
    Beneficial conversion of notes payable                           --            --            96,635
    Amortization of discount on notes payable                   124,072            --           164,262
    Provision for uncollectible related party note
      receivable                                                     --            --            62,500
    Depreciation and amortization                                 2,510         1,243            10,300
  Changes in operating assets and liabilities:
    Increase in receivable from officer                              --            --            (1,064)
    Increase in interest receivable                                            (4,391)          (13,611)
    Increase in prepaid expenses                               (128,380)     (113,470)         (140,503)
    Increase in deposits                                             --        (9,445)          (16,445)
    Increase in other prepaid expense                                --      (100,000)               --
    Increase in expense advances to affiliated company               --       (48,827)         (351,946)
    Increase (decrease) in accounts payable                    (138,119)       11,213           155,831
    Increase (decrease) in accrued liabilities                 (101,509)       17,932            74,161
    Increase in payable, related party                               --           349                --
    Increase (Decrease) in interest payable, other              (14,538)        2,406             3,806
                                                             ----------   -----------       -----------
      Net Cash Used in Operating Activities                    (768,126)     (613,315)       (3,142,339)
                                                             ----------   -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of exploratory property interest                    (149,060)           --          (249,060)
  Issuance of notes receivable - affiliated parties                  --      (236,930)         (249,430)
  Payments received on notes receivable                              --                          66,930
  Purchase of furniture and equipment                           (15,146)      (58,619)          (84,247)
  Cash paid in connection with acquisition of
    DLM Services, Inc.                                               --            --           (50,000)
                                                             ----------   -----------       -----------
      Net Cash Used in Investing Activities                    (164,206)     (295,549)         (565,807)
                                                             ----------   -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the sale of common stock                        673,833     1,080,000         1,740,523
  Proceeds from notes payable, related parties                       --            --           893,733
  Proceeds from notes payable, other                            750,000            --         1,772,300
  Stock subscription received                                    68,000            --           118,000
  Costs associated with stock private placement                      --       (19,363)          (19,363)
  Repayment of notes payable, related parties                        --       (34,000)          (61,900)
  Repayment of notes payable, other                                  --       (25,000)          (43,874)
                                                             ----------   -----------       -----------
      Net Cash Provided by Financing Activities               1,491,833     1,001,637         4,399,419
                                                             ----------   -----------       -----------

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

                                                                                                                Period From
                                                                                                               July 26, 2002
                                                                                                                (Inception)
                                                                             Three Months Ended December 31,      Through
                                                                             -------------------------------   December 31,
                                                                                      2005       2004               2005
                                                                                   ---------   --------        -------------
Increase in Cash                                                                     559,501     92,773            691,273
Cash, Beginning of Period                                                            131,772     22,404                 --
                                                                                   ---------   --------         ----------
Cash, Ending of Period                                                             $ 691,273   $115,177         $  691,273
                                                                                   =========   ========         ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                                           $  36,671   $    950         $   38,798
                                                                                   =========   ========         ==========
  Cash paid for income taxes                                                       $      --   $     --         $       --
                                                                                   =========   ========         ==========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock to Gold and Minerals Company, Inc. in
    connection with the purchase of interest in assets of El Capitan, Ltd.         $      --   $     --         $        8
                                                                                   =========   ========         ==========
  Issuance of common stock to Gold and Minerals  Company, Inc. in
    connection with the purchase of the COD property (Note 1)                      $      --   $     --         $    3,600
                                                                                   =========   ========         ==========
  Issuance of common stock to Gold and Minerals Company, Inc. in
    connection with the purchase of the Weaver property                            $      --   $     --         $    3,000
                                                                                   =========   ========         ==========
  Costs associated with warrants/options issued                                    $  28,500   $ 60,000         $  285,504
                                                                                   =========   ========         ==========
  Stock based compensation                                                         $ 274,136   $746,353         $3,319,033
                                                                                   =========   ========         ==========
  Issuance of common stock for financing costs                                     $   4,750   $     --         $   61,000
                                                                                   =========   ========         ==========
  Issuance of common stock for interest costs                                      $      --   $ 62,801         $   62,801
                                                                                   =========   ========         ==========
  Conversion of accounts payable to equity                                         $      --   $ 31,381         $   31,381
                                                                                   =========   ========         ==========
  Conversion of accrued interest to equity                                         $      --   $ 15,971         $   15,971
                                                                                   =========   ========         ==========
  Non-cash advances from affiliate                                                 $(711,865)  $     --         $ (711,865)
                                                                                   =========   ========         ==========
  Non-cash offsets to affiliate                                                    $ 719,666   $     --         $  719,666
                                                                                   =========   ========         ==========
  Conversion of notes payable and accrued
    interest for issuance of common stock                                          $ 300,000   $     --         $  895,544
                                                                                   =========   ========         ==========

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

      Basis of Presentation and Going Concern - The unaudited interim financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB under the security Exchange Act of 1934.These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting or normal recurring accruals) considered for a fair presentation have been included. Operating results for the three-month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ended September 30, 2006.The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the fiscal year ended September 30, 2005 included in the Company's Annual Report on Form 10-KSB/A, as filed with the Securities and Exchange Commission.

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

      The Company will continue to pursue its cash requirements over the next fiscal year through a combination of financing activities completed and projected subsequent to year-end and prior to cash flow generated through operations. The Company has completed a private placement during the quarter ended December 31, 2005 (NOTE 11) and also completed a placement of a convertible debenture (NOTE 7). The Company also anticipates exercising the call option on various warrants, which, if exercised, would provide the Company significant working capital to continue its exploratory programs. We continually evaluate business opportunities such as joint venture processing agreements with the objective of creating cash flow to sustain the corporation and provide a source of funds for growth. There are no assurances of success in this regard or in the Company's ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If management's plans are not successful, operations and liquidity may be adversely impacted.

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

      Purchase of Mining Claims from Minerals - In August 2003, the Company acquired from Minerals certain mining claims granted by the United States Bureau of Land Management, buildings and personal property known as the COD property located near Kingman, Arizona. The COD property is an inactive underground mine consisting of thirteen mining claims as well as various outbuildings and other associated personal property. In consideration for the purchase, we issued 3,600,000 shares of our Common Stock to Minerals, having a market value on the date of the transaction of approximately $1,440,000. Because the COD property was acquired from our then controlling stockholder in exchange for our Common Stock, and Minerals had no economic monetary basis in the property, the transaction was accounted for as a non-monetary exchange and the COD property was recorded, in accordance with Generally Accepted Accounting Principles
      (GAAP), at no value on our consolidated financial statements.

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

      In addition to the Joint Venture, the Company also retained USCA.PK as a consultant for a period of two years to provide services pertaining to, among other things, identifying, studying and evaluating merger, acquisition, joint venture, strategic alliance and other proposals as well as implementation of financial public relations programs for the Company. In exchange for its services, USCA.PK was issued a one-year warrant to acquire up to 3,000,000 shares of El Capitan common stock exercisable at $0.14 per share. The total compensation cost related to the warrants was valued at $108,000 utilizing the Black-Scholes option-pricing method and the entire amount was expensed during the year ended September 30, 2004. The warrants expired unexercised in May 2005.

      Acquisition of Weaver Mining Claims - In July 2004, we acquired from Minerals the Weaver property located near Congress, Arizona. Consideration for this purchase was 3,000,000 shares of our Common Stock, which had a market value of $400,000 on the closing date. At the time the Weaver Mine was acquired from our controlling stockholder in exchange for our Common Stock, Minerals had no economic monetary basis in the property. Accordingly, the transaction was accounted for as a non-monetary exchange and the Weaver property was recorded at no value on our financial statements and was done in accordance with current GAAP.

      Purchase Agreement for Rainbow Valley Mining Property - In July 2004 the Company signed an agreement with Mr. Bob Langguth for the acquisition of approximately 1,620 acres located in Maricopa County, Arizona. The property has been permitted and the property and was drilled and assayed in early 2005 to determine the iron ore content of the mining site.

      Mr.Langguth passed away in January 2006 and the Company has not made any decisions to the continued management of the property since such time. Considering Mr. Langguths' passing prior to completion of agreement provisions, the Company has not determined how it intends to proceed with the property. Payments to Mr. Langguth ceased upon his passing.

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

      The Company recognized stock-based employee compensation aggregating $77,118 for options issued to employees during the three months ended December 31, 2005 and none was recognized for the prior comparable period in 2004.

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

                                                             Three Months Ended December 31,
                                                             -------------------------------
                                                                    2005         2004
                                                                -----------   -----------
                                                                (Unaudited)   (Unaudited)
      Net loss, as reported                                      $(827,349)   $(1,176,678)
      Add: total stock-based employee compensation expense
        included in reported net loss                              162,000        992,250
      Deduct - stock-based compensation expense determined
        under the fair value method, net of tax effect            (239,118)      (992,250)
                                                                 ---------    -----------
      Pro forma net loss                                         $(904,467)   $(1,176,678)
                                                                 =========    ===========
      Loss per share:
        Net loss per share, as reported                          $   (0.01)   $     (0.02)
                                                                 =========    ===========
        Net loss per share, pro forma                            $   (0.01)   $     (0.02)
                                                                 =========    ===========

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

      Exploration Property Costs - Exploration costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has capitalized $788,808 of exploration property acquisition costs as of December 31, 2005.

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

NOTE 4 - RESTATEMENT AND CORRECTION OF AN ERROR

      Certain balance sheet balances at December 31, 2005, have been restated to reflect the accounting for U. S. Canadian Minerals, Inc. (USCA.PK) common stock received for the sale of the COD property in May 2004. Subsequent to the Company's year ended September 30, 2005, the Company evaluated the transaction treatment under GAAP and determined that the Company original treatment of assigning no value to the shares was inconsistent with GAAP. The Company corrected this error and valued the shares at market value aggregating $2,052,000 on the date of the transaction, and recorded an offsetting amount as a liability classified as deferred gain. The Company has a continuing involvement related to the COD property. Based on these factors, no gain on the sale was recognized and any future decrease in market value of the securities, the reduction in value will reduce the deferred gain liability account accordance with current GAAP.

      Based upon the market value of the USCA.PK stock the Company valued the shares at $302,400 and $432,000 as of December 31, 2005, and September 30, 2005, respectively. Accordingly at December 31, 2005, the Company recorded an impairment of the stock value of $129,600, with the offsetting amount reducing the deferred gain liability account. A summary of the restatement is as follows:

                       Summary Consolidated Balance Sheet
                                December 31, 2005
                                   (Unaudited)

                                             As Previously   Restatement
                                                Reported      Adjustment   Restatement
                                             -------------   -----------   -----------
Current Assets                                 $  870,840                   $  870,840
Furniture and Equipment, net                       73,947                       73,947
Other Assets (Restated)                            19,653      $302,400      1,122,053
                                               ----------                   ----------
Total Assets                                   $1,764,440                   $2,066,840
                                               ==========                   ==========
Current Liabilities                            $  610,182                   $  610,182
Long-Term Note Payable, Net                       314,674                      314,674
Deferred Gain (Restated)                               --       302,400        302,400
Shareholders' Equity                              839,584                      839,584
                                               ----------                   ----------
Total Liabilities and Shareholders' Equity     $1,764,440                   $2,066,840
                                               ==========                   ==========

NOTE 5. INVESTMENTS IN USCA.PK

      At December 31, 2005 the Company owned 2,160,000 shares of U. S. Canadian Minerals, Inc. (USCA.PK) common stock. The market value per unrestricted share at the closing of the market on December 31, 2005 was $0.14 based on the last published sales price for this date. The Company valued the shares at $432,000, at September 30, 2005 with offsetting amount as a liability classified as deferred gain. The Company has a continuing involvement related to the COD property. Based on these factors, no gain on the sale was recognized and any future decrease in market value of the securities, the reduction in value will reduce the deferred gain liability account in accordance with current GAAP.

      Based upon the market value of the USCA.PK stock on December 31, 2005, the Company valued the shares at $302,400. Accordingly, at December 31, 2005, we recorded an impairment of the stock value of $129,600, with the offsetting amount reducing the deferred gain liability account.

      The Company has pledged all the shares of its USCA.PK investment as security for a secured convertible debenture note (NOTE 7).

NOTE 6. RELATED PARTY TRANSACTIONS

      Due from Affiliated Company - During the period October 2004 and through December, 2005, the Company made net payments on behalf of Minerals amounting to $509,671 relating to costs incurred on the El Capitan property site. Pursuant to an agreement effective October 1, 2004 between the two companies, costs incurred at the El Capitan site are to be split in accordance with their percentage ownership interest. The Company holds a 40% equity interest in El Capitan, Ltd., and Minerals holds the remaining 60% equity interest. To secure the amounts due under the note and the cost advances made on behalf Minerals by Company, Minerals has pledged to the Company 1,000,000 free trading shares of El Capitan Precious Metals, Inc. that it owns. During the quarter ended September 30, 2005, Minerals paid $150,000 towards its obligation under the Agreement. See below "Due to Affiliated Company".

      Due to Affiliated Company - During the quarter ended December 31, 2005, ECL, which the Company owns a 40% equity interest, finalized the purchase of four patented mining claims, constituting approximately 77.5 acres in aggregate, located in Lincoln County, New Mexico. The purchased claims are located on the El Capitan Mine property, which is owned by ECL. In consideration for the claims, ECL transferred 2,100,000 shares of the Company common stock owned by Minerals, which holds the remaining 60% equity interest in ECL. Pursuant to an agreement between ECL and the selling parties, the stock was valued at $0.82 per share, the market value of the stock on November 11, 2005 and the Company recorded the transaction as effective at December 31, 2005.

      Pursuant to an arrangement with Minerals, the Company is obligated to Minerals to pay $688,800 for the purchase of the patented mining claims by ECL. The Company offset its portion of the purchase price against existing obligations of Minerals due the Company at December 31, 2005, and resulted in the Company owing Minerals $76,384.

      Employment Agreement - Terms of the current verbal employment agreement of the CEO and president is entitled to a monthly compensation of $12,000. Also should the Company sell the El Capitan property during the term of the employment agreement, Conditional stock options are to be granted to the president if the El Capitan property is sold if the sale of the property is for a price in excess of $150,000,000, during the period March 18, 2005 through March 18, 2006. Under this requirement the Company would be required to grant the president a five-year stock option to purchase 1,750,000 shares of the Company's common stock at an exercise price of $0.75 per share.

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

NOTE 7. NOTES PAYABLE OTHER

      At December 31, 2005, the Company had two 12% unsecured notes payable to two stockholders of the Company amounting to $150,000 each, both of which are due September 15, 2006. Subsequent to December 31, 2005, the holders of these notes converted the outstanding principal to restricted common shares of the Company.

NOTE 8. LONG-TERM NOTE PAYABLE

      On March 30, 2005, the Company issued a 10% secured convertible debenture note for $300,000 to a stockholder of the Company. The note has a maturity of two and one-half years and contains a conversion feature into common stock at $0.60 per share. The note also provides for a five-year warrant to be issued for the purchase of common stock at an exercise price of $0.75. The note was collateralized by 1,000,000 shares of the U.S. Canadian Minerals Inc. stock that the Company owns. The note also provided that if the Company should sell any of the 2,160,000 shares of the U.S. Canadian Minerals, Inc. stock, the Company must allocate thirty-five percent (35%) of the net proceeds towards the retirement of the debenture note.

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

      On October 28, 2005, the Company issued an 8% secured convertible debenture note for $750,000 to an investment company. The note has a maturity of one and one-half years and contains a conversion feature into common stock at $0.50 per share. The note also provides for a five-year warrant for 500,000 shares of common stock at $0.60 per share and is collateralized by 2,160,000 shares of the U.S. Canadian Minerals Inc. common stock that the Company owns. The Company also issued a three-year warrant for 225,000 shares of common stock at $0.60 per share as a finder's fee.

      The intrinsic value of the beneficial conversion feature of the note was $384,320 and the portion of the proceeds allocated to the warrants issued in connection with the debt amounted to $84,320. Accordingly, $468,640 was recognized as a discount of the convertible debt and an addition to paid-in capital. At December 31, 2005, $33,314 of the discount has been amortized.

NOTE 9. CONSULTING AGREEMENTS

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

      On September 27, 2005, the Company entered into an agreement with Pavlich Associates ("Pavlich") which provides for Pavlich to be the primary representative of the Company in the sale of the El Capitan Project to all viable third party mineral companies. The agreement provides for consulting time charges, expenses and a success fee of $250,000, less the sum of the consulting time charges paid under the agreement, for the successful sale of the Project.

      See NOTE 5 for a description of the consulting agreement with a related party.

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

NOTE 12. STOCKHOLDERS' EQUITY (DEFICIT)

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

      During the quarter ended Decemebr 31, 2005, the Company issued 50,000 shares of Common Stock for $32,500 to a consultant for the exercise of options at $0.65 per share.

      On December 19, 2005, the Company issued 50,000 shares of Restricted Common Stock for consulting services at the current market value of $80,000.

      Warrants - During the quarter ended December 31, 2005, the Company issued 3,078,333 warrants. and 2,110,000 warrants were issued for the comparable period in 2004. The following table summarizes of warrant activity for the quarter ended December 31, 2005:

                                   Warrants Outstanding   Warrants Exercisable
                                   --------------------   --------------------
                                               Weighted               Weighted
                                                Average                Average
                                     Number    Exercise     Number    Exercise
                                   of Shares     Price    of Shares     Price
                                   ---------   --------   ---------   --------
      Balance,September30, 2005    5,015,000    $ 0.64    5,015,000    $ 0.64
        Granted                    3,078,333    $ 0.52    3,078,333    $ 0.52
        Cancelled                   (250,000)   $(0.75)    (250,000)   $(0.75)
        Exercised                         --    $   --           --    $   --
                                   ---------              ---------
      Balance, December 31, 2005   7,843,333    $ 0.59    7,843,333    $ 0.59
                                   =========    ======    =========    ======


      Options Granted During quarter Ending December 31, 2005 - Effective

      October 25, 2005, the Board of Directors approved an amendment expanding the duties of Dr. Clyde Smith and granted him a twelve month option to purchase 150,000 shares of common stock of the Company at an exercise price of $0.65 per share.

      The following table summarizes the option activity for the three months ended December 31, 2005:

                                         Options Outstanding          Options Exercisable
                                     --------------------------   --------------------------
                                                    Weighted                     Weighted
                                       Number        Average        Number        Average
                                     of Shares   Exercise Price   of Shares   Exercise Price
                                     ---------   --------------   ---------   --------------
      Balance , September 30, 2005   1,150,000        $0.56             --        $  --
        Granted                        150,000        $0.65        150,000        $0.65
        Exercised                      (50,000)       $0.65        (50,000)       $0.65
                                     ---------                     -------
      Balance, December 31, 2005     1,250,000        $0.57        100,000        $0.65
                                     =========        =====        =======        =====

NOTE 13. SUBSEQUENT EVENTS

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

Item 2 - Management's Discussion and Analysis and Plan of Operation

THIS FORM 10-QSB/A MAY CONTAIN CERTAIN "FORWARD-LOOKING" STATEMENTS AS SUCH TERM IS DEFINED BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE REGISTRANT'S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE REGISTRANT'S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY", "WILL", "EXPECT", "BELIEVE", "ANTICIPATE", "INTENT", "COULD", "ESTIMATE", "MIGHT", "PLAN", "PREDICT" OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE REGISTRANT'S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO ACQUISITIONS, GOVERNMENTAL REGULATION, MANAGING AND MAINTAINING GROWTH, THE OPERATIONS OF THE COMPANY AND ITS SUBSIDIARIES, VOLATILITY OF STOCK PRICE AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER REGISTRANT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY DOES NOT INTEND TO UNDERTAKE TO UPDATE THE INFORMATION IN THIS FORM 10-QSB/A IF ANY FORWARD-LOOKING STATEMENT LATER TURNS OUT TO BE INACCURATE. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION PRESENTED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB/A FOR THE YEAR ENDED SEPTEMBER 30, 2005.

RESULTS OF OPERATIONS

Operating Results for the Three Months Ended December 31, 2005 and 2004

Revenues - We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until late in the first or during the second calendar quarter of 2006, if ever. There is no guaranty that we will achieve proven viable precious metals at our various mine site locations.

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

Liquidity.- As of December 31, 2005, we had $691,273 of cash on hand. We will be required to raise additional capital in financing transactions in order to satisfy our expected cash expenditures. The Company also contemplates the exercise of the call options on various warrants, which if exercised, would provide the Company significant working capital to continue its exploratory programs. We continually evaluate business opportunities such as joint venture processing agreements with the objective of creating cash flow to sustain the corporation and provide a source of funds for growth. There are no assurances of success in the Company's ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If management's plans are not successful, operations and liquidity may be adversely impacted. In the event that we are unable to obtain additional capital, we may be forced to reduce our operating expenditures or to cease development and operations altogether.

On January 17, 2006, the two shareholder short-term note holders converted their principal balances of their notes aggregating $300,000 to unregistered common stock of the Company.

On January 20, 2006, the Company issued pursuant to a private placement under
Section 4(2) of the Securities Act an 8% convertible secured debenture in the principal amount of $550,000, together with a warrant to purchase 366,667 shares of the Company's common stock at an exercise price of $.60 per share. The convertible secured debenture matures on July 20, 2007. The 2,160,000 shares of the U.S. Canadian Minerals Inc. shares that the Company owns collateralize the note. Until maturity, and subject to the Company's right to prepay, the principal and interest under the convertible secured debenture are convertible into shares of the Company's common stock at a conversion price of $.50 per share.

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

Critical Accounting Policies. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. NOTE 3, "Significant Accounting Policies" in the Notes to the Consolidated Financial Statements in our Form 10-KSB/A describes our significant accounting policies which are reviewed by management on a regular basis.

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

            Stock-based compensation; and
            Valuation of warrants under the Black-Scholes option-pricing model.

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

      Future sales of a substantial number of shares of our Common Stock in the public market could adversely affect the market price for our Common Stock and make it more difficult for shareholders to sell our Common Stock at times and prices that they believe are appropriate. As of February 14, 2006, we had issued and outstanding 72,751,720 shares of Common Stock, warrants to purchase up to an aggregate amount of 7,910,000 shares of Common Stock, a convertible security convertible into an aggregate amount of 2,600,000 shares of Common Stock and 1,250,000 shares issuable upon the exercise of outstanding options. Of our Common Stock issued and outstanding, 49,652,419 shares are free of restrictions and freely transferable, 3,970,524 are transferable subject to trading restrictions under Rule 144 of the Securities Act of 1933, as amended and 19,128,777 are restricted from transfer for varying time periods under Rule 144 of the Securities Act of 1933.

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

      As of December 31, 2005, we had $691,273 of cash on hand. We will be required to raise additional capital in financing transactions in order to satisfy our expected cash expenditures. We continually evaluate business opportunities, such as joint venture processing agreements, with the aim of creating cash flow for working capital. Based on our current monthly utilization of working capital, we have sufficient cash to fund operations through approximately October 2006. In the event that we are unable to obtain additional capital, we may be forced to reduce our operating expenditures or to cease development and operations altogether.

As of the end of our current quarter ending December 31, 2005, we have not had revenue-generating operations, and may never generate revenues.

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

Title to any of our properties may prove defective, possibly resulting in a complete loss of our tights to such properties.

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

Item 3 - Controls and Procedures

      We maintain "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures as of December 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as such date, the Company's disclosure controls and procedures were effective.

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

      On October 30, 2005, the Company issued 1,603,333 restricted common shares to accredited investors pursuant to a private placement of securities under Section 4(2) and Rule 506 promulgated under the Securities Act, in an aggregate amount of $641,333. The placement also provided with each share of common stock a three-year warrant to purchase one share of common stock at an exercise price of $.50 per share. The warrants are callable under certain circumstances. The Company has agreed to file a registration statement covering the sale of the shares of common stock and the common stock issuable upon exercise of the warrants within ninety (90) days of the final sale under the placement and to use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC and to keep the registration statement effective for one year following the effective date. The Company filed the registration statement on January 30, 2006.

      During the quarter ended December 31, 2005, the Company issued 50,000 shares of common stock for $32,500 to a consultant for the exercise of options at $0.65 per share.

      On December 19, 2005, the Company issued 50,000 shares of restricted common stock for consulting services at the current market value of $80,000.


Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits

3.1 Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB dated September 30, 2004).

3.2 Amendment to Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB dated March 31, 2005).

3.3 By laws of El Capitan Precious Metals, Inc., as amended (incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-3 filed on January 30, 2006).

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

Dated: September 15, 2006                EL CAPITAN PRECIOUS METALS, INC.


                                        By: /s/ Charles C. Mottley
                                            ------------------------------------
                                            Charles C. Mottley
                                            President, Chief Executive Officer
                                            and Director


Dated: September 15, 2006                By: /s/ Stephen J. Antol
                                            ------------------------------------
                                            Stephen J. Antol
                                            Chief Financial Officer and
                                            Treasurer