Form 10QSB/A
period 2006-03-31
EL CAPITAN PRECIOUS METALS INC
filed 2006-09-18
CIK 1135202

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

AMENDMENT NO. 1 TO
FORM 10-QSB/A

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

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
(Issuer’s Telephone Number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒    NO ☐

Indicate by check mark whether the registrant is a shell company (as referred in Rule 12b-2 of the
Exchange Act). YES  ☐    NO ☒

APPLICABLE TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 73,284,409 shares of common stock, par value $0.001, issued and outstanding as of August 31, 2006.

Transitional Small Business Disclosure Format (Check one):   YES  ☐    NO ☒

EXPLANATORY COMMENT

This Amendment No. 1 to the Quarterly Report on Form 10-QSB for El Capitan Precious Metals, Inc, (the “Company”) for the fiscal quarter ended March 31, 2006, is being filed for the purpose of correcting and restating an error in ascribing a value to certain securities held by the Company as described in more detail in Footnote 4 to the Consolidated Financial Statements.

El Capitan Precious Metals, Inc.
Form 10-QSB/A
Quarter Ended March 31, 2006

Table of Contents

		Page

PART I	Financial Information	1

Item 1.	Financial Statements	1
	Consolidated Balance Sheets as of March 31, 2006 (Unaudited) and September 30, 2005	1
	Consolidated Statements of Operations for the three months and six months ended March 31, 2006 and 2005 (Unaudited) and from July 26, 2002 (Inception) to March 31, 2006 (Unaudited)	2
	Consolidated Statements of Stockholders’ Equity (Deficit) from July 26, 2002 (Inception) to March 31, 2006 (Unaudited)	3
	Consolidated Statements of Cash Flows for the six months ended March 31, 2006 and 2005 (Unaudited) and from July 26, 2002 (Inception) to March 31, 2006 (Unaudited)	7
	Notes to the Consolidated Financial Statements for the Six Months Ended March 31, 2006 (Unaudited)	9

Item 2.	Management’s Discussion and Analysis and Plan of Operations	23

Item 3.	Controls and Procedures	30

PART II	Other Information	31

Item 2.	Changes in Securities and Use of Proceeds	31

Item 6.	Exhibits	32

SIGNATURES		34

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2006	2005
ASSETS	(Unaudited) (Restated)	(Restated)
CURRENT ASSETS:
Cash	$437,863	$131,772
Advance to officer	2,773	1,064
Subscriptions receivable, common stock	-	68,000
Prepaid expenses and other	146,805	12,123
Due from affiliated company	153,608	351,946
Notes and interest receivable - affiliated company	-	133,611
Total Current Assets	741,049	698,516

FURNITURE AND EQUIPMENT, AT COST	132,837	69,101
Less: Accumulated depreciation	(13,077)	(7,790)
	119,760	61,311

OTHER ASSETS:
Investment in exploration property	788,808	100,008
Note receivable net of allowance for doubtful account of $12,500	-	-
Deposits	30,345	16,445
Investment of common stock of USCA.PK	280,800	432,000
	$1,960,762	$1,308,280

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$199,198	$293,950
Accrued liabilities	33,659	175,670
Interest payable, other	21,742	18,344
Notes payable, other	-	300,000
Total Current Liabilities	254,599	787,964
LONG-TERM NOTE PAYABLE, less discount of $856,744 and $90,758, respectively	443,256	209,242
DEFERRED GAIN	280,800	432,000
Total Liabilities	978,655	1,429,206
COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 72,908,045 and 69,408,749 issued and outstanding, respectively	72,907	69,409
Additional paid-in capital	9,061,637	5,952,072
Deficit accumulated during the exploration stage	(8,152,437)	(6,142,407)
Total Stockholders’ Equity (Deficit)	982,107	(120,926)
	$1,960,762	$1,308,280

See accompanying notes to consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2006 AND 2005 AND
FROM JULY 26, 2002 (INCEPTION) MARCH 31, 2006
(Unaudited)

	Cumulative
	During	Three Months Ended		Six Months Ended
	Exploration	March 31,		March 31,
	Stage	2006	2005	2006	2005
REVENUES	$—	$—	$—	$—	$—

GENERAL AND ADMINISTRATIVE EXPENSES:
Professional fees	3,082,548	127,549	94,524	321,899	904,472
Officer compensation	1,092,034	86,000	56,250	122,000	116,250
Administration compensation	783,875	245,000	116,500	365,000	198,238
Management fees, related party	320,500	—	12,000	—	36,000
Legal and accounting	555,221	32,470	78,400	92,731	121,908
Other general and administrative	361,330	91,991	62,684	136,259	86,770
Exploration	1,154,830	254,259	177,240	447,453	251,350
	7,350,338	837,269	597,598	1,485,342	1,714,988

OPERATING (LOSS)	(7,350,338)	(837,269)	(597,598)	(1,485,342)	(1,714,988)

OTHER INCOME (EXPENSE):
Interest income	27,915	5,410	4,703	11,602	9,094
Interest expense:
Related partied	(28,220)	—	(169)	—	(518)
Other	(196,433)	(66,156)	(1,443)	(83,814)	(4,773)
Accretion of discounts on notes payable	(252,654)	(128,582)	—	(252,654)	—
Costs associated with options and
Costs associated with options and warrants	(71,250)	(42,750)	(14,000)	(71,250)	(74,000)
Expenses associated with debt
Expenses associated with debt issuance and conversion	(281,457)	(113,334)	(21,635)	(128,572)	(21,635)
	(802,099)	(345,412)	(32,544)	(524,688)	(91,832)

NET (LOSS)	$(8,152,437)	$(1,182,681)	$(630,142))	$(2,010,030)	$(1,806,820)

Basic and Diluted Net (Loss) Per Common Share	$(0.14)	$(0.02)	$(0.01)	$(0.03)	$(0.03)

Weighted Average Number of Common Shares Outstanding	56,361,010	72,718,038	67,239,147	72,131,107	66,347,696

See accompanying notes to consolidated financial statements

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period July 26, 2002 (Inception) to March 31, 2006
(Unaudited)

					Deficit
					Accumulated
				Additional	During The
	Common Stock		Stock	Paid-In	Exploration
	Shares	Amount	Subscriptions	Capital	Stage	Total
Initial issuance of common stock in
September 2002, $0.00 per share	3,315,000	$3,315	$-	$(3,306)	$-	$9

Net loss, period ended	-	-	-	-	(21,577)	(21,577)

Balances at September 30, 2002	3,315,000	3,315	-	(3,306)	(21,577)	(21,568)

Issuance of common stock to Gold and
Minerals Company, Inc. in connection
with purchase of interest in assets of
El Capitan, Ltd. In November 2002, $0.00 per share	30,225,000	30,225	-	(30,217)	-	8

Issuance of common stock for cash
in November 2002, $0.00 per share	5,460,000	5,460	-	(5,446)	-	14

	39,000,000	39,000	-	(38,969)	(21,577)	(21,546)
Acquisition of DML Services, Inc.
on March 17, 2003	6,720,000	6,720	-	(56,720)	-	(50,000)

Common stock issued in connection with notes payable in March 2003, $0.03 per share	525,000	525	-	16,975	-	17,500

Common stock and warrants issued
for services in March 2003, $1.26 per share	150,000	150	-	188,850	-	189,000
Common stock issued under executive
compensation agreement in March
2003, $0.45 per share	1,057,140	1,057	-	478,943	-	480,000

Issuance of common stock to Gold and Minerals Company, Inc. in connection with purchase of COD property in August 2003, $0.00 per share	3,600,000	3,600	-	(3,600)	-	-

Common stock issued under management agreement in August 2003, $0.35 per share	1,057,140	1,058	-	368,942	-	370,000

Net loss, year ended September 30, 2003	-	-	-	-	(1,561,669)	(1,561,669)

Balances at September 30, 2003	52,109,280	$52,110	$-	$954,421	$(1,583,246)	$(576,715)

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period July 26, 2002 (Inception) to March 31, 2006
(Unaudited)

					Deficit
					Accumulated
				Additional	During The
	Common Stock		Stock	Paid-In	Exploration
	Shares	Amount	Subscriptions	Capital	Stage	Total
Cost associated with warrants issued	-	$-	$-	$108,000	$-	$108,000

Common stock issued under executive
compensation agreement in May 2004, $0.13 per share	1,350,000	1,350	-	178,650	-	180,000

Common stock issued under management agreement in May 2004, $0.13 per share	1,350,000	1,350	-	178,650	-	180,000

Common stock issued for services in June 2004, $0.20 per share	836,760	837	-	163,728	-	164,565

Common stock issued in connection with notes payable in June 2004, $0.25 per share	225,000	225	-	56,025	-	56,250

Common stock issued under executive
compensation agreement in July 2004, $0.14 per share	285,714	286	-	39,714	-	40,000

Common stock issued under management agreement in July 2004, $0.14 per share	285,714	285	-	39,715	-	40,000

Common stock issued for acquisition of Weaver property interest in July 2004, $0.00 per share	3,000,000	3,000	-	(3,000)	-	-

Common stock issued for services in July 2004, $0.15 per share	703,740	704	-	105,128	-	105,832

Common stock issued for retirement of a note payable and accrued interest in July 2004, $0.13 per share	1,343,154	1,343	-	177,744	-	179,087

Common stock issued under executive
compensation agreement in August 2004, $0.14 per share	142,857	143	-	19,857	-	20,000

Common stock issued under management agreement in August 2004, $0.14 per share	142,857	143	-	19,857	-	20,000

Common stock issued for services in August 2004, $0.20 per share	50,000	50	-	9,950	-	10,000

Common stock issued under executive compensation agreement in September 2004, $0.43 per share	46,511	46	-	19,954	-	20,000

Common stock issued under management agreement in September 2004, $0.43 per share	46,511	47	-	19,953	-	20,000

Common stock issued for retirement of notes payable and accrued interest in September 2004, $0.35 per share	751,518	751	-	262,280	-	263,031

Beneficial Conversion feature of Notes payable	-	-	-	75,000	-	75,000

Stock subscriptions	-	-	50,000	-	-	50,000

Net loss, year ended September 30, 2004	-	-	-	-	(1,314,320)	(1,314,320)

Balances at September 30, 2004	62,669,616	$62,670	$50,000	$2,425,626	$(2,897,566)	$(359,270)

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period July 26, 2002 (Inception) to March 31, 2006
(Unaudited)

					Deficit
					Accumulated
				Additional	During The
	Common Stock		Stock	Paid-In	Exploration
	Shares	Amount	Subscriptions	Capital	Stage	Total
Subscribed stock issued	200,000	$200	$(50,000)	$49,800	$-	$-

Common stock issued in settlement of
accounts payable in October 2004, at $0.82 per share	20,000	20	-	16,361	-	16,381

Common stock issued for professional in October 2004, at $0.66 per share	106,500	106	-	70,029	-	70,135

Common stock issued for consulting agreement in November 2004, $0.60 per share	1,536,859	1,537	-	920,578	-	922,115

Common stock sold in private placement in November 2004 at $0.50 per share	2,110,000	2,110	-	1,052,890	-	1,055,000

Common stock issued in settlement of
Accounts payable in November 2004 at $0.60 per share	25,000	25	-	14,975	-	15,000

Common stock sold in private placement In December 2004 at $0.50 per share	50,000	50	-	24,950	-	25,000

Costs associated with warrants issued	-	-	-	135,000	-	135,000

Costs associated with stock private placement	-	-	-	(19,363)	-	(19,363)

Common stock sold in private placement
in January 2005 at $0.50 per share	265,000	265	-	132,235	-	132,500

Common stock issued for retirement of notes payable and accrued interest in February 2004 at $0.40 per share	432,701	433	-	172,647	-	173,080

Common stock sold in private placement in March 2005 at $0.50 per share	200,000	200	-	99,800	-	100,000

Beneficial conversion of notes payable	-	-	-	21,635	-	21,635

Costs associated with warrants issued	-	-	-	14,000	-	14,000

Discounts associated with issuance of
convertible debt with detachable warrants	-	-	-	113,448	-	113,448

Common stock sold in private placement
May -June 2005 at $0.40 per share	880,000	880	-	351,120	-	352,000

Common stock sold in private placement
In July 2005 at $0.40 per share	360,000	360	-	143,640	-	144,000

Common stock issued for consulting services
In August 2005 at $0.57 per share	8,772	9	-	4,991	-	5,000

Common stock issued for unpaid consulting
through July 2005 at $0.38 per share	544,291	544	-	207,706	-	208,250

Share rounding on affiliate share distribution
to its shareholders	10	-	-	4	-	4

Net loss, year ended September 30, 2005	-	-	-	-	(3,244,841)	(3,244,841)

Balances at September 30, 2005	69,408,749	$69,409	$-	$5,952,072	$(6,142,407)	$(120,926)

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period July 26, 2002 (Inception) to March 31, 2006
(Unaudited)

					Deficit
					Accumulated
				Additional	During The
	Common Stock		Stock	Paid-In	Exploration
	Shares	Amount	Subscriptions	Capital	Stage	Total

Common stock issued for consulting services for August 2005 at $0.462 per share	146,270	$146	$-	$67,490	$-	$67,636

Common stock issued for services At $0.41 per share	200,000	200	-	81,800	-	82,000

Common stock issued for consulting service
for September 2005 at $0.418	106,461	106	-	44,394	-	44,500

Common stock sold in private placement
October 2005 at $0.40 per share	1,603,333	1,603	-	639,730	-	641,333

Common stock issued for conversion
convertible debt at $0.40 per share	750,000	750	-	299,250	-	300,000

Common stock issued for services
at $1.60 per share	50,000	50	-	79,950	-	80,000

Costs associated with options issued	-	-	-	28,500	-	28,500

Costs associated with warrants issued for
financial services	-	-	-	42,750	-	42,750

Common stock sold by the exercise of options
at $0.65 per share	50,000	50	-	32,450	-	32,500

Discounts associated with issuance of convertible debt with detachable warrants	-	-	-	1,018,640	-	1,018,640

Issuance of common stock for the exercise of
options and warrants at $0.65 and $0.50,
respectively	110,000	110	-	63,890	-	64,000

Common stock issued for compensation at
$1.56 per share	112,181	112	-	174,888	-	175,000

Common stock issued for conversion of notes
payable at $1.56 per share	274,726	275	-	428,297	-	428,572

Common stock issued for services
at $1.69 per share	20,000	20	-	33,780	-	33,800

Common stock issued for services
at $1.98 per share	40,000	40	-	79,160	-	79,200

Common stock issued for cashless exercise of
warrants	36,325	36	-	(36)	-	-

Costs associated with stock private placement	-	-	-	(5,368)	-	(5,368)

Net(loss) for the six months ended March 31,
2006	-	-	-	-	(2,010,030)	(2,010,030)

Balances, March 31, 2006 (Unaudited)	72,908,045	$72,907	$-	$9,061,637	$(8,152,437)	$982,107

See accompanying notes to consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005 AND FOR
THE PERIOD FROM JULY 26, 2002 (INCEPTION) TO MARCH 31, 2006
(Unaudited)

			Period From
			July 26, 2002
			(Inception)
			Through
	Six Months Ended March 31,		March 31,
	2006	2005	2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(2,010,030)	$(1,806,820)	$(8,152,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses associated with common stock, warrants and options	521,250	824,036	3,989,554
Net non-cash expenses associated with affiliate	7,801	—	7,801
Gain on conversion of debt	128,572	21,635	225,207
Amortization of discount on notes payable	252,654	—	292,844
Provision for uncollectible related party note receivable	—	50,000	62,500
Depreciation and amortization	5,287	3,260	13,077
Changes in operating assets and liabilities:
Increase in receivable from officer	(1,709)	—	(2,773)
Increase in interest receivable		(7,378)	(13,611)
Increase in prepaid expenses	(134,682)	(51,062)	(146,805)
Decrease (increase) in deposits	500	(9,445)	(15,945)
Increase in other prepaid expense	—	(66,666)	-
Increase in expense advances to affiliated company	(229,992)	(150,385)	(581,938)
Increase (decrease) in accounts payable	(94,752)	43,387	199,198
Increase (decrease) in accrued liabilities	(29,875)	124,532	145,795
Increase in payable, related party	—	683	-
Increase in interest payable, other	3,398	—	21,742
Net Cash Used by Operating Activities	(1,581,578)	(1,024,223)	(3,955,791)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of exploratory property interest	(149,060)	—	(249,060)
Issuance of notes receivable - affiliated parties	—	(236,930)	(249,430)
Payments received on notes receivable	—	66,930	66,930
Purchase of furniture and equipment	(63,736)	(65,966)	(132,837)
Cash paid in connection with acquisition of DLM Services, Inc.	—	—	(50,000)
Net Cash Used in Investing Activities	(212,796)	(235,966)	(614,397)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	737,833	1,312,500	2,478,356
Proceeds from notes payable, related parties	—	—	219,900
Proceeds from notes payable, other	1,300,000	300,000	2,322,300
Stock subscription received	68,000	—	118,000
Costs associated with stock private placement	(5,368)	(19,363)	(24,731)
Repayment of notes payable, related parties	—	(34,000)	(61,900)
Repayment of notes payable, other	—	(25,000)	(43,874)
Net Cash Provided by Financing Activities	2,100,465	1,534,137	5,008,051

See accompanying notes to the consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2006 and 2005 and for
the Period from July 26, 2002 (Inception) to March 31, 2006
(Unaudited)

			Period From
			July 26, 2002
			(Inception)
			Through
	Six Months Ended March 31,		March 31,
	2006	2005	2006
INCREASE IN CASH	306,091	273,948	437,863

CASH, BEGINNING OF PERIOD	131,772	22,404	-

CASH, ENDING OF PERIOD	$437,863	$296,352	$437,863
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$81,915	$950	$84,042

Cash paid for income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of interest in assets of El Capitan, Ltd.	$—	$—	$8

Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of the COD property (Note 1)	$—	$—	$3,600

Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of the Weaver property	$—	$—	$3,000

Costs associated with warrants/options issued	$71,250	$74,000	$328,254

Stock based compensation	$450,000	$750,036	$3,4,94,897

Issuance of common stock for financing costs	$—	$—	$56,250

Issuance of common stock for interest costs	$—	$—	$62,801

Conversion of accounts payable to equity	$—	$31,381	$31,381

Conversion of accrued interest to equity	$—	$—	$15,971

Non-cash advances from affiliate	$(711,865)	$—	$(711,865)

Non-cash offsets to affiliate	$719,666	$—	$719,666

Conversion of notes payable and accrued interest
with the issuance of common stock	$600,000	$169,397	$1,195,544

See accompanying notes to consolidated financial statements.

 EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended March 31, 2006 (Unaudited)

NOTE 1 - BUSINESS, OPERATIONS, ORGANIZATION, LIQUIDITY AND BASIS OF PRESENTATION

Business and Operations -  On July 26, 2002, El Capitan Precious Metals, Inc. was incorporated as a Delaware corporation to engage in the business of acquiring properties containing precious metals, principally gold, silver, and platinum. On March 18, 2003, El Capitan Precious Metals, Inc. (Delaware) entered into a share exchange agreement with DML Services, Inc. (“DML”), a Nevada corporation, and became the wholly owned subsidiary of DML. On April 11, 2003, DML changed its name to El Capitan Precious Metals, Inc. The results of El Capitan Precious Metals, Inc., a Nevada corporation (formerly DML Services, Inc.), and its wholly owned Delaware subsidiary of the same name (collectively “El Capitan” or the “Company”) are presented on a consolidated basis.

The Company is in the exploration stage and since inception, has completed certain acquisitions and transactions (Note 2), but has not had any revenue producing operations.

Organization - The Company was previously organized as DML Services, Inc., a Nevada corporation, formed in 2000. On March 17, 2003, DML sold the assets and operations of its catering and food service business to the executive officers and directors of DML in exchange for the return of 30,120,000 shares of DML and cash of $50,000, paid by El Capitan. On March 18, 2003, DML acquired all of the issued and outstanding common stock of El Capitan in exchange for 39,000,000 shares of DML’s common stock issued to the El Capitan stockholders, which represented 85% of the Company’s total shares outstanding immediately following the exchange. As a result of a four share for one stock split completed by DML on November 25, 2002, and the retirement of 30,120,000 post-reverse-split shares which took place immediately prior to closing the transaction, the stockholders of DML hold 6,720,000 shares of the Company’s common stock, which represents 15% of the total outstanding shares of common stock of the Company immediately following the exchange.

The El Capitan transaction was recorded as a reverse acquisition based on factors demonstrating that El Capitan constituted the accounting acquirer. The shareholders of El Capitan received 85% of the post-acquisition outstanding common stock of DML. In addition, post-acquisition management personnel and the sole board member of the Company now consist of individuals previously holding positions with El Capitan. The historical stockholders’ equity of El Capitan prior to the exchange was retroactively restated (a recapitalization) for the equivalent number of shares received in the exchange after giving effect to any differences in the par value of the DML and El Capitan common stock, with an offset to additional paid-in capital. The restated consolidated deficit accumulated during the development stage of the accounting acquirer (El Capitan) has been carried forward after the exchange.

Basis of Presentation and Going Concern - The unaudited interim financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB under the security Exchange Act of 1934.These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting or normal recurring accruals) considered for a fair presentation have been included. Operating results for the six-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended September 30, 2006.The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the fiscal year ended September 30, 2005 included in the Company’s Annual Report on Form 10-KSB/A, as filed with the Securities and Exchange Commission.

The accompanying financial statements have been prepared assuming the Company will continue as going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is an exploration stage precious metals company and since its inception has had no mining revenues and has incurred recurring losses aggregating $8,152,437 accumulated during the exploration stage. In addition, the Company does not have a revolving credit facility with any financial institution. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital, negotiating adequate financing arrangements and on achieving sufficiently profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company will continue to pursue its cash requirements over the next fiscal year through a combination of financing activities completed and projected subsequent to year-end and prior to cash flow generated through operations. The Company completed a private placement during the quarter ended December 31, 2005 (NOTE 11) and also completed a placement of a convertible debenture (NOTE 7). During the quarter ended March 31, 2006, the Company completed a second placement of a convertible debenture (NOTE 7) to the same party and as provided for in the original agreement. The Company also anticipates exercising the call option on various warrants, which, if exercised, would provide the Company significant working capital to continue its exploratory programs. We continually evaluate business opportunities such as joint venture processing agreements with the objective of creating cash flow to sustain the corporation and provide a source of funds for growth. There are no assurances of success in this regard or in the Company’s ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If management’s plans are not successful, operations and liquidity may be adversely impacted.

Given the Company’s limiting operating history, lack of revenue, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern

NOTE 2. ACQUISITIONS AND DIVESTITURES

Acquisition of El Capitan Property from Gold and Minerals Company, Inc. - In October 2002, the Company completed the acquisition of a 40% equity interest in El Capitan, Ltd. (“ECL”), an Arizona corporation, which prior to the transaction was wholly-owned subsidiary of Gold and Minerals Company, Inc. (“Minerals”), a Nevada corporation. Minerals is affiliated with the Company in that it is a shareholder of the Company and the Company’s CEO/President is a shareholder of Minerals. Minerals is involved in the exploration, and testing of exploration properties. Consideration for the acquisition consisted of the issuance of 30,225,000 shares of the Company’s common stock to Minerals (which occurred in November 2002, and which constituted a 77.5% equity ownership in the Company prior to the reverse acquisition) and $100,000 cash, of which $86,000 was paid through September 30, 2003, and $14,000 was paid in October 2003. Minerals retained the remaining 60% ownership in El Capitan, Ltd.

The assets of ECL primarily consist of the El Capitan property (the “Property”), an inactive iron and related ore property located in New Mexico. At December 31, 2005, the Property contained four patented claims and unpatented claims on approximately 10,000 acres in the Capitan Mountains in Lincoln County, New Mexico. The Property has no proven reserves. The Company did not assume any liabilities or obligations of ECL.

During the quarter ended December 31, 2005, ECL finalized the purchase of four patented mining claims, constituting approximately 77.5 acres in aggregate, located in Lincoln County, New Mexico. The purchased claims are located on the property, which is owned by ECL. In consideration for the claims, ECL transferred 2,100,000 shares of the Company’s common stock owned by Minerals. Pursuant to an agreement between ECL and the selling parties, the stock was valued at $0.82 per share, the market value of the stock on November 11, 2005.

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

Sale of 80% of Mining Claims and Joint Venture - In May 2004, the Company executed a joint venture agreement (the “Joint Venture”) with U.S. Canadian Minerals, Inc. (“USCA.PK”), a publicly-traded Nevada company, to explore the COD property, including the recovery of gold and silver from the tailings of the COD site. The Joint Venture is to operate under the name “CanEl” until May 2020, unless terminated earlier pursuant to the terms of the Joint Venture. Under terms of the Joint Venture Agreement, the Company was required to transfer to USCA.PK an 80% interest in the COD mine in exchange for 720,000 shares of USCA.PK common stock. Pursuant to a stock split affected by USCA.PK, the Company currently holds 2,160,000 shares of the USCA.PK common stock. On the date of the original transaction, shares of unrestricted freely trading USCA.PK common stock traded at $2.85 per share, or as adjusted for the split, at $0.95 per share. At December 31, 2005, these shares were pledged as security for the $1,300,000 convertible debenture notes. See NOTE 7.

The USCA.PK common stock was restricted with respect to sale until May 2005. USCA.PK’s common stock is currently traded on the Pink Sheets, its most recent SEC filings have not been reviewed by an independent registered public accounting firm, and it faced a SEC imposed temporary trading suspension in October of 2004, which has since expired. The Company also has continuing involvement (as discussed below) related to the COD property. Based on these factors, no gain on the sale was recorded and the Company has ascribed a value of $2,052,000 to the common stock received at September 30, 2004, the value on the date of the transaction, and recorded a deferred gain on the sale of an asset and is classified as a long term liability. Any future decrease in market value of the securities, the reduction in value will reduce the deferred gain liability account. The transaction was recorded in accordance with current GAAP.

When the USCA.PK common stock resumes trading on the Bulletin Board, and once the Company’s assessment of the common stock allows for classification of the securities as marketable securities, it intends to classify the investment as available for sale under Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities.

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

 Purchase Agreement for Rainbow Valley Property Rainbow Valley Property - The Rainbow Valley property consists of approximately 1,620 acres located in Maricopa County, approximately 30 miles south of Phoenix near Mobile, Arizona. In July 2004, we signed an agreement with Mr. Bob Langguth regarding the exploration of the Rainbow Valley property, consisting of claims located on approximately 1,620 acres in Maricopa County, Arizona. The property was permitted and was drilled and assayed in early 2005 to determine the iron ore content of the site. Under the terms of the agreement, Mr. Langguth was to be paid $2,500 monthly for managing the testing, further development of the property, necessary permitting and consulting on other properties the Company may have an interest in. Upon completion of the successful testing and permitting of the site, the Company would be obligated to pay the seller $100,000. At this time, the Company is not liable for this obligation until all terms and conditions are met.

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

Management Estimates and Assumptions - The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from these estimates.

Fair Value of Financial Instruments - The fair values of the Company’s financial instruments include cash, investments, accounts payable, accrued expenses and notes payable approximate their carrying amounts because of the short maturities of these instruments or because of restrictions.

Furniture and Equipment - Furniture and equipment are stated at cost. Depreciation is calculated for financial statements using the straight-line basis over the estimated useful lives as follows:

Automobile	5 years
Office furniture and equipment	3-10 years
Mine equipment	7 years

Depreciation expense for the periods ended March 31, 2006 and 2005 was $5,287 and $3,260, respectively.

Comprehensive Income (Loss) - SFAS No. 130, Reporting Comprehensive Income, establishes requirements for disclosure of comprehensive income and its components, which include, among other items, unrealized gains or losses from marketable securities and foreign currency translation adjustments that previously were only reported as a component of stockholders’ equity. The Company did not have any components of comprehensive income (loss) during the periods presented.

Net Income (Loss) Per Share - SFAS No. 128, Earnings per Share, requires dual presentation of basic and diluted earnings or loss per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents and is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects potential dilution. These dilutive securities are not considered in the calculation, as the impact of the potential shares would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share. The historical loss per share of El Capitan prior to the merger has been retroactively restated to reflect the new capital structure.

At March 31, 2006, potential dilutive securities consisted of stock options representing 1,713,000 common shares were outstanding with an exercise price ranging between $0.56 and $1.99 per share and with a weighted average exercise price of $1.00. At March 31, 2006, stock warrants representing 7,795,000 common shares were outstanding with exercise prices ranging between $0.50 and $0.75 per share, with weighted average exercise price of $0.52 per share.

At March 31, 2005, potential dilutive securities consisted of stock warrants representing 6,775,000 common shares with exercise prices ranging between $0.14 and $2.50 per share. The weighted average exercise price for outstanding warrants was $0.53.

Stock-Based Compensation - Transition and Disclosure - The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and the related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. If the exercise price of employee stock options is under the market price of the underlying stock on the date of grant, compensation expense is recorded for the price differential times the quantity of options granted. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting For Stock-Based Compensation - Transition & Disclosure.”

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

The following table illustrates the pro forma effect on net (loss) and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 148, “Accounting For Stock-Based Compensation - Transition & Disclosure, An Amendment To FASB Statement No. 123,” to stock-based employee compensation.

	Six Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Net loss, as reported	$(2,010,030)	$(1,806,820)
Add: total stock-based compensation expense included in reported net loss	175,000	—
Deduct - stock-based compensation expense determined under the fair value method, net of tax effect	(329,236)	—

Pro forma net loss	$(2,164,266)	$(1,806,820)

Loss per share:
Net loss per share, as reported	$(0.03)	$(0.03)

Net loss per share, pro forma	$(0.03)	$(0.03)

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

Exploration Property Costs - Exploration costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has capitalized $788,808 of exploration property acquisition costs as of March31, 2006.

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share Based Payment” (“SFAS No. 123R”), which is a revision to SFAS No. 123 and supersedes APB No. 25 and SFAS No. 148. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.

SFAS No. 123R applies to all awards granted after the required amended effective date and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under Statement No. 123 will apply this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for prior periods adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement No. 123. As a result, beginning in our fiscal quarter starting October 2006, we will adopt SFAS No. 123R and begin reflecting the stock option expense determined under fair value based methods in our income statement rather than a pro forma disclosure in the notes to the financial statements. We expect the effect of adopting SFAS No. 123R to be similar to the effect presented in our pro forma disclosure related to SFAS No. 123.

NOTE 4 - RESTATEMENT AND CORRECTION OF AN ERROR

Certain balance sheet balances at March 31, 2006, have been restated to reflect the accounting for U. S. Canadian Minerals, Inc. (USCA.PK) common stock received for the sale of the COD property in May 2004. Subsequent to the Company’s year ended September 30, 2005, the Company evaluated the transaction treatment under GAAP and determined that the Company original treatment of assigning no value to the shares was inconsistent with GAAP. The Company corrected this error and valued the shares at market value aggregating $2,052,000 on the date of the transaction, and recorded an offsetting amount as a liability classified as deferred gain. The Company has a continuing involvement related to the COD property. Based on these factors, no gain on the sale was recognized and any future decrease in market value of the securities, the reduction in value will reduce the deferred gain liability account accordance with current GAAP.

Based upon the market value of the USCA.PK stock the Company valued the shares at $280,800 and $302,400 as of March 31, 2006, and December 31, 2005, respectively. Accordingly at March 31, 2006, the Company recorded an impairment of the stock value of $21,600, with the offsetting amount reducing the deferred gain liability account. A summary of the restatement is as follows:

Summary Consolidated Balance Sheet
 March 31, 2006
(Unaudited)

	As Previously Reported	Restatement Adjustment	Restatement
Current Assets	$741,049		$741,049
Furniture and Equipment, net	119,760		119,760
Other Assets (Restated)	819,153	$280,800	1,099,953

Total Assets	$1,679,962		$1,960,762

Current Liabilities	$254,599		$254,599
Long-Term Note payable, Net	443,256		443,256
Deferred Gain (Restated)	—	280,800	280,800
Shareholders’ Equity	982,107		982,107

Total Liabilities and Shareholders’ Equity	$1,679,962		$1,960,762

NOTE 5. INVESTMENTS IN USCA.PK

At March 31, 2006 the Company owned 2,160,000 shares of U. S. Canadian Minerals, Inc. (USCA.PK) common stock. The market value per unrestricted share at the closing of the market on March 31, 2006 was $0.14 based on the last published sales price for this date. Subsequent to our current period ended, the market price decreased to $0.13 per share seven days prior to our filing and the Company valued the shares at the lower market price with an aggregate value of $280,800 with offsetting amount as a liability classified as deferred gain. The Company has a continuing involvement related to the COD property. Based on these factors, no gain on the sale is recognized and any future decrease in market value of the securities, the reduction in value will reduce the deferred gain liability account in accordance with current GAAP.

Based upon the market value of the USCA.PK stock on March 31, 2006, the Company valued the shares at $280,800. Accordingly, at March 31, 2006, we recorded an impairment of the stock value of $108,000, with the offsetting amount reducing the deferred gain liability account.

The Company has pledged all the shares of its USCA.PK investment as security for a secured convertible debenture notes (NOTE 8).

NOTE 6. RELATED PARTY TRANSACTIONS

Due from Affiliated Company - During the period October 2004 and through March 2005, the Company made net payments on behalf of Minerals amounting to $739,663 relating to costs incurred on the El Capitan property site. Pursuant to an agreement effective October 1, 2004 between the two companies, costs incurred at the El Capitan site are to be split in accordance with their percentage ownership interest. The Company holds a 40% equity interest in El Capitan, Ltd., and Minerals holds the remaining 60% equity interest. To secure the amounts due under the note and the cost advances made on behalf Minerals by Company, Minerals has pledged to the Company 1,000,000 free trading shares of the Company’s common stock that it owns. During the quarter ended September 30, 2005, Minerals paid $150,000 towards its obligation under the Agreement.

During the quarter ended December 31, 2005, ECL, which the Company owns a 40% equity interest, finalized the purchase of four patented mining claims, constituting approximately 77.5 acres in aggregate, located in Lincoln County, New Mexico. The purchased claims are located on the El Capitan Mine property, which is owned by ECL. In consideration for the claims, ECL transferred 2,100,000 shares of the Company’s common stock owned by Minerals, which holds the remaining 60% equity interest in ECL. Pursuant to an agreement between ECL and the selling parties, the stock was valued at $0.82 per share, the market value of the stock on November 11, 2005 and the Company recorded the transaction as effective at December 31, 2005.

Pursuant to an arrangement with Minerals, the Company is obligated to Minerals to pay $688,800 for the purchase of the patented mining claims by ECL. The Company offset its portion of the purchase price against existing obligations of Minerals due the Company at March 31, 2006, and resulted in the Minerals owing the company $153,608.

Employment Agreement - Terms of the current verbal employment agreement of the CEO and president is entitled to a monthly compensation of $12,000. The Company currently has verbal employment agreements with the individuals, three of whom are officers and/or directors of the Company, at an aggregate salary amount of $40,000 per month.

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

Consulting Agreements - The Company entered into a consulting agreement with an officer of Minerals relating to the El Capitan property pursuant to which the Company issued 600,000 shares of common stock to the consultant and agreed to pay a fee of $20,000 per month, which may be paid in shares of the Company’s common stock at the Company’s option. Through December 31, 2004, the Company has issued 2,282,222 shares in payment of $420,000 of the earned fees and the agreement expired on December 31, 2004. The Company extended the contract on a month-to-month basis through March 2005 at $10,000 per month.

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

On October 28, 2005, the note holder and Company agreed to roll the secured convertible debenture note principal into the private placement that the Company was completing and payment of all accrued interest to the note holder.

On October 28, 2005, the Company issued an 8 % secured convertible debenture note for $750,000 to an investment company. The note has a maturity of one and one-half years and contains a conversion feature into common stock at $0.50 per share. The note also provides for a five-year warrant for 500,000 shares of common stock at $0.60 per share and is collateralized by 2,160,000 shares of the U.S. Canadian Minerals Inc. common stock that the Company owns. The Company also issued a three-year warrant for 225,000 shares of common stock at $0.60 per share as a finder’s fee.

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

NOTE 9. CONSULTING AGREEMENTS

On October 19, 2004, the Company entered into an Investment Advisory Agreement with Blake Advisors, LLC (“Blake”) for certain financial and investment advisory services. The term of the agreement expired on October 31, 2005. Compensation under the agreement provided for (i) the payment of $175,000 in cash and (ii) a monthly fee of $5,000 from November 1, 2004 to October 1, 2005. Pursuant to the agreement, the Company granted a five-year warrant to the consultant for the purchase of 500,000 shares of the Company’s common stock at an exercise price of $0.85 per share, a cashless-exercise provision and piggyback registration rights. Subsequently, the warrant exercise price was reduced to $0.50 per share in consideration of Blake agreeing to remove the cashless exercise provision provided for in the original warrant. Under the terms of the agreement, the Company became obligated and paid fees amounting to $200,000.

On November 4, 2004, the Company entered into an Exclusive Agency Agreement with Asia Finance Company, LLC (“AFC”) pursuant to which AFC was engaged to source buyers of iron ore for the Company in the Asian market. The agreement appoints AFC as its exclusive representative for the solicitation and sale of iron ore buyers in Asia. As partial consideration for such services, the Company issued 1,536,859 shares of restricted common stock to AFC and monetary consideration of $100,000. At June 30, 2005, the Company has expensed this amount.

On August 22, 2005, the Company entered into a formal agreement with Clyde Smith, PhD. P. Eng., as consulting geologist to the El Capitan Property. The agreement provides for Smith to continue acting as the Company’s consulting geologist at his regular compensation rate and to receive a success fee of $250,000 for the successful sale of the Project. The agreement was amended on October 25, 2005, to provide Smith with an option for the purchase of 150,000 shares of our common stock at $0.65 per share, the market price on the date of grant. The option was granted under provisions of the Company’s 2005 Stock Incentive Plan and the option expires on October 25, 2006.

On September 27, 2005, the Company entered into an Agreement with Pavlich Associates (“Pavlich”) which provides for Pavlich to be the primary representative of the Company in the sale of the El Capitan property to all viable third party mineral companies. The agreement provides for consulting time charges, expenses and a success fee of $250,000, less the sum of the consulting time charges paid under the agreement, for the successful sale of the property.

See NOTE 6 for a description of the consulting agreement with a related party.

Upon the recommendation of Clyde Smith, in February 2006, the Company engaged Earth Search Sciences, Inc. to conduct hyperspectral surveys on certain of the company’s properties for a cost of approximately $45,000. Charles Mottley, the Company’s CEO and a director, provides consulting services to Earth Search Sciences, Inc. and therefore abstained from the boards vote relating to the retention of Earth Search.

NOTE 10. COMMITMENTS AND CONTINGENCIES

On October 19, 2004, the Company entered into an Investment Advisory Agreement with Blake Advisors, LLC (“Blake”) for certain financial and investment advisory services. The term of the agreement expired on October 31, 2005. Compensation under the agreement provided for (i) the payment of $175,000 in cash and (ii) a monthly fee of $5,000 from November 1, 2004 to October 1, 2005. Pursuant to the agreement, the Company granted a five-year warrant to the consultant for the purchase of 500,000 shares of the Company’s common stock at an exercise price of $0.85 per share, a cashless-exercise provision and piggyback registration rights. Subsequently, the warrant exercise price was reduced to $0.50 per share for Blake agreeing to remove the cashless exercise provision provided for in the original warrant. Under the terms of the agreement, the Company became obligated and paid fees amounting to $200,000.

The Company signed a lease for office space in Scottsdale, Arizona, effective November 1, 2004. The lease has a two-year term and requires monthly payments of $3,845 plus taxes and tenant charges.

On August 22, 2005, the Company entered into a formal agreement with Clyde L. Smith, PhD., P. Eng., as consulting geologist to the El Capitan Property. The agreement provides for Smith to continue acting as the Company’s consulting geologist at his regular compensation rate and to receive a success fee of $250,000 for the successful sale of the Project. The agreement was amended on October 25, 2005, to provide Smith with an option for the purchase of 150,000 shares of our common stock at $0.65 per share, the market price on the date of grant. The option was granted under provisions of the Company’s 2005 Stock Incentive Plan and the option expires on October 25, 2006.

On September 27, 2005, the Company entered into an agreement with Pavlich Associates (“Pavlich”), which provides for Pavlich to be the primary representative of the Company in the sale of the El Capitan property to all viable third party mineral companies. The Agreement provides for consulting time charges, expenses and a success fee of $250,000, less the sum of the consulting time charges paid under the agreement, for the successful sale of the property.

NOTE 11. ADOPTION OF 2005 STOCK INCENTIVE PLAN

On June 2, 2005, the Board of Directors adopted the Company’s 2005 Stock Incentive Plan which reserves 5,000,000 shares for issuance under the Plan out of the authorized and unissued shares of par value $0.001 common stock of the Company. On July 8, 2005, the Board of Directors authorized the Company to take the steps necessary to register the Plan shares under a registration statement on Form S-8. On July 19, 2005, the Form S-8 was filed with the SEC.

NOTE 12. STOCKHOLDERS’ EQUITY (DEFICIT)

Changes to the Company’s Capital Structure and Dividend - On December 28, 2004, the Company’s Board of Directors authorized an additional increase in the number of shares authorized for issuance by the Company from 100,000,000 to 300,000,000. The Company majority shareholder approved the change by written consent on March 11, 2005, and a Certificate of Amendment to the Articles of Incorporation was filed with the State of Nevada on April 7, 2005 to effect the amendment.

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

On October 28, 2005, in conjunction with the convertible debenture (see NOTE 7), the Company issued a five-year warrant for 500,000 shares of common stock at $0.60 per share and issued to an individual a three-year warrant for 225,000 shares of common stock at $0.60 per share as a finder’s fee.

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

Warrants - During the six months ended March 31, 2006, the Company issued 3,445,000 warrants. and 3,475,000 warrants were issued for the comparable period in 2005. The following table summarizes of warrant activity for the six months ended March 31, 2006:

	Warrants Outstanding		Warrants Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance,September30, 2005	5,015,000	$0.64	5,015,000	$0.64
Granted	3,445,000	$0.52	3,445,000	$0.52
Cancelled	(550,000)	$(1.25)	(550,000)	$(1,.25)
Exercised	(115,000)	$(0.64)	(115,000)	$(0.64)

Balance, March 31, 2006	7,795,000	$0.52	7,795,000	$0.52

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

The following table summarizes the option activity for the six months ended March 31, 2006:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, September 30, 2005	1,150,000	$0.56	575,000	$0.56
Granted	673,000	$1.69	150,000	$0.65
Exercised	(110,000)	$(0.65)	(110,000)	$(0.65)
Expired	—	$—	—	$—
Balance March 31,2006	1,713,000	$1.00	615,000	$0.57

NOTE 13. SUBSEQUENT EVENTS

On April 3, 2006, the Company issued 136,364 restricted common shares to an accredited investor pursuant to a private placement of securities under Section 4(2) and Rule 506 promulgated under the Securities Act, in an aggregate amount of $300,000. The placement also provided with each share of common stock a three-year warrant to purchase one share of common stock at an exercise price of $2.20 per share. The warrants are callable under certain circumstances.

Item 2 - Management’s Discussion and Analysis and Plan of Operation

THIS FORM 10-QSB/A MAY CONTAIN CERTAIN “FORWARD-LOOKING” STATEMENTS AS SUCH TERM IS DEFINED BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE REGISTRANT’S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE REGISTRANT’S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS “MAY”, “WILL”, “EXPECT”, “BELIEVE”, “ANTICIPATE”, “INTENT”, “COULD”, “ESTIMATE”, “MIGHT”, “PLAN”, “PREDICT” OR “CONTINUE” OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE REGISTRANT’S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO ACQUISITIONS, GOVERNMENTAL REGULATION, MANAGING AND MAINTAINING GROWTH, THE OPERATIONS OF THE COMPANY AND ITS SUBSIDIARIES, VOLATILITY OF STOCK PRICE AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER REGISTRANT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY DOES NOT INTEND TO UNDERTAKE TO UPDATE THE INFORMATION IN THIS FORM 10-QSB/A IF ANY FORWARD-LOOKING STATEMENT LATER TURNS OUT TO BE INACCURATE. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION PRESENTED IN THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB/A FOR THE YEAR ENDED SEPTEMBER 30, 2005.

RESULTS OF OPERATIONS

Operating Results for the Three Months Ended March 31, 2006 and 2005

Revenues - We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until late in the third calendar quarter of 2006, if ever. There is no guaranty that we will achieve proven viable precious metals at our various mine site locations.

Expenses and Net Loss - Our expenses increased by $552,539, from $630,142 for the three months ended March 31, 2005 to $1,1182,681 for the three months ended March 31, 2006. The increase is primarily attributable to the following: increased home office compensation approximating $158,000 occurring from stock bonuses to employees; increased exploration costs at the El Capitan property of $77,000; increased interest expense and accretion of discounts on notes payable aggregating $194,780; and an increase in costs associated with the issuance of options and conversion of debt aggregating $156,000.

The Company’s total net loss for the three months ended March 31, 2006 increased $552,539 to $1,182,681 as compared to a net loss of $630,142 incurred for the comparable three month period ended March 31, 2005. The increased loss for the current period is attributable to the aforementioned increased expenses.

Operating Results for the Six Months Ended March 31, 2006 and 2005

Revenues - We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until late in the third calendar quarter of 2006, if ever. There is no guaranty that we will achieve proven viable precious metals at our various mine site locations.

Expenses and Net Loss - Our expenses increased by $203,210, from $1,806,820 for the six months ended March 31, 2005 to $2,010,030 for the six months ended March 31, 2006. The increase is primarily attributable to the following: increased home office compensation approximating $161,000 occurring from stock bonuses to employees; increased other general and administrative of $50,000; increased exploration costs at the El Capitan property of $196,000; increased interest expense and accretion of discounts on notes payable aggregating $336,500; and an increase in costs associated with the issuance of options and conversion of debt aggregating $104,000. These increases were offset by decreases in professional fees approximating $597,000, management fees to a related party of $36,000 and legal and accounting fees of $29,000.

The Company’s total net loss for the six months ended March 31, 2006 increased $203,210 to $2,010,030 as compared to a net loss of $1,806,820 incurred for the comparable six month period ended March 31, 2005. The increased loss for the current period is attributable to the aforementioned net increase in expenses

PLAN OF OPERATION

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

During the next twelve months the Company will concentrate on raising the necessary working capital through equity financing and an acceptable debt facility to insure the Company’s ability to implement its business strategies. To the extent that additional capital is raised through the sale of equity or equity related securities, the issuance of such securities would result in dilution of our current shareholders.

We will continue to prove up our various mining properties and finalize the formal report on the El Capitan property site with the intent to formalize and implement the marketing plan for the sale of this site. During this period we also intend to finalize the proprietary process the Company has been working on for extraction of precious metal from various other property interests.

Liquidity. - As of March 31, 2006, we had $437,863 of cash on hand. We will be required to raise additional capital in financing transactions in order to satisfy our expected cash expenditures. The Company also contemplates the exercise of the call options on various warrants, which if exercised, would provide the Company significant working capital to continue its exploratory programs. We continually evaluate business opportunities such as joint venture processing agreements with the objective of creating cash flow to sustain the corporation and provide a source of funds for growth. There are no assurances of success in the Company’s ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If management’s plans are not successful, operations and liquidity may be adversely impacted. In the event that we are unable to obtain additional capital, we may be forced to reduce our operating expenditures or to cease development and operations altogether

On April 3, 2006, the Company issued 136,364 restricted common shares to an accredited investor pursuant to a private placement of securities under Section 4(2) and Rule 506 promulgated under the Securities Act, in an aggregate amount of $300,000. The placement also provided with each share of common stock a three-year warrant to purchase one share of common stock at an exercise price of $2.20 per share. The warrants are callable under certain circumstances

Factors Affecting Future Operating Results - The Company has generated no revenues, other than interest income, since its inception. As a result, we have only a limited operating history upon which to evaluate our future potential performance. The Company’s potential must be considered by evaluation of all risks and difficulties encountered by new companies which have not yet established their business operations. For an evaluation of various risks, see the section entitled “RISK FACTORS” below.

The price of gold has experienced an increase in value over the past three years. Any significant drop in the price of gold, other precious metals may have a materially adverse affect on the future results of the Company’s operations unless the Company is able to offset such a price drop by substantially increased precious metals findings on its properties..

The Company has no proven or probable reserves and has no ability to currently measure or prove its reserves other then relying on information produced by the government in the 1940’s on its El Capitan mine site in New Mexico. We are currently having significant geological work performed at this site and having an economically feasible precious metals recovery process developed by an outside metallurgical firm for the ore at this site.

Off-Balance Sheet Arrangements - During the six months ended March 31, 2006, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

Critical Accounting Policies - Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. NOTE 3, “Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in our Form 10-KSB/A and Form 10-QSB/A describes our significant accounting policies which are reviewed by management on a regular basis.

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

Trading of our common stock is conducted on the National Association of Securities Dealers’ Over-the-Counter Bulletin Board, or “OTC Bulletin Board.” This has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

Because our Common Stock is a “penny stock,” it may be difficult to sell shares of our Common Stock at times and prices that are acceptable.

Our common stock is a “penny stock.” Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser’s written agreement to the purchase. The penny stock rules may make it difficult for you to sell your shares of our stock. Because of the rules, there is less trading in penny stocks. Also, many brokers choose not to participate in penny stock transactions. Accordingly, you may not always be able to resell our shares of common stock publicly at times and prices that you feel are appropriate.

A significant number of shares of our Common Stock may become available for sale and their sale could depress the price of our Common Stock.

Future sales of a substantial number of shares of our Common Stock in the public market could adversely affect the market price for our Common Stock and make it more difficult for shareholders to sell our Common Stock at times and prices that they believe are appropriate. As of August 4, 2006, we had issued and outstanding 73,134,409 shares of Common Stock, warrants to purchase up to an aggregate amount of 7,795,000 shares of Common Stock, a convertible securities convertible into an aggregate amount of 2,600,000 shares of Common Stock and 1,673,000 shares issuable upon the exercise of outstanding options.

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

All of our mineral properties are in the exploration stage. To date, we have not established a mineral reserve on any of these properties, and the probability of establishing a “reserve,” as defined by the Securities and Exchange Commission’s Industry Guide 7, is not ascertainable; it is possible that none of our properties contain a reserve and all resources we spend on exploration of our properties may be lost. In the event we are unable to establish our reserves or are otherwise able to sell any of our own properties, we will be unable to establish revenues and our business may fail.

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

Certain elements of El Capitan Ltd.’s preliminary testing on the El Capitan property may question the integrity of the results of such testing and limit our ability to rely on such results.

In January 2005, El Capitan Ltd. completed the first of multiple samplings on the El Capitan property, the initial sampling being 32 surface samples prepared for assaying. This preliminary sampling was completed by Dr. Smith. An employee of AuRIC Metallurgical Labs, which subsequently performed the assay on the samples, assisted Dr. Smith in collecting a portion of the samples in the latter stages of the sampling. AuRIC’s participation in both the sampling process and completion of the assay on those samples creates the potential question as to the independence of the involved parties and the integrity of the results.

To date, El Capitan Ltd. has not provided AuRIC and the other assayers a blank quality control sample at the time it provided samples from the property. A blank quality control sample is a man-made sample that incorporates the same mineral components as a sample taken from the property in question, but absent the precious mineral components located in the property. Blank quality control samples are relatively common practice in the industry and are used effectively as placebos in the assay process to ensure that samples are not contaminated at the lab. The Company’s failure to use a blank check sample as often used in the industry may have some effect on the integrity of the results of such testing. As part of its internal controls, however, AuRIC instead obtained two certified standard samples from the Nevada Bureau of Mines and Geology (one for gold and silver and one for gold, platinum and palladium) and two from CDN Resource Laboratories Ltd. of Delta, British Columbia (both of which were for gold, platinum and palladium); a certified standard sample is a sample that is made available to labs to again act as a placebo and tested to determine a standard testing result, to which the assayer’s results can be compared as a check against contamination or other flaws in the assaying process. A portion of these certified standard samples were also provided to Michael J. Wendell with respect to a later assay completed by Mr. Wendell.

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

Additional financing will be needed in order to fund beyond the initial exploration of our properties. Our means of acquiring investment capital is limited to private equity and debt transactions. Other than the interest earned on our short-term investments or further financing, we have no other source of currently available funds to engage in additional exploration and development, which will be necessary to explore our current property interests or to acquire interests in other mineral exploration projects that may become available. See “Risks Relating to Our Financial Condition - We currently do not have enough cash to fund operations during the next fiscal year.”

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

A material portion of our holdings includes unpatented mining claims. The validity of unpatented claims is often uncertain and may be contested. These claims are located on federal land or involve mineral rights that are subject to the claims procedures established by the General Mining Law of 1872, as amended. We are required make certain filings with the county in which the land or mineral is situated and annually with the Bureau of Land Management and pay an annual holding fee of $125 per claim. If we fail to make the annual holding payment or make the required filings, our mining claim would become invalid. In accordance with the mining industry practice, generally a company will not obtain title opinions until it’s determined to sell a property. Also no title insurance is available for mining. Accordingly, it is possible that title to some of our undeveloped properties may be defective and in that  event we do not have good title to our properties, we would be forced to curtail or cease our business exploratory programs on the property site.

Item 3 - Controls and Procedures

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures as of March 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company's disclosure controls and procedures were effective.

During the quarter ended March 31, 2006, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On October 28, 2005, issued an 8% secured convertible debenture note for $750,000 to an investment company. The note has a maturity of one and half years and contains a conversion feature into common stock at $0.50 per share. The Company also issued in connection with the transaction a five-year warrant for 500,000 shares of common stock at $0.60 per share and issued an individual a three-year warrant for 225,000 shares of common stock at $0.60 per share as a finder’s fee.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB dated September 30, 2004).

	3.2	By laws of El Capitan Precious Metals, Inc., as amended (incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-3 filed on January 30, 2006).

	3.3	Amendment to Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB dated March 31, 2005).

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

10.4
El Capitan Project Representation Agreement dated September 27, 2005 by and between the Company and Pavlich Associates (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form SB-2/A filed on or around August 30, 2006).

10.5
Amendment to El Capitan Project Representation Agreement dated March 1, 2006 by and among the Company and Pavlich Associates (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form SB-2/A filed on or around August 30, 2006).

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

EL CAPITAN PRECIOUS METALS, INC.

Dated: September 15, 2006	By:	/s/ Charles C. Mottley
Charles C. Mottley President, Chief Executive Officer and Director

Dated: September 15, 2006	By:	/s/ Stephen J. Antol
Stephen J. Antol Chief Financial Officer and Treasurer