Form 10KSB
period 2006-09-30
EL CAPITAN PRECIOUS METALS INC
filed 2007-01-16
CIK 1135202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

 FORM 10-KSB

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2006

☐	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ____________

Commission File Number: 333-56262

EL CAPITAN PRECIOUS METALS, INC.
(Name of small business issuer in its charter)

NEVADA	88-0482413
(State or other jurisdiction	(I.R.S. Employer I.D. No.)
incorporation or organization)

14301 North 87th Street, Suite 216
Scottsdale, Arizona	85260
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (480) 607-7093

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The issuer had no revenue for its most recent fiscal year.

The aggregate market value of the issuer’s voting stock held as of January 5, 2007, by non-affiliates of the issuer was approximately $56,914,904 based on the closing market price of the Registrant’s common stock of $0.85 as reported on the OTC Bulletin Board.

As of January 5, 2007, issuer had 77,259,409 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Format: Yes ☐ No ☒

Documents incorporated by reference: None

EL CAPITAN PRECIOUS METALS, INC.
FORM 10-KSB

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

THIS REPORT MAY CONTAIN CERTAIN “FORWARD-LOOKING” STATEMENTS AS SUCH TERM IS DEFINED BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE REGISTRANT’S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE REGISTRANT’S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS “MAY,” “WILL,” “EXPECT,” “BELIEVE,” “ANTICIPATE,” “INTENT,” “COULD,” “ESTIMATE,” “MIGHT,” “PLAN,” “PREDICT” OR “CONTINUE” OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE REGISTRANT’S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO ACQUISITIONS, GOVERNMENTAL REGULATION, MANAGING AND MAINTAINING GROWTH, THE OPERATIONS OF THE COMPANY AND ITS SUBSIDIARIES, VOLATILITY OF STOCK PRICE AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER REGISTRANT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

THESE RISKS AND UNCERTAINTIES AND OTHER FACTORS INCLUDE, BUT ARE NOT LIMITED TO THOSE SET FORTH UNDER ITEM 1 - RISK FACTORS. GIVEN THESE RISKS AND UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON OUR FORWARD-LOOKING STATEMENTS. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR TO PERSONS ACTING ON OUR BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THESE CAUTIONARY STATEMENTS. EXCEPT AS REQUIRED BY FEDERAL SECURITIES LAWS, WE DO NOT INTEND TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business History

El Capitan Precious Metals, Inc. (hereinafter, the “Company,” “we” and “our” refer to El Capitan Precious Metals, Inc.) is a precious minerals company based in Scottsdale, Arizona. We are an exploration stage company that owns interests in several properties located in the southwestern United States. We are principally engaged in the exploration of precious metals and other minerals. Our primary asset is a 40% equity interest in El Capitan, Ltd., an Arizona corporation which holds an interest in the El Capitan property located near Capitan, New Mexico. Additionally, our assets include interests in the COD property located near Kingman, Arizona and the Weaver property located near Congress, Arizona. There is no assurance that a commercially viable mineral deposit exists on any of our properties. Additional exploration will be required before a final evaluation can be made as to the economic and legal feasibility of a particular property. To date, we have not had any revenue producing operations.

The Company was previously organized as a Nevada corporation on December 20, 2000 under the name DML Services, Inc. (“DML”). DML was in the catering and food service business, operating under the name “Go Espresso.” On March 17, 2003, we sold substantially all of the assets and the operations of the catering and food service business to Michael Flores and Deborah Flores, our executive officers and directors at that time, in exchange for the redemption of 30,120,000 shares of our common stock, par value $.001 and $50,000 in cash. Hereinafter, all references to shares of “Common Stock” shall include adjustments for the four for one stock split effective November 25, 2002, and the 200% stock dividend effective July 30, 2004.

On March 18, 2003, we acquired all of the issued and outstanding common stock of El Capitan Precious Metals, Inc., a Delaware corporation (“ECPN”), in exchange for the issuance to ECPN’s shareholders of 39,000,000 shares of our Common Stock, which constituted approximately 85% of our total shares outstanding immediately following the exchange. ECPN constituted the accounting acquirer in the transaction, and the transaction was recorded as a reverse acquisition. On April 11, 2003, we changed our name to “El Capitan Precious Metals, Inc.” Immediately after the transaction Gold and Minerals Co., Inc., a Nevada corporation (“Gold and Minerals”), which then held 77.5% of ECPN’s total outstanding equity, became our controlling shareholder holding 30,225,000 shares of our Common Stock, then constituting 66.1% of our outstanding Common Stock.

After the transaction with ECPN, our primary asset was a 40% equity interest in El Capitan, Ltd., an Arizona corporation which owns the El Capitan Mine, an inactive iron and related ore mine located in New Mexico, including the assets used to explore the property. The El Capitan property at the time of this transaction contained four patented claims and three unpatented claims on approximately 200 acres in the Capitan Mountains in Lincoln County, New Mexico. The other 60% equity interest in El Capitan, Ltd. is held by Gold and Minerals.

In August 2003, we acquired from Gold and Minerals certain assets known as the COD property located near Kingman, Arizona. The assets we obtained included thirteen mining claims granted by the United States Bureau of Land Management (the “BLM”), a building and personal property. In consideration for the purchase, we issued 3,600,000 shares of our Common Stock to Gold and Minerals, holding a market value at that time of approximately $1,440,000. Because the COD property was acquired from our controlling stockholder, who had no monetary economic basis in the property, in exchange for our Common Stock, the transaction was accounted for as a non-monetary exchange and the COD property was recorded at no value on our financial statements. Contemporaneously with the purchase of the COD property, we entered into a management consulting agreement with Mr. Larry Lozensky, the President of Gold and Minerals, pursuant to which Mr. Lozensky agreed to continue to manage the COD property until December 31, 2004, in exchange for a management consulting fee of $20,000 per month and the issuance to Mr. Lozensky of 600,000 shares of our Common Stock. Under the management consulting agreement, we obtained the right to pay the management consulting fee to Mr. Lozensky in the form of our Common Stock. From the expiration of the management consulting agreement on December 31, 2004, through March 31, 2005, Mr. Lozensky continued to manage the COD property on behalf of the Company on a month-to-month basis for a management consulting fee of $10,000 per month. Since March 31, 2005, Mr. Lozensky has continued to provide management services for the COD property without compensation from us.

In May 2004, we executed a joint venture agreement (the “Joint Venture”) with U.S. Canadian Minerals, Inc. (“U.S. Canadian”), a publicly-traded Nevada company, to explore and utilize the COD property, including the recovery of any gold and silver from the tailings of the COD Mine. The Joint Venture is to exist under the name “CanEl” until May 2020, unless terminated earlier pursuant to the terms of the Joint Venture. Under terms of the Joint Venture Agreement, we were required to transfer to U.S. Canadian an 80% interest in the COD mine in exchange for 720,000 restricted shares of U.S. Canadian common stock. Pursuant to a stock split effected by U.S. Canadian, we currently hold 2,160,000 shares of the U.S. Canadian stock. On the date of the original transaction, shares of unrestricted freely trading U.S. Canadian common stock traded at $2.85 per share, or, adjusted for the split, at $0.95 per share. At September 30, 2006, 2,160,000 of these shares were utilized as collateral for a $750,000 for a convertible promissory note issued by us.

The U.S. Canadian common stock was restricted with respect to sale until May 2005. U.S. Canadian’s common stock is currently traded on the Pink Sheets, its most recent SEC filings have not been reviewed by an independent registered public accounting firm, and it faced a SEC imposed temporary trading suspension in October of 2004, which has since expired. We also have continuing involvement (as discussed below) related to the COD property. Based on these factors, no gain on the sale was recorded and we have ascribed a value of $2,052,000 to the common stock received at September 30, 2004, the value on the date of the transaction, and recorded a deferred gain on the sale of an asset and is classified as a long term liability. Because these securities have no readily ascertainable value on a securities exchange or over-the-counter market, we have determined that the accounting prescribed for equity securities in Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities does not apply. Changes in market value of these securities are accounted for as an adjustment to the carrying value of the securities with a corresponding adjustment to the carrying value of the deferred gain liability account. The transaction was recorded in accordance with current Generally Accepted Accounting Principles (“GAAP”).

When the U.S. Canadian common stock resumes trading on the Bulletin Board, and once the Company’s assessment of the common stock allows for classification of the securities as marketable securities, it intends to classify the investment as available for sale under SFAS No. 115.

Under the Joint Venture, we are to explore the COD site and contribute the equipment as required. U.S. Canadian contributed 90 days operating capital, which provided for three workers, fuel, necessary equipment, and equipment repair and maintenance. The parties have also agreed to share the costs and expenses of the property in accordance with their profit participation in the property. Net profits, if any, from the tailings and settlement pond will be split equally among us and U.S. Canadian, and U.S. Canadian shall retain 100% of any other profit. Currently this project is on hold as U.S. Canadian is continuing to focus on bringing current their SEC filings and to resume trading on the Bulletin Board, and, accordingly, no exploratory work has been performed as to determine the extent, if any, of potential minerals in the tailings.

In addition to the Joint Venture, we also retained U.S. Canadian as a consultant for a period of two years to provide services pertaining to, among other things, identifying, studying and evaluating merger, acquisition, joint venture, strategic alliance and other proposals as well as implementation of our financial public relations programs. In exchange for its services, U.S. Canadian was issued a one-year warrant to acquire up to 3,000,000 shares of El Capitan common stock exercisable at $0.14 per share. This warrant expired on May 15, 2005, unexercised. The total compensation cost related to the warrants was valued at $108,000 utilizing the Black-Scholes option pricing model; the entire amount was expensed during the year ended September 30, 2004.

In November 2005, our Board of Directors approved an amendment to the Joint Venture Agreement whereby we will contribute $50,000 for the completion of the geological field study. As consideration for this advance, we will be reimbursed for this advance and any other incurred expenses, and all net proceeds from the sale of the site, after deducting all incurred costs, are to be split equally with U.S. Canadian. Due to the unknown future status of U.S. Canadian, this field study has not been implemented as of September 30, 2006.

In July 2004, we acquired from Gold and Minerals the Weaver property located near Congress, Arizona. Consideration for this purchase was 3,000,000 shares of our Common Stock, which had a market value of $400,000 on the closing date. Because the Weaver Mine was acquired from our controlling stockholder at the time in exchange for our Common Stock, and as Gold and Minerals had no economic monetary basis in the property, the transaction was accounted for as a non-monetary exchange and the Weaver property was recorded at no value on our financial statements as that was the basis of Gold and Minerals.

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

We are concentrating on the exploration of the El Capitan property site. After completing final testing to determine the existence and concentration of precious metals or other minerals at this property site, and if the results of such testing are positive, we anticipate formalizing plans to sell this property to a major mining company in 2007 or later.

Over the last year, we have also been working on a proprietary process for the extraction of precious metals from various property interests. Upon the final testing and assaying of the results of the proprietary process, we determined in November 2006 that it would not be economically feasible to proceed to the next planned stage of the project and terminated the project.

Price of Precious Metals

Gold, silver and platinum are each traded as investments on various world markets including London, New York, Zurich and Tokyo and are fixed twice daily in London. The “fix” is the reference price on which a large number of precious metal transactions around the world are based. The price is set by a number of market members matching buy and sell orders from all over the world.

High, low and average London afternoon fix prices for gold, silver and platinum for the period from January 1, 2006 to September 30, 2006 and for the years ended December 31, 2005, 2004, 2003 and 2002 are as follows:

Gold - London Afternoon Fix Prices - US Dollars

Period	High	Low	Average
For the nine months ended September 30, 2006	$725.00	$524.75	$601.09
For the year ended December 31, 2005	536.50	411.10	444.74
For the year ended December 31, 2004	454.20	375.00	409.72
For the year ended December 31, 2003	416.25	328.18	363.38
For the year ended December 31, 2002	349.30	277.75	309.73
Data Source: Kitco

Silver - London Afternoon Fix Prices - US Dollars

Period	High	Low	Average
For the nine months ended September 30, 2006	$14.9400	$8.8300	$11.228
For the year ended December 31, 2005	7.5700	6.3900	7.3164
For the year ended December 31, 2004	8.2900	5.4950	6.6711
For the year ended December 31, 2003	5.9650	4.3700	4.8758
For the year ended December 31, 2002	5.0975	4.2350	4.5995
Data Source: Kitco

Platinum - London Afternoon Fix Prices - US Dollars

Period	High	Low	Average
For the nine months ended September 30, 2006	$1,331.00	$982.00	$1,146.27
For the year ended December 31, 2005	$1,012.00	$844.00	$896.87
For the year ended December 31, 2004	936.00	744.00	845.31
For the year ended December 31, 2003	840.00	603.00	691.31
For the year ended December 31, 2002	607.00	453.00	539.13
Data Source: Kitco

Should we be successful in our exploration and locate gold or other precious metals, our ability to sell any of our properties would be highly dependent upon the price of these precious metals, the market for which can be highly volatile. There is no assurance that should any of the properties be successfully explored, we will generate significant revenue from the sale of any precious metals or sale of a property.

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

Compliance with the various federal and state government regulations requires us to obtain multiple permits for each mining property. Although the requirements may differ slightly in each of the respective states in which we hold claims or may hold claims in the future, the process of permitting the claims generally requires the filing of a “Notice of Intent to Locate Mining Claims” and the payment of a fee of $25 to the BLM office in the state in which the claim is located. Subsequently, we are required to file and record a New Location Notice for each such claim within ninety days of locating the claim, the fee for which is approximately $165. On an annual basis, we are required to pay a maintenance fee of $125 per claim, together with payments of approximately $5 each for annual bulk fuel and water well permits.

To the extent we intend to take action on a property that is more than “casual use,” which generally includes activities that cause only negligible disturbance to the land (this would not generally include drilling or operating earthmoving equipment on the property), we are required to prepare and file with the BLM either a notice of operation or plan of operation identifying the activity we intend to take on the property, including a plan of reclamation indicating how we intend to return the land to its prior state upon completion of our activities. For each claim that we file a notice or plan of operations, we are required to pay a one-time reclamation bond to the BLM to be used toward restoration of the property upon completion of our activities. The amount of the reclamation bond is determined by the BLM based upon the scope of the activity described in the notice or plan of operation, and will thus vary with each property. To date, we have only filed a plan of operation on the El Capitan property. We were required to pay a reclamation bond of $15,000 in connection with the plan of operation, and upon payment were issued a notice to proceed from the BLM. This allows us to proceed with our current plan of operation on up to 5 acres. The cost of obtaining a similar notice to proceed on our other properties, or for future plans of operation on the El Capitan property, will be determined by the BLM and be dependent upon the scope of the related activity, and we are thus unable at this time to estimate the total cost of such permits.

Although there is no guarantee that the regulatory agencies will approve, in a timely manner, if at all, the necessary permits for our current and anticipated explorations, we have no reason to believe at this time that we will not obtain the necessary permits in due course.

Employees

We currently have five employees, all of whom are full-time. Three of these employees also serve as directors of the Company. Our non-employee directors devote only such time to our business as is necessary to our conduct of administrative operations. Additionally, we use consultants for the testing and exploration of property claims. As administrative requirements expand, we anticipate hiring additional employees, and utilizing a combination of employees and consultants as necessary to conduct of these activities.

Available Information

We are a Nevada corporation with our principal offices at 14301 North 87th Street, Suite 216, Scottsdale, Arizona 85260. Our telephone number is (480) 607-7093. Our website address is www.elcapitanpmi.com.

ITEM 2.  DESCRIPTION OF PROPERTY

El Capitan Property

The El Capitan property originally consisted of approximately 200 acres of mineral lands bounded by the Lincoln National Forest in Lincoln County, New Mexico. The property is situated in the Capitan Mountains, near the city of Capitan, in southwest New Mexico. The main site can be reached by going north from Capitan on State Road 246 for 5.5 miles, turning right onto an improved private road and proceeding for about 0.7 miles.

The El Capitan property is owned by El Capitan Ltd., an Arizona corporation. In 2002, in consideration of $100,000 and 77.5% of our issued and outstanding shares (at which time we were a private Delaware corporation), we acquired a 40% equity interest in El Capitan Ltd. from Gold and Minerals, which holds the other 60% equity interest.  The property consists of four patented and nine BLM lode claims; a mineral deposit is covered by these claims. The lode claims known as Mineral Survey Numbers 1440, 1441, 1442 and 1443 were each located in 1902 and patented in 1911. During October and November 2005, we staked and claimed on property surrounding the El Capitan site located in Lincoln County, New Mexico. This increased the total claimed area to approximately 10,000 acres in November 2005. The additional staking and claiming around our original site was done upon recommendations from our consulting geologist to insure protection of El Capitan Ltd’s interests. In August 2006, we reduced the number of claims to approximately 7,400 acres based upon geological work completed during the year and recommendations by our consulting geologist.

On January 1, 2006, El Capitan, Ltd. finalized the purchase of the four patented mining claims on the property, which constitute approximately 77.5 acres in the aggregate. In consideration for the claims, El Capitan, Ltd. transferred to the selling parties 2,100,000 shares of our Common Stock owned by Gold and Minerals. Pursuant to an agreement between El Capitan, Ltd. and Thelma Bouldin, DMR Resources, Mike Dunn, Kingfisher Resources, Inc., M.A.R.S. Inc., Stephanie Malone, Don Rodolph, Mike Rodolph, Norbert Rother and Steven Rother, all of whom were selling parties, the stock was valued at an aggregate of $1,722,000, or $0.82 per share, the market value of our stock on November 11, 2005. Pursuant to an arrangement with Gold and Minerals, ECPN is obligated to pay 40% of the expenses of El Capitan, Ltd. (in proportion with its equity ownership interest of El Capitan, Ltd.), and thus was obligated to pay Gold and Minerals $688,800 for the purchase of the patented mining claims by ECL. During the first quarter of fiscal year 2006, we offset our portion of the purchase price against existing obligations of Gold and Minerals to us in the aggregate amount of $612,416 relating to past expenditures relating to El Capitan, Ltd. that were paid by us, resulting in an obligation to Gold and Minerals of $76,384, including interest, as of December 31, 2005.

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

Potential mineralization has been defined as two separate types: (i) magnetite iron, and (ii) hematite-calcite mineralized skarn and limestone, which may contain precious metals. By using core holes located at strategic points throughout the property, we have been able to develop subsurface information and define the mineralization. To date, there have been no proven commercial precious metals reserves on the El Capitan property site. To establish “reserves” (as defined under Industry Guide 7 issued by the SEC) on any of our properties, we will be required to establish that the property was commercially viable; to establish commercial viability, we will be required to complete significant additional exploration and testing, including more extensive drilling, obtain positive engineering results and complete an economic feasibility study on the property. We have not completed a feasibility study on the property, and thus cannot identify the economic significance of the property at this time.

We have retained AuRIC Metallurgical Labs of Salt Lake City, Utah (“AuRIC”) to further test the El Capitan property. AuRIC offers significant assay and metallurgical experience in the gold and platinum group metals. AuRIC has performed tests on samples from the El Capitan property, which have resulted in potential commercial values. We have also retained the services of Dr. Clyde Smith to work with AuRIC in the testing of the property. Dr. Smith is a Consulting Geologist with over 30 years of experience in the mining industry. Dr. Smith holds a B.A. from Carleton College, a M.Sc. from the University of British Columbia, and a Ph.D. from the University of Idaho. Dr. Smith also served as a member of the Industrial Associates of the School of Earth Sciences at Stanford University for several years.

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

In January 2005, El Capitan Ltd. completed a preliminary 32-sample surface sampling and assay program on the property to determine the property’s gold and platinum potential using AuRIC’s alkali fusion assay method. This preliminary sampling was completed by Dr. Smith. An employee of AuRIC, which completed the assay on the samples, assisted Dr. Smith in the latter portion of the sampling process. This preliminary sampling and assay program was followed by three stages of diamond drilling and rotary drilling, totaling 45 holes between April 2005 and September 2006.

Stage 1 of the drilling program was completed between April and May 2005, and consisted of 1,391 feet drilled in 12 vertical core holes, with depths ranging from 38 to 142 feet. Between June and August 2005, we completed Stage 2 drilling, which consisted of both drilling in areas adjacent to some of the Stage 1 drilling holes and drilling in new target areas to the southwest of the main deposit site. Stage 2 drilling consisted of 1,204 feet of combined core and rotary footage in 10 vertical holes, ranging from 24.5 to 344.5 feet in depth. The Stage 3 drilling program began in February 2006 and was completed in May 2006. The program consisted of 23 vertical reverse drill holes totaling 9,685 feet and varying depths from 270 to 710 feet. Drill cuttings were sent to AuRIC, and fusion assays of these holes were completed.

As the alkali fusion process used by AuRIC is not standard, we retained Mr. Richard Daniele, a metallurgical engineer with Daniele Metal-Mineral Services, to complete an independent third-party verification of the AuRIC results which were performed at an independent laboratory of Mr. Michael J. Wendell of Wendell and Company. The results of the verification were lower than the AuRIC results, but Mr. Daniele concluded that they were sufficient to demonstrate that the alkali fusion assay method was a valid analytical procedure to analyze materials and that verification of the AuRIC results had been achieved.

In each of the sampling processes, El Capitan Ltd. did not provide either AuRIC or Mr. Wendell a blank quality control sample, which is a man-made sample that incorporates the same mineral components as a sample taken from the property in question, but absent the precious mineral components located in the property samples. Blank quality control samples are relatively common practice in the industry and are used effectively as placebos in the assay process to ensure that samples are not contaminated at the lab. Our failure to use a blank quality control sample as often used in the industry may have some effect on the integrity of the results of such testing. As part of its internal controls, AuRIC was, however, able to test its procedures with two certified standard samples obtained by it from the Nevada Bureau of Mines and Geology (one for gold and silver and one for gold, platinum and palladium) and two from the CDN Resource Laboratories Ltd. of Delta, British Columbia (both of which were for gold, platinum and palladium); a certified standard sample is a sample that is made available to different labs to act as a placebo and tested to determine a standard testing result, to which the assayer’s results can be compared as a check against contamination or other flaws in the assaying process. AuRIC processed the certified standard samples and compared its results to the standard results, enabling it to determine that its results were within a suitable variance of the results obtained by the certified standards. A portion of the certified standard samples obtained by AuRIC were also provided to Mr. Wendell when completing the independent third-party verification.

In August 2006, we retained the services of M.H.S. Research (“M.H.S.”) in Denver, Colorado, to work with a chain of custody composite sample and focus on various chemical pre-treatment options, flotation alternatives, magnetic separation, and gravity separation as mechanisms for improving the ease of identification and extraction of the Precious Metal (“PM”) and Platinum Group Metal (“PGM”) in the El Capitan deposit material. The research is being conducted by Mr. Mike Thomas, the Principal Scientist at M.H.S., who is also an instructor of mineral processing and a research associate at the Colorado School of Mines. Subsequent to our year ended September 30, 2006, M.H.S. efforts have indicated that significant upgrading, or concentration of much of the PMs and PGMs into a smaller fraction of the host material is possible using gravity separation techniques. This means that upgrading of the material for optimization of extraction appears to be technically feasible. Also, after several months of investigation into the composite sample from the El Capitan property, M.H.S. results have shown the ability to readily produce ‘metal-in-hand’ using a minor modification of standard fire assay procedures. Mr. Thomas has recently begun testing various fire assay fluxes to improve the effectiveness and repeatability of the fire assay procedure on the specific rock matrix of this material. M.H.S. is continuing its work in these areas and will proceed to perform multiple replicate tests on composite material in order to establish a benchmark head grade for the composite sample. There can be no assurance that any mineral grade or recovery determined in a small scale laboratory test can or will be duplicated in larger tests under on-site conditions or during production.

El Capitan Ltd. has entered into agreements with various contractors (as referenced above) to complete exploration of the property. Each of the respective contractors utilizes its own equipment to complete such exploration and testing. El Capitan Ltd. does, however, have located at the El Capitan site equipment acquired by Gold and Minerals during the periods 1998 - 2001 and transferred to El Capitan, Ltd. This equipment, all of which is in general working condition, is located at the site but currently unused:

•	40 x 80 foot steel building;

•	two impact mills;

•	a screening plant;

•	loaders;

•	water tanks;

•	conveyors;

•	7,500 pound capacity furnace;

•	uhf concentration tables;

•	a fine grading attrition mill;

•	chemical reactors;

•	laboratory and fire assay equipment;

•	150 and 250 kilowatt generators;

•	a magnetic separator;

•	a 150 pound furnace;

•	and other miscellaneous mining and mineral processing supplies and equipment

In the event we receive suitable testing results and a suitable report from Dr. Smith, we intend to market the property for sale to potential buyers, including major mining companies. On September 27, 2005, we entered into an Agreement with Pavlich Associates (“Pavlich”) which provides for Pavlich to be the primary representative of the Company in the sale of the El Capitan property to all viable third party mineral companies. The agreement provides for consulting time charges, expenses and a success fee based upon the sales price of the El Capitan property. This agreement has been superseded in its entirety by a similar agreement we entered into with Gold and Minerals and Pavlich dated June 21, 2006, which incorporated Gold and Minerals as a party. Under the new agreement, Pavlich is entitled to a success fee of one quarter of one percent (0.25%) of the sales price of the property, with a minimum payment of $250,000 and a maximum payment of $3,000,000. Additionally, Pavlich is entitled to a consulting fee of $125 per hour and reimbursement of incurred expenses.

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

The property contains 13 claims granted by the BLM. This property has previously been mined through two underground shafts leading to seven levels, most recently in the mid 1980’s. The COD property was originally located in 1878.

In 2003, we retained Mr. Larry Lozensky, the President of Gold and Minerals, to manage and oversee the COD site. Until December 31, 2004, this arrangement was governed by a management consulting agreement with Mr. Lozensky, pursuant to which he was paid a management fee of $20,000 per month and issued 600,000 shares of our Common Stock. From the expiration of that agreement in December 2004 through March 31, 2005, Mr. Lozensky continued to manage the COD property on our behalf on a month-to-month basis for a management consulting fee of $10,000 per month. Since March 31, 2005, Mr. Lozensky has continued to manage and oversee the COD property without any compensation from us.

Pursuant to a joint venture agreement with U.S. Canadian Minerals, Inc. (“U.S. Canadian”) entered into in May 2004, where we transferred an 80% interest in the COD property to U.S. Canadian. Pursuant to the agreement, we plan to explore the property to determine the feasibility of recovering gold and silver from the tailings of the COD site. As administrator of the COD property, we are to receive 50% of the profits from the gold and silver tailings, if any. We are required to contribute the equipment necessary for such exploratory operations. U.S. Canadian has agreed to contribute 90 days operating capital to provide for at least three workers, fuel, necessary equipment, and equipment repair and maintenance. After the 90-day period, the parties are to split the costs and expenses related to the operation of the mine in accordance with their profit participation in the COD property. To date, the Company has spent approximately $2,500 on this project.

The following equipment is located on the COD Mine property:

•	45 x 94 foot steel building

•	20 x 24 foot steel building

•	small steel building for equipment

•	rod mill

•	diagonal deck table

•	various fuel and water storage tanks

•	crushing circuit equipment and conveyors

•	compressors and generators

•	hoists

•	52’ head frame including head frame, ore skip and work car

•	miscellaneous other mining supplies and equipment

The equipment was acquired by Gold and Minerals when they acquired the property.

To date, the only activity that has been completed at the COD property is the preliminary improvement of the road to the site to increase access and to the mine entrance to improve security. We have applied for permits to perform initial exploration on the property to take samples for analysis. We have not, however, completed any material exploration to determine whether any potential reserves exist at the site. In the event the joint venture receives suitable testing results, it will determine the economic feasibility of successfully marketing the property for sale to potential buyers, including major mining companies. Currently, the project is on hold as U.S. Canadian has been focusing on bringing current their SEC filings and to resume trading on the Bulletin Board. Subsequent to our current year ended, in November 2005, our Board of Directors approved an amendment to the joint venture agreement whereby we will contribute $50,000 for the completion of the geological field study. As consideration for this advance, we will be reimbursed this advance and any other incurred expenses, and all net proceeds from the sale of the site, after deducting all incurred costs, are to be split equally with U.S. Canadian. Until we resume work on this property, Mr. Lozensky is completing the necessary annual filings with the BLM to enable the joint venture to retain the interest in the property, and serves as a liaison between us and U.S. Canadian.

Weaver Property

The Weaver property consists of approximately 40 acres of land located in Maricopa County, Arizona. The Weaver mountains are made up mainly of pre-Cambrian granite and metamorphic rock, overlain by Tertiary-era volcanic rock. The property is located approximately 75 miles north of Phoenix, near Congress, Arizona. From Congress, Arizona, the site can be reached by taking State Highway 89 north out of Congress to Stanton Road, taking Stanton Road east to Stanton, Arizona. The site is located approximately 1.5 miles northeast of Stanton, Arizona. The Weaver property was acquired from our majority shareholder, Gold and Minerals. Prior to the acquisition by Gold and Minerals, the site was operated by our President, Charles C. Mottley, and a partner of Mr. Mottley. Mr. Mottley and his partner operated the site from 1982 to 1984, mining approximately 150,000 tons of iron ore during that period of time.

We intend to complete additional exploration of this property, and depending on its findings, to determine the economic feasibility of the property to be marketed for sale to potential buyers, including major mining companies.

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

Executive Offices

Our executive offices are located at 14301 North 87th Street, Suite 216, Scottsdale Arizona, 85260. On November 1, 2004, we entered into a two-year lease for the space, at a monthly rent of $3,845. In October 2006, we extended our lease for two years at an average monthly rent of $3,629. We believe that the offices are adequate to meet our current requirements. Other than our properties as described above, we do not own any real property.

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

The volatility of precious metal prices may negatively affect our earnings.

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

Unless we develop or are able to sell one or our properties, we will not have enough cash to fund operations through the next fiscal year without raising additional working capital funds.

As of September 30, 2006, we had approximately $207,133 of cash on hand. Additionally, as of such date we had a current receivable amount due from Gold and Minerals for an aggregate of $123,807 relating to expenses we have paid on behalf of El Capitan, Ltd. We will be required to raise additional capital in financing transactions in order to satisfy our expected cash expenditures. Based upon our monthly utilization of working capital (including exploration costs), at September 30, 2006, we had sufficient cash to fund operations through November 2006.  We continually evaluate business opportunities, such as joint venture processing agreements, with the aim of creating cash flow for working capital. Subsequent to our year end and through December 19, 2006, the Company has raised $881,250 through the exercise of outstanding warrants and a private placement of common stock. In November 2006, the convertible note holder converted $300,000 of the outstanding note to 600,000 shares of Common Stock. Based upon current management operational plans, we will be required to continue to raise additional capital on terms acceptable to us. There are no assurances that we will be successful in such endeavors, in which case we may be forced to reduce our operating expenditures or to cease development and operations altogether.

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

Our independent auditors have reported that conditions exists that raise substantial doubt about our ability to continue as a going concern.

We have had net losses for each of the years ended September 30, 2006, and September 30, 2005, and we have an accumulated (deficit) as of September 30, 2006, of $(10,184,209). Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we may not generate significant revenues in the foreseeable future, our ability to continue as a going concern may depend, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

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

Through August 2006, due to the unique nature of the mineralization of our El Capitan property, we have at times utilized testing and assaying methods that may be uncommon, including the use of alkali fusion assays, a more aggressive form of assay which completely converts the sample into a water soluble salt. Some of these methods, including the alkali fusion assay, are not, or may not, be industry standard methods, and the results from such testing and assaying methods may be varied and inconsistent or prove to be unreliable. This testing may result in imprecise testing and assaying results, and we may not realize any mineral discovery.

Currently, we have engaged M.H.S. Research to conduct an investigation into the potential to use a more standard fire assay technique in order to estimate the metal content of the El Capitan mineral samples. That effort continues in early 2007 as Mike Thomas, Principal Scientist for M.H.S. Research, tests various fire assay fluxes and pretreatment techniques for their suitability for use with the El Capitan material. There are no assurances that the techniques used by M.H.S. Research will provide us more precise testing and assaying results, and we may not realize any mineral discovery through the use of these techniques.

Our initial use of non-standard testing and assaying methods may make our properties less marketable than had we used conventional methods.

Because of the unique nature of the mineralization of the El Capitan property, we have used testing and assay methods that are not conventional and are often more expensive than conventional methods. The use of non-conventional testing and assaying methods may also prevent us from performing conventional economic feasibility studies on our properties to determine the commercial viability of such properties. Additionally, the use of non-conventional testing and assaying methods may prevent us, or any purchaser of one or more of our properties on which we use such testing, from using conventional methods of processing such property or properties. In the event a purchaser will be required to use a more expensive method of processing one of our properties, the marketability of such property will likely be reduced accordingly. As described in the preceding risk factor, we have deployed a program to move away of the non-standard assay methods.

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

The limited industry experience of our Board may affect our ability to achieve our business objectives.

Other than Charles Mottley and Kenneth Pavlich, our directors do not have significant industry experience. In the event we lose the services of our directors with significant industry experience, we will be required to rely upon third party consultants with respect to industry matters, and our ability to achieve our business objectives may be negatively affected.

Any inability to retain key personnel may adversely affect our business operations.

We are highly dependent upon the abilities and experience of our officers. The loss of any of our existing officers could have a material effect or our administrative operations. The strong competition within the mining industry makes the recruitment and retention of employees knowledgeable of the mining industry difficult and crucial to success. We may not be able to replace one or more of these individuals on terms acceptable to us. We have no life insurance on the life of any officer.

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

Our business is subject to extensive federal, state and local laws and regulations governing exploration, development, production, labor standards, occupational health, waste disposal, and use of toxic substances, environmental regulations, mine safety and other matters. Additionally, new legislation and regulations may be adopted at any time that affects our business. Compliance with these changing laws and regulations could require increased capital and operating expenditures and could prevent or delay the sale of some or all of our properties.

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

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any bankruptcy, receivership or other legal proceeding, and to the best of our knowledge, no such proceedings by or against us have been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED MATTERS

(a) Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board, or “OTC Bulletin Board” under the trading symbol “ECPN.” Prior to March 17, 2003 (as a result of the Company’s name change), the Company’s securities traded on the OTC Bulletin Board under the trading symbol “DMSV.” The following table sets forth the range of high and low closing bid quotes of our Common Stock per quarter as reported by the OTC Bulletin Board for the past two fiscal years ended September 30, 2006 and 2005, respectively. All quoted prices reflect inter-dealer prices without retail markup, mark-down commission and may not necessarily represent actual transactions.

	Price Range
Quarter Ended	High	Low
September 30, 2006	$2.65	$0.87
June 30, 2006	4.10	1.80
March 31, 2006	2.55	1.20
December 31, 2005	2.05	0.37

September 30, 2005	$0.62	$0.35
June 30, 2005	0.57	0.41
March 31, 2005	0.85	0.41
December 31, 2004	1.00	0.43

(b) Holders

The number of record holders of our common stock as of January 5, 2007 was approximately 1,241 based on information received from our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name.

(c) Dividends

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

(d) Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	1,529,000	$1.01	2,214,469	(1)
Total	1,529,000	—	2,214,469

(1)
The Company has registered (i) 261,444 shares on Form S-8 on June 14, 2004 and (ii) 5,000,000 shares registered by the Company on Form S-8 on July 19, 2005. Shares may be issued from time to time to certain employees and consultants as compensation for services rendered to the Company. In the event of an issuance of Common Stock in lieu of salary or fees, as applicable, the number of shares to be issued to the employee or consultant is to be equal to the amount to be paid in Common Stock divided by a purchase price to be not less than the most recent sale price of the Company’s Common Stock.

(e) Recent Sales of Securities

In addition to the sales of unregistered securities that we reported in quarterly reports on Form 10-QSB and Current Reports on Form 8-K during fiscal year 2006, we made the following sales of unregistered securities during the quarter ended September 30, 2006. For each of the following transactions, we relied upon the exemptions from registration provided by Sections 4(2) and/or 4(6) of the Securities Act and Rule 506 promulgated thereunder based upon (i) the fact that each investor was an accredited or sophisticated investor with experience in investing in securities such that it could evaluate merits and risks related to our securities; (ii) that no general solicitation of the securities was made by us; (iii) the securities issued were “restricted securities” as that term is defined under Rule 144 promulgated under the Securities Act; and (iv) we placed appropriate restrictive legends on the certificates representing the securities regarding the restricted nature of these securities. The shares were issued as follows:

On August 16, 2006, we issued 150,000 shares of restricted common stock for $75,000 to a shareholder upon exercise of a warrant at $0.50 per share.

During the quarter ended September 30, 2006, we issued 1,100,000 shares of common stock at $0.50 per share pursuant to the conversion of a convertible note payable of $550,000.

During the quarter ended September 30, 2006, we completed a private placement offering whereby we issued 450,000 restricted common shares to accredited investors in consideration of aggregate gross proceeds of $225,000. No commissions were paid relating to these issuances.

During September 2006, we issued 62,500 shares of common stock to certain shareholders, in consideration of $31,250, upon the exercise of warrants at $0.50 per share. Additionally, as an inducement to exercise the warrants, we issued the participating shareholders a two-year warrant to purchase one share of common stock at an exercise price of $1.37 per share for each warrant exercised. The warrants are callable under certain circumstances.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations - Fiscal year ended September 30, 2006 compared to fiscal year ended September 30, 2005.

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues in our fiscal year 2007, if ever. Net (loss) increased $(796,961) from $(3,244,841) for the year ended September 30, 2005 to $(4,041,802) for the year ended September 30, 2006. Our net loss increase in 2006 from 2005 was mainly attributable to increases in: officer and administration compensation aggregating $201,125; exploration expenses of $159,696; general and administrative other of $185,249; interest expense of $169,353; expenses associated with debt issuance and conversion of $106,937; costs associated with the issuances of options and warrants of $163,750 and accretion of notes payable discounts of $873,158. These increases were offset by a decrease in professional fees of $1,101,496, which consists of legal, audit and review, finders and marketing fees; and administrative consulting fees.

Plan of Operation

To address the going concern problem addressed in our financial statements, we will require raising additional working capital. We will also require additional working capital funds for continuing payments for necessary corporate personnel, related general and administrative expenses and for the continued implementation of our business strategies.

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

During the next twelve months, we will concentrate on raising the necessary working capital through equity financing and an acceptable debt facility to insure our ability to implement its business strategies. To the extent that additional capital is raised through the sale of equity or equity related securities, the issuance of such securities would result in dilution of our current shareholders.

We will continue to prove up our various properties and finalize the formal report on the El Capitan property site with the intent to formalize and implement the marketing plan for the sale of this site.

Effective December 1, 2006, based upon recent outside test results, we terminated the work on the proprietary process we have been working on for extraction of precious metal from various other property interests.

Liquidity

As of September 30, 2006, we had $207,133 of cash on hand. We will be required to raise additional capital in equity or financing transactions in order to satisfy our expected cash expenditures. At September 30, 2006, based upon our current working capital utilization rate, we have working capital to fund two months of operations.

Historically we have not generated any revenues from operations and have generated interest income revenue on a nominal basis. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred losses from inception to date. Our primary source of funds used during the fiscal year ended September 30, 2006, was from the sale of and issuance of equity securities during fiscal 2005 and 2006.

In the private placement that closed in October 2005, we issued 2,353,333 units, each consisting of one share of our common stock and one common stock purchase warrant for aggregate gross proceeds of $941,333, which includes the conversion of a $300,000 secured convertible debenture note payable which was rolled into the placement.

On October 28, 2005, we issued an 8 % secured convertible debenture note for $750,000 to an investment company. The note has a maturity of one and one-half years and contains a conversion feature into common stock at $0.50 per share. The note also provides for a five-year warrant for 500,000 shares of common stock at $0.60 per share and is collateralized by 2,160,000 shares of the US Canadian common stock that we own. We also issued a five-year warrant for 225,000 shares of common stock at $0.60 per share as a finder’s fee. In November 2006, we issued 600,000 shares of common stock at $0.50 per share for a partial conversion of this note pursuant to the terms of conversion of the convertible note payable.

On January 20, 2006, we issued a second 8 % secured convertible debenture note for $550,000 to holder of the previous convertible debenture. The note has a maturity of one and one-half years and contains a conversion feature into common stock at $0.50 per share. The note also provides for a five-year warrant for 366,667 shares of common stock at $0.60 per share and is also collateralized by the 2,160,000 shares of the US. Canadian common stock that we own. In September 2006, we issued 1,100,000 shares of common stock at $0.50 per share pursuant to the terms of conversion of the convertible note payable.

At September 30, 2005, we had two 12% unsecured notes payable to two of our stockholders amounting to $150,000 each, both of which were due September 15, 2006. In January 2006, we converted the principal of the two unsecured notes payable to an aggregate of 274,726 restricted common shares.

In October 2006, in consideration of $25,000, we issued 50,000 restricted common shares to an accredited investor pursuant to a private placement of securities under Section 4(2) and Rule 506 promulgated under the Securities Act. During the period October 1, 2006 and December 31, 2006, we issued 1,712,500 shares of common stock to shareholders upon the exercise of warrants at $0.50 per share for aggregate cash proceeds of $856,250. Additionally, as an inducement to exercise these warrants, we issued the participating warrantholders a two-year warrant to purchase one share of common stock at an exercise price of $1.37 per share for each warrant exercised. The warrants are callable under certain circumstances.

We also contemplate the exercise of the call options on various outstanding warrants, which if exercised, would provide us significant working capital to continue our exploratory programs. Such warrants are callable at our option if (i) the closing sales price of our common stock is at or above $1.25 per share for a period of ten consecutive days, relating to some of the warrants, or $1.99 per share for a period of twenty consecutive days, relating to other warrants (each subject to adjustment as appropriate for stock splits, stock dividends, stock combinations, etc.) and (ii) the shares of common stock issuable upon exercise of the warrants are covered under an effective registration statement. In such an event, we must provide thirty days written notice of our exercise of such call right. In the event the warrant holder does not exercise the warrant within such thirty-day time period, the warrants are redeemable by us at a price per warrant share of $.001.

Additionally, we continually evaluate business opportunities such as joint venture processing agreements with the objective of creating cash flow to sustain the corporation and provide a source of funds for growth and continued exploration projects. There are no assurances of success in our ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If management’s plans are not successful, operations and liquidity may be adversely impacted. In the event that we are unable to obtain additional working capital, we may be forced to reduce our operating expenditures or to cease development and operations altogether.

Off-Balance Sheet Arrangements

During the quarter ended September 30, 2006, we did not engage in any off balance sheet arrangements as defined in item 303(c) of the SEC’s Regulation S-B.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Note 3, “Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in our Form 10-KSB describe our significant accounting policies which are reviewed by management on a regular basis.

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

Stock-based compensation; and

Valuation of warrants and options under the Black Scholes option pricing model.

New Accounting Pronouncements

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

SFAS No. 123R applies to all awards granted after the required amended effective date and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply to SFAS No. 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for prior periods adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. As a result, beginning in our fiscal quarter starting October 2006, we will adopt SFAS No. 123R and begin reflecting the stock option expense determined under fair value based methods in our income statement rather than a pro forma disclosure in the notes to the financial statements. We expect the effect of adopting SFAS No. 123R to be similar to the effect presented in our pro forma disclosure related to SFAS No. 123.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This statement replaces APB opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transaction provision. When a pronouncement includes specific transaction provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Consequently, we will adopt the provisions of SFAS No. 154 for its fiscal year beginning October 1, 2006. Management currently believes that adoption of the provisions of SFAS No. 154 will not have a material impact on our consolidated financial statements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109 and provides guidance on recognizing, measuring, presenting and disclosing in the financial statements tax positions that a company has taken or expected to take on a tax return. FIN 48 is effective for us as of July 1, 2007. We have not at this time evaluated the impact, if any, of adopting FIN 48 on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. SFAS 157 is effective for us beginning July 1, 2008. We have not at this time evaluated the impact, if any, of SFAS 157 on its financial statements.

The FASB has also issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, SFAS No. 156, “Accounting for Servicing of Financial Assets” and SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, but they will not have any relationship to our operations at this time.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), which addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. We will be required to adopt the provision of SAB No. 108 in fiscal year 2007. We currently do not believe that the adoption of SAB No. 108 will have a material impact on our financial statements.

ITEM 7. FINANCIAL STATEMENTS

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet - September 30, 2006	F-3

Consolidated Statements of Operations - Years ended September 30, 2006 and 2005 and for the period July 26, 2002 (inception) through September 30, 2006	F-4

Consolidated Statements of Changes in Stockholders’ Deficit - period from July 26, 2002, (inception) through September 30, 2002, and for the years ended September 30, 2003, 2004, 2005 and 2006	F-5

Consolidated Statements of Cash Flows - Years ended September 30, 2006 and 2005 and for the period July 26, 2002 (inception) through September 30, 2006	F-10

Notes to Consolidated Financial Statements	F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors,
El Capitan Precious Metals, Inc.:

We have audited the accompanying consolidated balance sheet of El Capitan Precious Metals, Inc. (an exploration stage mining company) as of September 30, 2006 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years ended September 30, 2006, and from July 26, 2002 (inception of exploration stage) to September 30, 2006. These financial statements are the responsibility of El Capitan Precious Metals, Inc. management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of El Capitan Precious Metals, Inc. as of September 30, 2006 and the results of its operations and its cash flows for each of the two years ended September 30, 2006, and from July 26, 2002 (inception of exploration stage) to September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that El Capitan Precious Metals, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, El Capitan Precious Metals, Inc. is in the exploration stage, has not yet generated any revenues, and is dependent upon raising capital from investors. Additionally, El Capitan Precious Metals, Inc. has incurred aggregate losses since inception of over $10,184,000 and has a working capital deficit of $661,000 at September 30, 2006. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Epstein Weber & Conover, PLC
Scottsdale, Arizona
December 14, 2006

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEET
September 30, 2006

ASSETS
CURRENT ASSETS:
Cash	$207,133
Miscellaneous receivable	6,266
Prepaid expenses	95,040
Due from affiliated company	123,807
Total Current Assets	432,246

FURNITURE AND EQUIPMENT, AT COST	142,964
Less: accumulated depreciation	(23,812)
119,152

OTHER ASSETS:
Investment in exploratory properties	788,808
Deposits	30,845
Note receivable net of allowance for doubtful account
of $12,500	—
Investment in common stock of US Canadian	151,200
$1,522,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$363,717
Accrued liabilities	128,868
Interest payable, other	86,622
Deferred taxes	80,322
Note payable, less discount of $236,241	513,759
Total Current Liabilities	1,173,288

DEFERRED GAIN	151,200

Total Liabilities	1,324,488
COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares
Authorized; none issued and outstanding	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 74,896,909 issued and outstanding	74,897
Additional paid-in capital	10,307,075
Deficit accumulated during the exploration stage	(10,184,209)
Total Stockholders’ Equity	197,763
$1,522,251

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

			Period From
			July 26, 2002
			(Inception)
			Through
	Year Ended September 30,		September 30,
	2006	2005	2006
REVENUES	$—	$—	$—

GENERAL AND ADMINISTRATIVE EXPENSES:
Professional fees	396,256	1,497,752	3,156,905
Officer compensation expense	194,000	179,000	1,164,034
Administrative consulting fees	605,000	418,875	1,023,875
Management fees, related parties	—	36,000	320,500
Legal and accounting fees	282,181	209,108	744,671
Exploration expenses	851,442	691,746	1,558,819
Other	346,996	161,747	572,067
	2,675,875	3,194,228	8,540,871
LOSS FROM OPERATIONS	(2,675,875)	(3,194,228)	(8,540,871)

OTHER INCOME (EXPENSE):
Interest income	14,197	16,313	30,510
Interest expense:
Related parties (Note 5)	—	(739)	(28,220)
Other	(214,644)	(44,552)	(327,263)
Expenses associated with debt issuance and conversion	(128,572)	(21,635)	(281,457)
Costs associated with the issuances of
Options and warrants	(163,750)	—	(163,750)
Accretion of notes payable discounts	(873,158)	—	(873,158)
	(1,365,927)	(50,613)	(1,643,338)
NET LOSS	$(4,041,802)	$(3,244,841)	$(10,184,209)

Basic and diluted net loss per common share	$(0.06)	$(0.05)	$(0.17)

Weighted average number of common
shares outstanding	72,695,696	67,395,928	58,461,555

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For The Period July 26, 2002 (Inception) September 30, 2006

	Common Stock
	Shares	Amount	Stock Subscriptions	Additional Paid-In Capital	Deficit Accumulated During The Exploration Stage	Total
Initial issuance of common stock in
September 2002, $0.00 per share	3,315,000	$3,315	$-	$(3,306)	$-	$9

Net loss, period ended	-	-	-	-	(21,577)	(21,577)

Balances at September 30, 2002	3,315,000	3,315	-	(3,306)	(21,577)	(21,568)

Issuance of common stock to Gold and
Minerals Company, Inc. in connection
with purchase of interest in assets of
El Capitan, Ltd. In November 2002, $0.00 per share	30,225,000	30,225	-	(30,217)	-	8

Issuance of common stock for cash
in November 2002, $0.00 per share	5,460,000	5,460	-	(5,446)	-	14

	39,000,000	39,000	-	(38,969)	(21,577)	(21,546)

Acquisition of DML Services, Inc.
on March 17, 2003	6,720,000	6,720	-	(56,720)	-	(50,000)

Common stock issued in connection with notes payable in March 2003, $0.03 per share	525,000	525	-	16,975	-	17,500

Common stock and warrants issued
for services in March 2003, $1.26 per share	150,000	150	-	188,850	-	189,000

Common stock issued under executive
compensation agreement in March
2003, $0.45 per share	1,057,140	1,057	-	478,943	-	480,000

Issuance of common stock to Gold and
Minerals Company, Inc. in connection
with purchase of COD property in
August 2003, $0.00 per share	3,600,000	3,600	-	(3,600)	-	-

Common stock issued under management agreement in August 2003, $0.35 per share	1,057,140	1,058	-	368,942	-	370,000

Net loss, year ended September 30, 2003	-	-	-	-	(1,561,669)	(1,561,669)

Balances at September 30, 2003	52,109,280	$52,110	$-	$954,421	$(1,583,246)	$(576,715)

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For The Period July 26, 2002 (Inception) to September 30, 2006

	Common Stock
	Shares	Amount	Stock Subscriptions	Additional Paid-In Capital	Deficit Accumulated During The Exploration Stage	Total
Cost associated with warrants issued	-	$-	$-	$108,000	$-	$108,000

Common stock issued under executive
compensation agreement in May 2004, $0.13 per share	1,350,000	1,350	-	178,650	-	180,000

Common stock issued under management agreement in May 2004, $0.13 per share	1,350,000	1,350	-	178,650	-	180,000

Common stock issued for services in June 2004, $0.20 per share	836,760	837	-	163,728	-	164,565

Common stock issued in connection with notes payable in June 2004, $0.25 per share	225,000	225	-	56,025	-	56,250

Common stock issued under executive
compensation agreement in July 2004 $0.14 per share	285,714	286	-	39,714	-	40,000

Common stock issued under management agreement in July 2004, $0.14 per share	285,714	285	-	39,715	-	40,000

Common stock issued for acquisition of Weaver property interest in July 2004, $0.00 per share	3,000,000	3,000	-	(3,000)	-	-

Common stock issued for services in July 2004, $0.15 per share	703,740	704	-	105,128	-	105,832

Common stock issued for retirement of a note payable and accrued interest in July 2004, $0.13 per share	1,343,154	1,343	-	177,744	-	179,087

Common stock issued under executive
compensation agreement in August 2004 $0.14 per share	142,857	143	-	19,857	-	20,000

Common stock issued under management agreement in August 2004, $0.14 per share	142,857	143	-	19,857	-	20,000

Common stock issued for services in August 2004, $0.20 per share	50,000	50	-	9,950	-	10,000

Common stock issued under executive compensation agreement in September 2004, $0.43 per share	46,511	46	-	19,954	-	20,000

Common stock issued under management agreement in September 2004, $0.43 per share	46,511	47	-	19,953	-	20,000

Common stock issued for retirement of notes payable and accrued interest in September 2004, $0.35 per share	751,518	751	-	262,280	-	263,031

Beneficial Conversion feature of Notes payable	-	-	-	75,000	-	75,000

Stock subscriptions	-	-	50,000	-	-	50,000

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC. (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) For The Period July 26, 2002 (Inception) to September 30, 2006

	Common Stock
	Shares	Amount	Stock Subscriptions	Additional Paid-In Capital	Accumulated During The Exploration Stage	Total
Net loss, year ended September 30, 2004	-	-	-	-	(1,314,320)	(1,314,320)

Balances at September 30, 2004	62,669,616	$62,670	$50,000	$2,425,626	$(2,897,566)	$(359,270)
Subscribed stock issued	200,000	200	(50,000)	49,800	-	-

Common stock issued in settlement of
accounts payable in October 2004, at $0.82 per share	20,000	20	-	16,361	-	16,381

Common stock issued for professional in October 2004, at $0.66 per share	106,500	106	-	70,029	-	70,135

Common stock issued for consulting agree- ment in November 2004, $0.60 per share	1,536,859	1,537	-	920,578	-	922,115

Common stock sold in private placement in November 2004 at $0.50 per share	2,110,000	2,110	-	1,052,890	-	1,055,000

Common stock issued in settlement of
Accounts payable in November 2004 at $0.60 per share	25,000	25	-	14,975	-	15,000

Common stock sold in private placement In December 2004 at $0.50 per share	50,000	50	-	24,950	-	25,000

Costs associated with warrants issued	-	-	-	135,000	-	135,000

Costs associated with stock private placement	-	-	-	(19,363)	-	(19,363)

Common stock sold in private placement
in January 2005 at $0.50 per share	265,000	265	-	132,235	-	132,500

Common stock issued for retirement of notes payable and accrued interest in February 2004 at $0.40 per share	432,701	433	-	172,647	-	173,080

Common stock sold in private placement in March 2005 at $0.50 per share	200,000	200	-	99,800	-	100,000

Beneficial conversion of notes payable	-	-	-	21,635	-	21,635

Costs associated with warrants issued	-	-	-	14,000	-	14,000

Discounts associated with issuance of
convertible debt with detachable warrants	-	-	-	113,448	-	113,448

Common stock sold in private placement
May -June 2005 at $0.40 per share	880,000	880	-	351,120	-	352,000

Common stock sold in private placement
In July 2005 at $0.40 per share	360,000	360	-	143,640	-	144,000

Common stock issued for consulting services
In August 2005 at $0.57 per share	8,772	9	-	4,991	-	5,000

Common stock issued for unpaid consulting
through July 2005 at $0.38 per share	544,291	544	-	207,706	-	208,250

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC. (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) For The Period July 26, 2002 (Inception) to September 30, 2006

	Common Stock
	Shares	Amount	Stock Subscriptions	Additional Paid-In Capital	Deficit Accumulated During The Exploration Stage	Total
Share rounding on affiliate share distribution
to its shareholders	10	-	$-	$4	$-	$4

Net loss, year ended September 30, 2005	-	-	-	-	(3,244,841)	(3,244,841)

Balances at September 30, 2005	69,408,749	69,409	-	5,952,072	(6,142,407)	(120,926)

Common stock issued for accrued consulting services for August 2005 at $0.462 per share	146,270	146	-	67,490	-	67,636

Common stock issued for services At $0.41 per share	200,000	200	-	81,800	-	82,000

Common stock issued for accrued consulting service
for September 2005 at $0.418	106,461	106	-	44,394	-	44,500

Common stock sold in private placement
October 2005 at $0.40 per share	1,603,333	1,603	-	639,730	-	641,333

Common stock issued for conversion
convertible debt at $0.40 per share	750,000	750	-	299,250	-	300,000

Common stock issued for services
at $1.60 per share	50,000	50	-	79,950	-	80,000

Costs associated with options issued	-	-	-	28,500	-	28,500

Costs associated with warrants issued for
financial services and other	-	-	-	135,250	-	135,250

Common stock sold by the exercise of options
at $0.65 per share	50,000	50	-	32,450	-	32,500

Discounts associated with issuance of convertible debt with detachable warrants	-	-	-	1,018,640	-	1,018,640

Issuance of common stock for the exercise of
options and warrants at $0.65 and $0.50,
respectively	110,000	110	-	63,890	-	64,000

Common stock issued for compensation at
$1.56 per share	112,181	112	-	174,888	-	175,000

Common stock issued for conversion of notes
payable at $1.56 per share	274,726	275	-	428,297	-	428,572

Common stock issued for services
at $1.69 per share	20,000	20	-	33,780	-	33,800

Common stock issued for services
at $1.98 per share	40,000	40	-	79,160	-	79,200

Common stock issued for cashless exercise of
warrants	36,325	36	-	(36)	-	-

Costs associated with stock private placement	-	-	-	(5,368)	-	(5,368)

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC. (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) For The Period July 26, 2002 (Inception) to September 30, 2006

	Common Stock
	Shares	Amount	Stock Subscriptions	Additional Paid-In Capital	Deficit Accumulated During The Exploration Stage	Total
Common stock sold in private placement
April 2006 at $2.20 per share	136,364	137	-	299,863	-	300,000

Common stock sold by the exercise of options
at $0.65 and $0.56 per share	90,000	90	-	53,910	-	54,000

Common stock sold by the exercise of warrants
at $0.50 per share	212,500	213	-	106,037	-	106,250

Common stock sold in private placement
September 2006 at $0.50 per share	450,000	450	-	224,550	-	225,000

Stock issued for conversion of convertible note
at $0.50 per share	1,100,000	1,100	-	548,900	-	550,000

Provision for deferred tax liability related to the
book and tax difference due to debt discount	-	-	-	(80,322)	-	(80,322)

Net loss for year ended September 30, 2006	-	-	-	-	(4,041,802)	(4,041,802)

Balances, September 30, 2006	74,896,909	$74,897	$-	$10,307,075	($10,184,209)	$197,763

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

			Period From
			July 26, 2002
			(Inception)
			Through
	Year Ended September 30,		September 30,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,041,802)	$(3,244,841)	$(10,184,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Costs associated with common stock, options and warrants	613,750	1,405,539	4,082,054
Beneficial conversion feature of notes payable	128,572	21,635	225,207
Non-cash expense with affiliate	7,801	—	7,801
Accretion of discount on notes payable	873,157	22,690	913,347
Provision for uncollectible note receivable	—	50,000	62,500
Depreciation	16,022	7,790	23,812
Changes in operating assets and liabilities:
Decrease (increase) in advance to officer	1,064	(1,064)	—
(Increase) in miscellaneous receivable	(6,266)	—	(6,266)
(Increase) in interest receivable	—	(13,611)	(13,611)
(Increase) in prepaid expenses	(82,917)	(12,123)	(95,040)
(Increase) in expense advances on behalf of affiliated company	(334,851)	(351,946)	(686,797)
(Increase) in deposits	(14,400)	(16,445)	(30,845)
Increase in accounts payable	64,399	101,596	358,349
Increase in accrued liabilities	65,334	124,968	241,004
(Decrease) in interest payable, related parties	—	(1,652)	—
Increase in interest payable, other	68,278	2,373	86,622
Net Cash (Used) in Operating Activities	(2,641,859)	(1,905,091)	(5,016,072)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property interest	—	—	(100,000)
Purchase of furniture and equipment	(73,863)	(69,101)	(142,964)
Issuance of notes receivable	—	(236,930)	(249,430)
Payments received on notes receivable	—	66,930	66,930
Cash paid in connection with acquisition of DLM Services, Inc.	—	—	(50,000)
Net Cash (Used) in Investing Activities	(73,863)	(239,101)	(475,464)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	1,491,083	1,740,500	3,281,606
Costs associated with sale of stock	—	(19,363)	(19,363)
Proceeds from notes payable, related parties	—	—	219,900
Proceeds of notes payable, other	1,300,000	600,000	2,322,300
Repayment of notes payable, related parties	—	(42,577)	(61,900)
Repayment of notes payable, other	—	(25,000)	(43,874)
Net Cash Provided by Financing Activities	2,791,083	2,253,560	5,698,669

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC. (An Exploration Stage Company) STATEMENTS OF CASH FLOWS

			Period From
			July 26,2002
			(Inception)
			Through
	Year Ended September 30,		September 30,
	2006	2005	2006
INCREASE IN CASH	75,361	109,368	207,133

CASH, BEGINNING OF PERIOD	131,772	22,404	—

CASH, ENDING OF PERIOD	$207,133	$131,772	$207,133

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$146,396	$950	$148,523

Cash paid for income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of interest in of El Capitan, Ltd.	$—	$—	$8

Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of the COD property (Note 1)	$—	$—	$3,600

Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of the Weaver property	$—	$—	$3,000

Costs associated with warrants issued	$163,750	$149,004	$420,754

Stock based compensation	$450,000	$1,205,500	$3,494,897

Issuance of common stock for financing costs	$—	$—	$56,250

Issuance of common stock for interest costs	$—	$3,683	$62,801

Conversion of accounts payable to equity	$—	$31,381	$31,381

Conversion of accrued interest to equity	$—	$15,971	$15,971

Net non-cash advances from affiliated company	$562,990	$—	$562,990

Conversion of notes payable and accrued interest for the issuance of common stock	$1,150,000	$153,426	$1,745,544

Conversion of accrued fees payable for the issuance of common stock	$112,136	$—	$112,136

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended September 30, 2006 and 2005

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

Organization

The Company was previously organized as DML Services, Inc., a Nevada corporation, in 2000. On March 17, 2003, DML sold the assets and operations of its catering and food service business to the executive officers and directors of DML in exchange for the return of 30,120,000 shares of DML and cash of $50,000, paid by El Capitan. On March 18, 2003, DML acquired all of the issued and outstanding common stock of El Capitan in exchange for 39,000,000 shares of DML’s common stock issued to the El Capitan stockholders, which represented 85% of the Company’s total shares outstanding immediately following the exchange. As a result of a four share for one stock split completed by DML on November 25, 2002, and the retirement of 30,120,000 post-reverse-split shares which took place immediately prior to closing the transaction, the stockholders of DML held 6,720,000 shares of the Company’s common stock, which represented 15% of the total outstanding shares of common stock of the Company immediately following the exchange.

The El Capitan transaction was recorded as a reverse acquisition based on factors demonstrating that El Capitan constituted the accounting acquirer. The shareholders of El Capitan received 85% of the post-acquisition outstanding common stock of DML. In addition, post-acquisition management personnel and the sole board member of the Company consisted of individuals previously holding positions with El Capitan. The historical stockholders’ equity of El Capitan prior to the exchange was retroactively restated (a recapitalization) for the equivalent number of shares received in the exchange after giving effect to any differences in the par value of the DML and El Capitan common stock, with an offset to additional paid-in capital. The restated consolidated deficit accumulated during the development stage of the accounting acquirer (El Capitan) has been carried forward after the exchange.

Basis of Presentation and Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is an exploration stage company and since its inception has had no revenues and has incurred recurring losses aggregating $(10,184,209) accumulated during the exploration stage. In addition, the Company does not have a revolving credit facility with any financial institution. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital, negotiating adequate financing arrangements and on achieving sufficiently profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company will continue to pursue its cash requirements over the next fiscal year through a combination of financing activities and prior to cash flow generated through operations. In October 2005, the Company completed a private placement under Section 4(2) and Rule 506 promulgated under the Securities Act, to certain accredited investors for an aggregate of 2,353,333 shares of common stock and 2,353,333 warrants to purchase common stock at an exercise price of $.50 per share for the aggregate cash consideration to the Company of $941,333. These amounts include the rollover into the private placement of a convertible debenture issued on March 30, 2005. This rollover converted the $300,000 convertible note into 750,000 shares of common stock and 750,000 warrants to purchase common stock. The Company completed a private placement during the quarter ended December 31, 2005, (NOTE 11) and also completed a placement of a convertible debenture (NOTE 7). During the quarter ended March 31, 2006, the Company completed a second placement of a convertible debenture (NOTE 7) to the same party and as provided for in the original agreement. In September 2006, the Company placed a private placement of securities (NOTE 11). During the Company’s next fiscal year the Company anticipates exercising the call option on various warrants, which, if exercised, would provide the Company significant working capital to continue its exploratory programs. We continually evaluate business opportunities such as joint venture processing agreements with the objective of creating cash flow to sustain the corporation and provide a source of funds for growth. There are no assurances of success in this regard or in the Company’s ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If management’s plans are not successful, operations and liquidity may be adversely impacted.

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

The assets of ECL primarily consist of the El Capitan property (the “Property”), an inactive iron and related mineral property located in New Mexico. At September 30, 2006, the Property contained four patented claims and 352 unpatented claims encompassing approximately 7,100 acres in the Capitan Mountains in Lincoln County, New Mexico. The Property has no proven reserves. The Company did not assume any liabilities or obligations of ECL.

Purchase of Mining Claims from Minerals

In August 2003, the Company acquired from Minerals certain mining claims granted by the United States Bureau of Land Management, buildings and personal property known as the COD property located near Kingman, Arizona. The COD property is an inactive underground mineral property consisting of thirteen mining claims as well as various outbuildings and other associated personal property. In consideration for the purchase, we issued 3,600,000 shares of the Company’s common stock to Minerals, having a market value on the date of the transaction of approximately $1,440,000. Because the COD property was acquired from the Company’s then controlling stockholder in exchange for the Company’s common stock, and Minerals had no economic monetary basis in the property, the transaction was accounted for as a non-monetary exchange and the COD property was recorded, in accordance with Generally Accepted Accounting Principles (GAAP), at no value on the Company’s consolidated financial statements.

Sale of 80% of Mining Claims and Joint Venture

In May 2004, the Company executed a joint venture agreement with U.S. Canadian Minerals, Inc. (“US Canadian”), a publicly-traded Nevada company (Pink Sheets; USCA.PK), to explore the COD property, including the recovery of gold and silver from the tailings of the COD site. The joint venture is to operate under the name “CanEl” until May 2020, unless terminated earlier pursuant to the terms of the joint venture agreement. Under terms of the agreement, the Company was required to transfer to US Canadian an 80% interest in the COD property in exchange for 720,000 shares of US Canadian common stock. Pursuant to a stock split affected by US Canadian, the Company currently holds 2,160,000 shares of the US Canadian common stock. On the date of the original transaction, shares of unrestricted freely trading US Canadian common stock traded at $2.85 per share, or as adjusted for the split, at $0.95 per share. At December 31, 2005, these shares were pledged as security for the Company’s $1,300,000 convertible debenture notes. See NOTE 7.

The US Canadian common stock was restricted with respect to sale until May 2005. US Canadian’s common stock is currently traded on the Pink Sheets, its most recent SEC filings have not been reviewed by an independent registered public accounting firm, and it faced a SEC imposed temporary trading suspension in October of 2004, which has since expired. The Company also has continuing involvement (as discussed below) related to the COD property. Based on these factors, no gain on the sale was recorded and the Company has ascribed a value of $2,052,000 to the common stock received at September 30, 2004, the value on the date of the transaction, and recorded a deferred gain on the sale of an asset and is classified as a long term liability. Any future decrease in market value of the securities, the reduction in value will reduce the deferred gain liability account. The transaction was recorded in accordance with current GAAP.

When the US Canadian resumes trading on the Bulletin Board, and once the Company’s assessment of the common stock allows for classification of the securities as marketable securities, it intends to classify the investment as available for sale under Statement of Financial Accounting Standard (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

The joint venture provides that the Company is to explore the COD property as it relates to the tailings and settlement pond and contribute the equipment needed for such exploration, which have not yet begun. US Canadian agreed to contribute 90 days operating capital to provide for at least three workers, fuel, necessary equipment agreed upon by the parties, and equipment repair and maintenance and paid $12,500 in July 2004. Net profits, if any, from the operations tailings and settlement pond operations will be split equally among the Company and US Canadian. This project has been on hold as US Canadian has been focusing on bringing current their SEC filings and to resume trading on the Bulletin Board. In November 23, 2005, our Board of Directors approved an amendment to the joint venture agreement whereas the Company will contribute $50,000 for the completion of the geological field study. As consideration for this advance, the Company will be reimbursed for this advance and any other incurred expenses and all net proceeds after deducting all incurred costs, are to be split equally with US Canadian. Due to the unknown future status of US Canadian, this field study has not been implemented as of September 30, 2006.

Acquisition of Weaver Mining Claims

In July 2004, we acquired from Minerals the Weaver property located near Congress, Arizona. Consideration for this purchase was 3,000,000 shares of our common stock, which had a market value of $400,000 on the closing date. At the time the Weaver property was acquired from our controlling stockholder in exchange for the Company’s common stock, Minerals had no economic monetary basis in the property. Accordingly, the transaction was accounted for as a non-monetary exchange and the Weaver property was recorded at no value on the Company’s consolidated financial statements and was done in accordance with current GAAP.

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

Depreciation expense for the years ended September 30, 2006 and 2005 was $16,022 and $7,780, respectively.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” establishes requirements for disclosure of comprehensive income and its components, which include, among other items, unrealized gains or losses from marketable securities and foreign currency translation adjustments that previously were only reported as a component of stockholders’ equity. The Company did not have any components of comprehensive income (loss) during the periods presented.

Net Income (Loss) Per Share

SFAS No. 128, “Earnings per Share,” requires dual presentation of basic and diluted earnings or loss per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents and is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects potential dilution. These dilutive securities are not considered in the calculation, as the impact of the potential shares would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share. The historical loss per share of El Capitan prior to the merger has been retroactively restated to reflect the new capital structure.

At September 30, 2006, potential dilutive securities consisted of stock options representing 1,529,000 common shares were outstanding with an exercise price ranging between $0.56 and $1.99 per share and with a weighted average exercise price of $1.01. At September 30, 2006, stock warrants representing 7,781,364 common shares were outstanding with exercise prices ranging between $0.50 and $2.20 per share, with weighted average exercise price of $0.55 per share.

At September 30, 2005, potential dilutive securities consisted of stock options representing 1,150,000 common shares were outstanding with an exercise price of $0.50 per share. At September 30, 2005, stock warrants representing 5,015,000 common shares with exercise prices ranging between $0.50 and $2.50 per share, with a weighted average exercise price of $0.78.

Stock-Based Compensation - Transition and Disclosure

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and the related interpretations in accounting for its employee stock options. Under APB No. 25, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. If the exercise price of employee stock options is under the market price of the underlying stock on the date of grant, compensation expense is recorded for the price differential times the quantity of options granted. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition & Disclosure.”

The Company recognized stock-based employee compensation aggregating $538,690 for options issued to employees during year ended September 30, 2006, and none was recognized for the prior comparable year in 2005.

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for all grants, expected life of options of 1 year, expected volatility of 138.951%, risk-free interest rate of two percent (2.25%), and a zero percent (0%) dividend yield. Transactions in equity instruments with non-employees for goods and services are accounted for by the fair value method.

The following table illustrates the pro forma effect on net (loss) and (loss) per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 148, “Accounting For Stock-Based Compensation - Transition & Disclosure, An Amendment to FASB Statement No. 123,” to stock-based employee compensation.

	Year Ended September 30,
	2006	2005

Net (loss), as reported	$(4,041,802)	$(3,244,841)
Add: total stock-based compensation expense included in reported net loss	175,000	—
Deduct - stock-based compensation expense determined under the fair value method, net of tax effect	(713,690)	—

Pro forma net (loss)	$(4,580,492)	$(3,244,841)

(Loss) per share:
Net (loss) per share, as reported	$(0.06)	$(0.04)

Net (loss) per share, pro forma	$(0.06)	$(0.04)

In December 2004, FASB issued SFAS No. 123(R), “Share-based Payment” (“SFAS No. 123R”) and requires companies to measure all stock compensation awards using a fair value method and recognize the related compensation cost in its financial statements. This statement replaces SFAS No. 123 “Accounting for Stock Based Compensation,” and supersedes ABP Opinion No. 25, “Accounting for Stock Issued to Employees.”  Beginning with the Company’s quarterly period that begins on October 1, 2006, the Company adopted the provisions of SFAS No. 123R and the Company will be required to expense the fair value of employee stock options and similar awards in the financial statements. The Company has no compensation cost relating to unvested portion of awards granted prior to the date of adoption to recognize at the time of adoption.

Impairment of Long-Lived Assets

Management assesses the carrying value of long-lived assets for impairment when circumstances indicate such amounts may not be recoverable from future operations. Generally, assets to be held and used are considered impaired if the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. At September 30, 2006 and 2005, long-lived assets were recorded at no value in the consolidated financial statements.

Mineral Property Costs

Mineral property exploration costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has capitalized $788,808 of mineral property acquisition costs.

Income Taxes

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

SFAS No. 123R applies to all awards granted after the required amended effective date and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply to SFAS No. 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for prior periods adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. As a result, beginning in our fiscal quarter starting October 2006, we will adopt SFAS No. 123R and begin reflecting the stock option expense determined under fair value based methods in our income statement rather than a pro forma disclosure in the notes to the financial statements. We expect the effect of adopting SFAS No. 123R to be similar to the effect presented in our pro forma disclosure related to SFAS No. 123.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This statement replaces APB opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transaction provision. When a pronouncement includes specific transaction provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Consequently, the Company will adopt the provisions of SFAS No. 154 for its fiscal year beginning October 1, 2006. Management currently believes that adoption of the provisions of SFAS No. 154 will not have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109 and provides guidance on recognizing, measuring, presenting and disclosing in the financial statements tax positions that a company has taken or expected to take on a tax return. FIN 48 is effective for the Company as of July 1, 2007. The Company at this time has not evaluated the impact, if any, of adopting FIN 48 on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. SFAS 157 is effective for the Company beginning July 1, 2008. The Company at this time has not evaluated the impact, if any, of SFAS 157 on its financial statements.

The FASB has also issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, SFAS No. 156, “Accounting for Servicing of Financial Assets” and SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, but they will not have any relationship to the operations of the Company at this time.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), which addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. The Company will be required to adopt the provision of SAB No. 108 in fiscal year 2007. The Company currently does not believe that the adoption of SAB No. 108 will have a material impact on our financial statements.

NOTE 4 - INVESTMENTS IN US CANADIAN

On September 30, 2006, the Company owned 2,160,000 shares of U.S. Canadian common stock. The Company valued the shares at $0.07 per share, the market value per unrestricted share at the closing of the market on September 30, 2006, for a value of $151,200. The Company has a continuing involvement related to the COD property and accordingly no gain on the sale is recognized and any future decrease in market value of the securities, the reduction in value will reduce the deferred gain liability account in accordance with current GAAP.

The Company has pledged all the shares of its US Canadian investment as security for a secured convertible debenture notes (NOTE 6).

NOTE 5 - RELATED PARTY TRANSACTIONS

Notes Receivable

In March 2003, the Company advanced $12,500 to an affiliate in which a prior officer of the Company was also an officer, in exchange for two unsecured, 8% promissory notes, which are due on demand. At September 30, 2006 and 2005, the Company has recorded a valuation allowance of $12,500 against this receivable due to uncertainty as to the ultimate collectibility of these promissory notes.

Due from Affiliated Company

During the period October 2004 through September 2006, the Company made net payments on behalf of Minerals aggregating to $1,228,278 relating to costs incurred by El Capitan Limited (“ECL”) on the El Capitan property site. Pursuant to a verbal agreement with Minerals effective October 1, 2004, costs incurred by ECL at the El Capitan site are to be split between the companies in accordance with their percentage ownership interest. The Company holds a 40% equity interest in ELC, and Minerals holds the remaining 60% equity interest. To secure the amounts due under the note and the cost advances made on behalf of Minerals by the Company, Minerals had pledged to the Company 1,000,000 free trading shares of the Company’s common stock that Minerals owns. These shares were released back to Minerals in February 2006. Through September 30, 2006, Minerals has reimbursed the Company $1,104,471 of the advanced costs.

During the quarter ended December 31, 2005, ECL, finalized the purchase of four patented mining claims, constituting approximately 77.5 acres in aggregate, located in Lincoln County, New Mexico. The purchased claims are located on the El Capitan Property. In consideration for the claims, ECL transferred to the selling parties 2,100,000 shares of the Company’s common stock owned by Minerals, who holds the remaining 60% equity interest in ECL. Pursuant to an agreement between ECL and the selling parties, the stock was valued at $0.82 per share, the market value of the stock on November 11, 2005, and the Company recorded the transaction as effective at December 31, 2005.

Pursuant to the cost splitting arrangement with Minerals, the Company was obligated to Minerals to pay $688,800 for the purchase of the patented mining claims by ECL. The Company offset its portion of the purchase price against existing obligations of Minerals due the Company and resulted in the Minerals owing the Company $123,087 at September 30, 2006.

Employment Agreement

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

Consulting Agreements

The Company entered into a consulting agreement in 2003 with an officer of Minerals relating to the El Capitan property pursuant to which the Company issued 600,000 shares of common stock to the consultant and agreed to pay a fee of $20,000 per month, which may be paid in shares of the Company’s common stock at the Company’s option. Through December 31, 2004, the Company has issued 2,282,222 shares in payment of $420,000 of the earned fees and the agreement expired on December 31, 2004. The Company extended the contract on a month-to-month basis through March 2005, at $10,000 per month.

On September 27, 2005, the Company entered into an agreement with Pavlich Associates (“Pavlich”) which provides for Pavlich to be the primary representative of the Company in the sale of the El Capitan property to all viable third party mineral companies. The agreement provides for consulting time charges, expenses and a success fee based upon the sales price of the El Capitan property. This agreement has been superseded in its entirety by a similar agreement entered into by the Company, Minerals and Pavlich dated June 21, 2006, pursuant to which Minerals became a party. Under the new agreement, Pavlich is entitled to a success fee of one quarter of one percent (0.25%) of the sales price of the property, with a minimum payment of $250,000 and a maximum payment of $3,000,000. Additionally, Pavlich is entitled to a consulting fee of $125 per hour for time consulting with the Company and reimbursement of incurred expenses.

The Company during the fiscal year 2005 and the first quarter of fiscal year 2006 had informal arrangements with four individuals, three of whom are officers and/or directors of the Company, pursuant to which such individuals serve as support staff for the functioning of the home office and all related corporate activities and projects. There are no written agreements with these individuals, and the Company currently pays an aggregate amount of $40,000 per month to these individuals for their services. Effective June 1, 2005, they agreed to take accrued back compensation in S-8 common stock of the Company and three of the consultants agreed to take monthly compensation in S-8 common stock of the Company for the months of June through September 2005. Total management fees paid under these agreements for the years ended September 30, 2006 and 2005 was $120,000 and $418,875, respectively.

NOTE 6 - NOTES PAYABLE OTHER

At September 30, 2005, the Company had two 12% unsecured notes payable to two stockholders of the Company amounting to $150,000 each, both of which were due September 15, 2006. In January 2006, the Company converted the principal of the two unsecured notes payable to restricted common shares of the Company.

On October 28, 2005, the note holder and Company agreed to roll the secured convertible debenture note principal into a private placement offering completed by the Company on October 28, 2005. The Company paid all accrued interest on such date to the note holder.

On October 28, 2005, the Company issued an 8 % secured convertible debenture note for $750,000 to an investment company. The note has a maturity of one and one-half years and contains a conversion feature into common stock at $0.50 per share. The note also provides for a five-year warrant for 500,000 shares of common stock at $0.60 per share and is collateralized by 2,160,000 shares of the US Canadian common stock that the Company owns. The Company also issued a three-year warrant for 225,000 shares of common stock at $0.60 per share as a finder’s fee. At September 30, 2006, this note has been classified as a current liability as it has a maturity date under twelve months.

The intrinsic value of the beneficial conversion feature of the note was $384,320 and the portion of the proceeds allocated to the warrants issued in connection with the debt amounted to $84,320. Accordingly, $468,640 was recognized as a discount of the convertible debt and an addition to paid-in capital. At September 30, 2006, $232,399 of the discount has been amortized.

On January 20, 2006, the Company issued a second 8 % secured convertible debenture note for $550,000 to holder of the previous convertible debenture. The note has a maturity of one and one-half years and contains a conversion feature into common stock at $0.50 per share. The note also provides for a five-year warrant for 366,667 shares of common stock at $0.60 per share and is also collateralized by the 2,160,000 shares of the US Canadian common stock that the Company owns.

The intrinsic value of the beneficial conversion feature of the note was $267,857 and the portion of the proceeds allocated to the warrants issued in connection with the debt amounted to $282,143. Accordingly, $550,000 was recognized as a discount of the convertible debt and an addition to paid-in capital. In September 2006, the debenture holder exercised their option to convert the debenture into 1,100,000 of the Company’s common stock and the discount was fully amortized at the time of conversion.

NOTE 7 - LONG-TERM NOTE PAYABLE

On March 30, 2005, the Company issued a 10% secured convertible debenture note for $300,000 to a stockholder of the Company. The note has a maturity of two and one-half years and contains a conversion feature into common stock at $0.60 per share. The note also provided for a five-year warrant to be issued for the purchase of common stock at an exercise price of $0.75. The note was collateralized by 1,000,000 shares of the U.S. Canadian common stock that the Company owned.

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

NOTE 8 - CONSULTING AGREEMENTS

On October 19, 2004, the Company entered into an Investment Advisory Agreement with Blake Advisors, LLC (“Blake”) for certain financial and investment advisory services. The term of the agreement expired on October 31, 2005. Compensation under the agreement provided for (i) the payment of $175,000 in cash and (ii) a monthly fee of $5,000 from November 1, 2004 to October 1, 2005. Pursuant to the agreement, the Company granted a five-year warrant to the consultant for the purchase of 500,000 shares of the Company’s common stock at an exercise price of $0.85 per share, a cashless-exercise provision and piggyback registration rights. Subsequently, the warrant exercise price was reduced to $0.50 per share in consideration of Blake agreeing to remove the cashless exercise provision provided for in the original warrant. Under the terms of the Agreement, the Company became obligated and paid fees amounting to $175,000.

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

On August 22, 2005, the Company entered into a formal agreement with Clyde L. Smith, PhD., P. Eng. as consulting geologist to the El Capitan Project. The agreement provides for Smith to continue acting as the Company’s consulting geologist at his regular compensation rate and to receive a success fee of $250,000 for the successful sale of the Project. The agreement was amended on October 25, 2005, to provide Smith with an option for the purchase of 150,000 shares of our common stock at $0.65 per share, the market price on the date of grant. The option was granted under provisions of the Company’s 2005 Stock Incentive Plan and the option expires on October 25, 2006. At September 30, 2006, all options had been exercised.

On September 27, 2005, the Company entered into an agreement with Pavlich Associates (“Pavlich”) which provides for Pavlich to be the primary representative of the Company in the sale of the El Capitan property to all viable third party mineral companies. The agreement provides for consulting time charges, expenses and a success fee based upon the sales price of the El Capitan property. This agreement has been superseded in its entirety by a similar agreement entered into by the Company, Minerals and Pavlich dated June 21, 2006, pursuant to which Minerals became a party. Under the new agreement, Pavlich is entitled to a success fee of one quarter of one percent (0.25%) of the sales price of the property, with a minimum payment of $250,000 and a maximum payment of $3,000,000. Additionally, Pavlich is entitled to a consulting fee of $125 per hour for time consulting with the Company and reimbursement of incurred expenses.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

On October 19, 2004, the Company entered into an Investment Advisory Agreement with Blake for certain financial and investment advisory services. The term of the agreement expired on October 31, 2005. Compensation under the agreement provided for (i) the payment of $175,000 in cash and (ii) a monthly fee of $5,000 from November 1, 2004 to October 1, 2005. Pursuant to the agreement, the Company granted a five-year warrant to the consultant for the purchase of 500,000 shares of the Company’s common stock at an exercise price of $0.85 per share, a cashless-exercise provision and piggyback registration rights. Subsequently, the warrant exercise price was reduced to $0.50 per share for Blake agreeing to remove the cashless exercise provision provided for in the original warrant. Under the terms of the agreement, the Company became obligated and paid fees amounting to $175,000.

The Company signed a lease for office space in Scottsdale, Arizona, effective November 1, 2004. The lease has a two-year term and requires monthly payments of $3,845 plus taxes and tenant charges. For the year ended September 30, 2006 and 2006, rent expense was $48,513 and $34,118, respectively. The Company renewed the lease in October 2006 for an additional two year term and remaining commitments under this lease for our year ended September 30, 2007, 2008 and 2009 is $40,338, $50,442 and $4,217, respectively.

On August 22, 2005, the Company entered into a formal agreement with Clyde L. Smith, PhD., P. Eng., as consulting geologist to the El Capitan Project. The agreement provides for Smith to continue acting as the Company’s consulting geologist at his regular compensation rate and to receive a success fee of $250,000 for the successful sale of the Project. The agreement was amended on October 25, 2005, to provide Smith with an option for the purchase of 150,000 shares of our common stock at $0.65 per share, the market price on the date of grant. The option was granted under provisions of the Company’s 2005 Stock Incentive Plan and the option expires on October 25, 2006. At September 30, 2006, all options had been exercised.

On September 27, 2005, the Company entered into an agreement with Pavlich which provides for Pavlich to be the primary representative of the Company in the sale of the El Capitan property to all viable third party mineral companies. The agreement provides for consulting time charges, expenses and a success fee based upon the sales price of the El Capitan property. This agreement has been superseded in its entirety by a similar agreement entered into by the Company, Minerals and Pavlich dated June 21, 2006. This new agreement incorporated Minerals as a party. Under the new agreement, Pavlich is entitled to a success fee of one quarter of one percent (0.25%) of the sales price of the property, with a minimum payment of $250,000 and a maximum payment of $3,000,000. Additionally, Pavlich is entitled to a consulting fee of $125 per hour for time consulting with the Company and reimbursement of incurred expenses.

NOTE 10 - INCOME TAXES

The Company has incurred no current income taxes during the period from July 26, 2002 (inception) through September 30, 2006. At September 30, 2006 and 2005, the Company has Federal and state operating loss carry forwards approximating $8,993,000 and $6,142,000, respectively, to reduce future taxable income, if any, and expires at various dates in 2022 through 2026. The calculated tax benefit at September 30, 2006 and 2005 is based on a Federal statutory income tax rate of 34%. The difference between the expected tax benefit and non-recognition of a tax benefit during the periods is the result of a valuation allowance applied to the net deferred tax asset, which consists of the Company’s net operating loss carry forwards. A valuation allowance has been provided to reduce the net deferred tax asset, as realization of the asset is not assured.

	Year Ended September 30,
	2006	2005
Computed expected tax benefit	$1,121,000	$1,297,000
Valuation allowance	(1,121,000)	(1,297,000)
Net deferred tax asset generated	$--	$--

The Company has a deferred tax liability of $80,000 at September 30, 2006, related to the book and tax basis differences for debt due to the debt discount associated with the warrants and beneficial conversion feature. There is a total deferred tax asset of $3,563,000 at September 30, 2006, primarily related to net operating loss carry-forwards.

NOTE 11 - ADOPTION OF 2005 STOCK INCENTIVE PLAN

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

NOTE 12 - STOCKHOLDER’S DEFICIT

Changes to the Company’s Capital Structure

On December 28, 2004, the Company’s Board of Directors authorized an additional increase in the number of shares authorized for issuance by the Company from 100,000,000 to 300,000,000. The Company’s majority shareholder approved the change by written consent on March 11, 2005, and a Certificate of Amendment to the Articles of Incorporation was filed with the State of Nevada on April 7, 2005, to effect the amendment.

Issuances of Common Stock, Warrants and Options

Common Stock

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

On January 10 and 14, 2005, the Company issued an aggregate of 265,000 restricted common shares to accredited investors in the aggregate amount of $132,500 pursuant to the placement offering commenced in November 2004, together with three year warrants for the purchase of an additional 265,000 shares of common stock at an exercise price of $0.75 per share.

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

On October 30, 2005, the Company issued 1,603,333 restricted common shares to accredited investors pursuant to a private placement of securities under Section 4(2) and Rule 506 promulgated under the Securities Act, in an aggregate amount of $641,333. The placement also provided with each share of common stock a three-year warrant to purchase one share of common stock at an exercise price of $.50 per share. The warrants are callable under certain circumstances. The Company has filed a registration statement covering the sale of the shares of common stock and the common stock issuable upon exercise of the of the warrants.

On December 19, 2005, the Company issued 50,000 shares of common stock in consideration of consulting services aggregating $80,000, the market on the date of issuance.

During the quarter ending December 31, 2005, the Company issued 50,000 shares of common stock for $32,500 to a consultant for the exercise of options at $0.65 per share.

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

During the quarter ending March 31, 2006, the Company issued 60,000 shares of common stock for $39,000 to a consultant for the exercise of options at $0.65 per share.

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

On June 5, 2006, the Board of Directors granted 144,000 two-year options to a new director with an exercise price of $2.99 per share. On August 6, 2006, the director resigned and the two-year unvested options expired.

During the quarter ending June 30, 2006, the Company issued 40,000 shares of common stock for $26,000 to a consultant for the exercise of options at $0.65 per share.

During the quarter ending June 30, 2006, the Company issued 50,000 shares of common stock for $28,000 to a former director of the Company for the exercise of options at $0.56 per share.

On August 16, 2006, the Company issued 150,000 shares of restricted common stock for $75,000 to a shareholder on the exercise of a warrant at $0.50 per share.

During the quarter ended September 30, 2006, the Company issued 1,100,000 shares of common stock at $0.50 per share pursuant to the terms of conversion of a convertible note payable of $550,000.

During the quarter ended September 30, 2006, the Company issued 450,000 restricted common shares to accredited investors pursuant to a private placement of securities under Section 4(2) and Rule 506 promulgated under the Securities Act, in an aggregate amount of $225,000.

During September 30, 2006, the Company issued 62,500 shares of common stock for $31,250, to shareholders on the exercise of warrants at $0.50 per share. The warrant conversions, pursuant to a Written Action of the Board of Directors on September 29, 2006, also provided for each share of common stock issued under the warrant conversion, a two-year warrant to purchase one share of common stock at an exercise price of $1.37 per share. The warrants are callable under certain circumstances.

The Company filed a Registration Statement on Form SB-2 in January 2006 and became effective on September 20, 2006.

Warrants

The following table summarizes the warrant activity for the years ended September 30, 2006 and 2005:

	Warrants Outstanding		Warrants Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, September 30, 2004	3,300,000	$0.28	3,300,000	$0.28
Granted	4,715,000	$0.57	4,715,000	$0.57
Exercised	—	$—	—	$—
Expired	(3,000,000)	$0.14	(3,000,000)	$0.14

Balance, September 30, 2005	5,015,000	$0.64	5,015,000	$0.64
Granted	3,643,864	$0.61	3,643,864	$0.60
Exercised	(327,500)	$0.55	(327,500)	$0.55
Expired	(550,000)	$1.25	(550,000)	$1.25

Balance, September 30, 2006	7,781,364	$0.55	7,781,364	$0.55

The following table summarizes information for warrants outstanding and exercisable at September 30, 2006:

	Warrants Outstanding			Warrants Exercisable
	Weighted Average			Weighted Average
Range of Prices	Number	Remaining Life	Exercise Price	Number	Remaining Life	Exercise Price
$0.50	6,440,833	.2.0	$0.50	6,440,833	2.0	$0.50
$0.60	1,091,667	4.2	$0.60	1,091,667	4.2	$0.60
$0.75	50,000	1.2	$0.75	50,000	1.2	$0.75
$1.37	62,500	2.0	$1.37	62,500	2.0	$1.37
$2.20	136,364	2.6	$2.20	136,364	2.6	$2.20

	7,781,364	2.4	$0.55	7,781,364	2.4	$0.55

At September 30, 2006, the Company had 5,487,197 warrants outstanding having a right to call feature by. These warrants are callable at the Company’s option if (i) the closing sales price of the Company’s common stock is at or above $1.25 - $3.50 per share (subject to adjustment as appropriate for stock splits, stock dividends, stock combinations, etc.) for a period of ten or twenty consecutive days and (ii) the shares of common stock issuable upon exercise of the warrants are covered under an effective registration statement. In such an event, the Company must provide thirty days written notice. At September 30, 2006, 5,288,333 warrants were callable. In the event the warrant holder does not exercise does not exercise the warrant within such thirty-day time period, the warrants are redeemed by the Company at the price per warrant share of $.001.

In July 2005, the Board of Directors approved a motion to offer shareholders holding warrants with a cashless conversion provision at prices ranging from $0.60 to $0.85 per share, to replace the warrant with a warrant without a cashless provision at $0.50 per share. Warrants with the cashless provision provided for the purchase of 3,225,000 shares, of which, warrants aggregating 3,110,000 converted to the warrants without the cashless provision.

Options

On July 21, 2005, the Board of Directors, on a recommendation from the Compensation Committee, approved an initial grant of options to all officers, directors and employees as follows:

Options
CEO	300,000
Employees/Directors	200,000
CFO	150,000
Outside Directors	100,000
Managers	100,000

Total options granted under this approval were 1,150,000. The option price was set as the closing market price of $0.56 on July 21, 2005. Each initial option grant has a term of ten (10) years and becomes exercisable in two equal installments commencing January 1, 2006, and January 1, 2007.

Effective October 25, 2005, the Board of Directors approved an amendment expanding the duties of Dr. Clyde Smith and granted him a twelve month option to purchase 150,000 shares of common stock of the Company at an exercise price of $0.65 per share. On March 24, 2006, the Board of Directors granted 523,000 two-year options to the current employees and directors with an exercise price of $1.99 per share. On June 5, 2006, the Board of Directors granted 144,000 two-year options with an exercise price of $2.99 per share to a new director and cancelled 94,000 options to a former director. In August 2006, the new director resigned and the unvested options were cancelled.

The following table summarizes the option activity for the years ended September 30, 2006 and 2005:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, September 30, 2004	—	$-	—	$-
Granted	1,150,000	$0.56	—	$-
Exercised	—	$-	—	$-

Balance, September 30, 2005	1,150,000	$0.56	—	$-
Vested	—	$-	575,000	$0.56
Granted	817,000	$1.92	673,000	$1.69
Exercised	200,000	$0.63	200,000	$0.63
Expired	238,000	$2.29	—	$-

Balance, September 30, 2006	1,529,000	$1.01	1,048,000	$1.27

The weighted average fair value of options granted in the year ended September 30, 2006 was $1.92.

The Company has a stock incentive plan under which 5,000,000 shares are reserved for stock and option grants. There were 1,953,025 shares available for grant under the Plan at September 30, 2006.

NOTE 13 - SUBSEQUENT EVENTS

In October 2006, the Company issued 50,000 restricted common shares to an accredited investor pursuant to a private placement of securities under Section 4(2) and Rule 506 promulgated under the Securities Act, in an aggregate amount of $25,000.

During the period from October 1, 2006 and December 31, 2006, the Company issued 1,712,500 shares of common stock to shareholders upon the exercise of warrants at $0.50 per share for cash aggregating $856,250. Additionally, as an inducement to exercise these warrants, the participating warrantholders were issued a two-year warrant to purchase one share of common stock at an exercise price of $1.37 per share for each warrant exercised. The warrants are callable under certain circumstances.

On October 5, 2006, the Board of Directors approved an agreement with Blake for investment advisory services for the period of October 5, 2006, through January 5, 2007. Under the terms of the contract, Blake is to be paid $50,000 and 50,000 two year warrants with at an exercise price of $1.31. The warrants do not have registration rights or call rights.

In November 2006, the Company issued 600,000 shares of common stock at $0.50 per share for the partial conversion of a secured convertible note payable in the amount of $300,000. The conversion was made pursuant to the terms of conversion of a convertible note payable for $750,000.

On November 13, 2006, Mr. Ken Pavlich was appointed to the Company’s Board of Directors and was granted 100,000 options under the 2005 Company’s Stock Incentive Plan at an exercise price of $0.83, the closing price on the date of grant. Fifty percent of the options will vest on January 1, 2007, and the remaining will vest on July 1, 2007.

On December 8, 2006, Mr. Bruce Snyder was appointed to the Company’s Board of Directors and was granted 100,000 options under the 2005 Company’s Stock Incentive Plan at an exercise price of $1.20, the closing price on the date of grant. Fifty percent of the options will vest on January 1, 2007, and the remaining will vest on July 1, 2007.

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

On November 25, 2005, our Board of Directors approved the engagement of Epstein Weber & Conover PLC (“EWC)” as our independent registered public accounting firm. We did not consult with EWC prior to our engagement regarding the application of any accounting principles or any type of audit opinion that might be rendered by it.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures as of September 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

During the quarter ended September 30, 2006, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

NAME	AGE	POSITION	SINCE

Charles C. Mottley	72	President and Director	July 2002

James Ricketts	68	Director and Secretary	July 2004

Stephen J. Antol	63	Chief Financial Officer and Treasurer	November 2004

L. Ronald Perkins	61	Director and Vice President of Administration, Marketing and Communication	January 2005

R. William Wilson	49	Director	February 2005

Kenneth P. Pavlich	52	Director	November 2006

Bruce F. Snyder	66	Director	December 2006

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

L. RONALD PERKINS. Mr. Perkins has served as a director of the Company since February 2005, and has been the Company’s Vice-President in charge of Administration, Marketing and Communication since January 2005. From 2002 to 2005, Mr. Perkins was retired. Prior to his retirement, from 1989 to 2002, Mr. Perkins served as President and Chief Executive Officer of Pebble Technology, Inc., an Arizona company, which marketed a product used to coat the interior of swimming pools. Mr. Perkins received his Bachelors of Arts degree in Business Administration and Management from the University of Arizona in 1967, and his MBA from the University of Southern California in 1972.

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

KENNETH P. PAVLICH. Mr. Pavlich has been a director of our Company since November 2006. Since 2002, Mr. Pavlich has been the founding and principal officer of Pavlich Associates, which provides consulting services to precious metal, base metal and industrial mineral companies, including the Company. Prior to that time and since 1997, Mr. Pavlich held various senior management positions (including his most recent position as V.P. of Operations) with Oglebay Norton Company. Mr. Pavlich has a Masters Degree in Management and Administrative Science - Finance Concentration from the University of Texas and a Bachelor of Science Degree in Mining Engineering (Summa Cum Laude) from the University of Idaho.

BRUCE F. SNYDER. Mr. Snyder has been a director of our Company since December 2006. Since January 2005, Mr. Snyder has been a self-employed motivational speaker and organizational analyst. From January 2003 to 2005, Mr. Snyder was Offensive Coordinator with the University of Nevada - Las Vegas. From 2001 to 2002, Mr. Snyder was a Color Analyst with ESPN Radio. Prior to that and during 2001, Mr. Snyder was a Color Analyst with Pacific West Radio. Mr. Snyder has a Bachelors Degree in Mathematics Education from the University of Oregon.

Significant Employees

Not applicable.

Family Relationships

None.

Involvement in Certain Legal Proceedings

Not applicable.

Audit Committee Financial Expert

On March 9, 2005, we established an audit committee, currently consisting of one Board member, Mr. R. William Wilson. The Board of Directors has determined that Mr. Wilson is an “audit committee financial expert” as that term is defined in Item 401(e) (2) of Regulation S-B promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Additionally, Mr. Wilson qualifies as an “independent director” as that term is defined in Section 4200(a)(15) of National Association of Securities Dealers’ listing standards or under the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act. At a meeting of the Board of Directors on September 5, 2006, the Board adopted the Audit Committee Charter as presented by the Audit Committee chairman.

Compensation Committee

At September 30, 2006, Mr. R. William Wilson acts as Chairman of this committee. Subsequent to our year end, in December 2006, Mr. Bruce Snyder was named the Chairman of the Compensation Committee.

At a meeting of the Board of Directors on September 5, 2006, the Board adopted the Compensation Committee Charter as presented by the Compensation Committee Chairman. The Compensation Committee is responsible for evaluation and recommending the compensation of our executive officers and members of the Board.

Code of Ethics

We have adopted a Code of Ethics for our financial management staff. The Code of Ethics was filed as Exhibit 99.1 to our Annual Report on Form 10-KSB for the year ended September 30, 2003. A copy of the Code of Ethics will be provided, without charge, to any person requesting it in writing, addressed to the attention of the Corporate Secretary, El Capitan Precious Metals, Inc., 14301 North 87th Street, Suite 216, Scottsdale, Arizona 85260.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater-than-10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the copies of such forms furnished to us during our fiscal year ending September 30, 2006 and written representations from the executive officers, directors and greater-than-10% beneficial owners of our common stock, the following table shows the transactions for Fiscal 2006 that were not in compliance.

NAME OF FILER:	DESCRIPTION OF TRANSACTION:

Stephen J. Antol	Option granted on March 24, 2006 reported on April 5, 2006

W. Pierce Carson	Option granted on March 24, 2006 reported on April 6, 2006

Gordon Ellis	Initial filing on Form 3 (due on June 15, 2006) was filed one day late on June 16, 2006

Charles C. Mottley	Option granted on March 24, 2006 and purchase on July 13, 2006, reported on July 26, 2006

Kenneth P. Pavlich	Option granted on November 13, 2006 reported on November 16, 2006

Ronald Perkins	Option granted on March 24, 2006 reported on August 3, 2006

James Ricketts	Option granted on March 24, 2006 reported on April 5, 2006

Bruce F. Snyder	Option granted on December 8, 2006 reported on December 13, 2006

R. William Wilson	Option granted on March 24, 2006 reported on April 5, 2006

ITEM 10. EXECUTIVE COMPENSATION

General

In March 2003, we executed a two-year employment agreement under which we issued 600,000 shares of Common Stock to Mr. Charles C. Mottley, our President and a member of our Board of Directors, as incentive compensation for his service. We also agreed to a salary of $20,000 per month, effective January 1, 2003, which, at Mr. Mottley’s option, may be satisfied in shares of the Company’s Common Stock. The agreement also required us to issue 1,500,000 shares of our Common Stock to Mr. Mottley if the El Capital property was sold prior to March 18, 2005, and in the event such sale was for $150,000,000 or more, we would also be required to grant Mr. Mottley a five-year option to purchase up to 6,000,000 shares of Common Stock at an exercise price of $1.00 per share. On February 1, 2005, our Board of Directors extended through March 18, 2006 and amended the conditional option provision relating to the El Capitan property, pursuant to which we agreed to grant Mr. Mottley a five-year option to purchase 1,750,000 shares of our common stock at an exercise price of $.75 per share in the event of a sale of the property for consideration in excess of $150,000,000. The agreement expired on March 18, 2006, with no options issued under the agreement.

As of September 30, 2006, we and Mr. Mottley have not entered into a formal employment agreement. Currently, Mr. Mottley receives consideration of $12,000 per month in which he serves as our CEO and President. Effective June 1, 2005, the President has agreed to take accrued back compensation and monthly compensation for June through September 2005 in S-8 common stock.

Commencing in November 2004, we agreed to pay Stephen J. Antol a consulting fee of $10,000 per month, on a month-to-month basis, in consideration of his services to us as chief financial officer, and as of January 2005, as our treasurer. At this time, we and Mr. Antol have not entered into a formal written agreement. Effective June 1, 2005, Mr. Antol has agreed to take accrued back compensation and monthly compensation for June through September 2005 in S-8 common stock. Effective January 1, 2006, Mr. Antol’s compensation for services was structured as salary instead of as a consulting fee.

Commencing September 1, 2004, Mr. James Ricketts, our Secretary, received a consulting fee of $10,000 per month in consideration of his services overseeing our iron ore business. There is not a formal agreement in place with Mr. Ricketts, and the arrangement is on a month-to-month basis. Mr. Ricketts does not receive compensation for his services as our Secretary. Effective June 1, 2005, Mr. Ricketts has agreed to take accrued back compensation and monthly compensation for June through September 2005 in S-8 common stock. Effective January 1, 2006, Mr. Ricketts’ compensation for services was structured as salary instead of as a consulting fee.

In January 2005, we agreed to pay L. Ronald Perkins a consulting fee of $10,000 per month, on a month-to-month basis, in consideration of his services to us as Vice President in charge of Administration, Marketing and Communication. At this time, we and Mr. Perkins have not entered into a formal written agreement. Effective June 1, 2005, Mr. Perkins has agreed to take accrued back compensation and monthly compensation for June through September 2005 in S-8 common stock. Effective January 1, 2006, Mr. Perkins’ compensation for services was structured as salary instead of as a consulting fee.

Summary Compensation Table

The following table summarizes the total compensation for the last three years who served as our chief executive officer and other executive officers who were serving at the end of the last completed fiscal year:

		Annual Compensation					Long-Term Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)	Other Annual Compensation ($)		Restricted Stock Awards ($)		Securities Underlying Options (#)	All Other Compensation ($)

Charles C. Mottley President/Chief Executive Officer/ Director (1)	2006 2005 2004	144,000 105,000 240,000		-0- -0- -0-	-0- -0- -0-		50,000 74,000 -0-	(2) (3)	130,000 300,000 -0- -0-	-0- -0- -0-

Stephen J. Antol Chief Financial Officer/Treasurer	2006 2005	90,000 -0-	(4)	-0- -0-	30,000 41,739	(5) (5)	35,000 70,636	(6) (7)	87,000 150,000	-0- -0-

James G. Ricketts Secretary/Director	2006 2005	90,000 -0-	(4)	-0- -0-	30,000 50,000	(5) (5)	35,000 60,000	(6) (8)	87,000 200,000	-0- -0-

L. Ronald Perkins Vice President/Director	2006 2005	90,000 -0-	(4)	-0- -0-	30,000 23,250	(5) (5)	35,000 53,250	(6) (9)	87,000 200,000	-0- -0-

(1)
Mr. Mottley was named our President and Chief Executive Officer on March 18, 2003. Prior to the merger of ECPN with DML Services, Inc., Mr. Mottley served as President and Director of ECPN from November 1, 2002 until the merger on March 18, 2003.

(2)
Represents 32,052 shares of common stock issued in lieu of compensation. The fair market value of the common stock on the date of grant was $1.56 per share. The shares were registered under a Registration Statement on Form S-8.

(3)
Represents 183,508 shares of common stock issued in lieu of compensation. The per share average of the fair market value of the common stock on the dates of grant was $0.40. The shares were registered under a Registration Statement on Form S-8.

(4)
Constituting salary received during Fiscal Year 2006 from January 1, 2006 to September 30, 2006. Such individual’s arrangement with us converted from a consultancy arrangement to an employment arrangement on January 1, 2006.

(5)
Received in consideration of services rendered as a consultant. With respect to Fiscal Year 2006, compensation from October 1, 2005 to December 31, 2005 was in the form of a consulting fee, prior to such individual’s entry into an employment arrangement with the Company on January 1, 2006.

(6)
Represents 22,436 shares of common stock issued in lieu of compensation. The fair market value of the common stock on the date of grant was $1.56 per share. The shares were registered under a Registration Statement on Form S-8.

(7)
Represents 172,551 shares of common stock issued in lieu of compensation. The per share average of the fair market value of the common stock on the dates of grant was $0.41. The shares were registered under a Registration Statement on Form S-8.

(8)
Represents 149,600 shares of common stock issued in lieu of compensation. The per share average of the fair market value of the common stock on the dates of grant was $0.40. The shares were registered under a Registration Statement on Form S-8.

(9)
Represents 131,356 shares of common stock issued in lieu of compensation. The per share average of the fair market value of the common stock on the dates of grant was $0.41. The shares were registered under a Registration Statement on Form S-8.

Option Grants During Last Fiscal Year

The following table sets forth the information concerning individual grants of stock options made by us to the named executives during the fiscal year ended September 30, 2006.

Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise of Base Price ($/share)	Expiration Date(s)
Charles C. Mottley	130,000	25%	$1.99	3/24/08
Stephen J. Antol	87,000	17%	$1.99	3/24/08
James G. Ricketts	87,000	17%	$1.99	3/24/08
L. Ronald Perkins	87,000	17%	$1.99	3/24/08

In addition to the option grants to named executives, we also granted options to purchase an aggregate of 132,000 shares of common stock at $1.99 per share to a consultant and two outside directors. Each option grant is for a two year period from the date of grant and became exercisable on September 30, 2006.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth the total amount of shares acquired by the named executives upon exercises of stock options during the fiscal year ended September 30, 2006, the aggregate dollar value realized upon such exercise, the total number of securities underlying unexercised options held at the conclusion of such fiscal year (separately identifying then-exercisable and unexercisable options), and the aggregate dollar value of in-the-money, unexercised options held at the conclusion of such fiscal year (separately identifying then-exercisable and unexercisable options).

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Securities Underlying Options at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at FY-End ($) Exercisable/ Unexercisable(1)
Charles C. Mottley	-0-	-0-	280,000/150,000	369,600/198,000
Stephen J. Antol	-0-	-0-	162,000/75,000	213,840/99,000
James G. Ricketts	-0-	-0-	187,000/100,000	246,840/132,000
L. Ronald Perkins	-0-	-0-	187,000/100,000	246,840/132,000

(1)
Value of unexercised in-the-money options on September 30, 2006, is based on a value of El Capitan Precious Metals, Inc. stock equal to $1.32 per share, as determined by the closing bid price of the Company’s common stock on such date.

Long-Term Incentive Plan (“LTIP”) Awards Table

Not Applicable.

Compensation of Directors

On July 21, 2005, based upon recommendations from our Compensation Committee, the Board of Directors approved the compensation plan for the Board of Directors. The non-employee directors will be compensated with an annual retainer of $5,000, plus an additional $1,000 for each Board meeting attended by each such director in person, or $500 for each Board meeting attended by such director by telephone. In addition, non-employee directors serving as Chairman of the Audit and Compensation Committee shall receive an additional annual retainer of $4,000. Employee directors will not receive fees, or other compensation for service on the board or any committees thereof. All Board members shall be reimbursed for expenses incurred in connection with Board or committee meetings.

Accordingly, on November 13, 2006, Kenneth Pavlich was granted 100,000 options to purchase common stock at $0.83 per share (the closing price of the Company’s common stock on the date of his appointment to the Board), such options to vest in two equal installments on January 1, 2007 and July 1, 2007. Additionally, on December 8, 2006, Bruce Snyder was granted options to purchase 100,000 shares of common stock at $1.20 per share (the closing price of the Company’s common stock on the date of his appointment to the Board), such option to vest in two equal installments on January 1, 2007 and July 1, 2007.

On March 24, 2006, we issued R. William Wilson an option to purchase 44,000 shares of our common stock at an exercise price of $1.99 per share as a performance bonus provided to our outside directors. Mr. Wilson’s options vested on September 30, 2006. Pierce Carson, a director at that time, was also issued a similar option, but the option expired unvested upon Mr. Carson’s resignation from the Board in May 2006.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

In March 2003, we executed a two-year employment agreement under which we issued 600,000 shares of common stock to its President and Director as incentive compensation. The agreement calls for the President to be paid a salary of $20,000 per month commencing January 1, 2003, which, at the option of the President, may be satisfied in shares of our common stock. As of March 31, 2005, we had issued 2,282,222 shares of common stock in payment of $420,000 of salary. The 600,000 shares of common stock granted to the president were valued at $320,000, which was recorded as general and administrative expense in March 2003.

Terms of the employment agreement also required us to issue 1,500,000 shares of common stock to the President should we sell the El Capitan mine during the term of the employment agreement. The Agreement expired on March 18, 2005, and no shares were issued under this provision. On February 1, 2005, the Board of Directors amended and extended only the conditional option provision of employment agreement, which provided conditional stock options to be granted to the president if the El Capitan mining property is sold. The amended provision for conditional stock options provides that if the sale of the mine is for a price in excess of $150,000,000, during the period March 18, 2005, through March 18, 2006, we are required to grant the president a five-year stock option to purchase 1,750,000 shares of our common stock at an exercise price of $0.75 per share. On March 18, 2006, the Agreement expired and no options were issued under the Agreement.

At September 30, 2006, no new formal employment agreement was in effect with the President and he is currently compensated at $12,000 per month. Effective June 1, 2005, the President had agreed to take accrued back compensation and monthly compensation for June through September 2005 in S-8 common stock.

Report on Repricing of Options/SARS

Not Applicable.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of January 5, 2007, the number and percentage of the 77,259,4099 shares of issued and outstanding Common Stock which, according to the information supplied to us, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Common	Charles C. Mottley 14301 N. 87th Street, Suite 216 Scottsdale, AZ 85260	6,306,779	(1)	8.0%

Common	James Rickets 14301 N. 87th Street, Suite 216 Scottsdale, AZ 85260	3,107,031	(2)	3.9%

Common	R. William Wilson 14301 N. 87th Street, Suite 216 Scottsdale, AZ 85260	168,000	(3)	*

Common	L. Ronald Perkins 14301 N. 87th Street, Suite 216 Scottsdale, AZ 85260	992,992	(4)	1.3%

Common	Stephen Antol 14301 N. 87th Street, Suite 216 Scottsdale, AZ 85260	1,166,897	(5)	1.5%

Common	Kenneth P. Pavlich 14301 N. 87th Street, Suite 216 Scottsdale, AZ 85260	113,700	(6)	*

Common	Bruce F. Snyder 14301 N. 87th Street, Suite 216 Scottsdale, AZ 85260	50,000	(7)	*

Common	All Officers and Directors as a Group (6 Persons)	11,905,399		15.1%

(1)
Includes (i) vested options to purchase 300,000 shares of common stock at an exercise price of $0.56 per share and (ii) options to purchase 130,000 shares of common stock at an exercise price of $1.99 per share. Mr. Mottley also holds approximately 17% of the outstanding common stock of Gold and Minerals Co., Inc., one of our stockholders. Mr. Mottley’s interest in Gold and Minerals is not reflected herein.

(2)
Includes (i) vested options to purchase 200,000 shares of common stock at an exercise price of $0.56 per share, (ii) warrants to purchase 37,500 shares of common stock at an exercise price of $0.50 per share and (iii) options to purchase 87,000 shares of common stock at an exercise price of $1.99 per share.

(3)	Includes (i) vested options to purchase 100,000 shares of common stock at an exercise price of $0.56 per share and (ii) options to purchase 44,000 shares of common stock at an exercise price of $1.99.

(4)
Includes (i) vested options to purchase 100,000 shares of common stock at an exercise price of $0.56 per share, (ii) a warrant to purchase 100,000 shares of common stock at an exercise price of $.50 per share and (iii) options to purchase 43,500 shares of common stock at an exercise price of $1.99.

(5)
Includes (i) vested options to purchase 150,000 shares of common stock at an exercise price of $0.56 per share, (ii) options to purchase 87,000 shares of common stock at an exercise price of $1.99 and (iii) 125,000 shares and warrants to purchase an additional 125,000 shares of common stock at an exercise price of $0.50 per share held by Mr. Antol’s spouse.

(6)
Includes vested options to purchase 50,000 shares of common stock at an exercise price of $0.83 per share. Does not include unvested options to purchase 50,000 shares of common stock at $0.83 per share.

(7)
Consists of vested options to purchase 50,000 shares of common stock at an exercise price of $1.20 per share. Does not include unvested options to purchase 50,000 shares of common stock at $1.20 per share.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In March 2003, we executed a two-year employment agreement under which we issued 600,000 shares of Common Stock, valued at $320,000 at the time, to Mr. Charles C. Mottley, our President and a member of our Board of Directors, as incentive compensation for his service. We also agreed to a salary of $20,000 per month, effective January 1, 2003, which, at the Mr. Mottley’s option, may be paid in shares of the Company’s Common Stock. The agreement requires us to issue to Mr. Mottley 1,500,000 shares of our Common Stock if the El Capitan property is sold prior to March 18, 2005, and in the event such sale was for $150,000,000 or more, we would also be required to grant Mr. Mottley a five-year option to purchase up to 6,000,000 shares of Common Stock at an exercise price of $1.00 per share. On February 1, 2005, the Board of Directors extended through March 18, 2006, and amended the conditional option provision relating to the El Capitan property, pursuant to which Mr. Mottley shall receive a five-year option to purchase 1,750,000 shares of our Common Stock at an exercise price of $.75 per share in the event of a sale in excess of $150,000,000. On March 18, 2006, the Agreement expired and no options were issued under the Agreement.

As of September 30, 2005, we and Mr. Mottley have not entered into a new employment agreement. Mr. Mottley currently receives consideration in the amount of $12,000 per month for his services as President and CEO. Effective June 1, 2005, the President has agreed to take accrued back compensation and monthly compensation for June through September 2005 in S-8 common stock of the Company. As of November 4, 2005, the Company has issued 2,465,730 shares of Common Stock to Mr. Mottley in payment of $487,000 in accrued and unpaid salary.

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

Beginning October 1, 2002, Mr. Thomas Olson, our Secretary at that time, received a management-consulting fee of $1,000 per month. Effective January 1, 2003, that amount was increased to $3,500 per month, which, at the option of Mr. Olson, could be paid in shares of our Common Stock. Mr. Olson’s total compensation for the fiscal year ended September 30, 2003 was $34,500. Of that amount, $4,000 was paid in cash during the fiscal year and $30,500 was accrued. For the fiscal year ended September 30, 2004, Mr. Olson received total compensation of $35,000 for his services as an officer of the Company as well as $7,000 in consulting fees for services rendered following his resignation as an officer in July 2004. In July and August of 2004, Mr. Olson converted a total of $44,000 of the amounts owed to him to 100,000 shares of Common Stock. Mr. Olson continued to provide services to us on a consulting basis through December 31, 2004 for a monthly consulting fee of $2,500.

On September 10, 2003, we entered into a management consulting agreement with Mr. Larry Lozensky, the President of Gold and Minerals, pursuant to which Mr. Lozensky agreed to continue to manage and oversee the COD property until December 31, 2004 in exchange for a management consulting fee of $20,000 per month and the issuance to Mr. Lozensky of 600,000 shares of our Common Stock. Under the management consulting agreement, we obtained the right to pay the management-consulting fee to Mr. Lozensky in the form of our Common Stock. From the expiration of the management consulting agreement on December 31, 2004 until March 31, 2005, Mr. Lozensky continued to manage the COD Mine on our behalf on a month-to-month basis for a management-consulting fee of $10,000 per month. Mr. Lozensky is not currently compensated for the management and oversight of the COD property.

On October 19, 2004, we entered into an Investment Advisory Agreement with Blake Advisors, LLC (“Blake”), an entity controlled by a beneficial holder of in excess of 5% of our stock at such time, for certain financial and investment advisory services. The term of the agreement expired on October 31, 2005. Compensation under the agreement provided for (i) the payment of $175,000 in cash and (ii) a monthly fee of $5,000 from November 1, 2004 to October 1, 2005. Pursuant to the agreement, we granted a five-year warrant to Blake for the purchase of 500,000 shares of our common stock at an exercise price of $0.85 per share. The warrant included a cashless-exercise provision and piggyback registration rights. Subsequently, the warrant exercise price was reduced to $0.50 per share in consideration of Blake agreeing to remove the cashless exercise provision provided for in the original warrant. Under the terms of the agreement, we paid fees aggregating $175,000.

In October 2004, we loaned $120,000 at an interest rate of 12% per annum to Gold and Minerals Co., Inc., our majority shareholder.

In November 2004, we loaned $66,930 at an interest rate of 12% per annum to Castle Canyon Townhomes, LLC, a limited liability company of which James G. Ricketts, one or our directors, was a member. This loan and accrued interest was paid in full on January 19, 2005.

During the year ended September 30, 2005, we made net payments on behalf of Gold and Minerals Co., Inc. approximating $351,946 referencing costs incurred on the El Capitan mine site. Pursuant to an agreement effective October 1, 2004 between the two companies, costs incurred at the El Capitan mine are to be split in accordance with their percentage ownership interest. We hold a 40% interest in the El Capitan mine, and Gold and Minerals Co., Inc. holds a 60% interest.

Commencing in November 2004, we agreed to pay Stephen J. Antol a consulting fee of $10,000 per month, on a month-to-month basis, in consideration of his services as our chief financial officer, and as of January 2005, as our treasurer of the Company. At this time, we and Mr. Antol have not entered into a formal written agreement. Effective June 1, 2005, Mr. Antol has agreed to take accrued back compensation and monthly compensation for June through September 2005 in S-8 common stock.

Commencing September 1, 2004, Mr. James Ricketts, our Secretary, received a consulting fee of $10,000 per month in consideration of his services to us overseeing our iron ore business. There is not a formal agreement in place with Mr. Ricketts, and the arrangement is on a month-to-month basis. Mr. Ricketts does not receive compensation for his services as our Secretary. Effective June 1, 2005, Mr. Ricketts has agreed to take accrued back compensation and monthly compensation for June through September 2005 in S-8 common stock.

In January 2005, we agreed to pay L. Ronald Perkins a consulting fee of $10,000 per month, on a month-to-month basis, in consideration of his services to us as Vice President in charge of Administration, Marketing and Communication. At this time, we and Mr. Perkins have not entered into a formal written agreement. Effective June 1, 2005, Mr. Perkins has agreed to take accrued back compensation and monthly compensation for June through September 2005 in S-8 common stock.

The Company, Gold and Minerals Co., Inc. and Pavlich Associates, a sole proprietorship of which Kenneth Pavlich, a director, is the principal, entered into the El Capitan Project Representation Agreement, dated June 21, 2006 (the “Agreement”) whereby Pavlich Associates agrees to provide certain consulting services in connection with a sale or certain other transactions (as defined in the Agreement) involving the El Capitan project, at a rate of $125 per hour. In addition, upon completion of a sale or other transaction, Pavlich Associates will be paid the greater of one-quarter of one percent of the Total Transaction Value (as more specifically defined in the Agreement) or $250,000 (the “Success Payment”). The total of all Success Payments under this Agreement cannot exceed $3,000,000.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K.

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB dated September 30, 2004).

3.2	Amendment to Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB dated March 31, 2005).

3.3	Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form SB-2 filed on July 12, 2006).

4.1	Form of Warrant issued to Blake Advisors, LLC and its nominees (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-KSB dated September 30, 2004)

4.2	Form of Warrant issued in Offering dated November 5, 2004 (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-KSB dated September 30, 2004).

4.3	Form of Warrant issued to John Stapleton and other certain investors (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-QSB dated December 31, 2004).

4.4
List of other investors issued a Warrant substantially identical to the Warrant referenced in Exhibit 4.3 (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-QSB dated December 31, 2004).

4.5	Form of Warrant issued in 2005 Offering (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-QSB dated June 30, 2005).

4.6	Secured Convertible Promissory Note dated October 28, 2005 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 28, 2005).

4.7	Form of Warrant issued to Whitebox Intermarket Partners, L.P. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 28, 2005).

4.8	Form of Warrant issued in fall 2005 Offering (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated October 28, 2005).

4.9	Rights Agreement by and between the Company and OTR, Inc. dated December 28, 2005 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 28, 2005).

4.10	Form of Agent Warrant issued to Blake Advisors, LLC (incorporated by reference to Exhibit 4.8 to the Company's registration statement on Form SB-2/A filed on August 9, 2006.)

4.11	Secured Convertible Promissory Note dated January 20, 2006 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 26, 2006).

4.12	Form of Warrant issued to Whitebox Intermarket Partners, L.P. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated January 26, 2006).

10.1
Asset Purchase Agreement dated as of October 18, 2002 by and between the Company and Gold Minerals, Inc. and El Capitan, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB dated September 30, 2004).

10.2	Employment Agreement with Charles C. Mottley dated March 19, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB dated September 30, 2004).

10.3	Consulting Agreement with Larry Lozensky (incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-8 filed on 9/15/2003.)

10.4	Agreement with Robert L. Langguth dated July 26, 2004 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB dated September 30, 2004)

10.5	Exclusive Agency Agreement with Asia Finance Company LLC dated November 4, 2004 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB dated September 30, 2004).

10.6
Agreement for Consulting Services dated May 11, 2004 by and between the Company and U.S. Canadian Minerals, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB dated September 30, 2004).

10.7
Asset Purchase Agreement dated as of July 14, 2004 by Gold and Minerals Co., Inc., Larry Lozensky, the Company and Charles C. Mottley (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB dated September 30, 2004).

10.8
Joint Venture Agreement dated May 11, 2004 by and between U.S. Canadian Minerals, Inc. and the Company (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB dated September 30, 2004).

10.9
Asset Purchase Agreement dated as of August 25, 2003 by and between Gold and Minerals Co., Inc., Charles Mottley and Larry Lozensky and the Company (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-KSB dated September 30, 2004).

10.10
Investment Advisory Agreement dated as of October 19, 2004 by and between the Company and Blake Advisors, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB dated December 31, 2004).

10.11	2005 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on July 19, 2005).

10.12
Purchase Agreement entered into as of October 28, 2005, by and among the Company and Whitebox Intermarket Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 28, 2005).

10.13
Registration Rights Agreement entered into as of October 28, 2005, by and among the Company and Whitebox Intermarket Partners, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 28, 2005).

10.14
Security Agreement entered into as of October 28, 2005, by and among the Company and Whitebox Intermarket Partners, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 28, 2005).

10.15
Consulting Agreement dated August 22, 2005, by and between the Company and Clyde L. Smith (incorporated by reference to Exhibit 10.15 to the Company’s registration statement on Form SB-2/A filed on August 9, 2006).

10.16
Amendment No. 1 to Consulting Agreement dated October 25, 2005 by and between the Company and Clyde Smith (incorporated by reference to Exhibit 10.16 to the Company's registration statement on Form SB-2/A filed on August 9, 2006.)

10.17
El Capitan Project Representation Agreement dated September 27, 2005 by and between the Company and Pavlich Associates (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form SB-2/A filed on August 31, 2006).

10.18
Amendment to El Capitan Project Representation Agreement dated March 1, 2006 (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form SB-2/A filed on August 31, 2006).

10.19
El Capitan Project Representation Agreement dated June 21, 2006 by and among the Company, Gold and Minerals and Pavlich Associates (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form SB-2/A filed on August 31, 2006).

23.1	Consent of Clyde Smith.

23.2	Consent of AuRIC Metallurgical Labs.

23.3	Consent of Richard Daniele.

23.4	Consent of Michael J. Wendell

23.5	Consent of Mike Thomas

31.1	Certification of Charles C. Mottley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Steve Antol pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Charles C. Mottley pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Steve Antol pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1
El Capitan Precious Metals, Inc. Code of Ethics for Senior Financial Management (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 10-KSB for the fiscal year ended 9/30/03 and filed on 2/13/04).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees billed to the Company by Hein & Associates LLP in fiscal year 2005 related to the audit and quarterly reviews of the Company for the fiscal year ended September 30, 2005 and $22,000 accrued to Epstein Weber and Conover, PLC, for the audit of our year ended September 30, 2005:

Year Ended September 30, 2005
Audit Fees	$56,697
Audit-Related Fees	$0
Tax Fees	$0
Total	$56,697

Fees for audit services billed in fiscal year 2005 consisted of (i) audit of the Company’s annual financial statements for the year ended September 30, 2004; (ii) reviews of the Company’s quarterly financial statements; (iii) consents and other services related to SEC matters; and (iv) consultations on financial accounting and reporting matters arising during the course of the audits and reviews. The amount also includes an accrual of $22,000 for audit fees attributable to the year ended September 30, 2005.

The following table summarizes the aggregate fees paid to Epstein Weber and Conover, PLC, for the fiscal year ended September 30, 2006, related to the audit and quarterly reviews of the Company for the fiscal year then ended.

Year Ended September 30, 2006
Audit Fees	$51,859
Audit-Related Fees	$0
Tax Fees	$0
Total	$51,859

Fees for audit services billed in fiscal year 2006 consisted of (i) audit of the Company’s annual financial statements for the year ended September 30, 2006; (ii) reviews of the Company’s quarterly financial statements; (iii) consents and other services related to SEC matters; and (iv) consultations on financial accounting and reporting matters arising during the course of the audits and reviews. The amount also includes an accrual of $23,000 for audit fees attributable to the year ended September 30, 2006.

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

Name	Title	Date

/s/ Charles C. Mottley	President and Chief Executive Officer	January 12, 2007
Charles C. Mottley	(Principal Executive Officer)

/s/ Stephen J. Antol	Chief Financial Officer and Treasurer	January 12, 2007
Stephen J. Antol	(Principal Financial and Accounting Officer)

/s/ James G. Ricketts	Director and Secretary	January 12, 2007
James G. Ricketts

/s/ L. Ronald Perkins	Director	January 12, 2007
L. Ronald Perkins

/s/ R. William Wilson	Director	January 12, 2007
R. William Wilson

/s/ Kenneth P. Pavlich	Director	January 12, 2007
Kenneth P. Pavlich

/s/ Bruce F. Snyder	Director	January 12, 2007
Bruce F. Snyder