Form 10QSB
period 2006-12-31
EL CAPITAN PRECIOUS METALS INC
filed 2007-02-14
CIK 1135202

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended December 31, 2006

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

APPLICABLE TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 77,421,909 shares of common stock, par value $0.001, issued and outstanding as of January 31, 2007.

Transitional Small Business Disclosure Format (Check one):      YES  ☐     NO ☒

El Capitan Precious Metals, Inc.
Form 10-QSB for the Quarter Ended December 31, 2006

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEET
December 31, 2006
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$357,459
Miscellaneous receivable	6,266
Subscriptions receivable, common stock	-
Prepaid expenses	55,776
Due from affiliated company	247,337
Total Current Assets	666,838

FURNITURE AND EQUIPMENT, AT COST	142,964
Less: accumulated depreciation	(29,204)
113,760
OTHER ASSETS: Investment in exploration property	788,808
Note receivable net of allowance for doubtful account of $12,500	-
Deposits	30,245
Investment in common stock of USCA.PK	86,400
$1,686,051
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$270,665
Accrued liabilities	54,111
Note payable, less discount of $87,024	362,976
Interest payable, other	59,306
Deferred taxes	29,600
Total Current Liabilities	776,658

DEFERRED GAIN	86,400
Total Liabilities	863,058
Commitments, Contingencies and Subsequent Events

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 77,259,409	77,259
Additional paid-in capital	12,245,210
Deficit accumulated during the exploration stage	(11,499,476)
Total Stockholders’ Equity (Deficit)	822,993
$1,686,051

The accompanying notes are an integral part of the consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Period From
			July 26, 2002
			(Inception)
	For the Three Months		Through
	Ended December 31,		December 31,
	2006	2005	2006
REVENUES	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES:
Professional fees	52,901	194,350	3,209,806
Officer compensation expense	126,000	36,000	1,290,034
Administrative consulting fees	30,000	120,000	1,053,875
Management fees, related party	--	--	320,500
Legal and accounting fees	32,246	60,261	776,917
Exploration expenses	138,756	193,194	1,697,575
Other general and administrative	69,769	44,268	641,836
	449,672	648,073	8,990,543
LOSS FROM OPERATIONS	(449,672)	(648,073)	(8,990,543)

OTHER INCOME (EXPENSE):
Interest income	2,896	6,192	33,406
Miscellaneous income	2,148	--	2,148
Interest expense:
Related party	--	--	(28,220)
Other	(12,898)	(141,730)	(340,161)
Accretion of note payable discount	(149,216)	--	(1,022,374)
Costs associated with warrants and options issued	(708,525)	(28,500)	(872,275)
Expenses associated with issuance of debt and
conversion	--	(15,238)	(281,457)
	(865,595)	(179,276)	(2,508,933)
NET LOSS	$(1,315,267)	$(827,349)	$(11,499,476)

Basic and diluted net loss per common
share	$(0.02)	$(0.01)	$(0.20)
Weighted average number of common
shares outstanding	76,406,610	71,556,936	59,517,146

The accompanying notes are an integral part of the consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For The Period July 26, 2002 (Inception) December 31, 2006
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
For The Period July 26, 2002 (Inception) to December 31, 2006
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

EL CAPITAN PRECIOUS METALS, INC. (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) For The Period July 26, 2002 (Inception) to December 31, 2006 (Unaudited)

					Deficit
					Accumulated
				Additional	During the
	Common Stock		Stock	Paid In	Exploration
	Shares	Amount	Subscriptions	Capital	Stage	Total

Subscribed stock issued	200,000	$200	$(50,000)	$49,800	$-	$-

Common stock issued in settlement of
accounts payable in October 2004, at $0.82 per share	20,000	20	-	16,361	-	16,381

Common stock issued for professional in October 2004, at $0.66 per share	106,500	106	-	70,029	-	70,135

Common stock issued for consulting agree- ment in November 2004, $0.60 per share	1,536,859	1,537	-	920,578	-	922,115

Common stock sold in private placement in November 2004 at $0.50 per share	2,110,000	2,110	-	1,052,890	-	1,055,000

Common stock issued in settlement of
Accounts payable in November 2004 at $0.60 per share	25,000	25	-	14,975	-	15,000

Common stock sold in private placement In December 2004 at $0.50 per share	50,000	50	-	24,950	-	25,000

Costs associated with warrants issued	-	-	-	135,000	-	135,000

Costs associated with stock private placement	-	-	-	(19,363)	-	(19,363)

Common stock sold in private placement
in January 2005 at $0.50 per share	265,000	265	-	132,235	-	132,500

Common stock issued for retirement of notes payable and accrued interest in February 2004 at $0.40 per share	432,701	433	-	172,647	-	173,080

Common stock sold in private placement in March 2005 at $0.50 per share	200,000	200	-	99,800	-	100,000

Beneficial conversion of notes payable	-	-	-	21,635	-	21,635

Costs associated with warrants issued	-	-	-	14,000	-	14,000

Discounts associated with issuance of
convertible debt with detachable warrants	-	-	-	113,448	-	113,448

Common stock sold in private placement
May -June 2005 at $0.40 per share	880,000	880	-	351,120	-	352,000

Common stock sold in private placement
In July 2005 at $0.40 per share	360,000	360	-	143,640	-	144,000

Common stock issued for consulting services
In August 2005 at $0.57 per share	8,772	9	-	4,991	-	5,000

Common stock issued for unpaid consulting
through July 2005 at $0.38 per share	544,291	544	-	207,706	-	208,250

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For The Period July 26, 2002 (Inception) to December 31, 2006
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

EL CAPITAN PRECIOUS METALS, INC. (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) For The Period July 26, 2002 (Inception) to December 31, 2006 (Unaudited)

					Deficit
					Accumulated
				Additional	During The
	Common Stock		Stock	Paid-In	Exploration
	Shares	Amount	Subscriptions	Capital	Stage	Total
Common stock sold in private placement
April 2006 at $2.20 per share	136,364	137	-	299,863	-	300,000

Common stock sold by the exercise of options at $0.65 and $0.56 per share	90,000	90	-	53,910	-	54,000

Common stock sold by the exercise of warrants at $0.50 per share	212,500	213	-	106,037	-	106,250

Common stock sold in private placement
September 2006 at $0.50 per share	450,000	450	-	224,550	-	225,000

Stock issued for conversion of convertible note at $0.50 per share	1,100,000	1,100	-	548,900	-	550,000

Provision for deferred tax liability related to the book and tax difference due to debt discount	-	-	-	(80,322)	-	(80,322)

Net loss for year ended September 30, 2006	-	-	-	-	(4,041,802)	(4,041,802)

Balances, September 30, 2006	74,896,909	$74,897	$-	$10,307,075	($10,184,209)	$197,763

Stock issued for conversion of convertible note at $0.50 per share	600,000	600	-	299,400	-	300,000

Common stock sold in private placement
October 2006 at $0.50 per share	50,000	50	-	24,950	-	25,000

Common stock sold by the exercise of warrants at $050 per share	1,712,500	1,712	-	854,538	-	856,250

Cost associated with issuance of warrants and options	-	-	-	708,525	-	708,525

Change in provision for deferred tax liability related to the book and tax difference due to debt discount	-	-	-	50,722	-	50,722

Net loss for the three months ended December 31, 2006	-	-	-	-	(1,315,267	(1,315,267)

Balances, December 31, 2006	77,259,409	$77,259	$-	$12,245,210	$11,499,476	$822,993

The accompanying notes are an integral part of the consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2006 and 2005 and for
the Period from July 26, 2002 (Inception) to December 31, 2006
(Unaudited)

			Period From
			July 26, 2002
			(Inception)
			Through
	Three Months Ended December 31,		December 31,
	2006	2005	2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,315,267)	$(827,349)	$(11,499,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses associated with common stock, warrants and options	708,525	307,386	4,790,579
Net non-cash expense with affiliate	--	7,801	7,801
Beneficial conversion of notes payable	--	--	225,207
Accretion of discount on notes payable	149,217	124,072	1,062,564
Provision for uncollectible related party note receivable Depreciation and amortization	-- 5,392	-- 2,510	62,500 29,204
Changes in operating assets and liabilities:
(Increase) in miscellaneous receivable	--	--	(6,266)
Increase in other prepaid expense	39,264	(128,380)	(55,776)
(Increase) in interest receivable	--		(13,611)
Increase in expense advances to affiliated company	(123,530)	--	(810,327)
Increase in deposits	600	--	(30,245)
Increase (decrease) in accounts payable	(93,052)	(138,119)	265,297
Increase (decrease) in accrued liabilities	(74,757)	(101,509)	166,247
Increase (decrease) in interest payable	(27,316)	(14,538)	59,306
Net Cash Used in Operating Activities	(730,924)	(768,126)	(5,746,996)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mine interest	--	--	(100,000)
Issuance of notes receivable - affiliated parties	--	(149,060)	(249,430)
Payments received on notes receivable	- -	--	66,930
Purchase of furniture and equipment Cash paid in connection with acquisition of DLM Services, Inc.	-- --	(15,146) --	(142,964 (50,000	) )
Net Cash Used in Investing Activities	--	(164,206)	(475,464)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	881,250	673,833	4,162,856
Proceeds from notes payable, related parties	--	--	219,900
Proceeds from notes payable, other	--	750,000	2,322,300
Stock subscription received	--	68,000	--
Costs associated with stock private placement Repayment of notes payable, related parties	- -	-- --	(19,363 (61,900	) )
Repayment of notes payable, other	-	--	(43,874)
Net Cash Provided by Financing Activities	881,250	1,491,833	6,579,919

The accompanying notes are an integral part of the consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2006 and 2005 and for
the Period from July 26, 2002 (Inception) to December 31, 2006
(Unaudited)

			Period From
			July 26, 2002
			(Inception)
			Through
	Three Months Ended December 31,		December 31,
	2006	2005	2006
INCREASE IN CASH	150,326	559,501	357,459

CASH, BEGINNING OF PERIOD	207,133	131,772	--

CASH, ENDING OF PERIOD	$357,459	$691,273	$357,459
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$39,516	$36,671	$188,039

Cash paid for income taxes	$--	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of interest in assets of El Capitan, Ltd.	$--	$-	$8

Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of the COD property (Note 1)	$--	$-	$3,600

Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of the Weaver property	$--	$-	$3,000

Costs associated with warrants/options issued	$708,525	$28,500	$1,129,279

Stock based compensation	$--	$274,136	$3,494,897

Issuance of common stock for financing costs	$--	$4,750	$56,250

Issuance of common stock for interest costs	$--	$--	$62,801

Conversion of accounts payable to equity	$--	$--	$31,381

Conversion of accrued interest to equity	$--	$--	$15,971

Net non-cash advances from affiliate	$--	$(7,801)	$562,990)

Conversion of accrued fees payable for the
issuance of common stock	$--	$--	$112,136

Conversion of notes payable and accrued
interest for issuance of common stock	$300,000	$300,000	$2,045,544

The accompanying notes are an integral part of the consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended December 31, 2006 (Unaudited)

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

Basis of Presentation and Going Concern

The unaudited interim financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB under the Securities Exchange Act of 1934. These statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting or normal recurring accruals) considered for a fair presentation have been included. Operating results for the three-month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ended September 30, 2007. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2006 included in the Company’s Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is an exploration stage company and since its inception has had no revenues and as of December 31, 2006, has incurred recurring losses aggregating $(11,499,476) accumulated during the exploration stage. In addition, the Company does not have a revolving credit facility with any financial institution. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital, negotiating adequate financing arrangements and on achieving sufficiently profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company will continue to pursue its cash requirements over the current fiscal year through a combination of financing activities and prior to cash flow generated through operations. In October 2006, the Company placed a private placement of securities aggregating $25,000 (NOTE 9). During the quarter ended December 31, 2006, warrants were exercised aggregating proceeds of $856,250 to the Company. In November 2006, the debenture holder converted $300,000 of principal into 600,000 shares of common stock, as provided for under the agreement.

During the Company’s current fiscal year, the Company contemplates exercising the call option on various warrants, which, if exercised, would provide the Company significant working capital to continue its exploratory programs. We continually evaluate business opportunities such as joint venture processing agreements with the objective of creating cash flow to sustain the Company and provide a source of funds for growth. There are no assurances of success in this regard or in the Company’s ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If management’s plans are not successful, operations and liquidity may be adversely impacted.

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

NOTE 2 - ACQUISITIONS AND DIVESTITURES

Acquisition of El Capitan Property from Gold and Minerals Company, Inc.

In October 2003, the Company completed the acquisition of a 40% equity interest in El Capitan, Ltd. (“ECL”), an Arizona corporation, which prior to the transaction was wholly-owned subsidiary of Gold and Minerals Company, Inc. (“Minerals”), a Nevada corporation. Minerals is also involved in the exploration and testing of potential mineral properties. Consideration for the acquisition consisted of the issuance of 30,225,000 shares of the Company’s common stock to Minerals (which occurred in November 2002, and which constituted a 77.5% equity ownership in the Company prior to the reverse acquisition) and $100,000 cash, of which $86,000 was paid through September 30, 2003, and $14,000 was paid in October 2003. Minerals retained the remaining 60% ownership in El Capitan, Ltd.

  During the quarter ended December 31, 2005, ECL finalized the purchase of four patented mining claims, constituting approximately 77.5 acres in aggregate, located in Lincoln County, New Mexico, on the property owned by ECL. In consideration for the claims, ECL transferred 2,100,000 shares of the Company’s common stock owned by Minerals. Pursuant to an agreement between ECL and the selling parties, the stock was valued at $0.82 per share, the market value of the stock on November 11, 2005.

Pursuant to an arrangement with Minerals, the Company is obligated to Minerals to pay $688,800 for the purchase of the patented mining claims by ECL. The Company has offset its portion of the purchase price against existing obligations of Minerals due the Company.

The assets of ECL primarily consist of the El Capitan property, an inactive iron and related mineral property located in New Mexico. At September 30, 2006, the property contained four patented claims and 352 unpatented claims encompassing approximately 7,100 acres in the Capitan Mountains in Lincoln County, New Mexico. The property has no proven reserves. The Company did not assume any liabilities or obligations of ECL.

Purchase of Mining Claims from Minerals

In August 2003, the Company acquired from Minerals certain mining claims granted by the United States Bureau of Land Management, buildings and personal property known as the COD property located near Kingman, Arizona. The COD property is an inactive underground mineral property consisting of thirteen mining claims as well as various outbuildings and other associated personal property. In consideration for the purchase, the Company issued 3,600,000 shares of the Company’s common stock to Minerals, having a market value on the date of the transaction of approximately $1,440,000. Because the COD property was acquired from the Company’s then controlling stockholder in exchange for the Company’s common stock, and Minerals had no economic monetary basis in the property, the transaction was accounted for as a non-monetary exchange and the COD property was recorded, in accordance with Generally Accepted Accounting Principles (GAAP), at no value on the Company’s consolidated financial statements.

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

The joint venture provides that the Company explore the COD property as it relates to the tailings and settlement pond and contribute the equipment needed for such exploration, which have not yet begun. US Canadian agreed to contribute 90 days operating capital to provide for at least three workers, fuel, necessary equipment agreed upon by the parties, and equipment repair and maintenance and paid $12,500 in July 2004. Net profits, if any, from the operations tailings and settlement pond operations will be split equally among the Company and US Canadian. This project has been on hold as US Canadian has been focusing on bringing current their SEC filings and to resume trading on the Bulletin Board. In November 23, 2005, our Board of Directors approved an amendment to the joint venture agreement whereas the Company will contribute $50,000 for the completion of the geological field study. As consideration for this advance, the Company will be reimbursed for this advance and any other incurred expenses and all net proceeds, after deducting all incurred costs, are to be split equally with US Canadian. Due to the unknown future status of US Canadian, this field study has not been implemented as of December 31, 2006.

Acquisition of Weaver Mining Claims

In July 2004, we acquired from Minerals the Weaver property located near Congress, Arizona. Consideration for this purchase was 3,000,000 shares of our common stock, which had a market value of $400,000 on the closing date. At the time the Weaver property was acquired from our controlling stockholder in exchange for the Company’s common stock, and Minerals had no economic monetary basis in the property. Accordingly, the transaction was accounted for as a non-monetary exchange and the Weaver property was recorded at no value on the Company’s consolidated financial statements and was done in accordance with current GAAP.

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

Depreciation expense for the three months ended December 31, 2006 and 2005 was $5,392 and $2,510, respectively.

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

At December 31, 2006, potential dilutive securities consisted of (i) stock options representing 1,729,000 common shares outstanding with an exercise price ranging between $0.56 and $1.99 per share and with a weighted average exercise price of $1.01 and (ii) stock warrants representing 7,781,364 common shares outstanding with exercise prices ranging between $0.50 and $2.20 per share, with weighted average exercise price of $0.74 per share and (iii) a convertible note payable of $450,000 representing 900,000 common shares outstanding at a conversion price of $0.50 per share.

At December 31, 2005, potential dilutive securities consisted of (i) stock options representing 1,250,000 common shares outstanding with an exercise price of $0.56 and $0.65 per share, with a weighted average exercise price of $0.57, and (ii) stock warrants representing 7,843,333 common shares with exercise prices ranging between $0.50 and $2.50 per share, with a weighted average exercise price of $0.59 and (iii) a convertible note payable of $750,000 representing 1,500,000 common shares outstanding at a conversion price of $0.50 per share.

Stock-Based Compensation

In December 2004, FASB issued SFAS No. 123(R), “Share-based Payment” (“SFAS No. 123R”) and requires companies to measure all stock compensation awards using a fair value method and recognize the related compensation cost in its financial statements. This statement replaces SFAS No. 123 “Accounting for Stock Based Compensation,” and supersedes ABP Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company’s adopted SFAS 123R, effective the first quarter of fiscal 2007, which requires recognition of compensation expense for all stock option or other equity-based awards that vest or become exercisable after the option’s effective date. on October 1, 2006. The Company elected the modified prospective application transition method of adoption and, as such, prior period financial statements have not been restated. Under this method, the fair value of all stock options granted or modified after adoption must be recognized in the Consolidated Statement of Operations and total compensation cost related to nonvested awards not yet recognized, as determined under the original provisions of SFAS 123, must also be recognized in the Consolidated Statement of Operations as vesting occurs. The Company had no compensation cost relating to unvested portion of awards granted prior to the date of adoption to recognize at the time of adoption.

Prior to October 1, 2006, the Company accounted for share-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and the related interpretations and elected the disclosure options of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition & Disclosure.” SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings (loss) per share in the notes to the financial statements. Accordingly, the Company measured compensation expense for stock options as the excess, if any, of the estimated fair value of the Company’s stock at the date of grant over the excise price.

Under SFAS 123R the Company recognized compensation expense aggregating $708,525, net of taxes, related to employees/director stock options and vesting of stock grants issued in the quarter ended December 31, 2006, The stock-based compensation expense recognized in the Consolidated Statement of Operations for the quarter ending December 31, 2006, is based on options ultimately expected to vest. SFAS 123R required forfeitures to be estimated, if any, at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated. No forfeitures were provided for at the time of grant.

Upon adoption of SFAS 123R, the Company continued to calculate the value of employee stock options, estimated as of the date of grant, utilizing the Black-Scholes option pricing model in accordance with SFAS 123R. The following weighted average fair value of the stock options and warrants granted during the three months ended December 31, 2006 and 2005 was $0.40 per share and $0.19 per share, respectively, using the following weighted average assumption;

	Three Months Ended December 31,
	2006	2005
Risk free interest rate	5.00%	2.25%
Dividend yield	0%	0%
Volatility factor of company’s stock price	112.28%	86.88%
Weighted average expected life of options and warrants	1.2 years	3 years

The following table presents the pro forma information assuming application of SFAS for the three months ended December 31, 2005:

Three Months Ended December 31,
2005

Net (loss), as reported to common shareholders for the prior period (a)	$(827,349)
Add: total stock-based compensation expense included in reported net loss	162,000
Deduct - stock-based compensation expense determined under the fair value method, net of tax effect	(239,118)
Net (loss) available to common shareholders, including
The effect of stock-based compensation	$(904,467)

Basic and diluted (loss) per common share:
As reported for the prior period (a)	$(0.01)

Including the effect of stock-based compensation expense	$(0.01)

(a) Net loss and net loss per share prior to fiscal 2007 did not include stock-based expense for employee’s stock options under SFAS 123 because the company did not adopt the recognition provisions of SFAS 123.

Impairment of Long-Lived Assets

Management assesses the carrying value of long-lived assets for impairment when circumstances indicate such amounts may not be recoverable from future operations. Generally, assets to be held and used are considered impaired if the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. At December 31, 2006 and 2005, long-lived assets were recorded at no value in the consolidated financial statements.

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

Total deferred income liability decreased by $50,722 for the quarter ended December 31, 2006, due to the amortization of the book and tax differences for the debt discount associated with the warrants and beneficial conversion features of the note payable. The effect of this change was credited to additional paid in capital.

There was no current or deferred income tax expense or benefit recognized for the periods ended December 31, 2006 and 2005.

NOTE 4 - INVESTMENTS IN US CANADIAN

On December 31, 2006, the Company owned 2,160,000 shares of U.S. Canadian common stock. The Company valued the shares at $0.04 per share, the market value per unrestricted share at the closing of the market on December 31, 2006, for a value of $86,400. The Company has a continuing involvement related to the COD property and accordingly no gain on the sale is recognized and any future decrease in market value of the securities, the reduction in value will reduce the deferred gain liability account in accordance with current GAAP.

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

Due from Affiliated Company

During the period October 2004 through December 2006, the Company made net payments on behalf of Minerals aggregating to $1,352,664 relating to costs incurred by El Capitan Limited (“ECL”) on the El Capitan property site. Pursuant to a verbal agreement with Minerals effective October 1, 2004, costs incurred by ECL at the El Capitan site are to be split between the companies in accordance with their percentage ownership interest. The Company holds a 40% equity interest in ECL, and Minerals holds the remaining 60% equity interest. Through December 31, 2006, Minerals has reimbursed the Company $1,105,327 of the advanced costs.

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

Consulting Agreements

On September 27, 2005, the Company entered into an agreement with Pavlich Associates (“Pavlich”) which provides for Pavlich to be the primary representative of the Company in the sale of the El Capitan property to all viable third party mineral companies. The agreement provides for consulting time charges, expenses and a success fee based upon the sales price of the El Capitan property. This agreement has been superseded in its entirety by a similar agreement entered into by the Company, Minerals and Pavlich dated June 21, 2006, pursuant to which Minerals became a party. Under the new agreement, Pavlich is entitled to a success fee of one quarter of one percent (0.25%) of the sales price of the property, with a minimum payment of $250,000 and a maximum payment of $3,000,000. Additionally, Pavlich is entitled to a consulting fee of $125 per hour for time consulting with the Company and reimbursement of incurred expenses. Kenneth Pavlich, the founder and principal executive officer of Pavlich, was appointed a director of the Company on November 13, 2006.

NOTE 6 - NOTES PAYABLE OTHER

On October 28, 2005, the Company issued an 8 % secured convertible debenture note for $750,000 to an investment company. The note has a maturity of one and one-half years and contains a conversion feature into common stock at $0.50 per share. The note also provides for a five-year warrant for 500,000 shares of common stock at $0.60 per share and is collateralized by 2,160,000 shares of the US Canadian common stock that the Company owns. The Company also issued a three-year warrant for 225,000 shares of common stock at $0.60 per share as a finder’s fee. In November 2006, the Company issued 600,000 shares of common stock at $0.50 per share for the partial conversion of a $750,000 secured convertible note payable, in the amount of $300,000. The conversion was made pursuant to the terms of conversion of a convertible note payable. At December 31, 2006, the remaining balance of $450,000 on the note has been classified as a current liability as it has a maturity date under twelve months.

The intrinsic value of the beneficial conversion feature of the note was $384,320 and the portion of the proceeds allocated to the warrants issued in connection with the debt amounted to $84,320. Accordingly, $468,640 was recognized as a discount of the convertible debt and an addition to paid-in capital. At December 31, 2006, $381,616 of the discount has been amortized.

NOTE 7 - CONSULTING AGREEMENTS

On August 22, 2005, the Company entered into a formal agreement with Clyde L. Smith, PhD., P. Eng. as consulting geologist to the El Capitan Project. The agreement provides for Smith to continue acting as the Company’s consulting geologist at his regular compensation rate and to receive a success fee of $250,000 for the successful sale of the Project. The agreement was amended on October 25, 2005, to provide Smith with an option for the purchase of 150,000 shares of our common stock at $0.65 per share, the market price on the date of grant. The option was granted under provisions of the Company’s 2005 Stock Incentive Plan and the option expires on October 25, 2006. All options have been exercised prior to the expiration date.

On September 27, 2005, the Company entered into an agreement with Pavlich, which provides for Pavlich to be the primary representative of the Company in the sale of the El Capitan property to all viable third party mineral companies. The agreement provides for consulting time charges, expenses and a success fee based upon the sales price of the El Capitan property. This agreement has been superseded in its entirety by a similar agreement entered into by the Company, Minerals and Pavlich dated June 21, 2006, pursuant to which Minerals became a party. Under the new agreement, Pavlich is entitled to a success fee of one quarter of one percent (0.25%) of the sales price of the property, with a minimum payment of $250,000 and a maximum payment of $3,000,000. Additionally, Pavlich is entitled to a consulting fee of $125 per hour for time consulting with the Company and reimbursement of incurred expenses.

On October 5, 2006, the Board of Directors approved an agreement with Blake Advisors, LLC for investment advisory services for the period of October 5, 2006, through January 5, 2007. Under the terms of the contract, Blake is to be paid $50,000 and 50,000 two year warrants with at an exercise price of $1.31. The warrants do not have registration rights or call rights.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company signed a lease for office space in Scottsdale, Arizona, effective November 1, 2004. The lease has a two-year term and requires monthly payments of $3,845 plus taxes and tenant charges. The Company renewed the lease in October 2006 for an additional two year term and remaining commitments under this lease for the years ended September 30, 2007, 2008 and 2009 are $40,338, $50,442 and $4,217, respectively. Rent expense for the three months ended December 31, 2006 and 2005 was $9,341 and $12,518, respectively.

On August 22, 2005, the Company entered into a formal agreement with Clyde L. Smith, PhD., P. Eng., as consulting geologist to the El Capitan Project. The agreement provides for Smith to continue acting as the Company’s consulting geologist at his regular compensation rate and to receive a success fee of $250,000 for the successful sale of the Project. The agreement was amended on October 25, 2005, to provide Smith with an option for the purchase of 150,000 shares of our common stock at $0.65 per share, the market price on the date of grant. The option was granted under provisions of the Company’s 2005 Stock Incentive Plan and the option expires on October 25, 2006. All options have been exercised prior to the expiration date.

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

 On October 5, 2006, the Board of Directors approved an agreement with Blake Advisors, LLC for investment advisory services for the period of October 5, 2006, through January 5, 2007. Under the terms of the contract, Blake is to be paid $50,000 and 50,000 two year warrants with at an exercise price of $1.31. The warrants do not have registration rights or call rights.

NOTE 9 - STOCKHOLDER’S EQUITY

Issuances of Common Stock, Warrants and Options

Common Stock

On October 4, 2006, the Company issued 50,000 restricted common shares at $0.50 per share to an accredited investor pursuant to a private placement of securities under Section 4(2) and Rule 506 promulgated under the Securities Act, for aggregate cash proceeds of $25,000.

During the quarter ended December 31, 2006, the Company issued 1,712,500 shares of common stock for aggregate cash proceeds of $856,250, to shareholders on the exercise of warrants at $0.50 per share. Additionally, as an inducement to exercise these warrants, the participating warrant holders were issued a two-year warrant to purchase one share of common stock at an exercise price of $1.37 per share for each warrant exercised. The warrants are callable under certain circumstances.

On November 15, 2006, the Company issued 600,000 shares of common stock at $0.50 per share pursuant to the terms of conversion of a convertible note payable for consideration of a principle reduction of $300,000 on a $750,000 convertible note payable.

Warrants

During the quarter ended December 31, 2006, the Company issued 1,712,500 warrants and 3,078,333 warrants were issued for the comparable period in 2005. The following table summarizes of warrant activity for the three months ended December 31, 2006:

	Warrants Outstanding		Warrants Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Balance,September30, 2006	7,781,364	$0.55	7,781,364	$0.55
Granted	1,712,500	$1.37	1,712,500	$1.37
Cancelled	--	--	--	--
Exercised	(1,712,500)	$(0.50)	(1,712,500)	$(0.50)

Balance, December 31, 2006	7,781,364	$0.74	7,781,364	$0.74

Weighted average contractual
life in years	2.1		2.1

Aggregate intrinsic value	$1,932,833		$1,932,833

Options

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

The following table summarizes the option activity for the three months ended December 31, 2006:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Balance, September 30, 2006	1,529,000	$1.01	1,048,000	$1.27
Granted	200,000	$1.02	--	--
Exercised	--	--	--	--

Balance, December 31, 2006	1,729,000	$1.01	1,048,000	$1.27

Weighted average contractual
life in years	6.7		8.58

Aggregate intrinsic value	$306,500		$152,250

The aggregate intrinsic value in the warrant and option tables above represents total pretax intrinsic value (the difference between the Company’s closing stock price on December 31, 2006, and the exercise price, multiplied by the number of in-the-money warrants or options) that would have been received by the warrant or option holders had all warrant or option holders exercised their warrants or options on December 31, 2006. These amounts change based the fair market value of the Company’s stock. The intrinsic value of warrants exercised for the three months ended December 31, 2006, was $599,375. The Company issues new shares of common stock upon the exercise of warrants or options.

At December 31, 2006, 1,953,025 shares were still available for future grants under the Company’s 2005 Stock Incentive Plan.

At December 31, 2006, the Company had $64,200 of unrecognized compensation expense related to options issued that will be recognized over the next six months.

NOTE 10 - SUBSEQUENT EVENTS

In January 2007, the Company issued 162,500 shares of common stock for aggregate cash proceeds of $81,250, to shareholders on the exercise of warrants at $0.50 per share. As an inducement to exercise these warrants, the participating warrant holders were issued a two-year warrant to purchase one share of common stock at an exercise price of $1.37 per share for each warrant exercised. The warrants are callable under certain circumstances.

On January 25, 2007, the Board of Directors of El Capitan Precious Metals, Inc. approved and adopted a bonus program applicable to its officers, directors and to be determined outside consultants upon any sale of the Company’s El Capitan property (the “Bonus Program”). Pursuant to the Bonus Program, the bonus recipients are entitled to receive an aggregate bonus based upon the incremental value received by the Company for the sale of the El Capitan property in excess of $63.1 million, the Company’s market capitalization on January 25, 2007, the date the Bonus Program was effective. The allocation of any such bonus amount amongst the bonus recipients is to be determined by the Company’s compensation committee, with the consultation of the Board. The payment of any bonus under the Bonus Program shall be made in accordance with the Company’s receipt of proceeds from an applicable sale of the El Capitan property.

Item 2 - Management’s Discussion and Analysis and Plan of Operation

THIS FORM 10-QSB MAY CONTAIN CERTAIN “FORWARD-LOOKING” STATEMENTS AS SUCH TERM IS DEFINED BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE COMPANY’S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE COMPANY’S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS “MAY”, “WILL”, “EXPECT”, “BELIEVE”, “ANTICIPATE”, “INTENT”, “COULD”, “ESTIMATE”, “MIGHT”, “PLAN”, “PREDICT” OR “CONTINUE” OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE COMPANY’S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO ACQUISITIONS, GOVERNMENTAL REGULATION, MANAGING AND MAINTAINING GROWTH, THE OPERATIONS OF THE COMPANY AND ITS SUBSIDIARIES, VOLATILITY OF STOCK PRICE AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER COMPANY FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY DOES NOT INTEND TO UNDERTAKE TO UPDATE THE INFORMATION IN THIS FORM 10-QSB IF ANY FORWARD-LOOKING STATEMENT LATER TURNS OUT TO BE INACCURATE. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION PRESENTED IN THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED SEPTEMBER 30, 2006.

RESULTS OF OPERATIONS

Operating Results for the Three Months Ended December 31, 2006 and 2005

Revenues

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until one of our properties is sold. There is no guaranty that we will achieve proven viable precious metals at our various property site locations.

Expenses and Net Loss

Our expenses increased by $487,918, from $827,349 for the three months ended December 31, 2005 to $1,315,267 for the three months ended December 31, 2006. The increase is primarily attributable to increased costs associated with warrants and options granted during the period aggregating $680,025 and the accretion of note payable discounts aggregating $149,216 incurred in the current year period. This increase was offset mainly by decreases in the current period in professional fees of $141,449, exploration expenses aggregating $54,438 and interest expense other of $128,832.

Our total net loss for the three months ended December 31, 2006 increased to $(1,315,267) as compared to a net loss of $(827,349) incurred for the comparable three month period ended December 31, 2005. The increased loss for the current period is attributable to the aforementioned net increased expenses.

PLAN OF OPERATION

Business Strategies

To address the going concern problem addressed in our financial statements, we will require raising additional working capital. We will also require additional working capital funds for continuing payments for necessary corporate personnel, related general and administrative expenses and for the continued implementation of our business strategies.

We can make no assurance, however, that we will be able to have access to the capital markets in the future, or that the financing will be available on terms acceptable to satisfy our cash requirements. Our inability to access various capital markets or acceptable financing could have a material effect on our results of operations, deployment of our business strategies and could severely threaten our ability to operate as a going concern.

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

Liquidity

As of December 31, 2006, we had $357,459 of cash on hand. We will be required to raise additional capital in equity or financing transactions in order to satisfy our expected cash expenditures. At December 31, 2006, based upon our current working capital utilization rate, we have working capital to fund two and a half months of operations.

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

During the three months ended December 31, 2006, in consideration of $25,000, we issued 50,000 restricted common shares to an accredited investor During the period October 1, 2006 and December 31, 2006, we issued 1,712,500 shares of common stock to shareholders upon the exercise of warrants at $0.50 per share for aggregate cash proceeds of $856,250. Additionally, as an inducement to exercise these warrants, we issued the participating warrant holders a two-year warrant to purchase one share of common stock at an exercise price of $1.37 per share for each warrant exercised. The warrants are callable under certain circumstances. During January 2007, under the same terms and conditions, we issued an additional 162,500 shares of common stock to shareholders upon the exercise of warrants at $0.50 per share for aggregate cash proceeds of $81,250.

We also contemplate the exercise of the call options on various outstanding warrants, which if exercised, would provide us significant working capital to continue our exploratory programs. Such warrants are callable at our option if (i) the closing sales price of our common stock is at or above $1.25 per share for a period of ten consecutive days relating to some of the warrants, or $1.99 per share for a period of twenty consecutive days relating to other warrants (each subject to adjustment as appropriate for stock splits, stock dividends, stock combinations, etc.) and (ii) the shares of common stock issuable upon exercise of the warrants are covered under an effective registration statement. In such an event, we must provide thirty days written notice of our exercise of such call right. In the event the warrant holder does not exercise the warrant within such thirty-day time period, the warrants are redeemable by us at a price per warrant share of $.001.

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

Factors Affecting Future Operating Results

We have generated no revenues, other than interest income, since its inception. As a result, we have only a limited operating history upon which to evaluate our future potential performance. Our potential must be considered by evaluation of all risks and difficulties encountered by new companies which have not yet established their business operations.

The price of gold has experienced an increase in value over the past three years. Any significant drop in the price of gold, other precious metals or iron ore prices may have a materially adverse affect on the future results of the our operations unless we are able to offset such a price drop by substantially increased production.

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

Off-Balance Sheet Arrangements

During the quarter ended December 31, 2006, we did not engage in any off balance sheet arrangements as defined in item 303(c) of the SEC’s Regulation S-B.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Note 3, “Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in our Form 10-KSB for the year ended September 30, 2006, describe our significant accounting policies which are reviewed by management on a regular basis.

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

Stock-based compensation; and

Valuation of warrants and options under the Black-Scholes option pricing model.

Item 3 - Controls and Procedures

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures as of December 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

During the quarter ended December 31, 2006, there were no changes in the our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 2 - Changes in Securities

On October 4, 2006, we issued 50,000 restricted common shares at $0.50 per share to an accredited investor pursuant to a private placement of securities under Section 4(2) and Rule 506 promulgated under the Securities Act, for aggregate cash proceeds of $25,000.

During the quarter ended December 31, 2006, we issued 1,712,500 shares of common stock for aggregate cash proceeds of $856,250, to shareholders on the exercise of warrants at $0.50 per share. Additionally, as an inducement to exercise these warrants, the participating warrant holders were issued a two-year warrant to purchase one share of common stock at an exercise price of $1.37 per share for each warrant exercised. The warrants are callable under certain circumstances.

On November 15, 2006, we issued 600,000 shares of common stock at $0.50 per share pursuant to the terms of conversion of a convertible note payable for consideration of a principal reduction of $300,000 on a $750,000 convertible note payable.

On November 13, 2006, Mr. Ken Pavlich was appointed to our Board of Directors and was granted 100,000 options under the 2005 Company’s Stock Incentive Plan at an exercise price of $0.83, the closing price on the date of grant. Fifty percent of the options will vest on January 1, 2007, and the remaining will vest on July 1, 2007.

On December 8, 2006, Mr. Bruce Snyder was appointed to our Board of Directors and was granted 100,000 options under the 2005 Company’s Stock Incentive Plan at an exercise price of $1.20, the closing price on the date of grant. Fifty percent of the options will vest on January 1, 2007, and the remaining will vest on July 1, 2007.

Item 6 - Exhibits

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

Dated: February 14, 2007	EL CAPITAN PRECIOUS METALS, INC.

	By:	/s/ Charles c. Mottley
Charles C. Mottley
President, Chief Executive Officer and Director