Form 10QSB
period 2007-03-31
EL CAPITAN PRECIOUS METALS INC
filed 2007-05-16
CIK 1135202

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For The Quarterly Period Ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________.

Commission File Number 333-56262

EL CAPITAN PRECIOUS METALS, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0482413
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 79,169,409 shares of common stock, par value $0.001, issued and outstanding as of May 3, 2007.

Transitional Small Business Disclosure Format (Check one):      YES ☐     NO ☒

El Capitan Precious Metals, Inc.
Form 10-QSB for the Quarter Ended March 31, 2007

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEET
March 31, 2007
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$118,798
Miscellaneous receivable	6,266
Prepaid expenses	12,760
Due from affiliate company	344,390
Total Current Assets	482,214

FURNITURE AND EQUIPMENT , AT COST	142,964
Less: accumulated depreciation	(34,596)
108,368

OTHER ASSETS:
Investment in exploration property	788,808
Deposits	30,245
Investment in common stock of USCA.PK	86,400
905,453

$1,496,035

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$239,846
Accrued liabilities	88,242
Interest payable, other	64,406
Total Current Liabilities	392,494

DEFERRED GAIN	86,400
Total Liabilities	478,894

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;	-
none issued and outstanding
Common stock, $0.001 par value; 300,000,000 shares authorized;
78,536,909 issued and outstanding	78,537
Additional paid-in capital	13,053,132
Deficit accumulated during the exploration stage	(12,114,528)
Total Stockholders' Equity	1,017,141

$1,496,035

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,		Period From July 26, 2002 (Inception) Through March 31,
	2007	2006	2007	2006	2007

REVENUES	$-	$-	$-	$-	$-
OPERATING EXPENSES:
Professional fees	29,738	127,549	82,639	321,899	3,239,544
Officer compensation	126,000	86,000	252,000	122,000	1,416,034
Administration compensation	30,000	245,000	60,000	365,000	1,083,875
Management fees, related party	-	-	-	-	320,500
Legal and accounting fees	35,572	32,470	67,818	92,731	812,489
Exploration	78,375	254,259	217,131	447,453	1,775,950
Other general and administrative	83,606	91,991	153,375	136,259	725,442
	383,291	837,269	832,963	1,485,342	9,373,834

(LOSS) FROM OPERATIONS	(383,291)	(837,269)	(832,963)	(1,485,342)	(9,373,834)

OTHER INCOME (EXPENSE):
Interest income	1,915	5,410	4,811	11,602	35,321
Miscellaneous income	-	-	2,148	-	2,148
Interest expense:
Related party	-	-	-	-	(28,220)
Other	(5,801)	(66,156)	(18,699)	(83,814)	(345,962)
Accretion of note payable discount	(87,025)	(128,582)	(236,241)	(252,654)	(1,109,399)
Costs associated with warrants and
options issued	(140,850)	(42,750)	(849,375)	(71,250)	(1,013,125)
Expenses associated with issuance of debt
and conversion	-	(113,334)	-	(128,572)	(281,457)
	(231,761)	(345,412)	(1,097,356)	(524,688)	(2,740,694)

NET INCOME (LOSS)	$(615,052)	$(1,182,681)	$(1,930,319)	$(2,010,030)	$(12,114,528)

Basic and Diluted (Loss) Per Common Share	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Basic and Diluted - Weighted Average Number
of Common Shares Outstanding	77,872,826	72,718,038	77,131,662	72,131,107

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For The Six Months Ended March 31, 2007

				Deficit
				Accumulated
			Additional	During The
	Common Stock		Paid-In	Exploration
	Shares	Amount	Capital	Stage	Total

Balances, September 30, 2006	$74,896,909	$74,897	$10,307,075	($10,184,209)	$197,763

Stock issued for conversion of convertible note at $0.50 per share	1,500,000	1,500	748,500	-	750,000

Common stock sold in private placement
October 2006 at $0.50 per share	50,000	50	24,950	-	25,000

Common stock sold by the exercise of warrants at $0.50 per share	2,090,000	2,090	1,042,910	-	1,045,000

Cost associated with issuance of warrants and
options	-	-	849,375	-	849,375

Change in provision for deferred tax liability
relate to the book and tax difference due to debt
discount	-	-	80,322	-	80,322

Net loss for the six months ended March 31, 2007	-	-	-	(1,930,319)	(1,930,319)

Balances, March 31, 2007	78,536,909	$78,537	$13,053,132	$(12,114,528)	$1,017,141

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			July 26, 2002
			(Inception)
			Through
	Six Months Ended March 31,		March 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,930,319)	$(2,010,030)	$(12,114,528)

Adjustments to reconcile net (loss) to
net cash (used in) operating activities:
Costs associated with common stock, options and warrants	849,375	521,250	4,931,429
Beneficial conversion feature of notes payable	-	128,572	225,207
Non-cash expense with affiliate	-	7,801	7,801
Accretion of discount on notes payable	236,241	252,654	1,149,588
Provision for uncollectible note receivable	-		62,500
Depreciation	10,784	5,287	34,596
Changes in operating assets and liabilities:
Advance to officer	-	(1,709)	-
Miscellaneous receivable	-	-	(6,266)
Interest receivable	-	-	(13,611)
Prepaid expenses	82,280	(134,682)	(12,760)
Expense advances on behalf of affiliated company	(220,583)	(229,992)	(907,380)
Deposits	600	500	(30,245)
Accounts payable	(123,871)	(94,752)	234,478
Accrued liabilities	(40,626)	(29,875)	200,378
Interest payable, other	(22,216)	3,398	64,406
Net Cash (Used in) Operations	(1,158,335)	(1,581,578)	(6,174,407)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property interest	-	(149,060)	(100,000)
Purchase of furniture and equipment	-	(63,736)	(142,964)
Issuance of notes receivable	-	-	(249,430)
Payments received on notes receivable	-	-	66,930
Cash paid in connection with acquisition of DLM Services, Inc.	-	-	(50,000)
Net Cash (Used in) Investing Activities	-	(212,796)	(475,464)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	25,000	737,833	3,306,606
Costs associated with the sale of stock	-	(5,368)	(19,363)
Proceeds from notes payable, related parties	-	-	2,322,300
Stock subscriptions received	-	68,000	-
Proceeds from warrant exercise	1,045,000	-	1,045,000
Proceeds from notes payable, other	-	1,300,000	219,900
Repayment of notes payable, related parties	-	-	(61,900)
Repayment of notes payable, other	-	-	(43,874)
Net cash Provided by Financing Activities	1,070,000	2,100,465	6,768,669

NET CHANGE IN CASH AND CASH EQUIVALENTS	(88,335)	306,091	118,798

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	207,133	131,772	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$118,798	$437,863	$118,798

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

			Period From
			July 26, 2002
			(Inception)
			Through
	Six Months Ended March 31,		March 31,
SUPPLEMENTAL CASH FLOW INFORMATION:	2007	2006	2007
Cash paid for interest	$39,517	$81,915	$188,040
Cash paid for income taxes	$50	$-	$50

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Issuance of common stock to Gold & Minerals Company, Inc.
in connection with the purchase of interest of El Capitan, Ltd.	$-	$-	$8

Issuance of common stock to Gold & Minerals Company, Inc.
in connection with the purchase of interest of the COD
property	$-	$-	$3,600

Issuance of common stock to Gold & Minerals Company, Inc.
in connection with the purchase of interest of the Weaver
property	$-	$-	$3,000

Costs associated with warrants and options issued	$-	$71,250	$420,754

Stock based compensation	$-	$450,000	$3,494,897

Issuance of common stock for financing costs	$-	$-	$56,250

Issuance of common stock for interest costs	$-	$-	$62,801

Conversion of accounts payable to equity	$-	$-	$31,381

Conversion of accrued fees payable for the issuance
of common stock	$-	$112,136	$112,136

Conversion of accrued interest to equity	$-	$-	$15,971

Net non-cash advance from affiliated company	$-	$7,801	$562,990

Conversion of notes payable and accrued interest for the
issuance of common stock	$750,000	$600,000	$2,495,544

Conversion of accrued fees payable for the issuance of common stock	$-	$112,136	$-

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of El Capitan Precious Metals, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in El Capital Precious Metals, Inc.'s Annual Report for the fiscal year ended September 30, 2006 on Form 10-KSB filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2006 as reported in the form 10−KSB have been omitted.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is an exploration stage company and since its inception has had no revenues and as of March 31, 2007, has incurred recurring losses aggregating $(12,114,528) accumulated during the exploration stage. In addition, the Company does not have a revolving credit facility with any financial institution. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital, negotiating adequate financing arrangements and on achieving sufficiently profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - DUE FROM AFFILIATES

During the period October 2004 through March 2007, the Company made net payments on behalf of Gold & Minerals Co., Inc. (“Minerals”). aggregating to $1,086,927 relating to costs incurred by El Capitan Limited (“ECL”) on the El Capitan property site. Pursuant to a verbal agreement with Minerals effective October 1, 2004, costs incurred by ECL at the El Capitan site are to be split between the companies in accordance with their percentage ownership interest in ECL, of which the Company holds a 40% equity interest and Minerals holds the remaining 60% equity interest. Through March 31, 2007, Minerals has reimbursed the Company $742,538 of the advanced costs.

NOTE 4 - NOTES PAYABLE OTHER

On October 28, 2005, the Company issued an 8% secured convertible debenture note for $750,000 to an investment company. The note has a maturity of one and one-half years and contains a conversion feature into common stock at $0.50 per share. The note also provided for a five-year warrant for 500,000 shares of common stock at $0.60 per share and is collateralized by 2,160,000 shares of the US Canadian common stock that the Company owns. The Company also issued a three-year warrant for 225,000 shares of common stock at $0.60 per share as a finder’s fee. In November 2006, the Company issued 600,000 shares of common stock at $0.50 per share for the partial conversion of $300,000. In February 2007, the Company issued 900,000 shares of common stock at $0.50 per share for the remaining conversion of $450,000. The conversions were made pursuant to the terms of the convertible note payable.

The intrinsic value of the beneficial conversion feature of the note was $384,320 and the portion of the proceeds allocated to the warrants issued in connection with the debt amounted to $84,320. Accordingly, $468,640 was recognized as a discount of the convertible debt and an addition to paid-in capital. At March 31, 2007, the discount had fully been amortized.

NOTE 5 - STOCKHOLDER’S EQUITY

Issuances of Common Stock, Warrants and Options

Common Stock

On October 4, 2006, the Company issued 50,000 restricted common shares at $0.50 per share to an accredited investor pursuant to a private placement for $25,000.

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

During the quarter ended March 31, 2007, the Company issued 377,500 shares of common stock for aggregate cash proceeds of $188,750, to shareholders on the exercise of warrants at $0.50 per share. Additionally, as an inducement to exercise these warrants, the participating warrant holders were issued a two-year warrant to purchase one share of common stock at an exercise price of $1.37 per share for each warrant exercised. The warrants are callable under certain circumstances.

On February 21, 2007, the Company issued 900,000 shares of common stock at $0.50 per share in payment of $450,000 on the $750,000 convertible note payable.

Warrants

During the six months ended March 31, 2007, the Company issued 2,140,000 warrants and 3,475,000 warrants were issued for the comparable period in 2006. The following table summarizes warrant activity for the six months ended March 31, 2007:

	Warrants Outstanding		Warrants Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, September30, 2006	7,781,364	$0.55	7,781,364	$0.55
Granted	2,140,000	$1.37	2,140,000	$1.37
Cancelled	--	--	--	--
Exercised	(2,090,000)	$(0.50)	(2,090,000)	$(0.50)

Balance, March 31, 2007	7,831,364	$0.79	7,831,364	$0.79

Weighted average contractual
life in years	1.9		1.9

Aggregate intrinsic value	$816,058		$816,058

Options

On November 13, 2006, Mr. Ken Pavlich was appointed to the Company’s Board of Directors and was granted 100,000 options under the Company’s 2005 Stock Incentive Plan at an exercise price of $0.83, the closing price on the date of grant. Fifty percent of the options will vest on January 1, 2007, and the remaining will vest on July 1, 2007.

On December 8, 2006, Mr. Bruce Snyder was appointed to the Company’s Board of Directors and was granted 100,000 options under the Company’s 2005 Stock Incentive Plan at an exercise price of $1.20, the closing price on the date of grant. Fifty percent of the options will vest on January 1, 2007, and the remaining will vest on July 1, 2007.

The following table summarizes the option activity for the six months ended March 31, 2007:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, September 30, 2006	$1,529,000	$1.01	1,004,000	$1.24
Vested	--		625,000	$0.63
Granted	200,000	$1.02	--	--
Exercised	--	--	--	--
Balance, March 31, 2007	1,729,000	$1.01	1,629,000	$1.01

Weighted average contractual
life in years	6.5		6.3

Aggregate intrinsic value	$115,500		$115,500

The aggregate intrinsic value in the warrant and option tables above represents total pretax intrinsic value (the difference between the Company’s closing stock price on March 31, 2007, and the exercise price, multiplied by the number of in-the-money warrants or options) that would have been received by the warrant or option holders had all warrant or option holders exercised their warrants or options on March 31, 2007. These amounts change based on the fair market value of the Company’s stock. The intrinsic value of warrants exercised for the six months ended March 31, 2007, was $355,300. The Company issues new shares of common stock upon the exercise of warrants or options.

At March 31, 2007, 1,953,025 shares were still available for future grants under the Company’s 2005 Stock Incentive Plan.

At March 31, 2007, the Company had $32,100 of unrecognized compensation expense related to options issued that will be recognized over the next six months.

NOTE 6 - SUBSEQUENT EVENTS

In April 2007, the Company received cash proceeds of $34,000, towards the exercise of 136,000 warrants at $0.50 per share. The transaction will be completed in May 2007. As an inducement to exercise these warrants, the participating warrant holder will be issued a two-year warrant to purchase one share of common stock at an exercise price of $1.37 per share for each warrant exercised. The warrants are callable under certain circumstances.

On May 11, 2007, the Company received $80,000 from Gold & Minerals Co., Inc. for payment on the amounts advanced on their behalf on the El Capitan project.

On April 6, 2007, Mr. Charles Mottley, the Company’s Chief Executive Officer and President, informed the Board of his resignation from the offices of Chief Executive Officer and President of the Company effective April 6, 2007. Mr. Mottley will remain the Chairman of the Board of Directors (the "Board"). The Company appointed Kenneth Pavlich as Chief Executive Officer and President effective upon Mr. Mottley’s resignation. Mr. Pavlich has served as a member of the Board since November 2006, and will continue to serve on the Board. Since 2002, Mr. Pavlich has been the founding and principal officer of Pavlich Associates, which provides consulting services to precious metal, base metal and industrial mineral companies, including the Company.

The Board further approved the issuance of, and the Company issued to Mr. Pavlich on such date, 250,000 shares of the Company’s common stock in payment of Mr. Pavlich’s compensation for the remainder of calendar year 2007, valued on the date of grant at $0.70 per share. Additionally, on April 6, 2007, Mr. Pavlich was granted an option to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $0.70 per share, the fair market value of the Company’s stock on the date of grant. The Option shall vest in five equal amounts of 500,000 shares upon the initial occurrence of each of the certain events as detailed in his employment agreement.

The term of the agreement is for two years, with automatic one-year extensions unless either party provides 30 days notice of termination to the other prior to the expiration of the initial term or an extension thereof. Commencing January 1, 2008, and for the remainder of the term of the agreement, Mr. Pavlich will be entitled to a base salary consisting of 25,000 shares of common stock per month, provided the fair market value of the shares issued per month shall not exceed $100,000 based on the value of the average of the daily closing prices of the Company’s common stock during the month of service. Additionally, upon the completion of a sale or other transaction of the Company’s El Capitan property, Mr. Pavlich will be entitled to bonus compensation equal to 0.5% of value received by the Company (and its shareholders, if applicable) in such transaction; provided that, the Company’s consummation of a merger or other consolidation with Gold and Minerals Co., Inc. shall not constitute a transaction whereby the bonus compensation shall apply.

Effective April 15, 2007, James Ricketts resigned from the Board and from his position as secretary of the Company. Effective on the same date, L. Ron Perkins also resigned from the Board and from his position as Vice President of Administration, Marketing and Communication.

On April 16, 2007, the Company terminated the two Houlihan Lockey Howard & Zurkin contracts dated January 12, 2006, and the associated contract between Blake Capital, Houlihan Lockey Howard & Zurkin, and the Company dated May 2006.

Effective May 7, 2007, Stephen J. Antol resigned as the Company’s Chief Financial Officer. Mr. Antol will continue to provide services to the Company in various capacities until May 15, 2007. The Company has agreed to issue Mr. Antol, each month for a period of twelve months, shares of the Company’s common stock with a fair market value equal to $10,000, as determined by the average daily closing price of the Company’s common stock during the month prior to such issuance, in consideration of his prior service and standard release of claims.

Effective May 7, 2007, the Company appointed R. William Wilson as its Chief Financial Officer. Mr. Wilson has served as a director of the Company since February 2005. On May 4, 2007, the Company entered into an employment agreement with Mr. Wilson relating to his service as Chief Financial Officer. Pursuant to the agreement, Mr. Wilson is entitled to a monthly base salary of (i) $10,000 and (ii) the issuance of 7,000 shares of the Company’s common stock; provided that the aggregate value of the base salary for any month shall not exceed $38,000, of which the value of the shares of common stock issued shall be determined by based on the value of the average of the daily closing prices of the Company’s common stock during the month of service. Additionally, the Agreement provided for the issuance to Mr. Wilson of a stock option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.50, the closing price of the Company’s common stock on May 7, 2007, the date on which Mr. Wilson commenced employment. The option shall vest in five equal amounts of 200,000 shares upon the initial occurrence of certain provisions in the Agreement.

The term of the agreement is for two years, with automatic one-year extensions unless either party provides 30 days notice of termination to the other prior to the expiration of the initial term or an extension thereof. Additionally, upon the completion of a sale or other transaction of the Company’s El Capitan property, Mr. Wilson will be entitled to bonus compensation equal to 0.3% of value received by the Company (and its shareholders, if applicable) in such transaction; provided that, the Company’s consummation of a merger or other consolidation with Gold and Minerals Co., Inc. shall not constitute a transaction whereby the bonus compensation shall apply.

Item 2 - Management’s Discussion and Analysis and Plan of Operation

THIS FORM 10-QSB MAY CONTAIN CERTAIN “FORWARD-LOOKING” STATEMENTS AS SUCH TERM IS DEFINED BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE COMPANY’S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE COMPANY’S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS “MAY”, “EXPECT”, “BELIEVE”, “ANTICIPATE”, “INTENT”, “COULD”, “ESTIMATE”, “MIGHT”, “PLAN”, “PREDICT” OR “CONTINUE” OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE COMPANY’S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO ACQUISITIONS, GOVERNMENTAL REGULATION, MANAGING AND MAINTAINING GROWTH, THE OPERATIONS OF THE COMPANY AND ITS SUBSIDIARIES, VOLATILITY OF STOCK PRICE AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER COMPANY FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY DOES NOT INTEND TO UNDERTAKE TO UPDATE THE INFORMATION IN THIS FORM 10-QSB IF ANY FORWARD-LOOKING STATEMENT LATER TURNS OUT TO BE INACCURATE. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION PRESENTED IN THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED SEPTEMBER 30, 2006.

RESULTS OF OPERATIONS

Operating Results for the Three Months Ended March 31, 2007 and 2006

Revenues

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until one of our properties is sold. There is no guaranty that we will achieve proven viable precious metals at our various property site locations.

Expenses and Net Loss

Our expenses decreased by $567,629, from $1,182,681 for the three months ended March 31, 2006, to $615,052 for the three months ended March 31, 2007. The decrease is primarily attributable to decreased costs associated with the issuance of debt and conversion aggregating $113,334, a decrease in officer and administration compensation of $175,000, a reduction in professional fees aggregating $97,811, and reduced exploration costs of $175,884 which was attributable to the termination of research on the proprietary process for the extraction of precious metal and reduced costs incurred on the El Capitan project.

Our total net loss for the three months ended March 31, 2007 decreased to $(615,052) as compared to a net loss of $(1,182,681) incurred for the comparable three-month period ended March 31, 2006. The decreased in loss for the current period is attributable to the aforementioned decreases in expenses.

Operating Results for the Six Months Ended March 31, 2007 and 2006

Revenues

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until one of our properties is sold. There is no guaranty that we will achieve proven viable precious metals at our various property site locations.

Expenses and Net Loss

Our expenses decreased by $79,711, from $2,010,030 for the six months ended March 31, 2006, to $1,930,319 for the six months ended March 31, 2007. The decrease is primarily attributable to decreased costs associated with the issuance of debt and conversion aggregating $128,572, a decrease in officer and administration compensation of $175,000, a reduction in professional fees aggregating $239,260, a reduction in interest expense of $65,115 and reduced exploration costs of $230,322 which was attributable to the termination of research on the proprietary process for the extraction of precious metal and reduced costs incurred on the El Capitan project. These decreases were offset by increased non-cash costs associated with the issuance of warrants and options of $778,125.

Our total net loss for the six months ended March 31, 2007 decreased to $(1,930,319) as compared to a net loss of $(2,010,030) incurred for the comparable six-month period ended March 31, 2006. The decrease in loss for the current period is attributable to the aforementioned decreases in expenses.

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

During the next twelve months, we will concentrate on raising the necessary working capital through equity financing and an acceptable debt facility to insure our ability to implement our business strategies. To the extent that additional capital is raised through the sale of equity or equity related securities, the issuance of such securities would result in dilution of our current shareholders.

We will continue to prove up our various properties and finalize the formal report on the El Capitan property site with the intent to formalize and implement the marketing plan for the sale of this site.

Liquidity

As of March 31, 2007, we had $118,798 of cash on hand. We will be required to raise additional capital in equity or financing transactions in order to satisfy our expected cash expenditures. At March 31, 2007, based upon our current working capital utilization rate, we have working capital to fund one and a half months of operations.

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

During the six months ended March 31, 2006, in consideration of $25,000, we issued 50,000 restricted common shares to an accredited investor. During the period October 1, 2006, through February 21, 2007, we issued 2,090,000 shares of common stock to shareholders upon the exercise of warrants at $0.50 per share for aggregate cash proceeds of $1,045,000. Additionally, as an inducement to exercise these warrants, we issued the participating warrant holders a two-year warrant to purchase one share of common stock at an exercise price of $1.37 per share for each warrant exercised. The warrants are callable under certain circumstances. During April 2007, under the same terms and conditions, we received a $34,000 payment towards a warrant exercise for 136,000 shares of common stock to at $0.50 per share and the balance of the exercise amount will be completed in May 2007.

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

On May 11, 2007, Minerals made a payment of $80,000 on its obligation for costs advanced by us on their behalf on the El Capitan project. At March 31, 2007, we had advances aggregating $344,390 due from Minerals.

On April 6, 2007, Mr. Charles Mottley, the Company’s Chief Executive Officer and President, informed the Board of his resignation from the offices of Chief Executive Officer and President of the Company effective April 6, 2007. Mr. Mottley will remain the Chairman of the Board. The Company appointed Kenneth Pavlich as Chief Executive Officer and President effective upon Mr. Mottley’s resignation. Mr. Pavlich has served as a member of the Board since November 2006, and will continue to serve on the Board. Since 2002, Mr. Pavlich has been the founding and principal officer of Pavlich Associates, which provides consulting services to precious metal, base metal and industrial mineral companies, including the Company.

The Board further approved the issuance of, and the Company issued to Mr. Pavlich on such date, 250,000 shares of the Company’s common stock in payment of Mr. Pavlich’s compensation for the remainder of calendar year 2007, valued on the date of grant at $0.70 per share. Additionally, on April 6, 2007, Mr. Pavlich was granted an option to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $0.70 per share, the fair market value of the Company’s stock on the date of grant. The option shall vest in five equal amounts of 500,000 shares upon the initial occurrence of each of the events as detailed in his employment agreement.

On April 30, 2007, we entered into an employment agreement with Kenneth P. Pavlich, our President and Chief Executive Officer. The term of the agreement is for two years, with automatic one-year extensions unless either party provides 30 days notice of termination to the other prior to the expiration of the initial term or an extension thereof. Commencing January 1, 2008 and for the remainder of the term of the agreement, Mr. Pavlich will be entitled to a base salary consisting of 25,000 shares of common stock per month, provided the fair market value of the shares issued per month shall not exceed $100,000 based on the value of the average of the daily closing prices of the Company’s common stock during the month of service. Additionally, upon the completion of a sale or other transaction of the Company’s El Capitan property, Mr. Pavlich will be entitled to bonus compensation equal to 0.5% of value received by the Company (and its shareholders, if applicable) in such transaction; provided that, the Company’s consummation of a merger or other consolidation with Gold and Minerals Co., Inc. shall not constitute a transaction whereby the bonus compensation shall apply.

Effective April 15, 2007, James Ricketts resigned from the Board and from his position as secretary of the Company. Effective on the same date, L. Ron Perkins also resigned from the Board and from his position as Vice President of Administration, Marketing and Communication.

The resignation of the three aforementioned officers will decrease the monthly cash burn rate by approximately $35,500.

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

Factors Affecting Future Operating Results

We have generated no revenues, other than interest income, since inception. As a result, we have only a limited operating history upon which to evaluate our future potential performance. Our potential must be considered by evaluation of all risks and difficulties encountered by new companies which have not yet established their business operations.

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

Off-Balance Sheet Arrangements

During the quarter ended March 31, 2007, we did not engage in any off balance sheet arrangements as defined in item 303(c) of the SEC’s Regulation S-B.

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

Item 3 - Controls and Procedures

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures as of March 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2007, there were no changes in the our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 2 - Changes in Securities

On February 21, 2007, we issued 900,000 shares of common stock at $0.50 per share pursuant to the terms of conversion of a convertible note payable for consideration of a principal reduction of $450,000 on a $750,000 convertible note payable.

During the quarter ended March 31, 2007, we issued 377,500 shares of common stock for aggregate cash proceeds of $188,750, to shareholders on the exercise of warrants at $0.50 per share. Additionally, as an inducement to exercise these warrants, the participating warrant holders were issued a two-year warrant to purchase one share of common stock at an exercise price of $1.37 per share for each warrant exercised. The warrants are callable under certain circumstances.

Item 6 - Exhibits

(a) Exhibits

10.1	Summary of terms of Bonus Program adopted January 25, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 31, 2007)

31.1	Certification of Kenneth P. Pavlich pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of R. William Wilson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Kenneth P. Pavlich pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of R. William Wilson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EL CAPITAN PRECIOUS METALS, INC.

Date: May 15, 2007	By:	/s/ Kenneth P. Pavlich
Kenneth P. Pavlich
President, Chief Executive Officer and Director

Date: May 15, 2007	By:	/s/ R. William Wilson
R. William Wilson
Chief Financial Officer