Form 10QSB
period 2007-06-30
EL CAPITAN PRECIOUS METALS INC
filed 2007-08-20
CIK 1135202

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2007

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

1325 Airmotive Way, Suite 276
Reno, NV 89502
(Address of Principal Executive Offices)

775-786-6444
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 79,455,203 shares of common stock, par value $0.001, issued and outstanding as of August 9, 2007.

Transitional Small Business Disclosure Format (Check one):      YES ☐     NO ☒

El Capitan Precious Metals, Inc.
Form 10-QSB for the Quarter Ended June 30, 2007

Table of Contents

		Page

PART I	Financial Information	1

Item 1.	Financial Statements	1
	Consolidated Balance Sheet as of June 30, 2007 (Unaudited)	1
	Consolidated Statements of Expenses for the three and nine months ended
	June 30, 2007 and 2006 and from July 26, 2002 (Inception)
	to June 30, 2007 (Unaudited)	2
	Consolidated Statements of Stockholders’ Deficit from September 30, 2006
	to June 30, 2007 (Unaudited)	3
	Consolidated Statements of Cash Flows for the nine months ended
	June 30, 2007 and 2006 and from July 26, 2002 (Inception)
	to June 30, 2007 (Unaudited)	4
	Notes to the Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis and Plan of Operations	11

Item 3.	Controls and Procedures	15

PART II	Other Information	16

Item 2.	Unregistered Sales of Equity	16

Item 6.	Exhibits	16

SIGNATURES		17

CERTIFICATIONS

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEET
June 30, 2007
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$70,822
Advances to employees	40,640
Prepaid expenses	62,686
Due from affiliate company	150,015
Total Current Assets	324,163

FURNITURE AND EQUIPMENT, NET	94,146
OTHER ASSETS:
Investment in exploration property	788,808
Deposits	31,108

$1,238,225

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$295,582
Accounts payable - related party	15,334
Accrued liabilities	58,944
Interest payable, other	64,406
Note payable	42,379
Total Current Liabilities	476,645

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;	-
none issued and outstanding
Common stock, $0.001 par value; 300,000,000 shares authorized;
79,317,617 issued and outstanding	79,318
Additional paid-in capital	14,214,335
Deficit accumulated during the exploration stage	(13,532,073)
Total Stockholders' Equity	761,580

$1,238,225

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES
(Unaudited)

					Period From
					July 26, 2002
					(Inception)
					Through
	Three Months Ended June 30,		Nine Months Ended June 30,		June 30,
	2007	2006	2007	2006	2007

OPERATING EXPENSES:
Professional fees	$18,770	$34,312	$101,409	$356,211	$3,258,314
Officer compensation	529,324	36,000	781,342	158,000	1,945,358
Administration compensation	-	120,000	60,000	485,000	1,083,875
Management fees, related party	-	-	-	-	320,500
Legal and accounting fees	41,664	71,053	109,482	163,784	854,153
Exploration	59,295	243,768	276,426	691,221	1,835,245
Other general and administrative	767,981	52,136	1,770,713	259,645	2,506,548

LOSS FROM OPERATIONS	(1,417,034)	(557,269)	(3,099,372)	(2,113,861)	(11,803,993)

OTHER INCOME (EXPENSE):
Interest income	250	2,541	5,061	14,143	35,571
Miscellaneous income	-	-	2,148	-	2,148
Interest expense:
Related party	-	-	-	-	(28,220)
Other	(761)	(65,299)	(19,460)	(149,113)	(346,723)
Accretion of note payable discount	-	(145,194)	(236,241)	(397,848)	(1,109,399)
Expenses associated with issuance of debt
and conversion	-	(49,824)	-	(178,396)	(281,457)

NET LOSS	$(1,417,545)	$(815,045)	$(3,347,864)	$(2,825,075)	$(13,532,073)

Basic and Diluted Loss Per Common Share	$(0.02)	$(0.01)	$(0.04)	$(0.04)

Basic and Diluted - Weighted Average Number
of Common Shares Outstanding	79,181,419	73,070,873	77,812,553	72,445,608

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For The Nine Months Ended June 30, 2007

				Deficit
				Accumulated
			Additional	During The
	Common Stock		Paid-In	Exploration
	Shares	Amount	Capital	Stage	Total
Balances, September 30, 2006	74,896,909	$74,897	$10,307,075	($10,184,209)	$197,763

Stock issued for conversion of convertible note at $0.50 per share	1,500,000	1,500	748,500	-	750,000

Common stock sold in private placement October 2006 at $0.50 per share	50,000	50	24,950	-	25,000

Common stock sold by the exercise of warrants at $0.50 per share	2,090,000	2,090	1,042,910	-	1,045,000

Common stock issued for compensation April 2007 @ $.070 per share	250,000	250	174,750		175,000

Common stock issued for exercise of warrants in April 2007 @ $.050 per share	68,000	68	33,932		34,000

Common stock issued for severance in April 2007 @ $0.70 per share	375,000	375	262,125		262,500

Common stock issued for consulting in April 2007 @ $0.70 per share	15,000	15	10,485		10,500

Common stock issued for compensation May 2007 @ $0.57 per share	7,500	8	4,267		4,275

Common stock issued for severance June 2007 @ $0.54 per share	37,038	37	19,963		20,000

Common stock issued for compensation June 2007 @ $0.54 per share	28,170	28	15,184		15,212

Cost associated with issuance of warrants and options	-	-	1,489,872	-	1,489,872

Change in provision for deferred tax liability related to the book and tax difference due to debt discount	-	-	80,322	-	80,322

Net loss for the nine months ended June 30, 2007	-	-	-	(3,347,864)	(3,347,864)

Balances, June 30, 2007	79,317,617	$79,318	$14,214,335	$(13,532,073)	$761,580

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			27-Jul-02
			(Inception)
			Through
	Nine Months Ended June 30,		June 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,347,864)	$(2,825,075)	$(13,532,073)
Adjustments to reconcile net loss to
net cash used in operating activities:
Costs associated with common stock, options and warrants	1,489,872	521,250	5,571,926
Non-cash expense with affiliate	-	7,801	7,801
Shares issued for services	487,487	-	487,487
Loss on conversion of debt	-	128,572	225,207
Accretion of discount on notes payable	236,241	397,848	1,149,588
Loss on sale of fixed assets	9,903	-	9,903
Provision for uncollectible note receivable	-		62,500
Depreciation	16,490	11,522	40,302
Changes in operating assets and liabilities:
Advance to officer	-	1,064	-
Employee advances	(31,983)	-	(38,249)
Interest receivable	-	-	(13,611)
Prepaid expenses	32,354	(124,901)	(62,686)
Expense advances on behalf of affiliated company	(26,208)	(398,296)	(713,005)
Deposits	(263)	-	(31,108)
Accounts payable	(68,133)	(6,386)	290,216
Accounts payable - related party	15,334	-	15,334
Accrued liabilities	(69,924)	(15,733)	171,080
Interest payable, other	(22,216)	3,398	64,406
Net Cash Used in Operations	(1,278,910)	(2,298,936)	(6,294,982)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property interest	-	(149,060)	(100,000)
Purchase of furniture and equipment	(3,780)	(73,863)	(146,744)
Issuance of notes receivable	-	-	(249,430)
Payments received on notes receivable	-	-	66,930
Cash paid in connection with acquisition of DLM Services, Inc.	-	-	(50,000)
Net Cash Used in Investing Activities	(3,780)	(222,923)	(479,244)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	25,000	1,091,833	3,306,606
Costs associated with the sale of stock	-	(5,368)	(19,363)
Proceeds from notes payable, related parties	-	-	219,900
Stock subscriptions received	-	68,000	-
Proceeds from warrant exercises	1,079,000	-	1,079,000
Proceeds from notes payable, other	54,529	1,300,000	2,376,829
Repayment of notes payable, related parties	-	-	(61,900)
Repayment of notes payable, other	(12,150)	-	(56,024)
Net cash Provided by Financing Activities	1,146,379	2,454,465	6,845,048

NET CHANGE IN CASH AND CASH EQUIVALENTS	(136,311)	(67,394)	70,822

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	207,133	131,772	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$70,822	$64,378	$70,822

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

			Period From
			July 26, 2002
			(Inception)
			Through
	Nine Months Ended June 30,		June 30,
SUPPLEMENTAL CASH FLOW INFORMATION:	2007	2006	2007
Cash paid for interest	$-	$130,508	$188,040
Cash paid for income taxes	100	-	100

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Issuance of common stock to Gold & Minerals Company, Inc.
in connection with the purchase of interest of El Capitan, Ltd.	$-	$-	$8
Issuance of common stock to Gold & Minerals Company, Inc.
in connection with the purchase of interest of the COD
property	-	-	3,600
Issuance of common stock to Gold & Minerals Company, Inc.
in connection with the purchase of interest of the Weaver
property	-	-	3,000
Conversion of accounts payable to equity	-	-	31,381
Conversion of accrued interest to equity	-	-	15,971
Non-cash advance from affiliated company	-	(711,865)	562,990
Non-cash offsets to affiliate		719,666	719,666
Conversion of notes payable and accrued interest for the
issuance of common stock	750,000	600,000	2,495,544
Conversion of accrued fees payable for the issuance
of common stock	-		112,136

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming El Capitan will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. El Capitan is an exploration stage company and since its inception has had no revenues and through June 30, 2007, has incurred recurring losses aggregating $13,532,073 during the exploration stage. In addition, El Capitan does not have a revolving credit facility with any financial institution. These factors raise substantial doubt about El Capitan’s ability to continue as a going concern. The ability of El Capitan to continue as a going concern is dependent on raising additional capital, negotiating adequate financing arrangements and on achieving sufficiently profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should El Capitan be unable to continue as a going concern.

NOTE 3 - DUE FROM AFFILIATES

During the period October 2004 through June 2007, El Capitan made net payments on behalf of Gold & Minerals Co., Inc. (“Minerals”) aggregating to $1,192,553 relating to costs incurred by El Capitan Limited (“ECL”) on the El Capitan property site. Pursuant to a verbal agreement with Minerals effective October 1, 2004, costs incurred by ECL at the El Capitan site are to be split between the companies in accordance with their percentage ownership interest in ECL, of which El Capitan holds a 40% equity interest, and Minerals holds the remaining 60% equity interest. Through June 30, 2007, Minerals has reimbursed El Capitan $1,042,538 of the advanced costs leaving a balance due to El Capitan of $150,015.

NOTE 4 - NOTES PAYABLE OTHER

On October 28, 2005, El Capitan issued an 8% secured convertible debenture note for $750,000 to an investment company. The note has a maturity of one and one-half years and contains a conversion feature into common stock at $0.50 per share. The note also provided for a five-year warrant for 500,000 shares of common stock at $0.60 per share and is collateralized by 2,160,000 shares of the US Canadian common stock that El Capitan owns. El Capitan also issued a three-year warrant for 225,000 shares of common stock at $0.60 per share as a finder’s fee. In November 2006, El Capitan issued 600,000 shares of common stock at $0.50 per share for the partial conversion of $300,000. In February 2007, El Capitan issued 900,000 shares of common stock at $0.50 per share for the remaining conversion of $450,000. The conversions were made pursuant to the terms of the convertible note payable.

The intrinsic value of the beneficial conversion feature of the note was $384,320 and the portion of the proceeds allocated to the warrants issued in connection with the debt amounted to $84,320. Accordingly, $468,640 was recognized as a discount of the convertible debt and an addition to paid-in capital. At June 30, 2007, the discount had fully been amortized.

NOTE 5 - STOCKHOLDER’S EQUITY

Issuances of Common Stock, Warrants and Options

Common Stock

On October 4, 2006, El Capitan issued 50,000 restricted common shares at $0.50 per share to an accredited investor pursuant to a private placement for $25,000.

During the quarter ended December 31, 2006, El Capitan issued 1,712,500 shares of common stock for aggregate cash proceeds of $856,250, to shareholders on the exercise of warrants at $0.50 per share. Additionally, as an inducement to exercise these warrants, the participating warrant holders were issued a two-year warrant to purchase one share of common stock at an exercise price of $1.37 per share for each warrant exercised. The warrants are callable under certain circumstances.

On November 15, 2006, El Capitan issued 600,000 shares of common stock at $0.50 per share pursuant to the terms of conversion of a convertible note payable for consideration of a principal reduction of $300,000 on a $750,000 convertible note payable.

During the quarter ended March 31, 2007, El Capitan issued 377,500 shares of common stock for aggregate cash proceeds of $188,750 to shareholders on the exercise of warrants at $0.50 per share. Additionally, as an inducement to exercise these warrants, the participating warrant holders were issued a two-year warrant to purchase one share of common stock at an exercise price of $1.37 per share for each warrant exercised. The warrants are callable under certain circumstances.

On February 21, 2007, El Capitan issued 900,000 shares of common stock at $0.50 per share in payment of $450,000 on the $750,000 convertible note payable.

On April 6, 2007, El Capitan issued 250,000 shares of common stock at $0.70 per share in payment of El Capitan’s Chief Executive Officer’s compensation for the remainder of the calendar year 2007.

On April 6, 2007 El Capitan issued 175,000 shares of common stock at $0.70 per share in payment of severance to a Vice President of El Capitan who had resigned.

On April 6, 2007 El Capitan issued 200,000 shares of common stock at $0.70 per share in payment of severance to a Vice President of El Capitan who had resigned.

On April 6, 2007 El Capitan issued 15,000 shares of common stock at $0.70 per share in consideration of services rendered to El Capitan’s board of directors by a board member.

On April 20, 2007 El Capitan issued 68,000 shares of common stock for aggregate cash proceeds of $34,000, to a shareholder on the exercise of a warrant at $0.50 per share.

During the quarter ended June 30, 2007, El Capitan issued 37,038 shares of common stock at $0.54 per share in payment of monthly severance obligations to two former employees.

During the quarter ended June 30, 2007, El Capitan issued 7,500 shares of common stock at $0.57 per share and 28,170 shares of common stock at $0.54 per share pursuant to employment agreements with El Capitan’s Chairman and Chief Financial Officer.

Warrants

During the nine months ended June 30, 2007, El Capitan issued 2,140,000 warrants. The following table summarizes warrant activity for the nine months ended June 30, 2007:

	Warrants Outstanding		Warrants Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, September30, 2006	7,781,364	$0.55	7,781,364	$0.55
Granted	2,140,000	1.37	2,140,000	1.37
Cancelled	—	—	—	—
Exercised	(2,158,000)	(0.50)	(2,158,000)	(0.50)

Balance, June 30, 2007	7,763,364	0.79	7,763,364	0.79

Weighted average contractual
life in years	1.9		1.9

Aggregate intrinsic value	$816,058		$816,058

Options

On November 13, 2006, Mr. Kenneth P. Pavlich was appointed to El Capitan’s Board of Directors and was granted 100,000 options under El Capitan’s 2005 Stock Incentive Plan at an exercise price of $0.83, the closing price on the date of grant. Fifty percent of the options vested on January 1, 2007, and the remaining vested on July 1, 2007. Total option expense related to this award was $63,000 with $63,000 expensed through June 30, 2007 and $0 to be expensed in future periods.

On December 8, 2006, Mr. Bruce F. Snyder was appointed to El Capitan’s Board of Directors and was granted 100,000 options under El Capitan’s 2005 Stock Incentive Plan at an exercise price of $1.20, the closing price on the date of grant. Fifty percent of the options vested on January 1, 2007, and the remaining vested on July 1, 2007. Total option expense related to this award was $91,000 with $91,000 expensed through June 30, 2007 and $0 to be expensed in future periods.

On April 6, 2007, Mr. Kenneth P. Pavlich was appointed as El Capitan’s Chief Executive Officer and President and was granted an option to purchase 2,500,000 shares of El Capitan’s common stock at an exercise price of $0.70 per share, the closing price on the date of the grant. The option shall vest in five equal amounts of 500,000 shares upon the initial occurrence of each of the certain events detailed in his employment agreement. Total option expense related to this award was $1,537,970 with $351,170 expensed through June 30, 2007 and $1,186,800 to be expensed in future periods.

On April 6, 2007, Mr. James G. Ricketts was granted an option to purchase 250,000 shares of El Capitan’s common stock at an exercise price of $0.70 per share, the closing price on the date of the grant. The option was granted pursuant to his resignation as an officer and director of El Capitan. The option vested immediately. Total option expense related to this award was $99,043 with $99,043 expensed through June 30, 2007 and $0 to be expensed in future periods.

On April 6, 2007, Mr. L. Ronald Perkins was granted an option to purchase 200,000 shares of El Capitan’s common stock at an exercise price of $0.70 per share, the closing price on the date of the grant. The option was granted pursuant to his resignation as an officer and director of El Capitan. The option vests immediately. Total option expense related to this award was $79,234 with $79,234 expensed through June 30, 2007 and $0 to be expensed in future periods.

On May 7, 2007, Mr. R. William Wilson was appointed as El Capitan’s Chief Financial Officer was granted an option to purchase 1,000,000 shares of El Capitan’s common stock at an exercise price of $0.50 per share, the closing price on the date of the grant. The option shall vest in five equal amounts of 200,000 shares upon the initial occurrence of each of the certain events detailed in his employment agreement. Total option expense related to this award was $437,879 with $76,910 expensed through June 30, 2007 and $360,969 to be expensed in future periods.

On June 11, 2007, each of El Capitan’s four directors was granted an option to purchase 50,000 shares of El Capitan’s common stock at an exercise price of $041 per share, the closing price on the date of the grant. Fifty percent of the options will vest on January 1, 2008, and the remaining will vest on January 1, 2009. Total aggregate option expense related to these awards was $48,960 with $2,040 expensed through June 30, 2007 and $46,920 to be expensed in future periods.

The following table summarizes the option activity for the nine months ended June 30, 2007:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, September 30, 2006	1,529,000	$1.01	1,004,000	$1.24
Vested	—		625,000	0.63
Granted	4,350,000	1.02	—	—
Exercised	—	—	—	—
Balance, June 30, 2007	5,879,000	1.01	1,629,000	1.01

Weighted average contractual
life in years	6.5		6.3

Aggregate intrinsic value	$115,500		$115,500

The aggregate intrinsic value in the warrant and option tables above represents total pretax intrinsic value (the difference between El Capitan’s closing stock price on June 30, 2007, and the exercise price, multiplied by the number of in-the-money warrants or options) that would have been received by the warrant or option holders had all warrant or option holders exercised their warrants or options on June 30 2007. These amounts change based on the fair market value of El Capitan’s stock. The intrinsic value of warrants exercised for the nine months ended June 30, 2007, was $(172,640). El Capitan issues new shares of common stock upon the exercise of warrants or options.

At June 30, 2007, 1,240,317 shares were still available for future grants under El Capitan’s 2005 Stock Incentive Plan.

At June 30, 2007, El Capitan had $1,594,689 of unrecognized compensation expense related to options issued that will be recognized over the next eighteen months.

NOTE 6 - SUBSEQUENT EVENTS

Since June 30, 2007 El Capitan received $65,000 from Gold & Minerals Co., Inc. for payment on the amounts advanced on their behalf for the El Capitan project.

On July 9, 2007 El Capitan issued 4,684 shares of common stock at $2.37 per share in settlement of a March 2006 agreement to provide El Capitan with web site services.

Subsequent to June 30, 2007, El Capitan issued 47,620 shares of common stock at $0.42 per share and 48,782 shares of common stock at $0.41 per share in payment of monthly severance obligations to two former employees.

Subsequent to June 30, 2007, El Capitan issued 22,000 shares of common stock at $0.42 per share and 14,500 shares of common stock at $0.41 per share pursuant to employment agreements with El Capitan’s Chairman and Chief Financial Officer.

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

RESULTS OF OPERATIONS

Operating Results for the Three Months Ended June 30, 2007 and 2006

Revenues

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until one of our properties is sold. There is no guaranty that we will achieve proven viable precious metals at our various property site locations.

Expenses and Net Loss

Our expenses increased by $602,500 from $812,045 for the three months ended June 30, 2006, to $1,417,545 for the three months ended June 30, 2007. The decrease is primarily attributable to an increase in general and administrative costs of $715,845 due to changes in the calculation and recognition of option and warrant expenses, decreased costs associated with the issuance of debt and conversion aggregating $195,018, an increase in officer and administration compensation of $373,324 which is attributable to prepayment of the CEO’s calendar 2007 compensation and non-recurring severance costs, a reduction in professional fees aggregating $44,931 a reduction in interest and other expense of $62,247 and reduced exploration costs of $184,473 which was attributable to the termination of research on the proprietary process for the extraction of precious metal and reduced costs incurred on the El Capitan project.

Our total net loss for the three months ended June 30, 2007 increased to $1,417,545 as compared to a net loss of $815,045 incurred for the comparable three-month period ended June 30, 2006. The increase in loss for the current period is attributable to the aforementioned increases in expenses.

Operating Results for the Nine Months Ended June 30, 2007 and 2006

Revenues

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until one of our properties is sold. There is no guaranty that we will achieve proven viable precious metals at our various property site locations.

Expenses and Net Loss

Our expenses increased by $524,937 from $2,825,075 for the nine months ended June 30, 2006, to $3,347,864 for the nine months ended June 30, 2007. The increase is primarily attributable to increased general and administrative costs associated with changes aggregating $1,511,068 in the calculation and recognition of option and warrant expenses, a increase in officer and administration compensation of $198,342 which is attributable to a the prepayment of the CEO’s salary for calendar 2007 and the conversion of staff consultants to employees in fiscal 2007 and due to non-recurring severance costs, a reduction in professional fees aggregating $309,104, a reduction in interest and other expense of $122,719, decreased costs associated with the issuance of debt and conversion aggregating $340,003, and reduced exploration costs of $414,795 which was attributable to the termination of research on the proprietary process for the extraction of precious metal and reduced costs incurred on the El Capitan project.

Our total net loss for the nine months ended June 30, 2007 increased to $3,347,864 as compared to a net loss of $2,825,075 incurred for the comparable nine-month period ended June 30, 2006. The increase in loss for the current period is attributable to the aforementioned increases in expenses.

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

We will continue to develop the El Capitan deposit with the intent to formalize and implement the marketing plan for the sale of this site.

On July 19, 2007 the Company announced that it had submitted a Plan of Operation for continued exploration on a 2,000 acre parcel within its 7,000 acre El Capitan claim block near Capitan, New Mexico. The existing 6.1 million gold-equivalent ounce Measured Resource (Canadian National Instrument 43-101 standard) is contained within a 200 acre parcel of this defined exploration zone. Previous exploration efforts have focused on private, patented land and nearby federal claims. However, the unconventional permitting approach used in those efforts severely limited the opportunity for exploration expansion of the deposit, and ultimately curtailed exploration activity since May 2006.

In order to insure timely and appropriate permitting, the company has hired an experienced, New Mexico headquartered, environmental services firm, GL Environmental, to manage this effort. When the permit is granted, it will provide the opportunity for a professional and methodical investigation into the additional geologic potential of this portion of the Company’s holdings, without the requirement to undergo further time-consuming permitting efforts. The area being permitted will allow access to a number of high-potential targets identified through previous surface sampling and remote sensing efforts, as well as to the prospective area to the west of the existing deposit, which remains open to geologic resource extension. This U.S. Forest Service permitting effort, governed by the National Environmental Policy Act (NEPA) of 1972, is a robust process that will take a minimum of four months, as prescribed by regulations. However, the typical process generally takes somewhat longer than the prescribed time frame, and is dependent upon a number of factors outside of our control, including, without limitation, governmental approvals, licensing and permitting, as well as potential opposition by third parties. Consequently, exploration activity is not likely to resume until 2008. Concurrently, GL Environmental will submit an permit application with the New Mexico Mining & Minerals Division. Both permits must be approved prior to the commencement of drilling activity.

On August 8, 2007 the Company announced that it had agreed to merger terms with Gold and Minerals Company, Inc. (G&M) subject to appropriate due diligence and shareholder approval. ECPN will exchange 118.965 million shares of common stock for 100% of G&M’s outstanding common stock. When combined with ECPN’s 79.310 million outstanding shares, the merged company will have 198.275 million outstanding shares of common stock. The final number of shares in the exchange will be subject to adjustment for working capital at the time of the merger. The primary asset of G&M is a 60% ownership in EL Capitan Limited, the company that holds the El Capitan deposit and its related assets. ECPN currently controls the remaining 40% of El Capitan Limited. The consummation of the merger generally, and at the terms referenced above specifically, is subject to a number of conditions, including, without limitation, the negotiation and completion of a definitive merger agreement, satisfaction of due diligence by the parties, shareholder approval of G&M, completion and effectiveness of a registration statement, and other standard conditions in similar transactions. The companies expect to complete the merger prior to year-end.

Additional Information About the Merger and Where to Find It

An offer of securities in the United States pursuant to a business combination transaction will only be made through a prospectus which is part of an effective registration statement filed with the Securities and Exchange Commission (the “SEC”). In connection with the proposed merger of ECPN and G&M, ECPN will file a registration statement on Form S-4, which will constitute a proxy statement of G&M that also constitutes a prospectus of ECPN, and other documents with the SEC. Such registration statement, however, is not currently available. SHAREHOLDERS ARE URGED TO READ THE DEFINITIVE REGISTRATION STATEMENT ON FORM S-4 AND OTHER RELEVANT DOCUMENTS FILED OR THAT WILL BE FILED WITH THE SEC, INCLUDING THE PROXY STATEMENT/PROSPECTUS THAT WILL BE PART OF THE DEFINITIVE REGISTRATION STATEMENT ON FORM S-4, WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT ECPN, G&M AND THE PROPOSED MERGER. Once filed, shareholders and investors will be able to obtain these documents, as well as other filings containing information about ECPN and G&M, without charge at the SEC’s website (http://www.sec.gov). Copies of filings made by ECPN will also be available, without charge, once they are filed with the SEC by directing a request to ECPN’s Investor Relations at (775) 201-0168 or info@ElCapitanPMi.com.

Liquidity

As of June 30, 2007, we had $70,822 of cash on hand. We will be required to raise additional capital in equity or financing transactions in order to satisfy our expected cash expenditures. At June 30, 2007, based upon our current cash utilization rate, we have cash to fund three months of operations.

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

During the period October 1, 2006, through February 21, 2007, we issued 2,090,000 shares of common stock to shareholders upon the exercise of warrants at $0.50 per share for aggregate cash proceeds of $1,045,000. Additionally, as an inducement to exercise these warrants, we issued the participating warrant holders a two-year warrant to purchase one share of common stock at an exercise price of $1.37 per share for each warrant exercised. The warrants are callable under certain circumstances. During April 2007, under the same terms and conditions, we received a $34,000 payment towards a warrant exercise for 68,000 shares of common stock to at $0.50 per share.

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

Since June 30, 2007, Gold and Minerals Co., Inc. has made payments of $65,000 on its obligation for costs advanced by us on their behalf on the El Capitan project. At June 30, 2007, we had advances aggregating $150,015 due from Gold and Minerals Co., Inc.

In April 2007 three officers of the Company resigned their positions. The resignation of the three aforementioned officers has decreased the monthly cash burn rate by approximately $35,500.

Additionally, we continually evaluate business opportunities such as joint venture processing agreements with the objective of creating cash flow to sustain the corporation and provide a source of funds for growth and continued development of the El Capitan project. There are no assurances of success in our ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If management’s plans are not successful, operations and liquidity may be adversely impacted. In the event that we are unable to obtain additional working capital, we may be forced to reduce our operating expenditures or to cease development and operations altogether.

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

We have no proven or probable reserves and have no ability to currently measure or prove our reserves other then relying on information produced by the government in the 1940’s on the El Capitan mine site in New Mexico. We are currently having geological work performed at this site and having an economically feasible precious metals recovery process developed by an outside metallurgical firm for the ore at this site.

Off-Balance Sheet Arrangements

During the quarter ended June 30, 2007, we did not engage in any off balance sheet arrangements as defined in item 303(c) of the SEC’s Regulation S-B.

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

Item 3 - Controls and Procedures

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures as of June 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, because of certain adjustments required by our auditors, predominantly in the area of equity. Specifically, our independent auditors identified deficiencies in our internal controls and disclosure controls related to the expected term and expense recognition components included in the calculation of the expense pertaining to warrants and options. Appropriate adjustments have been recorded and disclosed in our Interim Report on Form 10-QSB. We are in the process of improving our internal controls in an effort to remediate these deficiencies. Our Chief Financial Officer has implemented revisions and instituted certain checks and balances to our accounting system. Additionally, he has addressed tighter controls over all aspects of financial reporting. We are continuing our efforts to enhance, improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

During the quarter ended June 30, 2007, there were no changes in the our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 2 - Changes in Securities

During the quarter ended June 30, 2007, we issued 68,000 shares of common stock for aggregate cash proceeds of $34,000 to a shareholder on the exercise of warrants at $0.50 per share. Additionally, as an inducement to exercise these warrants, the participating warrant holders were issued a two-year warrant to purchase one share of common stock at an exercise price of $1.37 per share for each warrant exercised. The warrants are callable under certain circumstances.

Item 6 - Exhibits

(a) Exhibits

10.1	2005 Stock Incentive Plan (as amended to April 12, 2007)

10.2	Employment Agreement dated April 30, 2007 with Kenneth P. Pavlich (as incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2007)

10.3	Employment Agreement dated May 4, 2007 with R. William Wilson (as incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2007)

31.1	Certification of Kenneth P. Pavlich pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of R. William Wilson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Kenneth P. Pavlich pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of R. William Wilson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 20, 2007	EL CAPITAN PRECIOUS METALS, INC.

	By:	/s/ Kenneth P. Pavlich
Kenneth P. Pavlich
President, Chief Executive Officer and Director

Dated: August 20, 2007	By:	/s/ R. William Wilson
R. William Wilson
Chief Financial Officer