Form 10KSB
period 2007-09-30
EL CAPITAN PRECIOUS METALS INC
filed 2007-12-31
CIK 1135202

lol
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2007

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

Issuer’s telephone number, including area code: (775) 786-6444

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

The aggregate market value of the issuer’s voting stock held as of December 21, 2007, by non-affiliates of the issuer was approximately $32,245,835  based on the closing market price of the Registrant’s common stock of $0.40 as reported on the OTC Bulletin Board.

As of December 21, 2007, issuer had 80,614,587 shares of its $.001 par value common stock issued and outstanding.

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business History

El Capitan Precious Metals, Inc. (hereinafter, the “Company,” “we” and “our” refer to El Capitan Precious Metals, Inc.) is a precious minerals company based in Reno, Nevada. We are an exploration stage company that owns interests in several properties located in the southwestern United States. We are principally engaged in the exploration of precious metals and other minerals. Our primary asset is a 40% equity interest in El Capitan, Ltd., an Arizona corporation which holds an interest in the El Capitan property located near Capitan, New Mexico. Additionally, our assets include interests in the COD property located near Kingman, Arizona and the Weaver property located near Congress, Arizona. There is no assurance that a commercially viable mineral deposit exists on any of our properties. Additional exploration will be required before a final evaluation can be made as to the economic and legal feasibility of any particular property. To date, we have not had any revenue producing operations.

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

After the transaction with ECPN, our primary asset was a 40% equity interest in El Capitan, Ltd., an Arizona corporation which owns the El Capitan deposit, an inactive iron and related ore mine located in New Mexico, including certain assets used to explore the property. The El Capitan property at the time of this transaction contained four patented claims and three unpatented claims on approximately 200 acres in the Capitan Mountains in Lincoln County, New Mexico. The remaining 60% equity interest in El Capitan, Ltd. is held by Gold and Minerals.

In August 2003, we acquired from Gold and Minerals certain assets known as the COD property located near Kingman, Arizona. The assets we obtained included thirteen mining claims granted by the United States Bureau of Land Management (the “BLM”), a building and personal property. In consideration for the purchase, we issued 3,600,000 shares of our Common Stock to Gold and Minerals, holding a market value at that time of approximately $1,440,000. Because the COD property was acquired from our then controlling stockholder, who had no monetary economic basis in the property, in exchange for our Common Stock, the transaction was accounted for as a non-monetary exchange and the COD property was recorded at no value on our financial statements. Contemporaneously with the purchase of the COD property, we entered into a management consulting agreement with Mr. Larry Lozensky, the President of Gold and Minerals, pursuant to which Mr. Lozensky agreed to continue to manage the COD property until December 31, 2004, in exchange for a management consulting fee of $20,000 per month and the issuance to Mr. Lozensky of 600,000 shares of our Common Stock. Under the management consulting agreement, we obtained the right to pay the management consulting fee to Mr. Lozensky in the form of our Common Stock. From the expiration of the management consulting agreement on December 31, 2004, through March 31, 2005, Mr. Lozensky continued to manage the COD property on behalf of the Company on a month-to-month basis for a management consulting fee of $10,000 per month. Since March 31, 2005, Mr. Lozensky has continued to provide management services for the COD property without compensation from us.

In May 2004, we executed a joint venture agreement (the “Joint Venture”) with U.S. Canadian Minerals, Inc. (“U.S. Canadian”), a publicly-traded Nevada company, to explore and utilize the COD property, including the recovery of any gold and silver from the tailings of the COD Mine. The Joint Venture is to exist under the name “CanEl” until May 2020, unless terminated earlier pursuant to the terms of the Joint Venture. Under terms of the Joint Venture Agreement, we were required to transfer to U.S. Canadian an 80% interest in the COD mine in exchange for 720,000 restricted shares of U.S. Canadian common stock. Pursuant to a stock split effected by U.S. Canadian, we subsequently held 2,160,000 shares of the U.S. Canadian stock. On the date of the original transaction, shares of unrestricted freely trading U.S. Canadian common stock traded at $2.85 per share, or, adjusted for the split, at $0.95 per share. At September 30, 2006, 2,160,000 of these shares were utilized as collateral for a convertible promissory note issued by us in the aggregate amount of $750,000. During the fiscal year ended September 30, 2007 the note was converted in full to the Company’s Common Stock. As of October 9, 2007 U.S. Canadian announced a 50 to 1 reverse split of its common stock which will reduce the number of shares held to 432,000.

The U.S. Canadian common stock was restricted with respect to sale until May 2005. U.S. Canadian’s common stock is currently traded on the Pink Sheets, its most recent SEC filings have not been reviewed by an independent registered public accounting firm, and it faced a SEC imposed temporary trading suspension in October of 2004, which has since expired. We also have continuing involvement (as discussed below) related to the COD property. Based on these factors, no gain on the sale was recorded and we ascribed a value of $2,052,000 to the common stock received at September 30, 2004, the value on the date of the transaction, and recorded a deferred gain on the sale of an asset and is classified as a long term liability. Because these securities have no readily ascertainable value on a securities exchange or over-the-counter market, we have determined that the accounting prescribed for equity securities in Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities does not apply. Changes in market value of these securities are accounted for as an adjustment to the carrying value of the securities with a corresponding adjustment to the carrying value of the deferred gain liability account. The transaction was recorded in accordance with current Generally Accepted Accounting Principles (“GAAP”). As at September 30, 2007 we have ascribed a zero value to these shares due to market conditions with a corresponding adjustment to the carrying value of the deferred gain liability account.

Under the Joint Venture, we are to explore the COD site and contribute the equipment as required. U.S. Canadian contributed 90 days operating capital, which provided for three workers, fuel, necessary equipment, and equipment repair and maintenance. The parties have also agreed to share the costs and expenses of the property in accordance with their profit participation in the property. Net profits, if any, from the tailings and settlement pond will be split equally among us and U.S. Canadian, and U.S. Canadian shall retain 100% of any other profit. Currently this project is on hold as U.S. Canadian is continuing to focus on bringing current their SEC filings, and, accordingly, no exploratory work has been performed as to determine the extent, if any, of potential minerals in the tailings.

In November 2005, our Board of Directors approved an amendment to the Joint Venture Agreement whereby we will contribute $50,000 for the completion of the geological field study. As consideration for this advance, we will be reimbursed for this advance and any other incurred expenses, and all net proceeds from the sale of the site, after deducting all incurred costs, are to be split equally with U.S. Canadian. Due to the unknown future status of U.S. Canadian, this field study has not been implemented as of September 30, 2007.

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

On August 8, 2007, the Company announced that it had entered into a letter of intent relating to merger terms with Gold and Minerals Company, Inc. (G&M) subject to appropriate due diligence and shareholder approval. Under the terms contemplated ECPN will exchange 118.965 million shares of common stock for 100% of G&M’s outstanding common stock. When combined with ECPN’s 79.310 million then outstanding shares, the merged company would have 198.275 million outstanding shares of common stock. The final number of shares in the exchange will be subject to adjustment for working capital at the time of the merger. The primary asset of G&M is a 60% ownership in El Capitan, Limited, the company that holds the El Capitan deposit and its related assets. ECPN currently controls the remaining 40% of El Capitan, Limited. The consummation of the merger generally, and at the terms referenced above specifically, is subject to a number of conditions, including, without limitation, the negotiation and completion of a definitive merger agreement, satisfaction of due diligence by the parties, shareholder approval of G&M, completion and effectiveness of a registration statement, and other standard conditions in similar transactions. The companies expect to complete the merger in the first half of 2008.

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

We are concentrating on the exploration of the El Capitan property. After completing further testing to determine the existence and concentration of precious metals or other minerals at this property site, and if the results of such testing are positive, we anticipate formalizing plans for the development of the asset by either selling to or joint venturing with a major mining company.

In prior years we had also worked on a proprietary process for the extraction of precious metals from various property interests. We determined in November 2006 to terminate this project.

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

High, low and average London afternoon fix prices for gold, silver and platinum for the period from January 1, 2007 to September 30, 2007 and for the years ended December 31, 2006, 2005 and 2004 are as follows:

Gold - London Afternoon Fix Prices - US Dollars

Period	High	Low	Average
For the nine months ended September 30, 2007	$743.00	$608.40	$665.58
For the year ended December 31, 2006	725.00	524.75	603.46
For the year ended December 31, 2005	536.50	411.10	444.45
For the year ended December 31, 2004	454.20	375.00	409.16
Data Source: Kitco

Silver - London Afternoon Fix Prices - US Dollars

Period	High	Low	Average
For the nine months ended September 30, 2007	$14.58	$11.67	$13.10
For the year ended December 31, 2006	14.94	8.83	11.55
For the year ended December 31, 2005	9.23	6.39	7.31
For the year ended December 31, 2004	8.29	5.50	6.66
Data Source: Kitco

Platinum - London Afternoon Fix Prices - US Dollars

Period	High	Low	Average
For the nine months ended September 30, 2007	$1,377.00	$1,118.00	$1,256.35
For the year ended December 31, 2006	1,355.00	982.00	1,142.31
For the year ended December 31, 2005	1,012.00	841.00	896.16
For the year ended December 31, 2004	936.00	767.00	845.58
Data Source: Kitco

Should we be successful in our exploration and locate gold or other precious metals, our ability to sell or develop any of our properties would be highly dependent upon the price of these precious metals, the market for which can be highly volatile. There is no assurance that should any of the properties be successfully explored, we will generate significant revenue from the sale of any precious metals or sale of a property.

Competition

The mining industry has historically been highly competitive. It is dominated by multi-billion dollar, multi-national companies that possess resources exponentially greater than ours. Additionally, due to our limited resources, we do not intend to develop any of our properties on our own, but rather to only perform exploration on our properties with the anticipation of selling or developing through an appropriate joint venture any properties in which our exploration proves successful. Given our size and financial condition, there is no assurance we can compete with any larger companies for the acquisition of additional potential mineral properties.

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

To the extent we intend to take action on a property that is more than “casual use,” which generally includes activities that cause only negligible disturbance to the land (this would not generally include drilling or operating earthmoving equipment on the property), we are required to prepare and file with the BLM either a notice of operation or plan of operation identifying the activity we intend to take on the property, including a plan of reclamation indicating how we intend to return the land to its prior state upon completion of our activities. For each claim that we file a notice or plan of operations, we are required to pay a one-time reclamation bond to the BLM to be used toward restoration of the property upon completion of our activities. The amount of the reclamation bond is determined by the BLM based upon the scope of the activity described in the notice or plan of operation, and will thus vary with each property. We filed an original plan of operation on the El Capitan property. We were required to pay a reclamation bond of $15,000 in connection with that plan of operation, and upon payment were issued a notice to proceed from the BLM. This allowed us to proceed with our current plan of operation on up to 5 acres. On March 30, 2007 the New Mexico Energy, Minerals and Natural Resources Department issued a Cessation Order due to un-permitted exploration activities. On September 17, 2007 the New Mexico Energy, Minerals and Natural Resources Department issued their Completion of Abatement Steps for Cessation Order confirming that the abatement steps required under the original order had been completed. In September 2007 a new plan of operations was submitted to the applicable regulatory agencies including the U.S. Forest Service to encompass approximately 2,000 acres of exploration. The approval process allows for public review and comment and is not expected to be completed until the second half of calendar 2008.

The cost of obtaining a similar notice to proceed on our other properties, or for future plans of operation on the El Capitan property, will be determined by these government agencies and be dependent upon the scope of the related activity, and we are thus unable at this time to estimate the total cost of such permits.

Although there is no guarantee that the regulatory agencies will approve, in a timely manner, if at all, the necessary permits for our current and anticipated explorations, we have no reason to believe at this time that we will not obtain the necessary permits in due course.

Employees

We currently have two employees, both of whom are full-time. Both of these employees also serve as directors of the Company. Our non-employee directors devote only such time to our business as is necessary to our conduct of administrative operations. Additionally, we use consultants for the testing and exploration and development of property claims. As administrative requirements expand, we anticipate hiring additional employees, and utilizing a combination of employees and consultants as necessary to conduct of these activities.

Available Information

We are a Nevada corporation with our principal offices at 1325 Airmotive Way, Suite 276, Reno, Nevada. Our telephone number is (775) 786-6444. Our website address is www.elcapitanpmi.com.

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

The El Capitan property is owned by El Capitan, Ltd., an Arizona corporation. In 2002, in consideration of $100,000 and 77.5% of our issued and outstanding shares (at which time we were a private Delaware corporation), we acquired a 40% equity interest in El Capitan, Ltd. from Gold and Minerals, which holds the other 60% equity interest.   The property consists of four patented and nine BLM lode claims; a mineral deposit is covered by these claims. The lode claims known as Mineral Survey Numbers 1440, 1441, 1442 and 1443 were each located in 1902 and patented in 1911. During October and November 2005, we staked and claimed on property surrounding the El Capitan site located in Lincoln County, New Mexico. This increased the total claimed area to approximately 10,000 acres in November 2005. The additional staking and claiming around our original site was done upon recommendations from our consulting geologist to ensure protection of El Capitan, Ltd.’s interests. In August 2006, we reduced the number of claims to approximately 7,400 acres based upon geological work completed during the year and recommendations by our consulting geologist.

On January 1, 2006, El Capitan, Ltd. finalized the purchase of the four patented mining claims on the property, which constitute approximately 77.5 acres in the aggregate. In consideration for the claims, El Capitan, Ltd. transferred to the selling parties 2,100,000 shares of our Common Stock owned by Gold and Minerals. Pursuant to an agreement between El Capitan, Ltd. and Thelma Bouldin, DMR Resources, Mike Dunn, Kingfisher Resources, Inc., M.A.R.S. Inc., Stephanie Malone, Don Rodolph, Mike Rodolph, Norbert Rother and Steven Rother, all of whom were selling parties, the stock was valued at an aggregate of $1,722,000, or $0.82 per share, the market value of our stock on November 11, 2005. Pursuant to an arrangement with Gold and Minerals, as of October 1, 2004 ECPN is obligated to pay 40% of the expenses of El Capitan, Ltd. (in proportion with its equity ownership interest of El Capitan, Ltd.), and thus was obligated to pay Gold and Minerals $688,800 for the purchase of the patented mining claims by ECL. This arrangement also provided that, as of October 1, 2004 ECPN had primary responsibility for the management of the development of the El Capitan deposit. During the first quarter of fiscal year 2006, we offset our portion of the purchase price against existing obligations of Gold and Minerals to us in the aggregate amount of $612,416 relating to past expenditures relating to El Capitan, Ltd. that were paid by us. At September 30, 2007, Gold and Minerals owed us a net amount of $72,270.

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

To our knowledge, prior to its acquisition by El Capitan, Ltd., the property was last active in 1988. The property was previously drilled as an iron (Fe) resource by the U.S. Bureau of Mines in 1944 and 1948. From 1961 to 1988, to our knowledge, an estimated 250,000 tons of iron ore were produced on the property. Prior to December 2004, there had not been any significant exploration completed on the property. There had only been shallow drilling of the upper magnetite horizon, which was completed by the U.S. Bureau of Mines in 1944 and 1948, and additionally performed by El Capitan, Ltd. in 2002. Additionally, there was geologic mapping of the property at a scale of 1:3,600 by Kelley in 1952. In addition to its annual maintenance filings and payment of an annual maintenance fee to the BLM for the claims ($125 per year) and of bulk fuel and water well permits ($5 each per year), El Capitan, Ltd. has filed a plan of operation to conduct drilling and other exploratory work on up to 5 acres on the El Capitan site. Upon payment of a reclamation bond of $15,000 to cover anticipate costs associated with reclamation of the property, El Capitan Ltd. received from the BLM a Minimal Impact Existing Mining Operation Permit enabling it to proceed with its exploratory programs. On March 30, 2007 the New Mexico Energy, Minerals and Natural Resources Department issued a Cessation Order due to un-permitted exploration activities. On September 17, 2007 the New Mexico Energy, Minerals and Natural Resources Department issued their Completion of Abatement Steps for Cessation Order confirming that the abatement steps required under the original order had been completed. In September 2007 a new plan of operations was submitted to the United States Forest Service. This plan, if approved, will encompass an exploration are of approximately 2,000 acres. The approval process allows for public review and comment and is not expected to be completed until the second half of calendar 2008. While we are awaiting approval to continue exploration activities on the property, we are pursuing metallurgical research and development activities and the completion of the proposed merger with Gold and Minerals.

 Potential mineralization has been defined as two separate types: (i) magnetite iron, and (ii) hematite-calcite mineralized skarn and limestone, which may contain precious metals. By using core holes located at strategic points throughout the property, we have been able to develop subsurface information and define the mineralization. To date, there have been no proven commercial precious metals reserves on the El Capitan property site. To establish “reserves” (as defined under Industry Guide 7 issued by the SEC) on any of our properties, we will be required to establish that the property is commercially viable; to establish commercial viability, we will be required to complete significant additional exploration and testing, including more extensive drilling, obtain positive engineering results and complete an economic feasibility study on the property. We have not completed a feasibility study on the property, and thus cannot identify the economic significance of the property at this time.

Over the years, samples taken on the property, including samples taken by El Capitan, Ltd., have given low-grade precious metal results when using standard fire assay methods. In May 2004 we retained AuRIC Metallurgical Labs of Salt Lake City, Utah (“AuRIC”) to test the El Capitan property through the use of its proprietary alkali fusion assay method on samples taken from the property. Alkali fusion assays, which are a more aggressive form of assay which completely convert the sample into water soluble salts, are not a precious metals industry standard assay method. Using this method, in January 2005, El Capitan Ltd. completed a preliminary 32-sample surface sampling and assay program on the property to determine the property’s gold and platinum potential. This preliminary sampling was completed by Dr. Clyde Smith. An employee of AuRIC, which completed the assay on the samples, assisted Dr. Smith in the latter portion of the sampling process. This preliminary sampling and assay program was followed by three stages of diamond drilling and rotary drilling, totaling 45 holes between April 2005 and September 2006.

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

Because caustic fusion is not a precious metal industry accepted assay technique, we retained M.H.S. Research of Lakewood, Colorado (“M.H.S.”) in August 2006 to research and develop a modified fire assay technique that we believe is more appropriate for the material from the El Capitan property. Preliminary results to date by M.H.S. indicate values that meet or exceed the values obtained by AuRic. The principal of M.H.S. is Michael Thomas who has over thirty years of experience in geology and mining related area including extensive laboratory work in fire assaying, mineral processing and precious metals recovery. He is presently an adjunct professor in the Mining Engineering Department at the Colorado School of Mines providing part-time instruction in mineral processing and fire assaying.

We have also retained the services of Dr. Clyde Smith to manage the exploration of the property. Dr. Smith is a Consulting Geologist with over 30 years of experience in the mining industry. Dr. Smith holds a B.A. from Carleton College, a M.Sc. from the University of British Columbia, and a Ph.D. from the University of Idaho. Dr. Smith also served as a member of the Industrial Associates of the School of Earth Sciences at Stanford University for several years.

Also, after several months of investigation into the composite sample from the El Capitan property, M.H.S. results have shown the ability to readily produce ‘metal-in-hand’ using a minor modification of standard fire assay procedures. Mr. Thomas has recently begun testing various fire assay fluxes to improve the effectiveness and repeatability of the fire assay procedure on the specific rock matrix of this material. M.H.S. is continuing its work in these areas and has performed multiple replicate tests on composite material in order to establish a benchmark head grade for the composite sample. There can be no assurance that any mineral grade or recovery determined in a small scale laboratory test can or will be duplicated in larger tests under on-site conditions or during production.

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

Weaver Property

The Weaver property consists of approximately 40 acres of land located in Maricopa County, Arizona. The Weaver mountains are made up mainly of pre-Cambrian granite and metamorphic rock, overlain by Tertiary-era volcanic rock. The property is located approximately 75 miles north of Phoenix, near Congress, Arizona. From Congress, Arizona, the site can be reached by taking State Highway 89 north out of Congress to Stanton Road, taking Stanton Road east to Stanton, Arizona. The site is located approximately 1.5 miles northeast of Stanton, Arizona. The Weaver property was acquired from our majority shareholder, Gold and Minerals. Prior to the acquisition by Gold and Minerals, the site was operated by our former President, Charles C. Mottley, and a partner of Mr. Mottley. Mr. Mottley and his partner operated the site from 1982 to 1984, mining approximately 150,000 tons of iron ore during that period of time.

We intend to complete additional exploration of this property, and depending on its findings, to determine the economic feasibility of the property to be marketed for sale to potential buyers, including major mining companies.

Executive Offices

Our executive offices are located at 1325 Airmotive Way, Suite 276 Reno, Nevada since June 1, 2007. We lease the premises under a one year lease at the cost of $883 per month. We believe that the offices are adequate to meet our current requirements and we do not anticipate any difficulty in either renewing this lease or obtaining suitable space under comparable terms. We have sublet our former premises in Scottsdale, Arizona until the original lease term expires in October 2008. Other than our properties as described above, we do not own any real property.

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

We anticipate that a significant portion of our future revenues will come from the sale of one or more of our properties or the development of a property through a joint venture with a larger mining company with more significant resources. In either event, our earnings will be directly affected by the prices of precious metals believed to be located on such properties. Demand for precious metals can be influenced by economic conditions, including worldwide production, attractiveness as an investment vehicle, the relative strength of the U.S. dollar and local investment currencies, interest rates, exchange rates, inflation and political stability. The aggregate effect of these factors is not within our control and is impossible to predict with accuracy. The price of precious metals has on occasion been subject to very rapid short-term changes due to speculative activities. Fluctuations in precious metal prices may adversely affect the value of any discoveries made at the sites with which we are involved. If the market prices for these precious metals falls below the mining and development costs we incur to produce such precious metals, we will experience losses and may have to discontinue operations at one or more of our properties.

Unless we develop or are able to sell or enter into a joint venture development agreement on one of our properties, we will not have enough cash to fund operations through the next fiscal year without raising additional working capital funds.

As of September 30, 2007, we had approximately $90,329 of cash on hand. Additionally, as of such date we had a current net receivable amount due from Gold and Minerals for an aggregate of $72,270 relating to expenses we have paid on behalf of El Capitan, Ltd. We will be required to raise additional capital in financing transactions in order to satisfy our expected cash expenditures. Based upon our monthly utilization of working capital (including exploration costs), at September 30, 2007, we had sufficient cash to fund operations through December 2007.   We continually evaluate business opportunities, such as joint venture processing agreements, with the aim of creating cash flow for working capital. Subsequent to our year end and through December 7, 2007, the Company has raised $193,000 through the exercise of outstanding warrants and a private placement of common stock. Based upon current management operational plans, we will be required to continue to raise additional capital on terms acceptable to us. There are no assurances that we will be successful in such endeavors, in which case we may be forced to reduce our operating expenditures or to cease development and operations altogether.

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

We have had net losses for each of the years ended September 30, 2007, and September 30, 2006, and we have an accumulated (deficit) as of September 30, 2007, of $(14,621,984). Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we may not generate significant revenues in the foreseeable future, our ability to continue as a going concern may depend, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

Risks Relating to Our Business

Until we locate precious metals on one or more of our properties, we may not have any potential of generating any revenue.

Our ability to sell or enter into a joint venture for the development of our properties depends on the success of our exploration program. Mineral exploration for precious metals is highly speculative, and is often unsuccessful. Even if exploration leads to a valuable deposit, it might take several years to enter into an agreement for sale or joint venture development of a property. During that time, depending on economic conditions, it might become financially or economically unfeasible to produce the minerals at a particular property. A shortage of working capital would prohibit us from further exploration of our properties.

Our inability to establish the existence of mineral resources in commercially exploitable quantities on any of our properties may cause our business to fail.

All of our mineral properties are in the exploration stage. To date, we have not established a mineral reserve on any of these properties, and the probability of establishing a “reserve,” as defined by the Securities and Exchange Commission’s Industry Guide 7, is not ascertainable; it is possible that none of our properties contain a reserve and all resources we spend on exploration of our properties may be lost. In the event we are unable to establish our reserves or are otherwise able to sell or joint venture the development of any of our own properties, we will be unable to establish revenues and our business may fail.

Uncertainty of mineralization estimates and the use of non-conventional testing and assaying methods may diminish our ability to properly value our properties.

We rely on estimates of the content of mineral deposits in our properties, which estimates are inherently imprecise and depend to some extent on statistical inferences drawn from both limited drilling on our properties and the placement of drill holes that may not be spaced close enough to one another to enable us establish probable or proven results. These estimates may prove unreliable. Additionally, we have relied upon small independent laboratories to assay our samples, which may produce results that are not as consistent as a larger commercial laboratory might produce.

Through August 2006, due to the unique nature of the mineralization of our El Capitan property, we have at times utilized testing and assaying methods that may be uncommon, including the use of alkali fusion assays, a more aggressive form of assay which completely converts the sample into a water soluble salt. Some of these methods, including the alkali fusion assay, are not, or may not be, industry standard methods, and the results from such testing and assaying methods may be varied and inconsistent or prove to be unreliable. This testing may result in imprecise testing and assaying results, and we may not realize any mineral discovery.

Currently, we have engaged M.H.S. Research to conduct an investigation into the potential to use a more industry-standard fire assay technique in order to estimate the metal content of the El Capitan mineral samples. That effort continues in December 2007 as Mike Thomas, Principal Scientist for M.H.S. Research, tests various fire assay fluxes and pretreatment techniques for their suitability for use with the El Capitan material. There are no assurances that the techniques used by M.H.S. Research will provide us more precise testing and assaying results, and we may not realize any mineral discovery through the use of these techniques.

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

Certain elements of El Capitan, Ltd.’s preliminary testing on the El Capitan property may question the integrity of the results of such testing and limit our ability to rely on such results.

Previously, El Capitan, Ltd. has not provided AuRIC and the other assayers a blank quality control sample at the time it provided samples from the property. A blank quality control sample is a man-made sample that incorporates the same mineral components as a sample taken from the property in question, but absent the precious mineral components located in the property. Blank quality control samples are relatively common practice in the industry and are used effectively as placebos in the assay process to ensure that samples are not contaminated at the lab. The Company’s failure to use a blank check sample as often used in the industry may have some effect on the integrity of the results of such testing. As part of its internal controls, however, AuRIC instead obtained two certified standard samples from the Nevada Bureau of Mines and Geology (one for gold and silver and one for gold, platinum and palladium) and two from CDN Resource Laboratories Ltd. of Delta, British Columbia (both of which were for gold, platinum and palladium); a certified standard sample is a sample that is made available to labs to again act as a placebo and tested to determine a standard testing result, to which the assayer’s results can be compared as a check against contamination or other flaws in the assaying process. A portion of these certified standard samples were also provided to Michael J. Wendell with respect to a later assay completed by Mr. Wendell.

Any loss of the industry experience of our Board may affect our ability to achieve our business objectives.

Three of our five directors have significant industry experience. In the event we lose the services of our directors with significant industry experience, we will be required to rely upon third party consultants with respect to industry matters, and our ability to achieve our business objectives may be negatively affected.

Any inability to retain key personnel may adversely affect our business operations.

We are highly dependent upon the abilities and experience of our officers. The loss of any of our existing officers could have a material effect on our business operations. The strong competition within the mining industry makes the recruitment and retention of employees knowledgeable of the mining industry difficult and crucial to success. We may not be able to replace one or more of these individuals on terms acceptable to us. We have no life insurance on the life of any officer.

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

The effect of these factors cannot be accurately predicted, and the combination of any of these factors may prevent us from selling or otherwise developing a property and receiving an adequate return on our invested capital.

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

We are required to seek and maintain federal and state governmental approvals and permits in order to conduct exploration and other activities on our claimed properties. The permitting requirements for our respective properties and any future properties we may acquire will be somewhat dependent upon the state in which the property is located, but generally will require an initial filing and fee (of approximately $25) relating to giving notice of an intent to make a claim on such property, followed by a one time initial filing of a location notice with respect to such claim (approximately $165), an annual maintenance filing for each claim (generally $125 per claim per year), annual filings for bulk fuel and water well permits (typically $5 per year each) and, to the extent we intend to take any significant action on a property (other than casual, surface-level activity), a one time payment of a reclamation bond to the Bureau of Land Management, or the BLM, which is to be used for the reclamation of the property upon completion of exploration or other significant activity. In order to take any such significant action on a property, we are required to provide the BLM with either a notice of operation or a plan of operation setting forth our intentions. The amount of the reclamation bond is determined by the BLM based upon the scope of the activity described in the notice or plan of operation. With respect to our current plan of operations on the El Capitan property, the reclamation bond was $15,000, but this amount will thus vary with each property and respective notice or plan of operation.

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

The approval process for certain exploration permits provides for notice to the public and allows for the public to comment on the application. The governmental permitting authorities are obligated to consider the comments received from the public and to assess the merits thereof as part of the approval process. The public notice period for the current El Capitan deposit exploration permits remains open. To date, we have received both positive and negative comments from individuals regarding our proposed exploration activities. It is possible that public comments may ultimately be deemed to have sufficient merit to delay or even deny our application.

Mineral exploration is extremely competitive, and we may not have adequate resources to successfully compete.

There is a limited supply of desirable mineral properties available for claim staking, lease or other acquisition in the areas where we contemplate participating in exploration activities. We compete with numerous other companies and individuals, including competitors with greater financial, technical and other resources than we possess, and are thus in a better position to search for and acquire attractive mineral properties. Additionally, due to our limited financial and other resources, we do not anticipate developing or producing on any of our properties without a strong financial operating partner. Alternatively, we may elect to sell any property on which exploration proves successful. Accordingly, our ability to acquire properties in the future will depend not only on our ability to explore and develop or sell our present properties, but also on our ability to select and acquire suitable properties or prospects for future exploration. We may not be able to compete successfully with our competitors in acquiring such properties or prospects.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED MATTERS

(a) Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board, or “OTC Bulletin Board” under the trading symbol “ECPN.” Prior to March 17, 2003 (as a result of the Company’s name change), the Company’s securities traded on the OTC Bulletin Board under the trading symbol “DMSV.” The following table sets forth the range of high and low closing bid quotes of our Common Stock per quarter as reported by the OTC Bulletin Board for the past two fiscal years ended September 30, 2007 and 2006, respectively. All quoted prices reflect inter-dealer prices without retail markup, mark-down commission and may not necessarily represent actual transactions.

	Price Range
Quarter Ended	High	Low
September 30, 2007	$0.70	$0.38
June 30, 2007	0.70	0.36
March 31, 2007	1.10	0.54
December 31, 2006	1.31	0.76

September 30, 2006	$2.65	$0.95
June 30, 2006	3.94	1.99
March 31, 2006	2.37	1.50
December 31, 2005	1.88	0.38

(b) Holders

The number of record holders of our common stock as of December 21, 2007 was approximately 5,474 based on information received from our transfer agent and an estimate by Broadridge Financial Solutions, Inc. of the number of shareholders whose shares are held in “street” or “nominee” name.

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

(d) Equity Compensation Plan Information

The following table sets forth, as of September 30, 2007, (i) the number of securities to be issued upon the exercise of outstanding options, warrants and rights issued under our equity compensation plans, (ii) the weighted average exercise price of such options, warrants and rights, and (iii) the number of securities remaining available for future issuance under our equity compensation plans. All outstanding options identified herein are governed by the terms of the Company’s 2005 Stock Incentive Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	6,029,000	$0.74	5,896,997	(1)
Total	6,029,000	—	5,896,897

(1)
The Company has registered (i) 261,444 shares on Form S-8 on June 14, 2004, (ii) 5,000,000 shares registered by the Company on Form S-8 on July 19, 2005 and (iii) 3,000,000 shares registered by the Company on Form S-8 on October 18, 2007. Shares may be issued from time to time to certain employees and consultants as compensation for services rendered to the Company. In the event of an issuance of Common Stock in lieu of salary the number of shares to be issued to the employee is to be equal to the amount to be paid in Common Stock divided by a purchase price to be not less than the most the most recent month’s average daily closing price. In the event of an issuance of Common Stock in lieu of fees the number of shares to be issued to the consultant is to be equal to the amount to be paid in Common Stock divided by a purchase price to be not less than the most the most recent month’s average daily closing price subject to a subsequent adjustment for a price decline, if any, as compared to the following month’s average daily closing price.

(e) Recent Sales of Securities

Other than the sales of unregistered securities that we reported in quarterly reports on Form 10-QSB and Current Reports on Form 8-K during fiscal year 2007, we made the no sales of unregistered securities during the quarter ended September 30, 2007.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations - Fiscal year ended September 30, 2007 compared to fiscal year ended September 30, 2006.

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues in our fiscal year 2008, if ever. Net increased $-395,973 from $-4,041,802 for the year ended September 30, 2006 to $-4,437,775 for the year ended September 30, 2007. Our net loss increase in 2007 from 2006 was mainly attributable to increases in: officer, administrative consulting and severance compensation aggregating $190,407; stock based compensation of $1,355,100; and costs associated with the issuances of options and warrants of $730,625. These increases were offset by decreases in: other general and administrative costs of $49,026; exploration costs of $453,342; accretion of note payable discount and related costs of $765,489; net interest expense of $187,614; and, professional fees of $424,688, which consists of legal, audit and review and finders and marketing fees.

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

During the next twelve months, we will concentrate on raising the necessary working capital through equity financing and an acceptable debt facility to ensure our ability to implement our business strategies. To the extent that additional capital is raised through the sale of equity or equity related securities, the issuance of such securities would result in dilution of our current shareholders.

We will continue to develop the geologic and metallurgical opportunities presented by the El Capitan deposit with the intent to continue the implementation of the strategic plan for the development or sale of this deposit.

On July 19, 2007 the Company announced that it had submitted a Plan of Operation for continued exploration on a 2,000 acre parcel within its 7,000 acre El Capitan claim block near Capitan, New Mexico. The existing 6.1 million gold-equivalent ounce Measured Resource (Canadian National Instrument 43-101 standard) is contained within a 200 acre parcel of this defined exploration zone. We do not have "reserves" as defined by Industry Guide 7 of the SEC, and it is possible we may never have reserves. Previous exploration efforts have focused on private, patented land and nearby federal claims. However, the unconventional permitting approach used in those efforts severely limited the opportunity for exploration expansion of the deposit, and ultimately curtailed exploration activity since May 2006.

In order to insure timely and appropriate permitting, the Company has hired an experienced, New Mexico headquartered, environmental services firm, GL Environmental, to manage this effort. When the permit is granted, it will provide the opportunity for a professional and methodical investigation into the additional geologic potential of this portion of the Company’s holdings, without the requirement to undergo further time-consuming permitting efforts. The area being permitted will allow access to a number of high-potential targets identified through previous surface sampling and remote sensing efforts, as well as to the prospective area to the west of the existing deposit, which remains open to geologic resource extension. This U.S. Forest Service permitting effort, governed by the National Environmental Policy Act (NEPA) of 1972, is a robust process that will take a minimum of four months, as prescribed by regulations. However, the typical process generally takes somewhat longer than the prescribed time frame, and is dependent upon a number of factors outside of our control, including, without limitation, governmental approvals, licensing and permitting, as well as potential opposition by third parties. Consequently, exploration activity is not likely to resume until the 2nd half of 2008. Concurrently, GL Environmental has submitted a permit application with the New Mexico Mining & Minerals Division. Both permits must be approved prior to the commencement of drilling activity.

On August 8, 2007 the Company announced that it had agreed to merger terms with Gold and Minerals Company, Inc. (G&M) subject to appropriate due diligence and shareholder approval. Under the terms currently contemplated, ECPN will exchange 118.965 million shares of common stock for 100% of G&M’s outstanding common stock. When combined with ECPN’s 79.310 million then outstanding shares, the merged company would have 198.275 million outstanding shares of common stock. The final number of shares in the exchange will be subject to adjustment for working capital at the time of the merger. The primary asset of G&M is a 60% ownership in El Capitan, Limited, the company that holds the El Capitan deposit and its related assets. ECPN currently controls the remaining 40% of El Capitan Limited. The consummation of the merger generally, and at the terms referenced above specifically, is subject to a number of conditions, including, without limitation, the negotiation and completion of a definitive merger agreement, satisfaction of due diligence by the parties, shareholder approval of G&M, completion and effectiveness of a registration statement, and other standard conditions in similar transactions. The companies expect to complete the merger in the first half of 2008.

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

Liquidity

As of September 30, 2007, we had $90,329 of cash on hand. We will be required to raise additional capital in equity or financing transactions in order to satisfy our expected cash expenditures. At September 30, 2007, based upon our current working capital utilization rate, we have working capital to fund three months of operations.

Historically we have not generated any revenues from operations and have generated interest income revenue on a nominal basis. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred losses from inception to date. Our primary source of funds used during the fiscal year ended September 30, 2007, was from the sale of and issuance of equity securities during fiscal 2006 and 2007.

In the private placement that closed in October 2005, we issued 2,353,333 units, each consisting of one share of our common stock and one common stock purchase warrant for aggregate gross proceeds of $941,333, which includes the conversion of a $300,000 secured convertible debenture note payable which was rolled into the placement.

On October 28, 2005, we issued an 8 % secured convertible debenture note for $750,000 to an investment company. The note had a maturity of one and one-half years and contained a conversion feature into common stock at $0.50 per share. The note also provided for a five-year warrant for 500,000 shares of common stock at $0.60 per share and was collateralized by 2,160,000 shares of the US Canadian common stock that we own. We also issued a five-year warrant for 225,000 shares of common stock at $0.60 per share as a finder’s fee. In November 2006, we issued 600,000 shares of common stock at $0.50 per share for a partial conversion of this note pursuant to the terms of conversion of the convertible note payable.

On January 20, 2006, we issued a second 8 % secured convertible debenture note for $550,000 to holder of the previous convertible debenture. The note had a maturity of one and one-half years and contained a conversion feature into common stock at $0.50 per share. The note also provided for a five-year warrant for 366,667 shares of common stock at $0.60 per share and was also collateralized by the 2,160,000 shares of the US Canadian common stock that we own. In September 2006, we issued 1,100,000 shares of common stock at $0.50 per share pursuant to the terms of conversion of the entire outstanding balance of the convertible note payable.

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

In the private placement that closed in October and November 2007, we issued 300,000 units, each consisting of one share of our common stock and one common stock purchase warrant for aggregate gross proceeds of $150,000.

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

Additionally, we continually evaluate business opportunities such as joint venture processing agreements with the objective of creating cash flow to sustain the corporation and provide a source of funds for growth and continued exploration of the El Capitan deposit. There are no assurances of success in our ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If management’s plans are not successful, operations and liquidity may be adversely impacted. In the event that we are unable to obtain additional working capital, we may be forced to reduce our operating expenditures or to cease development and operations altogether.

Off-Balance Sheet Arrangements

During the quarter ended September 30, 2007, we did not engage in any off balance sheet arrangements as defined in item 303(c) of the SEC’s Regulation S-B.

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

 New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123 (Revised 2004) “Share Based Payment” (“SFAS No. 123R”), which is a revision to SFAS No. 123 and supersedes APB No. 25 and SFAS No. 148. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.

SFAS No. 123R applies to all awards granted after the required amended effective date and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply to SFAS No. 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for prior periods adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. As a result, beginning in our fiscal quarter starting October 2006, we have adopted SFAS No. 123R and begun reflecting the stock option expense determined under fair value based methods in our income statement rather than a pro forma disclosure in the notes to the financial statements. We expect the effect of adopting SFAS No. 123R to be similar to the effect presented in our pro forma disclosure related to SFAS No. 123.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This statement replaces APB opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transaction provision. When a pronouncement includes specific transaction provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Consequently, we have adopted the provisions of SFAS No. 154 for the fiscal year beginning October 1, 2006. Management currently believes that adoption of the provisions of SFAS No. 154 will not have a material impact on our consolidated financial statements.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), which addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. We are required to adopt the provision of SAB No. 108 in fiscal year 2007.

ITEM 7. FINANCIAL STATEMENTS

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet - September 30, 2007	F-3

Consolidated Statements of Operations - Years ended September 30, 2007 and 2006 and for the period July 26, 2002 (inception) through September 30, 2007	F-4

Consolidated Statements of Changes in Stockholders’ Deficit - period from July 26, 2002, (inception) through September 30, 2002, and for the years ended September 30, 2004, 2005, 2006 and 2007	F-5

Consolidated Statements of Cash Flows - Years ended September 30, 2007 and 2006 and for the period July 26, 2002 (inception) through September 30, 2007	F-7

Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of El Capitan Precious Metals, Inc.
(An Exploration Stage Company)
Reno, NV

We have audited the accompanying consolidated balance sheet of El Capitan Precious Metals, Inc. and Subsidiary (an exploration stage company) (the “Company”) as of September 30, 2007 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended and for the period from July 26, 2002 (inception of exploration stage) to September 30, 2007. The financial statements for the period from July 26, 2002 (inception of exploration stage) through September 30, 2006 were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period from July 26, 2002 (inception of exploration stage) through September 30, 2006, include total revenues and net loss of $0 and $10,184,209 respectively. Our opinion on the statements of operations, stockholders’ equity (deficit), and cash flows for the period from July 26, 2002 (inception of exploration stage) through September 30, 2007, insofar as it relates to amounts for prior periods through September30, 2006, is based solely on the report of other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2007 and the results of its operations and cash flows for the periods described above, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that El Capitan Precious Metals, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey PC

www.malone-bailey.com
Houston, Texas

December 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors,
El Capitan Precious Metals, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders’ deficit and cash flows for year ended September 30, 2006, and from July 26, 2002 (inception of exploration stage) to September 30, 2006 of El Capitan Precious Metals, Inc. (an exploration stage mining company). These financial statements are the responsibility of El Capitan Precious Metals, Inc. management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of El Capitan Precious Metals, Inc. for the year ended September 30, 2006, and from July 26, 2002 (inception of exploration stage) to September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that El Capitan Precious Metals, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, El Capitan Precious Metals, Inc. is in the exploration stage, has not yet generated any revenues, and is dependent upon raising capital from investors. Additionally, El Capitan Precious Metals, Inc. has incurred aggregate losses since inception of over $10,184,000 and has a working capital deficit of $741,000 at September 30, 2006. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Epstein Weber & Conover, PLC
Scottsdale, Arizona
December 14, 2006

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEET
September 30, 2007

ASSETS
CURRENT ASSETS :
Cash	$90,329
Miscellaneous receivable	8,096
Prepaid expenses	45,530
Due from affiliated company	72,270
Total Current Assets	216,225

FURNITURE AND EQUIPMENT, AT COST	103,133
Less: accumulated depreciation	(27,419)
75,714

INVESTMENT IN EL CAPITAN, LTD.	788,808
OTHER ASSETS - Deposits	31,108
$1,111,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$348,507
Accrued liabilities	36,785
Interest payable	49,750
Short term debt	30,071
Total Current Liabilities	465,113

Total Liabilities	465,113
COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.001 par value; 5,000,000 shares
Authorized; none issued and outstanding	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 79,752,119 issued and outstanding	79,754
Additional paid-in capital	15,188,972
Deficit accumulated during the exploration stage	(14,621,984)
Total Stockholders’ Equity	646,742
$1,111,855

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

			Period From
			26-Jul-02
			(Inception)
			Through
	Year Ended September 30,		September 30,
	2007	2006	2007
REVENUES	$—	$—	$—

GENERAL AND ADMINISTRATIVE EXPENSES:
Professional fees	120,979	396,256	3,277,885
Officer compensation expense	929,407	194,000	2,093,423
Administrative consulting fees	60,000	605,000	1,083,875
Management fees, related parties	—	—	320,500
Legal and accounting fees	132,772	282,181	877,443
Exploration expenses	398,100	851,442	1,956,918
Expenses associated with issuance of options and warrants	894,375	163,750	1,058,125
Stock based compensation expenses	1,355,100	—	1,355,100
Other	297,969	346,996	870,055
	(4,188,702)	(2,839,625)	(12,893,324)
LOSS FROM OPERATIONS	(4,188,702)	(2,839,625)	(12,893,324)

OTHER INCOME (EXPENSE):
Interest income	5,150	14,197	35,660
Interest expense:
Related parties (Note 5)	—	—	(28,220)
Other	(17,982)	(214,644)	(345,244)
Expenses associated with debt issuance and conversion	—	(128,572)	(281,457)
Accretion of notes payable discounts	(236,241)	(873,158)	(1,109,399)
	(249,073)	(1,202,177)	(1,728,660)
NET LOSS	$(4,437,775)	$(4,041,802)	$(14,621,984)

Basic and diluted net loss per common share	$(0.06)	$(0.06)

Weighted average number of common
shares outstanding	78,234,483	72,695,696

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For The Period July 26, 2002 (Inception) to September 30, 2007

	Common Stock		Stock Subscrip-	Additional Paid in	Deficit Accumulated During The Exploration
	Shares	Amount	tions	Capital	Stage	Total
Initial Issuance of Common Stock	3,315,000	$3,315	-	$(3,306)	$-	$9
Net loss, period ended	-	-	-	-	(21,577)	(21,577)
Balances at September 30, 2002	3,315,000	3,315	-	(3,306)	(21,577)	(21,568)

Issuance of common stock to Gold and Minerals Company, Inc. in connection with purchase of interests in assets of El Capitan, Ltd. In November 2002	35,685,000	35,685	-	(35,663)	-	22
Acquisition of DML Services on March 17, 2003	6,720,000	6,720	-	(56,720)	`	(50,000)
Common stock issued for notes payable	525,000	525	-	16,975	-	17,500
Common stock and warrants issued for services	150,000	150	-	188,850	-	189,000
Common stock issued for compensation	2,114,280	2,115	-	847,885	-	850,000
Issuance of common stock to Gold and Minerals Company, Inc. in connection with purchase of COD property in August 2003, $0.00 per share	3,600,000	3,600	-	(3,600)	-	-
Net loss, year ended September 30, 2003	-	-	-	-	(1,561,669)	(1,561,669)
Balances at September 30, 2003	52,109,280	$52,110	$-	$954,421	$(1,583,246)	$(576,715

Cost associated with warrants and options issued	-	-	-	108,000	-	108,000
Common stock issued for compensation	3,650,164	3,650	-	516,350	-	520,000
Common stock issued for services	1,590,500	1,591	-	278,806		280,397
Common stock issue for notes payable	2,319,672	2,319	-	571,049		573,368
Common stock issued for acquisition of Weaver property interest in July 2004	3,000,000	3,000	-	(3,000)		-
Stock subscriptions	-	-	50,000	-	-	50,000
Net loss, year ended September 30, 2004	-	-	-	-	(1,314,320)	(1,314,320)
Balances at September 30, 2004	62,669,616	$62,670	$50,000	$2,425,626	$(2,897,566)	$(359,270)

Subscribed stock issued	200,000	200	(50,000)	49,800	-	-
Common stock issued for services	2,241,422	2,241	-	1,234,640		1,236,881
Common stock sold in private placement	3,865,000	3,865	-	1,934,272		1,938,137
Common stock issued for notes payable	432,701	433	-	172,647		173,080
Beneficial conversion of notes payable	-	-	-	21,635		21,635
Cost associated with warrants and options issued	10	-	-	113,452		113,452
Net loss, year ended September 30, 2005	-	-	-	-	(3,244,841)	(3,244,841)
Balances at September 30, 2005	69,408,749	$69,409	$-	$5,952,072	$(6,142,407)	$(120,926)

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For The Period July 26, 2002 (Inception) to September 30, 2007

	Common Stock		Stock Subscrip-	Additional Paid in	Deficit Accumulated During The Exploration
	Shares	Amount	tions	Capital	Stage	Total
Common stock issued for services	562,731	562	-	386,574		387,136
Common stock sold in private placement	2,189,697	2,190	-	1,158,775		1,160,965
Common stock issued for notes payable	2,124,726	2,125	-	1,276,447		1,278,572
Costs associated with warrants and options issued	-	-	-	1,182,390		1,182,390
Common stock issued for exercise of options and warrants	498,825	499	-	175,929		176,428
Common stock issued for compensation	112,181	112	-	174,888		175,000
Net loss for year ended September 30, 2006	-	-	-	-	(4,041,802)	(4,041,802)
Balances, September 30, 2006	74,896,909	$74,897	$-	$10,307,075	$(10,184,209)	$197,763

Stock issued for conversion of notes payable	1,500,000	1,500		748,500		750,000
Common stock sold in private placement	50,000	50		24,950		25,000
Common stock sold by the exercise of warrants and options	2,258,000	2,258		1,121,742		1,124,000
Common stock issued for compensation	951,994	953		594,099		595,052
Common stock issued for services	95,216	96		62,809		62,905
Cost associated with issuance of warrants and options				2,329,797		2,329,797
Net loss, year ended September 30, 2007	-	-		-	(4,437,775)	(4,437,775)
Balances, September 30, 2007	79,752,119	$79,754		$15,188,972	$(14,621,984)	$646,742

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	Year Ended September 30		Period From July 26, 2002 (Inception) Through September 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(4,437,775)	$(4,041,802)	(14,621,984)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Costs associated with common stock, options and warrants	2,249,475	613,750	6,331,529
Beneficial conversion feature of notes payable	-	128,572	225,207
Non-cash expense with affiliate	-	7,801	7,801
Non-cash compensation expense	657,957		657,957
Accretion of discount on notes payable	236,241	873,157	1,149,588
Loss on sale of fixed assets	11,209		11,209
Provision for uncollectible note receivable	-	-	62,500
Depreciation	7,422	16,022	45,429
Changes in operating assets and liabilities:	-		-
Advance to officer	-	1,064	-
Miscellaneous receivable	561	(6,266)	(5,705)
Interest receivable	-	-	(13,611)
Prepaid expenses	49,509	(82,917)	(45,531)
Expense advances on behalf of affiliated company	51,537	(334,851)	(635,260)
Accounts payable	(28,061)	64,399	330,288
Accounts payable - Related Party	12,853		12,853
Accrued liabilities	(104,392)	65,334	148,921
Interest payable, other	(36,872)	68,278	37,441
Net Cash (Used in) Operations	(1,330,336)	(2,627,459)	(6,301,368)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property interest	-	-	(100,000)
Purchase of furniture and equipment	(3,780)	(73,863)	(146,744)
Sale of Automotive	26,196		12,001
Deposits	(263)	(14,400)	(31,108)
Issuance of notes receivable	-	-	(249,430)
Payments received on notes receivable	-	-	66,930
Cash paid in connection with acquisition of DLM Services, Inc.	-	-	(50,000)
Net Cash Provided by (Used in) Investing Activities	22,153	(88,263)	(498,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	25,100	1,491,083	3,306,706
Costs associated with the sale of stock	-	-	(19,363)
Proceeds from notes payable, related parties	-	-	219,900
Proceeds from warrant exercise	1,123,900	-	1,123,900
Proceeds from notes payable, other	54,529	1,300,000	2,376,829
Repayment of notes payable, related parties	-	-	(61,900)
Repayment of notes payable, other	(12,150)	-	(56,024)
Net cash Provided by Financing Activities	1,191,379	2,791,083	6,890,048
-
NET CHANGE IN CASH AND CASH EQUIVALENTS	(116,804)	75,361	90,329

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	207,133	131,772	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	90,329	207,133	90,329

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC. (An Exploration Stage Company) STATEMENTS OF CASH FLOWS

			Period From
			July 26,2002
			(Inception)
			Through
	Year Ended September 30,		September 30,
	2007	2006	2007
SUPPLEMENTAL CASH FLOW INFORMATION :
Cash paid for interest	$20,130	$146,396	$168,653

Cash paid for income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES :

Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of interest in of El Capitan, Ltd.	$—	$—	$8

Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of the COD property (Note 1)	$—	$—	$3,600

Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of the Weaver property	$—	$—	$3,000

Costs associated with options and warrants issued	$2,329,797	$163,750	$2,750,251

Stock based compensation	$1,355,100	$450,000	$4,089,949

Issuance of common stock for financing costs	$—	$—	$56,250

Issuance of common stock for interest costs	$—	$—	$62,801

Conversion of accounts payable to equity	$62,905	$—	$94,286

Conversion of accrued interest to equity	$—	$—	$15,971

Net non-cash advances from affiliated company	$—	$562,990	$562,990

Conversion of notes payable and accrued interest for the issuance of common stock	$750,000	$1,150,000	$2,495,544

Conversion of accrued fees payable for the issuance of common stock	$—	$112,136	$112,136

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended September 30, 2007 and 2006

NOTE 1 - BUSINESS, OPERATIONS, ORGANIZATION, LIQUIDITY AND BASIS OF PRESENTATION

Business, Operations and Organization

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

The transaction was recorded as a reverse acquisition based on factors demonstrating that El Capitan constituted the accounting acquirer. The shareholders of El Capitan received 85% of the post-acquisition outstanding common stock of DML. In addition, post-acquisition management personnel and the sole board member of the Company consisted of individuals previously holding positions with El Capitan. The historical stockholders’ equity of El Capitan prior to the exchange was retroactively restated (a recapitalization) for the equivalent number of shares received in the exchange after giving effect to any differences in the par value of the DML and El Capitan common stock, with an offset to additional paid-in capital. The restated consolidated deficit accumulated during the development stage of the accounting acquirer (El Capitan) has been carried forward after the exchange.

The Company is in the exploration stage and since inception, has completed certain acquisitions and transactions (NOTE 2), but has not had any revenue producing operations.

Certain prior year financial statement line items are reclassified to conform to current year presentation.

Basis of Presentation and Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is an exploration stage company and since its inception has had no revenues and has incurred recurring losses aggregating $(14,621,984) accumulated during the exploration stage. In addition, the Company does not have a revolving credit facility with any financial institution. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital, negotiating adequate financing arrangements and on achieving sufficiently profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company will continue to pursue its cash requirements over the next fiscal year through a combination of financing activities and prior to cash flow generated through operations. In October 2005, the Company completed a private placement under Section 4(2) and Rule 506 promulgated under the Securities Act, to certain accredited investors for an aggregate of 2,353,333 shares of common stock and 2,353,333 warrants to purchase common stock at an exercise price of $.50 per share for the aggregate cash consideration to the Company of $941,333. These amounts include the rollover into the private placement of a convertible debenture issued on March 30, 2005. This rollover converted the $300,000 convertible note into 750,000 shares of common stock and 750,000 warrants to purchase common stock. The Company completed a private placement during the quarter ended December 31, 2005, (NOTE 11) and also completed a placement of a convertible debenture (NOTE 7). During the quarter ended March 31, 2006, the Company completed a second placement of a convertible debenture (NOTE 7) to the same party and as provided for in the original agreement. In each of September 2006, October 2007 and November 2007 the Company placed a private placement of securities (NOTE 11). In September 2007 the Company exercised its call option on certain warrants which realized $45,000 in proceeds. During the Company’s next fiscal year the Company anticipates exercising the call option on various warrants, which, if exercised, would provide the Company significant working capital to continue its exploratory programs. We continually evaluate business opportunities such as joint venture processing agreements with the objective of creating cash flow to sustain the corporation and provide a source of funds for growth. There are no assurances of success in this regard or in the Company’s ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If management’s plans are not successful, operations and liquidity may be adversely impacted.

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

NOTE 2 - ACQUISITIONS AND DIVESTITURES

Acquisition of El Capitan Property from Gold and Minerals Company, Inc.

In October 2003, the Company completed the acquisition of a 40% equity interest in El Capitan, Ltd. (“ECL”), an Arizona corporation, which prior to the transaction was a wholly-owned subsidiary of Gold and Minerals Company, Inc. (“Minerals”), a Nevada corporation. Minerals may be considered affiliated with the Company in that it is a shareholder of the Company and the Company’s former CEO/President is a significant shareholder of Minerals. Minerals is involved in the exploration and testing of potential mineral properties. Consideration for the acquisition consisted of the issuance of 30,225,000 shares of the Company’s common stock to Minerals (which occurred in November 2002, and which constituted a 77.5% equity ownership in the Company prior to the reverse acquisition) and $100,000 cash, of which $86,000 was paid through September 30, 2003, and $14,000 was paid in October 2003. Minerals retained the remaining 60% ownership in El Capitan, Ltd.

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

The assets of ECL primarily consist of the El Capitan property, an inactive iron and related mineral property located in New Mexico. At September 30, 2007, the property contained four patented claims and 352 unpatented claims encompassing approximately 7,100 acres in the Capitan Mountains in Lincoln County, New Mexico. The property has no proven reserves.

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

Sale of 80% of Mining Claims and Joint Venture

In May 2004, the Company executed a joint venture agreement with U.S. Canadian Minerals, Inc. (“US Canadian”), a publicly-traded Nevada company (Pink Sheets; USCA.PK), to explore the COD property, including the recovery of gold and silver from the tailings of the COD site. The joint venture is to operate under the name “CanEl” until May 2020, unless terminated earlier pursuant to the terms of the joint venture agreement. Under terms of the agreement, the Company was required to transfer to US Canadian an 80% interest in the COD property in exchange for 720,000 shares of US Canadian common stock. Pursuant to a stock split effected by U.S. Canadian, we subsequently held 2,160,000 shares of the U.S. Canadian stock. As of October 9, 2007 U.S. Canadian announced a 50 to 1 reverse split of its common stock which will reduce the number of shares held to 432,000. On the date of the original transaction, shares of unrestricted freely trading US Canadian common stock traded at $2.85 per share, or as adjusted for the split, at $0.95 per share. At September 30, 2006, 2,160,000 of these shares were utilized as collateral for a $750,000 for a convertible promissory note issued by us. During the fiscal year ended September 30, 2007 the note was converted in full to the Company’s Common Stock and the pledge of US Canadian common stock was accordingly released as collateral. See NOTE 7.

The U.S. Canadian common stock was restricted with respect to sale until May 2005. U.S. Canadian’s common stock is currently traded on the Pink Sheets, its most recent SEC filings have not been reviewed by an independent registered public accounting firm, and it faced a SEC imposed temporary trading suspension in October of 2004, which has since expired. We also have continuing involvement related to the COD property. Based on these factors, no gain on the sale was recorded. As at September 30, 2007 we have ascribed a zero value to these shares due to market conditions with a corresponding adjustment to the carrying value of the deferred gain liability account

Acquisition of Weaver Mining Claims

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

Depreciation expense for the years ended September 30, 2007 and 2006 was $21,617 and $16,022, respectively.

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

Stock-Based Compensation - Transition and Disclosure

In December 2004, FASB issued SFAS No. 123(R), “Share-based Payment” (“SFAS No. 123R”) and requires companies to measure all stock compensation awards using a fair value method and recognize the related compensation cost in its financial statements. This statement replaces SFAS No. 123 “Accounting for Stock Based Compensation,” and supersedes ABP Opinion No. 25, “Accounting for Stock Issued to Employees.”  Beginning with the Company’s quarterly period that began on October 1, 2006, the Company adopted the provisions of SFAS No. 123R and the Company expensed the fair value of employee stock options and similar awards in the financial statements. The Company has no compensation cost relating to unvested portion of awards granted prior to the date of adoption to recognize at the time of adoption.

For the year ended September 30, 2006 the Company adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition & Disclosure.”

The Company recognized stock-based employee compensation aggregating $1,355,100 for stock and stock options issued to employees during the year ended September 30, 2007 and $713,690 for stock and stock options issued to employees during year ended September 30, 2006.

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for all grants, expected life of options using the Simplified Method, expected volatility based on historical trends, a risk-free interest rate using the appropriate term U.S. Treasury rate, and a zero percent (0%) dividend yield. Transactions in equity instruments with non-employees for goods and services are accounted for by the fair value method.

The following table illustrates the pro forma effect on net (loss) and (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 148, “ Accounting For Stock-Based Compensation - Transition & Disclosure, An Amendment to FASB Statement No. 123,” to stock-based employee compensation.

	Year Ended September 30,
	2007	2006

Net (loss), as reported	$(4,437,775)	$(4,041,802)
Add: total stock-based compensation expense included in reported net loss		175,000
Deduct - stock-based compensation expense determined under the fair value method, net of tax effect		(713,690)

Pro forma net (loss)	$(4,437,775)	$(4,580,492)

(Loss) per share:
Net (loss) per share, as reported	$(0.06)	$(0.06)

Net (loss) per share, pro forma	$(0.06)	$(0.06)

Impairment of Long-Lived Assets

Management assesses the carrying value of long-lived assets for impairment when circumstances indicate such amounts may not be recoverable from future operations. Generally, assets to be held and used are considered impaired if the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. At September 30, 2007 and 2006, long-lived assets were recorded at no value in the consolidated financial statements.

Mineral Property Costs

Mineral property exploration costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has capitalized $788,808 of mineral property acquisition costs reflecting its investment in El Capitan, Ltd.

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

SFAS No. 123R applies to all awards granted after the required amended effective date and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply to SFAS No. 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for prior periods adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. As a result, beginning in our fiscal quarter starting October 2006, we have adopted SFAS No. 123R and begun reflecting the stock option expense determined under fair value based methods in our income statement rather than a pro forma disclosure in the notes to the financial statements. We expect the effect of adopting SFAS No. 123R to be similar to the effect presented in our pro forma disclosure related to SFAS No. 123.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This statement replaces APB opinion No. 20, “Accounting Change” and FASB Statement No. 3, “ Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transaction provision. When a pronouncement includes specific transaction provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Consequently, the Company adopted the provisions of SFAS No. 154 for its fiscal year beginning October 1, 2006. The adoption of the provisions of SFAS No. 154 did not have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109 and provides guidance on recognizing, measuring, presenting and disclosing in the financial statements tax positions that a company has taken or expected to take on a tax return. FIN 48 is effective for the Company as of October 1, 2007. The Company at this time has not evaluated the impact, if any, of adopting FIN 48 on its financial statements.

NOTE 4 - INVESTMENTS IN US CANADIAN

On September 30, 2007, the Company owned 2,160,000 shares of U.S. Canadian common stock. The Company valued the shares at $0.00 per share, the market value due to market conditions for this stock for a value of zero. The Company has a continuing involvement related to the COD property and accordingly no gain on the sale is recognized and any future increase in market value of the securities, the increase in value will create a deferred gain liability account in accordance with current GAAP.

The Company had pledged all the shares of its US Canadian investment as security for a secured convertible debenture notes which was converted in full during the year ended September 30, 2007, thereby terminating the Company’s pledge of such shares (NOTE 6).

NOTE 5 - RELATED PARTY TRANSACTIONS

Notes Receivable

In March 2003, the Company advanced $12,500 to an affiliate in which a prior officer of the Company was also an officer, in exchange for two unsecured, 8% promissory notes, which are due on demand. At September 30, 2006 the Company has recorded a valuation allowance of $12,500 against this receivable due to uncertainty as to the ultimate collectability of these promissory notes. At September 30, 2007 this receivable was written off.

Due from Affiliated Company

During the period October 2004 through September 2007, the Company made net payments on behalf of Minerals aggregating to $1,737,597 relating to costs incurred by El Capitan, Ltd. (“ECL”) on the El Capitan property site. Pursuant to an agreement with Minerals effective October 1, 2004, costs incurred by ECL at the El Capitan site are to be split between the companies in accordance with their percentage ownership interest. The Company holds a 40% equity interest in ECL, and Minerals holds the remaining 60% equity interest. To secure the amounts due under the note and the cost advances made on behalf of Minerals by the Company, Minerals had pledged to the Company 1,000,000 free trading shares of the Company’s common stock that Minerals owns. These shares were released back to Minerals in February 2006. Through September 30, 2007, Minerals has reimbursed the Company $1,665,327 of the advanced costs.

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

At September 30, 2007, Minerals owed the Company $72,270.

Employment Agreement

On April 6, 2007, Mr. Charles Mottley, the Company’s Chief Executive Officer and President, informed the Board of his resignation from the offices of Chief Executive Officer and President of the Company effective April 6, 2007. On September 26, 2007 Mr. Mottley also retired as Chairman of the Board of Directors (the "Board"). The Company appointed Kenneth Pavlich as Chief Executive Officer and President effective upon Mr. Mottley’s resignation in April and acting Chairman upon Mr. Mottley’s resignation.

The Company issued to Mr. Pavlich on April 6, 2007, 250,000 shares of the Company’s common stock in payment of Mr. Pavlich’s compensation for the remainder of calendar year 2007, valued on the date of grant at $0.70 per share. Additionally, on April 6, 2007, Mr. Pavlich was granted an option to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $0.70 per share, the fair market value of the Company’s stock on the date of grant. The option vests in five equal amounts of 500,000 shares upon the initial occurrence of each of certain events which are detailed in his employment agreement.

The term of the employment agreement entered into with Mr. Pavlich on April 30, 2007 is for two years, with automatic one-year extensions unless either party provides 30 days notice of termination to the other prior to the expiration of the initial term or an extension thereof. Commencing January 1, 2008, and for the remainder of the term of the agreement, Mr. Pavlich will be entitled to a base salary consisting of 25,000 shares of common stock per month, provided the fair market value of the shares issued per month shall not exceed $100,000 based on the value of the average of the daily closing prices of the Company’s common stock during the month of service. Additionally, upon the completion of a sale or other transaction of the Company’s El Capitan property, Mr. Pavlich will be entitled to bonus compensation equal to 0.5% of value received by the Company (and its shareholders, if applicable) in such transaction; provided that, the Company’s consummation of a merger or other consolidation with Gold and Minerals Co., Inc. shall not constitute a transaction whereby the bonus compensation shall apply.

Effective April 15, 2007, James Ricketts resigned from the Board and from his position as secretary of the Company. Effective on the same date, L. Ron Perkins also resigned from the Board and from his position as Vice President of Administration, Marketing and Communication.

Effective May 7, 2007, Stephen J. Antol resigned as the Company’s Chief Financial Officer. Mr. Antol continued to provide services to the Company in various capacities until May 15, 2007. The Company has agreed to issue Mr. Antol, each month for a period of twelve months, shares of the Company’s common stock with a fair market value equal to $10,000, as determined by the average daily closing price of the Company’s common stock during the month prior to such issuance, in consideration of his prior service and standard release of claims.

Effective May 7, 2007, the Company appointed R. William Wilson as its Chief Financial Officer. Mr. Wilson has served as a director of the Company since February 2005. On May 4, 2007, the Company entered into an employment agreement with Mr. Wilson relating to his service as Chief Financial Officer. Pursuant to the agreement, Mr. Wilson is entitled to a monthly base salary of (i) $10,000 and (ii) the issuance of 7,000 shares of the Company’s common stock; provided that the aggregate value of the base salary for any month shall not exceed $38,000, of which the value of the shares of common stock issued shall be determined by based on the value of the average of the daily closing prices of the Company’s common stock during the month of service. Additionally, the Agreement provided for the issuance to Mr. Wilson of a stock option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.50, the closing price of the Company’s common stock on May 7, 2007, the date on which Mr. Wilson commenced employment. The option vests in five equal amounts of 200,000 shares upon the initial occurrence of certain provisions in the Agreement.

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

Management Fees

The Company had informal arrangements with four individuals, three of whom were officers and/or directors of the Company, pursuant to which such individuals serve as support staff for the functioning of the home office and all related corporate activities and projects. There were no written agreements with these individuals, and the Company paid an aggregate amount of $40,000 per month to these individuals for their services. Effective June 1, 2005, they agreed to take accrued back compensation in S-8 common stock of the Company and three of the consultants agreed to take monthly compensation in S-8 common stock of the Company for the months of June through September 2005. Effective January 1, 2006, the four individuals were converted to full-time employees at the same rate of pay. None of these individuals were employed by the Company at September 30, 2007.

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

On September 27, 2005, the Company entered into an agreement with Pavlich Associates (“Pavlich”) which provides for Pavlich to be the primary representative of the Company in the sale of the El Capitan property to all viable third party mineral companies. The agreement provides for consulting time charges, expenses and a success fee based upon the sales price of the El Capitan property. This agreement has been superseded in its entirety by a similar agreement entered into by the Company, Minerals and Pavlich dated June 21, 2006, pursuant to which Minerals became a party. Under the new agreement, Pavlich is entitled to a success fee of one quarter of one percent (0.25%) of the sales price of the property, with a minimum payment of $250,000 and a maximum payment of $3,000,000. Additionally, Pavlich is entitled to a consulting fee of $125 per hour for time consulting with the Company and reimbursement of incurred expenses. This agreement terminated upon Mr. Pavlich’s entering into an employment agreement with the Company on April 6, 2007.

The Company during the fiscal year 2005 and the first quarter of fiscal year 2006 had informal arrangements with four individuals, three of whom are officers and/or directors of the Company, pursuant to which such individuals serve as support staff for the functioning of the home office and all related corporate activities and projects. There are no written agreements with these individuals, and the Company currently pays an aggregate amount of $40,000 per month to these individuals for their services. Effective June 1, 2005, they agreed to take accrued back compensation in S-8 common stock of the Company and three of the consultants agreed to take monthly compensation in S-8 common stock of the Company for the months of June through September 2005. Total management fees paid under these agreements for the years ended September 30, 2007and 2006 was zero and $120,000, respectively.

On April 16, 2007, the Company terminated the two Houlihan Lockey Howard & Zurkin contracts dated January 12, 2006, and the associated contract between Blake Capital, Houlihan Lockey Howard & Zurkin, and the Company dated May 2006.

On October 1, 2007, the Company entered into a consulting agreement with Charles C. Mottley. Pursuant to the consulting agreement, Mr. Mottley has agreed to provide various services on a consulting basis, including strategic advisory services and corporate financial planning. In consideration for his services, the Company is required to pay Mr. Mottley a consulting fee in the aggregate amount of $300,000 consisting of a one-time payment of $25,000 and monthly installments thereafter, the amount of such monthly payments to be dependent upon the cash availability of the Company.

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

On October 28, 2005, the Company issued an 8 % secured convertible debenture note for $750,000 to an investment company. The note had a maturity of one and one-half years and contained a conversion feature into common stock at $0.50 per share. The note also provided for a five-year warrant for 500,000 shares of common stock at $0.60 per share and was collateralized by 2,160,000 shares of the US Canadian common stock that the Company owns. The Company also issued a three-year warrant for 225,000 shares of common stock at $0.60 per share as a finder’s fee.

The intrinsic value of the beneficial conversion feature of the note was $384,320 and the portion of the proceeds allocated to the warrants issued in connection with the debt amounted to $84,320. Accordingly, $468,640 was recognized as a discount of the convertible debt and an addition to paid-in capital. In November 2006 and February 2007, the debenture holder exercised their option to convert the debenture into 1,500,000 of the Company’s common stock and the discount was fully amortized at the time of conversion

On January 20, 2006, the Company issued a second 8 % secured convertible debenture note for $550,000 to holder of the previous convertible debenture. The note had a maturity of one and one-half years and contained a conversion feature into common stock at $0.50 per share. The note also provided for a five-year warrant for 366,667 shares of common stock at $0.60 per share and was also collateralized by the 2,160,000 shares of the US Canadian common stock that the Company owns.

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

On September 27, 2005, the Company entered into an agreement with Pavlich Associates (“Pavlich”) which provided for Pavlich to be the primary representative of the Company in the sale of the El Capitan property to all viable third party mineral companies. The agreement provided for consulting time charges, expenses and a success fee based upon the sales price of the El Capitan property. This agreement has been superseded in its entirety by a similar agreement entered into by the Company, Minerals and Pavlich dated June 21, 2006, pursuant to which Minerals became a party. Under the new agreement, Pavlich was entitled to a success fee of one quarter of one percent (0.25%) of the sales price of the property, with a minimum payment of $250,000 and a maximum payment of $3,000,000. Additionally, Pavlich was entitled to a consulting fee of $125 per hour for time consulting with the Company and reimbursement of incurred expenses. This agreement was terminated upon Mr. Pavlich’s entering into an employment agreement with the Company on April 6, 2007. See NOTE 5.

Upon the recommendation of Clyde Smith, in February 2006, the Company engaged Earth Search Sciences, Inc. to conduct hyperspectral surveys on certain of the company’s properties for a cost of approximately $45,000. Charles Mottley, at the time the Company’s CEO and a director, provided consulting services to Earth Search Sciences, Inc. and therefore abstained from the board’s vote relating to the retention of Earth Search.

On October 1, 2007, the Company entered into a consulting agreement with Charles C. Mottley. Pursuant to the consulting agreement, Mr. Mottley has agreed to provide various services on a consulting basis, including strategic advisory services and corporate financial planning. In consideration for his services, the Company is required to pay Mr. Mottley a consulting fee in the aggregate amount of $300,000 consisting of a one-time payment of $25,000 and monthly installments thereafter, the amount of such monthly payments to be dependent upon the cash availability of the Company.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company signed a two year lease for office space in Scottsdale, Arizona, effective November 1, 2004 and extended it for a further two years on October 5, 2006. The lease requires monthly payments of $4,055 for October 2007 and $4,217 thereafter through October 2008, plus taxes and tenant charges. The remaining commitments under this lease for our years ended September 30, 2008 and 2009 are $54,658 and $4,217, respectively. In June 2007 the Company sublet this office space and the rent proceeds under this sublease for our years ended September 30, 2008 and 2009 are $42,155 and $3,513, respectively.

In June 2007 the Company relocated its corporate office to Reno, Nevada and entered into a one year lease for office space. The lease requires a monthly payment of $883.

For the years ended September 30, 2007 and 2006, rent expense was $44,017 and $48,514 respectively.

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

On September 27, 2005, the Company entered into an agreement with Pavlich which provided for Pavlich to be the primary representative of the Company in the sale of the El Capitan property to all viable third party mineral companies. The agreement provided for consulting time charges, expenses and a success fee based upon the sales price of the El Capitan property. This agreement has been superseded in its entirety by a similar agreement entered into by the Company, Minerals and Pavlich dated June 21, 2006. This new agreement incorporated Minerals as a party. Under the new agreement, Pavlich was entitled to a success fee of one quarter of one percent (0.25%) of the sales price of the property, with a minimum payment of $250,000 and a maximum payment of $3,000,000. Additionally, Pavlich was entitled to a consulting fee of $125 per hour for time consulting with the Company and reimbursement of incurred expenses. This agreement was terminated upon Mr. Pavlich’s entering into an employment agreement with the Company on April 6, 2007. See NOTE 5.

On October 1, 2007, the Company entered into a consulting agreement with Charles C. Mottley. Pursuant to the consulting agreement, Mr. Mottley has agreed to provide various services on a consulting basis, including strategic advisory services and corporate financial planning. In consideration for his services, the Company is required to pay Mr. Mottley a consulting fee in the aggregate amount of $300,000 consisting of a one-time payment of $25,000 and monthly installments thereafter, the amount of such monthly payments to be dependent upon the cash availability of the Company.

NOTE 10 - INCOME TAXES

The Company has incurred no current income taxes during the period from July 26, 2002 (inception) through September 30, 2007. At September 30, 2007and 2006, the Company has Federal and state operating loss carry forwards approximating $13,480,000 and $9,280,000 respectively, to reduce future taxable income, if any, and expires at various dates in 2023 through 2027. A valuation allowance has been provided to reduce the net deferred tax asset, as management determined that it is more likely than not that the deferred tax assets will not be realized.

	Year Ended September 30,
	2007	2006
Deferred tax assets	$4,583,779	$3,156,249
Valuation allowance	(4,583,779)	(3,156,249)
Net deferred tax asset after valuation allowance	$—	$—

The following table accounts for the differences between the actual income tax benefit and amounts computed by applying the statutory U.S. federal income tax rate of 34% to loss before income taxes for the years ended September 30:

	Year Ended September 30,
	2007	2006
Tax benefit at the federal statutory rate	$1,427,531	$1,076,203
Increase in valuation allowance	(1,427,531)	(1,076,203)
Income tax benefit (expense)	$—	$—

NOTE 11 - ADOPTION OF 2005 STOCK INCENTIVE PLAN

On June 2, 2005, the Board of Directors adopted the Company’s 2005 Stock Incentive Plan which reserves 8,000,000 shares for issuance under the Plan out of the authorized and unissued shares of par value $0.001 common stock of the Company. On July 8, 2005, the Board of Directors authorized the Company to take the steps necessary to register the Plan shares under a registration statement on Form S-8. On July 19, 2005, the Form S-8 was filed with the SEC for 5,000,000 shares. On October 18, 2007 the Form S-8 was filed with the SEC for the remaining 3,000,000 shares.

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

During quarter ended September 30, 2006, the Company issued 62,500 shares of common stock for $31,250, to shareholders on the exercise of warrants at $0.50 per share. The warrant conversions, pursuant to a Written Action of the Board of Directors on September 29, 2006, also provided for each share of common stock issued under the warrant conversion, a two-year warrant to purchase one share of common stock at an exercise price of $1.37 per share. The warrants are callable under certain circumstances.

The Company filed a Registration Statement on Form SB-2 in January 2006 and became effective on September 20, 2006.

During the quarter ended December 31, 2006 the Company issued 1,500,000 shares of common stock at $0.50 per share pursuant to the terms of conversion of a convertible note payable of $750,000.

In October, 2006 the Company issued 50,000 restricted common shares to accredited investor pursuant to a private placement of securities under Section 4(2) and Rule 506 promulgated under the Securities Act, in an aggregate amount of $25,000.

During quarter ended December 31, 2006, the Company issued 2,090,000 shares of common stock for $1,045,000 to shareholders on the exercise of warrants at $0.50 per share. The warrant conversions, pursuant to a Written Action of the Board of Directors on September 29, 2006, also provided for each share of common stock issued under the warrant conversion, a two-year warrant to purchase one share of common stock at an exercise price of $1.37 per share. The warrants are callable under certain circumstances.

In the April 2007, the Company issued 250,000 shares of its S-8 common stock pursuant to its 2005 Stock Incentive Plan in payment of our CEO’s salary of $175,000 for calendar 2007.

In April 2007, the Company issued 68,000 shares of restricted common stock for $34,000 to a shareholder on the exercise of a warrant at $0.50 per share.

In April 2007 the Company issued 375,000 shares of its S-8 common stock pursuant to its 2005 Stock Incentive Plan in payment of severance benefits to two officers and directors who had resigned.

In April 2007 the Company issued 15,000 shares of its S-8 common stock pursuant to its 2005 Stock Incentive Plan in payment of consulting services performed by a director as authorized by the board of director’s resolution dated April 6, 2007.

In May 2007 the Company issued 7,500 shares of its S-8 common stock pursuant to its 2005 Stock Incentive Plan in payment of compensation.

In June 2007 the Company issued 37,038 shares of its S-8 common stock pursuant to its 2005 Stock Incentive Plan in payment of severance benefits.

In June 2007 the Company issued 28,170 shares of its S-8 common stock pursuant to its 2005 Stock Incentive Plan in payment of compensation.

In July 2007 the Company issued 4,684 shares of its S-8 common stock pursuant to its 2005 Stock Incentive Plan in payment of consulting services.

In July 2007 the Company issued 96,402 shares of its S-8 common stock pursuant to its 2005 Stock Incentive Plan in payment of severance benefits.

In July 2007 the Company issued 36,500 shares of its S-8 common stock pursuant to its 2005 Stock Incentive Plan in payment of compensation.

In August 2007 the Company issued 41,668 shares of its S-8 common stock pursuant to its 2005 Stock Incentive Plan in payment of severance benefits.

In August 2007 the Company issued 22,000 shares of its S-8 common stock pursuant to its 2005 Stock Incentive Plan in payment of compensation.

In August 2007 the Company issued 12,392 shares of its S-8 common stock pursuant to its 2005 Stock Incentive Plan in payment of consulting services.

In September 2007 the Company issued 35,716 shares of its S-8 common stock pursuant to its 2005 Stock Incentive Plan in payment of severance benefits.

In September 2007 the Company issued 22,000 shares of its S-8 common stock pursuant to its 2005 Stock Incentive Plan in payment of compensation.

In September 2007 the Company issued 63,140 shares of its S-8 common stock pursuant to its 2005 Stock Incentive Plan in payment of consulting services.

In September 2007, the Company issued 100,000 shares of restricted common stock for $45,000 to a shareholder on the exercise of a warrant at $0.50 per share.

Warrants

The following table summarizes the warrant activity for the years ended September 30, 2007 and 2006:

	Warrants Outstanding		Warrants Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, September 30, 2005	5,015,000	$0.64	5,015,000	$0.64
Granted	3,643,864	$0.61	3,643,864	$0.60
Exercised	(327,500)	$0.55	(327,500)	$0.55
Expired	(550,000)	$1.25	(550,000)	$1.25

Balance, September 30, 2006	7,781,364	$0.55	7,781,364	$0.55
Granted	2,140,000	$1.37	2,140,000	$1.37
Exercised	-	$-	-	$-
Expired	(2,258,000)	$(0.50)	(2,258,000)	$(0.50)

Balance, September 30, 2007	7,663,364	$0.75	7,663,364	$0.75

The following table summarizes information for warrants outstanding and exercisable at September 30, 2007:

	Warrants Outstanding			Warrants Exercisable
	Weighted Average			Weighted Average
Range of Prices	Number	Remaining Life	Exercise Price	Number	Remaining Life	Exercise Price
$0.50	5,185,864	1.0	$0.50	5,185,864	1.0	$0.50
$0.60	225,000	1.1	$0.60	1,091,667	1.1	$0.60
$0.75	50,000	0.2	$0.75	50,000	0.2	$0.75
$1.31	50,000	1.2	$1.31	50,000	1.2	$1.31
$1.37	2,152,000	1.1	$1.37	2,152,000	1.1	$1.37

	7,663,364	1.0	$0.75	7,663,364	1.0	$0.75

At September 30, 2007, the Company had 6,542,500 warrants outstanding having a right to call feature. These warrants are callable at the Company’s option if (i) the closing sales price of the Company’s common stock is at or above $1.25 - $1.92 per share (subject to adjustment as appropriate for stock splits, stock dividends, stock combinations, etc.) for a period of ten or twenty consecutive days and (ii) the shares of common stock issuable upon exercise of the warrants are covered under an effective registration statement. In such an event, the Company must provide thirty days written notice. At September 30, 2006, 5,288,333 warrants were callable. In the event the warrant holder does not exercise does not exercise the warrant within such thirty-day time period, the warrants are redeemed by the Company at the price per warrant share of $.001.

Options

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

On November 13, 2006 the Board of Directors granted 100,000 ten-year options with an exercise price of $0.83 per share to a new director.

On December 8, 2006 the Board of Directors granted 100,000 ten-year options with an exercise price of $1.20 per share to a new director.

On April 6, 2007 the Board of Directors granted 2,500,000 ten-year options with an exercise price of $0.70 to the new Chief Executive Officer pursuant to his employment agreement.

On April 6, 2007 the Board of Directors granted 250,000 three-year options with an exercise price of $0.70 to a former officer and director pursuant to his severance arrangements.

On April 6, 2007 the Board of Directors granted 200,000 three-year options with an exercise price of $0.70 to a former officer and director pursuant to his severance arrangements.

On May 7, 2007, the Board of Directors granted 1,000,000 ten-year options with an exercise price of $0.50 to the new Chief Financial Officer pursuant to his employment agreement.

On June 11, 2007 the Board of Directors granted 50,000 three-year options with an exercise price of $0.41 to each of the four directors pursuant to the annual board member compensation program. An aggregate of 200,000 options were issued.

On September 26, 2007 the Board of Directors granted 100,000 ten-year options with an exercise price of $0.57 per share to a new director.

On September 26, 2007 the Board of Directors granted 100,000 ten-year options with an exercise price of $0.57 per share to a new director.

The following table summarizes the option activity for the years ended September 30, 2007 and 2006:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, September 30, 2005	1,150,000	$0.56	-	$-
Vested	—	—	575,000	$0.56
Granted	817,000	$1.92	673,000	$1.69
Exercised	(200,000)	$0.63	(200,000)	$.63
Expired	(238,000)	$2.29	-	$-
Balance, September 30, 2006	1,529,000	$1.01	1,048,000	$-

Balance, September 30, 2006	1,529,000	$1.01	1,004,000	$1.24
Vested	—		1,175,000	$0.69
Granted	4,550,000	$0.65	—	$-
Exercised	—	—	—	$-
Expired	(50,000)	$0.41	-	$-
Balance, September 30, 2007	6,029,000	$0.74	2,179,000	$0.95

Weighted average contractual life in years	7.9		5.3

The weighted average fair value of options granted in the year ended September 30, 2007 was $0.65.

The Company has a stock incentive plan under which 8,000,000 shares are reserved for stock and option grants. There were 5,896,897 shares available for grant under the Plan at September 30, 2006, excluding the 6,029,000 options outstanding.

NOTE 13 - SUBSEQUENT EVENTS

On October 1, 2007, the Company entered into a consulting agreement with Charles C. Mottley. Pursuant to the consulting agreement, Mr. Mottley has agreed to provide various services on a consulting basis, including strategic advisory services and corporate financial planning. In consideration for his services, the Company is required to pay Mr. Mottley a consulting fee in the aggregate amount of $300,000 consisting of a one-time payment of $25,000 and monthly installments thereafter, the amount of such monthly payments to be dependent upon the cash availability of the Company.

In October 2007, the Company issued an aggregate 200,000 units, each consisting of one restricted common share and one warrant share, to two accredited investors pursuant to a private placement of securities under Section 4(2) and Rule 506 promulgated under the Securities Act, in an aggregate amount of $100,000. The warrant was issued as a two-year warrant to purchase one share of common stock at an exercise price of $0.60.

In November 2007, the Company issued 100,000 units, each consisting of one restricted common share and one warrant share, to an accredited investor pursuant to a private placement of securities under Section 4(2) and Rule 506 promulgated under the Securities Act, in an aggregate amount of $50,000. The warrant was issued as a two-year warrant to purchase one share of common stock at an exercise price of $0.60.

ITEM 8A.  CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures as of September 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

During the quarter ended September 30, 2007, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

NAME	AGE	POSITION	DIRECTOR SINCE
Kenneth P. Pavlich	53	President, Chief Executive Officer, Director	November 2006

R. William Wilson	50	Chief Financial Officer, Director, Secretary, Treasurer	February 2005

Bruce F. Snyder	67	Director	December 2006

Marvin K. Kaiser	66	Director	September 2007

Donald W. Gentry	64	Director	September 2007

KENNETH P. PAVLICH. Mr. Pavlich has been a director of our Company since November 2006 and was appointed President and Chief Executive Officer on April 6, 2007. On September 26, 2007 he was named acting Chairman following the resignation of Charles C. Mottley. Since 2002, Mr. Pavlich has been the founding and principal officer of Pavlich Associates, which provides consulting services to precious metal, base metal and industrial mineral companies, including the Company. Prior to that time and since 1997, Mr. Pavlich held various senior management positions (including his most recent position as V.P. of Operations) with Oglebay Norton Company. Mr. Pavlich has a Masters Degree in Management and Administrative Science - Finance Concentration from the University of Texas and a Bachelor of Science Degree in Mining Engineering (Summa Cum Laude) from the University of Idaho.

R. WILLIAM WILSON. Mr. Wilson has been a director of our Company since February 2005 and was appointed Chief Financial Officer, Treasurer and Secretary on May 7, 2007. Since 2003, Mr. Wilson has been a principal in Two Dragons Group, LLC, a marketing and business development firm engaging in private equity and merger and acquisition transactions. From 1999 to 2002, Mr. Wilson served as Chief Financial Officer of Pebble Technology, Inc., and from 2002 to 2003, served as its Chief Executive Officer. Prior to that, Mr. Wilson served as an Executive Director and co-founder of Drexel Oceania, LLC, a merchant bank. From 1980 to 1994 he was employed by Westpac Banking Corporation, Australia’s largest financial institution, most recently as Chief Manager (Senior Vice President). Mr. Wilson received his Bachelor of Science degree in Business Administration and Finance from the University of San Francisco in 1979.

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

DONALD W. GENTRY. Mr. Gentry has been a director of our Company since September 2007. Dr. Gentry retired from PolyMet Mining Corporation as its President, Chief Executive Officer, Chairman and Director from 1998 to 2003. He is a retired Professor Emeritus of the Colorado School of Mines, having served that institution from 1972 to 1998 as Professor, Department Head and Dean of Engineering. Dr. Gentry also currently serves on the Boards of Constellation Copper Corporation, Gryphon Gold Corporation and Golden Gryphon Explorations. Earlier in his career, Dr. Gentry held positions with Anaconda Company, Kennecott Copper Corporation, and NL Industries, Inc. as a mining engineer. He has an international reputation as a consulting mining engineer, professional educator and mining executive. His primary interests center on the financial aspects of project evaluation, investment decision analysis, project financing, and corporate investment strategies. He previously served as a Director of Santa Fe Pacific Gold Corporation, Newmont Mining Corporation, and Newmont Gold Company. He was elected President of the Society for Mining, Metallurgy and Exploration, Inc. in 1993 and the American Institute of Mining, Metallurgical and Petroleum Engineers in 1996 and to the National Academy of Engineering in 1996. Dr. Gentry holds degrees from University of Illinois (B.S. in Mining Engineering, 1965), University of Nevada (M.S. in Mining Engineering, 1967), and University of Arizona (Ph.D. in Mining Engineering, 1972).

MARVIN K. KAISER. Mr. Kaiser has been a director of our Company since September 2007. Mr. Kaiser was the Executive Vice President and Chief Administrative Officer of The Doe Run Company, an international natural resource company focused on the mining, smelting, recycling and fabrication of metals, from December 1993 to February 2006. Prior thereto, he was the Chief Financial Officer of: Amax Gold Inc., an NYSE listed company, from 1989 to 1993; Olympic Mining Corporation from 1984 to1989; and, Ranchers Exploration from 1969 to 1984. Prior to that, Mr. Kaiser held positions with a manufacturing firm and a public accounting firm. Mr. Kaiser also serves as a director of Apollo Gold Corporation, Constellation Copper Corporation and Uranium Resources Inc. and formerly was a member of the Board of New West Gold Corporation until its recent acquisition by Fronteer Development. Mr. Kaiser graduated from Southern Illinois University with a Bachelor of Science in Accounting in 1963. He has sat on the SIU - Carbondale School of Accountancy Advisory Board from 1988 to Present, and served as Chair during 2005-2006. He currently sits on the Board of the Southern Illinois University Foundation. Mr. Kaiser also authored the Annual Silver Review for the Engineering & Mining Journal for 16 years.

Audit Committee Financial Expert

On March 9, 2005, we established an audit committee, then consisting of one Board member, Mr. R. William Wilson. The Board of Directors has determined that Mr. Wilson is an “audit committee financial expert” as that term is defined in Item 407(d) (s) of Regulation S-B promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Additionally, Mr. Wilson qualified as an “independent director” as that term is defined in Section 4200(a)(15) of National Association of Securities Dealers’ listing standards or under the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act. At a meeting of the Board of Directors on September 5, 2006, the Board adopted the Audit Committee Charter as presented by the Audit Committee chairman.

On May 7, 2007 Mr. Wilson resigned as the chairman of the audit committee contemporaneous with his appointment as Chief Financial Officer of the Company.

As of December 2007, the audit committee chair and audit committee is vacant. The board of directors anticipates appointing an audit committee chair in the first half of fiscal 2008. Until such time as the audit committee is reconstituted, the entire board shall serve the functions of the audit committee.

Code of Ethics

We have adopted a Code of Ethics for our financial management staff. The Code of Ethics was filed as Exhibit 99.1 to our Annual Report on Form 10-KSB for the year ended September 30, 2003. A copy of the Code of Ethics will be provided, without charge, to any person requesting it in writing, addressed to the attention of the Corporate Secretary, El Capitan Precious Metals, Inc., 1325 Airmotive Way, Suite 276, Reno, Nevada, 89502.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater-than-10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the copies of such forms furnished to us during our fiscal year ending September 30, 2007 and written representations from the executive officers, directors and greater-than-10% beneficial owners of our common stock, the following table shows the transactions for Fiscal 2007 that were not in compliance.

NAME OF FILER:	DESCRIPTION OF TRANSACTION:
Charles C. Mottley
Shares transferred on April 15, 2007 and shares granted on June 1, 2007 reported on June 6, 2007. Option granted on June 11, 2007 reported on June 14, 2007. Shares granted in lieu of salary on August 31, 2007 and September 28, 2007 reported on October 4, 2007.

Kenneth P. Pavlich	Option granted on November 13, 2006 reported on November 16, 2006

Bruce F. Snyder	Option granted on December 8, 2006 reported on December 13, 2006. Purchase on December 18, 2006 reported on June 6, 2007.

R. William Wilson	Stock grant on April 6, 2007 reported on April 18, 2007. Stock grant on August 31, 2007 reported on October 2, 2007.

ITEM 10.  EXECUTIVE COMPENSATION

 Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer during our last completed fiscal year; and (ii) each other individual that served as our executive officer at the conclusion of the fiscal year ended September 30, 2007 and who received in excess of $100,000 in the form of total compensation during such fiscal year (collectively, the “named executives”):

Name and Principal Position	Year	Salary ($)		Option Awards ($)		All Other Compensation ($)		Total Compensation ($)
Kenneth P. Pavlich President, Chief Executive Officer and Director (1)	2007	116,667	(2)	899,713	(3)	66,570	(4)	1,082,950

R. William Wilson Chief Financial Officer, Treasurer, Secretary and Director (5)	2007	64,252	(6)	230,730	(7)	24,821	(8)	319,803

Charles C. Mottley (9) Former President, Chief Executive Officer and Director	2007	119,400				510	(10)	119,910

(1)	Mr. Pavlich was appointed our President and Chief Executive Officer on April 6, 2007.

(2)
On April 16, 2007, the Company issued Mr. Pavlich an aggregate of 250,000 shares of the Company’s common stock in payment of salary for the remainder of calendar year 2007. The shares were valued at $0.70 per share, the market value of the Company’s common stock on the date of grant. See the narrative disclosure below for more detail as to Mr. Pavlich’s employment agreement and compensation.

(3)
Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended September 30, 2007 in accordance with SFAS 123(R), of the vesting of approximately 1,285,304 share options pursuant to the stock option granted to Mr. Pavlich on April 6, 2007 to acquire 2,500,000 shares of the Company’s common stock at an exercise price of $0.70, the fair market value of the Company’s common stock on the date of grant.

(4)
Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended September 30, 2007 in accordance with SFAS 123(R), of the vesting of (i) 100,000 share options pursuant to the stock option granted to Mr. Pavlich on November 13, 2006 to acquire 100,000 shares of the Company’s common stock at an exercise price of $0.83, the fair market value of the Company’s common stock on the date of grant, in consideration of his services as a director and (ii) a director performance stock option granted to Mr. Pavlich on June 11, 2007 to acquire 50,000 shares of the Company’s common stock at an exercise price of $0.41, the fair market value of the Company’s common stock on the date of the grant. This option vests 50% on January 1, 2008 and 50% on January 1, 2009.

(5)	Mr. Wilson was appointed our Chief Financial Officer, Treasurer and Secretary on May 7, 2007.

(6)
 Pursuant to the terms of Mr. Wilson’s employment agreement with the Company, Mr. Wilson’s salary for the fiscal year ended September 30, 2007 consists of (i) a cash salary in the aggregate amount of $48,100 and (ii) 33,670 shares of the Company’s common stock issued. The share component of Mr. Wilson’s salary was issued in increments of 7,000 shares of common stock per month, and were valued at the fair market value of the Company’s common stock on each date of issuance. See the narrative disclosure below for more detail as to Mr. Wilson’s employment agreement and compensation.

(7)
Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended September 30, 2007 in accordance with SFAS 123(R), of the vesting of approximately 461,460 share options pursuant to the stock option granted to Mr. Wilson on May 7, 2007 to acquire 1,000,000 shares of the Company’s common stock at an exercise price of $0.50, the fair market value of the Company’s common stock on the date of grant.

(8)
Amount includes $3,570 recognized for financial statement reporting purposes for the fiscal year ended September 30, 2007 in accordance with SFAS 123(R), of a director performance stock option granted to Mr. Wilson on June 11, 2007 to acquire 50,000 shares of the Company’s common stock at an exercise price of $0.41, the fair market value of the Company’s common stock on the date of the grant. This option vests 50% on January 1, 2008 and 50% on January 1, 2009. Also includes $10,751 directors fees earned by Mr. Wilson from October 1, 2006 through May 6, 2007 and a consulting payment authorized by the board of directors on April 6, 2007 in the form of a stock grant of 15,000 shares valued at $0.70 per share, the fair market value of the Company’s common stock on the date of the grant ($10,500).

(9)
Mr. Mottley served as our President and Chief Executive Officer from March 18, 2003 until his resignation from both positions on April 6, 2007. Prior to the merger of ECPN with DML Services, Inc., Mr. Mottley also served as President and Director of ECPN from November 1, 2002 until the merger on March 18, 2003.

(10)
Amount includes $3,570 recognized for financial statement reporting purposes for the fiscal year ended September 30, 2007 in accordance with SFAS 123(R), of a director performance stock option granted to Mr. Mottley on June 11, 2007 to acquire 50,000 shares of the Company’s common stock at an exercise price of $0.41, the fair market value of the Company’s common stock on the date of the grant. This option was to vest 50% on January 1, 2008 and 50% on January 1, 2009, but expired unvested due to Mr. Mottley’s resignation. The option has been cancelled.

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for all grants, expected life of options using the Simplified Method, expected volatility based on historical trends, a risk-free interest rate using the appropriate term U.S. Treasury rate, and a zero percent (0%) dividend yield (see NOTE 3).

Employment Agreements with Executives

President and Chief Executive Officer

On April 6, 2007, we entered into an employment agreement with Kenneth P. Pavlich relating to his service as our Chief Executive Officer and President. Pursuant to the agreement, we agreed to issue Mr. Pavlich 250,000 shares of the Company’s common stock in payment of Mr. Pavlich’s compensation for the remainder of calendar year 2007, valued on the date of grant at $0.70 per share. The term of the agreement is for two years, with automatic one-year extensions unless either party provides 30 days notice of termination to the other prior to the expiration of the initial term or an extension thereof. Commencing January 1, 2008, and for the remainder of the term of the agreement, Mr. Pavlich will be entitled to a base salary consisting of 25,000 shares of common stock per month, provided the fair market value of the shares issued per month shall not exceed $100,000 based on the value of the average of the daily closing prices of the Company’s common stock during the month of service. Additionally, upon the completion of a sale or other transaction of the Company’s El Capitan property, Mr. Pavlich will be entitled to bonus compensation equal to 0.5% of value received by the Company (and its shareholders, if applicable) in such transaction; provided that, the Company’s consummation of a merger or other consolidation with Gold and Minerals Co., Inc. shall not constitute a transaction whereby the bonus compensation shall apply.

Additionally, on April 6, 2007, Mr. Pavlich was granted an option to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $0.70 per share, the fair market value of the Company’s stock on the date of grant. The option shall vest in five equal amounts of 500,000 shares upon the initial occurrence of each of the certain events as detailed in his employment agreement.

Chief Financial Officer and Treasurer

On May 7, 2007, the Company entered into an employment agreement with Mr. Wilson relating to his service as Chief Financial Officer. Pursuant to the agreement, Mr. Wilson is entitled to a monthly base salary of (i) $10,000 and (ii) the issuance of 7,000 shares of the Company’s common stock; provided that the aggregate value of the base salary for any month shall not exceed $38,000, of which the value of the shares of common stock issued shall be determined by based on the value of the average of the daily closing prices of the Company’s common stock during the month of service. The term of the agreement is for two years, with automatic one-year extensions unless either party provides 30 days notice of termination to the other prior to the expiration of the initial term or an extension thereof. Additionally, upon the completion of a sale or other transaction of the Company’s El Capitan property, Mr. Wilson will be entitled to bonus compensation equal to 0.3% of value received by the Company (and its shareholders, if applicable) in such transaction; provided that, the Company’s consummation of a merger or other consolidation with Gold and Minerals Co., Inc. shall not constitute a transaction whereby the bonus compensation shall apply.

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

Former President and Chief Executive Officer

In March 2003, we executed a two-year employment agreement under which we issued 600,000 shares of Common Stock to Mr. Charles C. Mottley, then our President and a member of our Board of Directors, as incentive compensation for his service. We also agreed to a salary of $20,000 per month, effective January 1, 2003, which, at Mr. Mottley’s option could be satisfied in shares of the Company’s common stock. The agreement also required us to issue 1,500,000 shares of our common stock to Mr. Mottley if the El Capital property was sold prior to March 18, 2005, and in the event such sale was for $150,000,000 or more, we would also be required to grant Mr. Mottley a five-year option to purchase up to 6,000,000 shares of common stock at an exercise price of $1.00 per share. On February 1, 2005, our Board of Directors extended through March 18, 2006 and amended the conditional option provision relating to the El Capitan property, pursuant to which we agreed to grant Mr. Mottley a five-year option to purchase 1,750,000 shares of our common stock at an exercise price of $.75 per share in the event of a sale of the property for consideration in excess of $150,000,000. The agreement expired on March 18, 2006, with no options issued under the agreement.

Other Former Executive Officers

Prior to their resignations in April and May 2007, we did not have formal employment agreements with James Ricketts, then our Secretary, L. Ronald Perkins, then our Vice President in charge of Administration, Marketing and Communication, and Stephen J. Antol, then our Chief Financial Officer and Treasurer. Each received, in consideration for their respective services, $10,000 per month on a month-to-month basis. Prior to January 1, 2006, their salaries were structured as consulting fees, but on such date their compensation was structured as salaries to employees. Each of Messrs. Ricketts, Perkins and Antol accepted accrued back compensation and monthly compensation for June through September 2005 in the Company’s common stock.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding each unexercised option held by each of our named executive officers as of September 30, 2007.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Kenneth P. Pavlich	100,000	—	$0.83	11/13/16
	—	2,500,000	$0.70	4/06/17
	25,000	25,000	$0.41	6/11/10

R. William Wilson	44,000	—	$1.99	3/24/08
	—	1,000,000	$0.50	5/07/17
	100,000	25,000	$0.56	7/21/15
	25,000	—	$0.41	6/11/10

Charles C. Mottley	130,000	—	$1.99	3/24/08
	300,000	—	$0.56	7/21/15

(1)	All options granted pursuant to our 2005 Stock Incentive Plan, as amended.

Severance and Change of Control Arrangements

See “Employment Agreements with Executive Officers” above for a description of the severance and change of control arrangements with Mr. Pavlich and Mr. Wilson.

Our board of directors, or a committee thereof, serving as plan administrator of our 2005 Stock Incentive Plan, has the authority to provide for accelerated vesting of the options granted to our named executive officers and any other person in connection with changes of control of our Company, including: (a) the sale, lease, exchange or other transfer of substantially all of our assets to a non-affiliate; (b) our liquidation or dissolution; (c) subject to certain limitations, if any person becomes the beneficial owner of in excess of 20% of the combined voting power of our outstanding securities having the right to vote at elections of directors; (d) subject to certain limitations, a merger or consolidation whereby our shareholders immediately prior to effective date of such merger or consolidation have beneficial ownership, immediately following the effective date of such merger or consolidation, of securities of the surviving corporation representing less than 80% of the combined voting power of the surviving corporation’s then outstanding securities ordinarily having the right to vote at elections of directors; or (e) if after the date our securities are first sold in a registered public offering, our then existing directors cease to constitute at least a majority of the Board. This description constitutes only a summary of the relevant terms to our 2005 Stock Incentive Plan.

Director Compensation

On July 21, 2005, based upon recommendations from our Compensation Committee, the Board of Directors approved the compensation plan for the Board of Directors. The non-employee directors will be compensated with an annual retainer of $5,000, plus an additional $1,000 for each Board meeting attended by each such director in person plus $500 per month for all Board meetings attended by such director by telephone. In addition, non-employee directors serving as Chairman of the Audit and Compensation Committee shall receive an additional annual retainer of $4,000. Employee directors will not receive fees, or other compensation for service on the board or any committees thereof other than participating in annual stock option awards to board members. All Board members shall be reimbursed for expenses incurred in connection with Board or committee meetings.

On March 24, 2006, we issued R. William Wilson an option to purchase 44,000 shares of our common stock at an exercise price of $1.99 per share as a performance bonus provided to our outside directors. Mr. Wilson’s options vested on September 30, 2006. Pierce Carson, a director at that time, was also issued a similar option, but the option expired unvested upon Mr. Carson’s resignation from the Board in May 2006

On November 13, 2006, Kenneth Pavlich was granted an option to purchase common stock at $0.83 per share (the closing price of the Company’s common stock on the date of his appointment to the Board), such options to vest in two equal installments on January 1, 2007 and July 1, 2007.

On December 8, 2006, Bruce Snyder was granted an option to purchase 100,000 shares of common stock at $1.20 per share (the closing price of the Company’s common stock on the date of his appointment to the Board), such option to vest in two equal installments on January 1, 2007 and July 1, 2007.

On June 11, 2007, we issued each of our then four directors an option to purchase 50,000 shares of our common stock at an exercise price of $0.41 per share as a performance bonus provided to our directors. These options vest 25,000 on January 1, 2008 and 25,000 on January 1, 2009.

On September 26, 2007 we issued Donald W. Gentry and Marvin K. Kaiser each were granted an option to purchase 100,000 shares of common stock at $.057 per share (the closing price of the Company’s common stock on the date of their appointment to the Board) such option to vest in two equal installments on January 1, 2008 and January 1, 2009.

The following table shows the compensation earned by each of our non-employee directors for the year ended September 30, 2007:

Name	Fees Earned or Paid in Cash	Option Awards		All Other Compensation	Total
Bruce F. Snyder	$14,000	23,070	(1)	—	34,070
Donald W. Gentry	1,000	0	(2)	—	1,000
Marvin K. Kaiser	1,000	0	(2)	—	1,000

(1)
Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended September 30, 2007 in accordance with SFAS 123(R) of stock option awards, relating to: (i) a grant of an option on December 8, 2006 to purchase 100,000 shares of our common stock, at an exercise price of $1.20, the fair market value of our common stock on the date of grant, and (ii) a grant of an option on June 11, 2007 to purchase 50,000 shares of our common stock, at an exercise price of $0.41 the fair market value of our common stock on the date of grant pursuant to the terms of our director compensation plan. Assumptions used in the calculation of this amount for non-employees are identified in Note 3 to our financial statements for the year ended September 30, 2007 included elsewhere in this report.

(2)
Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended September 30, 2007 in accordance with SFAS 123(R) of stock option awards, relating to a grant of an option on September 26, 2007 to purchase 100,000 shares of our common stock, at an exercise price of $0.57, the fair market value of our common stock on the date of grant pursuant to the terms of our director compensation plan. Assumptions used in the calculation of this amount for non-employees are identified in Note 3 to our financial statements for the year ended September 30, 2007 included elsewhere in this report.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 21, 2007, the number and percentage of the 80,614,587 shares of issued and outstanding Common Stock which, according to the information supplied to us, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Common	Charles C. Mottley 7811 E. Vaquero Scottsdale, AZ 85258	5,981,779	(1)	7.4%

Common	Kenneth P. Pavlich 1325 Airmotive Way, Suite 276 Reno, NV 89502	438,700	(2)	*

Common	R. William Wilson 1325 Airmotive Way, Suite 276 Reno, NV 89502	255,670	(3)	*

Common	Bruce F. Snyder 1325 Airmotive Way, Suite 276 Reno, NV 89502	145,500	(4)	*

Common	Donald W. Gentry 1325 Airmotive Way, Suite 276 Reno, NV 89502	50,000	(5)	*

Common	Marvin K. Kaiser 1325 Airmotive Way, Suite 276 Reno, NV 89502	50,000	(6)	*

Common	All Officers and Directors as a Group (5 Persons)	939,870		1.2%
				*less than 1.0%

(1)
Includes (i) vested options to purchase 300,000 shares of common stock at an exercise price of $0.56 per share and (ii) vested options to purchase 130,000 shares of common stock at an exercise price of $1.99 per share.

(2)
Includes (i) vested options to purchase 100,000 shares of common stock at an exercise price of $0.83 per share and (ii) vested options to purchase 25,000 shares of common stock at an exercise price of $0.41 per share. Includes 36,700 shares held jointly with spouse and 27,000 shares held indirectly through Keogh Profit Sharing Plan. Does not include unvested options to purchase (i) 2,500,000 shares of common stock at an exercise price of $0.70 per share and (ii) 25,000 shares of common stock at an exercise price of $0.41 per share.

(3)
Includes (i) vested options to purchase 100,000 shares of common stock at an exercise price of $0.56 per share, (ii) vested options to purchase 44,000 shares of common stock at an exercise price of $1.99 and (iii) vested options to purchase 25,000 shares of common stock at an exercise price of $0.41 per share. Does not include unvested options to purchase (i) 1,000,000 shares of common stock at an exercise price of $0.50 per share and (ii) 25,000 shares of common stock at an exercise price of $0.41 per share.

(4)
Includes (i) vested options to purchase 100,000 shares of common stock at an exercise price of $1.20 per share and (ii) vested options to purchase 25,000 shares of common stock at an exercise price of $0.41 per share. Does not include unvested options to purchase 25,000 shares of common stock at an exercise price of $0.41 per share.

(5)
Includes vested options to purchase 50,000 shares of common stock at an exercise price of $0.57 per share. Does not include unvested options to purchase 50,000 shares of common stock at an exercise price of $0.57 per share

(6)
Includes vested options to purchase 50,000 shares of common stock at an exercise price of $0.57 per share. Does not include unvested options to purchase 50,000 shares of common stock at an exercise price of $0.57 per share

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company, Gold and Minerals Co., Inc. and Pavlich Associates, a sole proprietorship of which Kenneth Pavlich, a director, is the principal, entered into the El Capitan Project Representation Agreement, dated June 21, 2006 (the “Agreement”) whereby Pavlich Associates agreed to provide certain consulting services in connection with a sale or certain other transactions (as defined in the Agreement) involving the El Capitan project, at a rate of $125 per hour. In addition, upon completion of a sale or other transaction, Pavlich Associates was to be paid the greater of one-quarter of one percent of the Total Transaction Value (as more specifically defined in the Agreement) or $250,000 (the “Success Payment”). The total of all Success Payments under this Agreement could not exceed $3,000,000. This agreement terminated upon Mr. Pavlich entering into an employment agreement with the Company on April 6, 2007.

Director Independence

In determining whether the members of our Board and its committees are independent, we have elected to use the definition of “independence” set forth by the American Stock Exchange and the standards for independence established by the American Stock Exchange, whereby a majority of the members of a listed company’s board of directors must qualify as “independent” as determined by the board. Our Board of Directors consults with our legal counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in the applicable listing standards of the American Stock Exchange. Consistent with these considerations, and after review of all relevant transactions or relationships between each director, or any of his family members, and El Capitan Precious Metals Inc., its senior management and its independent registered public accounting firm, the Board has determined that Bruce F. Snyder, Marvin K. Kaiser and Donald W. Gentry are independent directors within the meaning of the applicable listing standard of the American Stock Exchange.

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

10.2	Consulting Agreement with Charles C. Mottley dated October 1, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2007).

10.3
Agreement for Consulting Services dated May 11, 2004 by and between the Company and U.S. Canadian Minerals, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB dated September 30, 2004).

10.4
Joint Venture Agreement dated May 11, 2004 by and between U.S. Canadian Minerals, Inc. and the Company (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB dated September 30, 2004).

10.5	2005 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007).

10.6
Purchase Agreement entered into as of October 28, 2005, by and among the Company and Whitebox Intermarket Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 28, 2005).

10.7
Registration Rights Agreement entered into as of October 28, 2005, by and among the Company and Whitebox Intermarket Partners, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 28, 2005).

10.8
Security Agreement entered into as of October 28, 2005, by and among the Company and Whitebox Intermarket Partners, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 28, 2005).

10.9
Consulting Agreement dated August 22, 2005, by and between the Company and Clyde L. Smith (incorporated by reference to Exhibit 10.15 to the Company’s registration statement on Form SB-2/A filed on August 9, 2006).

10.10
Amendment No. 1 to Consulting Agreement dated October 25, 2005 by and between the Company and Clyde Smith (incorporated by reference to Exhibit 10.16 to the Company's registration statement on Form SB-2/A filed on August 9, 2006.)

10.11
El Capitan Project Representation Agreement dated September 27, 2005 by and between the Company and Pavlich Associates (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form SB-2/A filed on August 31, 2006).

10.12
Amendment to El Capitan Project Representation Agreement dated March 1, 2006 (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form SB-2/A filed on August 31, 2006).

10.13
El Capitan Project Representation Agreement dated June 21, 2006 by and among the Company, Gold and Minerals and Pavlich Associates (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form SB-2/A filed on August 31, 2006).

10.14	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 5, 2006).

10.15	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated September 5, 2006).

10.16
Bonus Program relating to the sale of the El Capitan property as adopted by the Board on January 25, 2007 (incorporated by reference to Exhibits 10.1 to the Company’s Current Report on Form 8-K dated January 31, 2007).

10.17	Employment agreement dated April 30, 2007 with Kenneth P. Pavlich (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2007).

10.18	Employment agreement with R. William Wilson dated May 4, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10 2007).

23.2	Consent of AuRIC Metallurgical Labs.

23.3	Consent of Michael J. Wendell

23.4	Consent of Mike Thomas

31.1	Certification of Kenneth P. Pavlich pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of R. William Wilson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Kenneth P. Pavlich pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of R. William Wilson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1
El Capitan Precious Metals, Inc. Code of Ethics for Senior Financial Management (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 10-KSB for the fiscal year ended 9/30/03 and filed on 2/13/04).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees billed to the Company Epstein Weber and Conover, PLC, for the audit of our year ended September 30, 2006:

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

The following table summarizes the aggregate fees billed to the Company by Epstein Weber and Conover, PLC and Malone & Bailey P.C.in related to the audit and quarterly reviews of the Company for the fiscal year ended September 30, 2007:

Year Ended September 30, 2007
Audit Fees	$32,950
Audit-Related Fees	$0
Tax Fees	$0
Total	$32,950

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E L CAPITAN PRECIOUS METALS, INC.

By:	/s/ Kenneth P. Pavlich
Kenneth P. Pavlich
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kenneth P. Pavlich	President and Chief Executive Officer	December 31, 2007
Kenneth P. Pavlich	(Principal Executive Officer)

/s/ R. William Wilson	Chief Financial Officer, Treasurer,	December 31, 2007
R. William Wilson	Secretary, Director (Principal Financial and Accounting Officer)

/s/ Bruce F. Snyder	Director	December 31, 2007
Bruce F. Snyder

/s/ Donald W. Gentry	Director	December 31, 2007
Donald W. Gentry

/s/ Marvin K. Kaiser	Director	December 31, 2007
Marvin K. Kaiser