Form 10QSB
period 2007-12-31
EL CAPITAN PRECIOUS METALS INC
filed 2008-02-14
CIK 1135202

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 81,194,675 shares of common stock, par value $0.001, issued and outstanding as of February 11, 2007.

Transitional Small Business Disclosure Format (Check one):      YES  ☐     NO ☒

El Capitan Precious Metals, Inc.
Form 10-QSB for the Quarter Ended December 31, 2007

Table of Contents

		Page

PART I	Financial Information

Item 1.	Financial Statements
	Consolidated Balance Sheet as of December 31, 2007 (Unaudited) and September 30, 2007	F-1
	Consolidated Statements of Expenses for the three months ended	F-2
	December 31, 2007 and 2006 and from July 26, 2002 (Inception)
	to December 31, 2007 (Unaudited)
	Consolidated Statements of Stockholders’ Deficit from July 26, 2002 (Inception)	F-3
	to December 31, 2007 (Unaudited)
	Consolidated Statements of Cash Flows for the three months ended	F-4
	December 31, 2007 and 2006 and from July 26, 2002 (Inception)
	to December 31, 2007 (Unaudited)
	Notes to the Unaudited Consolidated Financial Statements	F-6

Item 2.	Management’s Discussion and Analysis or Plan of Operations	1

Item 3.	Controls and Procedures	5

PART II	Other Information	5

Item 2.	Changes in Securities	5

Item 6.	Exhibits	6

SIGNATURES		7

CERTIFICATIONS

i

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS
CURRENT ASSETS :	December 31, 2007 (Unaudited)	September 30, 2007
Cash	$89,881	$90,329
Miscellaneous receivable	8,739	8,096
Prepaid expenses	27,353	45,530
Due from affiliated company	33,820	72,270
Total Current Assets	159,793	216,225

FURNITURE AND EQUIPMENT, NET	68,002	75,714

OTHER ASSETS:
Investment in El Capitan, Ltd.	788,808	788,808
Deposits	31,108	31,108
	$1,047,711	$1,111,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$170,880	$348,507
Accrued liabilities	41,535	36,785
Interest payable	49,750	49,750
Short term debt	13,712	30,071
Total Current Liabilities	275,877	465,113

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.001 par value; 5,000,000 shares
Authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 80,824,868 and 79,752,119 issued and outstanding at December 31, 2007 and September 30, 2007 respectively	80,830	79,754
Additional paid-in capital	16,071,060	15,188,972
Deficit accumulated during the exploration stage	(15,380,056)	(14,621,984)
Total Stockholders’ Equity	771,834	646,742
	$1,047,711	$1,111,855

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF EXPENSES
(Unaudited)
	Three months ended December 31,		Period From July 26, 2002 (Inception)
	2007	2006	Through December 31, 2007

OPERATING EXPENSES:
Professional fees	36,971	52,901	3,314,856
Officer compensation	98,890	126,000	2,192,313
Administrative consulting fees	-	30,000	1,083,875
Management fees, related parties	-	-	320,500
Legal and accounting fees	70,584	32,246	948,027
Exploration	53,643	138,756	2,010,561
Expenses associated with issuance of options and warrants	1,125	708,525	1,059,250
Stock based compensation expenses	420,933	-	1,776,033
Other general and administrative	77,810	69,769	947,865
	(759,956)	(1,158,197)	(13,653,280)
LOSS FROM OPERATIONS	(759,956)	(1,158,197)	(13,653,280)

OTHER INCOME (EXPENSE):
Interest income	2,763	5,044	38,423
Interest expense:
Related parties	-	-	(28,220)
Other	(879)	(12,898)	(346,123)
Expenses associated with debt issuance and conversion	-	-	(281,457)
Accretion of notes payable discounts	-	(149,216)	(1,109,399)
	1,884	(157,070)	(1,726,776)
NET LOSS	(758,072)	(1,315,267)	(15,380,056)

Basic and diluted net loss per common share	(0.01)	(0.02)

Weighted average number of common shares outstanding	80,363,512	76,406,610

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For The Period July 26, 2002 (Inception) to December 31, 2007

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid in Capital	Deficit Accumulated During The Exploration Stage	Total
Initial Issuance of Common Stock	3,315,000	$3,315	-	$(3,306)	$-	$9
Net loss, period ended	-	-	-	-	(21,577)	(21,577)
Balances at September 30, 2002	3,315,000	3,315	-	(3,306)	(21,577)	(21,568)

Issuance of common stock to Gold and Minerals Company, Inc. in connection with purchase of interests in assets of El Capitan, Ltd. In November 2002	35,685,000	35,685	-	(35,663)	-	22
Acquisition of DML Services on March 17, 2003	6,720,000	6,720	-	(56,720)	`	(50,000)
Common stock issued for notes payable	525,000	525	-	16,975	-	17,500
Common stock and warrants issued for services	150,000	150	-	188,850	-	189,000
Common stock issued for compensation	2,114,280	2,115	-	847,885	-	850,000
Issuance of common stock to Gold and Minerals Company, Inc. in connection with purchase of COD property in August 2003, $0.00 per share	3,600,000	3,600	-	(3,600)	-	-
Net loss, year ended September 30, 2003	-	-	-	-	(1,561,669)	(1,561,669)
Balances at September 30, 2003	52,109,280	$52,110	$-	$954,421	$(1,583,246)	$(576,715)

Cost associated with warrants and options issued	-	-	-	108,000	-	108,000
Common stock issued for compensation	3,650,164	3,650	-	516,350	-	520,000
Common stock issued for services	1,590,500	1,591	-	278,806	-	280,397
Common stock issue for notes payable	2,319,672	2,319	-	571,049	-	573,368
Common stock issued for acquisition of Weaver property interest in July 2004	3,000,000	3,000	-	(3,000)	-	-
Stock subscriptions	-	-	50,000	-	-	50,000
Net loss, year ended September 30, 2004	-	-	-	-	(1,314,320)	(1,314,320)
Balances at September 30, 2004	62,669,616	$62,670	$50,000	$2,425,626	$(2,897,566)	$(359,270)

Subscribed stock issued	200,000	$200	$(50,000)	49,800	-	$-
Common stock issued for services	2,241,422	2,241	-	1,234,640	-	1,236,881
Common stock sold in private placement	3,865,000	3,865	-	1,934,272	-	1,938,137
Common stock issued for notes payable	432,701	433	-	172,647	-	173,080
Beneficial conversion of notes payable	-	-	-	21,635	-	21,635
Cost associated with warrants and options issued	10	-	-	113,452	-	113,452
Net loss, year ended September 30, 2005	-	-	-	-	(3,244,841)	(3,244,841)
Balances at September 30, 2005	69,408,749	$69,409	$-	$5,952,072	$(6,142,407)	$(120,926)

Common stock issued for services	562,731	562	-	386,574	-	387,136
Common stock sold in private placement	2,189,697	2,190	-	1,158,775	-	1,160,965
Common stock issued for notes payable	2,124,726	2,125	-	1,276,447	-	1,278,572
Costs associated with warrants and options issued	-	-	-	1,182,390	-	1,182,390
Common stock issued for exercise of options and warrants	498,825	499	-	175,929	-	176,428
Common stock issued for compensation	112,181	112	-	174,888	-	175,000
Net loss for year ended September 30, 2006	-	-	-	-	(4,041,802)	(4,041,802)
Balances, September 30, 2006	74,896,909	$74,897	$-	$10,307,075	$(10,184,209)	$197,763

Stock issued for conversion of notes payable	1,500,000	1,500	-	748,500	-	750,000
Common stock sold in private placement	50,000	50	-	24,950	-	25,000
Common stock sold by the exercise of warrants and options	2,258,000	2,258	-	1,121,742	-	1,124,000
Common stock issued for compensation	951,994	953	-	594,099	-	595,052
Common stock issued for services	95,216	96	-	62,809	-	62,905
Cost associated with issuance of warrants and options			-	2,329,797	-	2,329,797
Net loss, year ended September 30, 2007	-	-	-	-	(4,437,775)	(4,437,775)
Balances, September 30, 2007	79,752,119	$79,754	$-	$15,188,973	$(14,621,984)	$646,742

Common stock sold in private placement	300,000	300	-	111,618	-	111,918
Warrants issued with common stock sold			-	38,082	-	38,082
Common stock sold by the exercise of warrants and options	100,000	100	-	42,900	-	43,000
Common stock issued for compensation	168,146	169	-	68,721	-	68,890
Common stock issued for services	504,603	507	-	199,833	-	200,340
Cost associated with issuance of warrants and options			-	420,933	-	420,933
Net loss, quarter ended December 31, 2007	-	-	-	-	(758,072)	(758,072)
Balances, December 31, 2007	80,824,868	$80,830	$-	$16,071,060	$(15,380,056)	$771,834

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31		Period From July 22, 2002 (Inception) Through December 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(758,072)	$(1,315,267)	$(15,380,056)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Costs associated with common stock, options and warrants	420,933	708,525	6,752,462
Beneficial conversion feature of notes payable	-	-	225,207
Non-cash expense with affiliate	-	-	7,801
Non-cash compensation expense	269,230		927,188
Accretion of discount on notes payable	-	149,217	1,149,588
Loss on sale of fixed assets	-	-	11,209
Provision for uncollectible note receivable	-	-	62,500
Depreciation	8,138	5,392	53,567
Changes in operating assets and liabilities:
Advance to officer	-	-	-
Miscellaneous receivable	(642)	-	(6,348)
Interest receivable	-	-	(13,611)
Prepaid expenses	18,177	39,264	(27,354)
Expense advances on behalf of affiliated company	38,450	(123,530)	(596,810)
Deposits	-	600	(31,108)
Accounts payable	(165,111)	(93,052)	165,177
Accounts payable - Related Party	(12,517)	-	336
Accrued liabilities	4,750	(74,757)	153,671
Interest payable, other	(16,359)	(27,316)	21,082
Net Cash (Used in) Operations	(193,023)	(730,924)	(6,525,499)
CASH FLOWS FROM INVESTING ACTIVITIES:			-
Purchase of property interest	-	-	(100,000)
Purchase of furniture and equipment	(425)	-	(147,169)
Purchase of Automotive	-	-	12,001
Issuance of notes receivable	-	-	(249,430)
Payments received on notes receivable	-	-	66,930
Cash paid in connection with acquisition of DLM Services, Inc.	-	-	(50,000)
Net Cash (Used in) Investing Activities	(425)	-	(467,668)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	150,000	881,250	3,456,706
Costs associated with the sale of stock	-	-	(19,363)
Proceeds from notes payable, related parties	-	-	219,900
Stock subscriptions received	-	-	-
Proceeds from warrant exercise	43,000	-	1,166,900
Proceeds from notes payable, other	-	-	2,376,829
Repayment of notes payable, related parties	-	-	(61,900)
Repayment of notes payable, other	-	-	(56,024)
Net cash Provided by Financing Activities	193,000	881,250	7,083,048

NET CHANGE IN CASH AND CASH EQUIVALENTS	(448)	150,326	89,881

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	90,329	207,133	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	89,881	357,459	89,881

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,
SUPPLEMENTAL CASH FLOW INFORMATION:	2007	2006
Cash paid for interest	$879	$39,516
Cash paid for income taxes	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Costs associated with options and warrants issued	420,933	708,525
Stock based compensation	269,230	-
Conversion of notes payable and accrued interest for the issuance of common stock	-	300,000

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of El Capitan Precious Metals, Inc. (“El Capitan” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in El Capital Precious Metals, Inc.'s Annual Report for the fiscal year ended September 30, 2007 on Form 10-KSB filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the form 10−KSB have been omitted.

Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming El Capitan will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. El Capitan is an exploration stage company and since its inception has had no revenues and through December 31, 2007, has incurred recurring losses aggregating $15,380,056 during the exploration stage. In addition, El Capitan does not have a revolving credit facility with any financial institution. These factors raise substantial doubt about El Capitan’s ability to continue as a going concern. The ability of El Capitan to continue as a going concern is dependent on raising additional capital, negotiating adequate financing arrangements and on achieving sufficiently profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should El Capitan be unable to continue as a going concern.

NOTE 3 - DUE FROM AFFILIATES

During the period October 2007 through December 2007, El Capitan made net payments on behalf of Gold & Minerals Co., Inc. (“Minerals”) aggregating to $99,638 relating to costs incurred by El Capitan Limited (“ECL”) on the El Capitan property site. Pursuant to a verbal agreement with Minerals effective October 1, 2004, costs incurred by ECL at the El Capitan site are to be split between the companies in accordance with their percentage ownership interest in ECL, of which El Capitan holds a 40% equity interest and Minerals holds the remaining 60% equity interest. Through December 31, 2007, Minerals has reimbursed El Capitan $65,818 of the advanced costs leaving a balance due to El Capitan of $33,820.

NOTE 4 - STOCKHOLDERS’ EQUITY

Issuances of Common Stock, Warrants and Options

Common Stock

In October 2007, in consideration of an aggregate of $100,000, the Company issued an aggregate 200,000 units, each consisting of one restricted common share and one warrant share, to two accredited investors pursuant to a private placement of securities under Section 4(2) and Rule 506 promulgated under the Securities Act. The two-year warrant has an exercise price of $0.60 per share. The warrants are not callable. The proceeds were allocated based on the relative fair market value of the common stock issue in relation to the equity raise and the warrants. The relative fair market value of the warrants was $30,282. Black-Scholes was used to estimate the fair market value of the warrants.

In November 2007, in consideration of an aggregate of $50,000, the Company issued 100,000 units, each consisting of one restricted common share and one warrant share, to an accredited investor pursuant to a private placement of securities under Section 4(2) and Rule 506 promulgated under the Securities Act. The two-year warrant has an exercise price of $0.60 per share. The warrant is not callable. The proceeds were allocated based on the relative fair market value of the common stock issue in relation to the equity raise and the warrants. The relative fair market value of the warrant was $7,800. Black-Scholes was used to estimate the fair market value of the warrants.

During quarter ended December 31, 2007, the Company issued 100,000 shares of common stock for $43,000 to shareholders on the exercise of warrants at an average price of $0.43 per share.

During the quarter ended December 31, 2007, the Company issued 504,603 shares of common stock pursuant to its 2005 Stock Incentive Plan in payment of consulting services.

During the quarter ended December 31, 2007, the Company issued 147,146 shares of common stock pursuant to its 2005 Stock Incentive Plan in payment of severance benefits.

During the quarter ended December 31, 2007, the Company issued 21,000 shares of common stock pursuant to its 2005 Stock Incentive Plan in payment of compensation to its executives.

Warrants

During the three months ended December 31, 2007, El Capitan issued warrants to purchase an aggregate of 300,000 shares of its common stock. The following table summarizes warrant activity for the three months ended December 31, 2007:

	Warrants Outstanding		Warrants Exercisable
		Weighted Average Exercise Price		Weighted Average Exercise Price
Balance, September 30, 2007	7,663,364	$0.75	7,663,364	$0.75
Granted	300,000	0.60	300,000	0.60
Cancelled	(1,175,000)	—	(1,175,000)	—
Exercised	(100,000)	(0.43)	(100,000)	(0.43)

Balance, December 31 2007	6,688,364	0.79	6,688,364	0.79

Weighted average contractual life in years	0.8		0.8

Aggregate intrinsic value	$-		$-

At December 31, 2007, the Company had outstanding warrants to purchase 5,317,500 shares of common stock which had a right to call feature. These warrants are callable at the Company’s option if (i) the closing sales price of the Company’s common stock is at or above $1.25 - $1.92 per share (subject to adjustment as appropriate for stock splits, stock dividends, stock combinations, etc.) for a period of ten or twenty consecutive days and (ii) the shares of common stock issuable upon exercise of the warrants are covered under an effective registration statement. In the event of a call, the Company must provide thirty days’ written notice to the warrant holder. At September 30, 2007, warrants to purchase 6,542,500 shares of common stock were callable. In the event the warrant holder does not exercise the warrant within such thirty-day time period, the warrants are redeemed by the Company at the price per warrant share of $.001.

Options

There was no option activity for the three months ended December 31, 2007. The following table sets forth certain terms of our outstanding options and exercisable options as of September 30, 2007 and December 31, 2007:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, September 30, 2007	6,029,000	$0.74	2,179,000	$0.95
Vested	—		—
Granted	—		—
Exercised	—		—
Expired	—		—
Balance, December 31, 2007	6,029,000	$0.74	2,179,000	$0.95

Weighted average contractual
life in years	7.6		5.0

Aggregate intrinsic value	$-		$-

The aggregate intrinsic value in the warrant and option tables above represents total pretax intrinsic value (the difference between El Capitan’s closing stock price on December 31, 2007 and the exercise price, multiplied by the number of in-the-money warrants or options) that would have been received by the warrant or option holders had all warrant or option holders exercised their warrants or options on December 31, 2007. These amounts change based on the fair market value of El Capitan’s stock. The intrinsic value of warrants exercised for the three months ended December 31, 2007, was zero. El Capitan issues new shares of common stock upon the exercise of warrants or options.

El Capitan recognized $420,933 in compensation expense for the quarter. At December 31, 2007, El Capitan has $546,551 of unrecognized compensation expense related to options issued that will be recognized over the next fifteen months.

El Capitan has a stock incentive plan under which 8,000,000 shares are reserved for stock and option grants. There were 5,224,248 shares available for grant under the Plan at December 31, 2007, excluding the 6,029,000 options outstanding.

NOTE 6 - SUBSEQUENT EVENTS

In January 2008, El Capitan received $33,820 from Minerals for payment on the amounts advanced on its behalf for the El Capitan project.

On January 23, 2008 El Capitan issued 120,000 shares of common stock pursuant to its 2005 Stock Incentive Plan in payment of compensation.

On January 31, 2008, El Capitan issued 157,199 shares of common stock pursuant to its 2005 Stock Incentive Plan in payment of consulting services.

On January 31, 2008, El Capitan issued 60,608 shares of common stock pursuant to its 2005 Stock Incentive Plan in payment of severance benefits.

On January 31, 2008, El Capitan issued 32,000 shares of common stock pursuant to its 2005 Stock Incentive Plan in payment of compensation.

On February 13, 2008, El Capitan signed a merger agreement to acquire Minerals. Minerals shareholders will receive common stock from El Capitan in exchange for Minerals’ stock. Pursuant to the merger agreement, a total of 118,965,000 shares of El Capitan’s common stock will be issued to Minerals’ shareholders; however, the number of ECPN shares to be issued is subject to a working capital adjustment. The companies currently estimate that the exchange rate will be approximately 1.4 shares of El Capitan’s common stock for each share of Minerals common stock.

Item 2 - Management’s Discussion and Analysis and Plan of Operation

THIS FORM 10-QSB MAY CONTAIN CERTAIN “FORWARD-LOOKING” STATEMENTS AS SUCH TERM IS DEFINED BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE COMPANY’S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE COMPANY’S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS “MAY”, “EXPECT”, “BELIEVE”, “ANTICIPATE”, “INTENT”, “COULD”, “ESTIMATE”, “MIGHT”, “PLAN”, “PREDICT” OR “CONTINUE” OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE COMPANY’S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO ACQUISITIONS, GOVERNMENTAL REGULATION, MANAGING AND MAINTAINING GROWTH, THE OPERATIONS OF THE COMPANY AND ITS SUBSIDIARIES, VOLATILITY OF STOCK PRICE AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER COMPANY FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY DOES NOT INTEND OR UNDERTAKE TO UPDATE THE INFORMATION IN THIS FORM 10-QSB IF ANY FORWARD-LOOKING STATEMENT LATER TURNS OUT TO BE INACCURATE. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION PRESENTED IN THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED SEPTEMBER 30, 2007.

RESULTS OF OPERATIONS

Operating Results for the Three Months Ended December 31, 2007 and 2006

Revenues

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until one of our properties is sold. There is no guaranty that we will achieve proven viable precious metals at any of our property site locations.

Expenses and Net Loss

Our operating expenses decreased by $398,241 from $1,158,197 for the three months ended December 31, 2006 to $759,956 for the three months ended December 31, 2007. The decrease is primarily attributable to a decrease in warrant and option expenses, exploration costs, other general and administrative costs, and costs related to debt issuance and interest. These were offset by a net increase in cash and stock compensation costs and an increase in professional expenses.

Our total net loss for the three months ended December 31, 2007 decreased to $758,072 from a net loss of $1,315,267 incurred for the comparable three-month period ended December 31, 2006. The decrease in loss for the current period is attributable to the aforementioned decreases in expenses.

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

On July 19, 2007, we announced that we had submitted a Plan of Operation for continued exploration on a 2,000 acre parcel within our 7,000 acre El Capitan claim block near Capitan, New Mexico. The existing 6.1 million gold-equivalent ounce Measured Resource (Canadian National Instrument 43-101 standard) is contained within a 200 acre parcel of this defined exploration zone. We do not have "reserves" as defined by Industry Guide 7 of the SEC, and it is possible we may never have reserves. Previous exploration efforts have focused on private, patented land and nearby federal claims. However, the unconventional permitting approach used in those efforts severely limited the opportunity for exploration expansion of the deposit, and ultimately curtailed exploration activity since May 2006.

In order to insure timely and appropriate permitting, we hired an experienced, New Mexico headquartered, environmental services firm, GL Environmental, to manage this effort. When the permit is granted, it will provide the opportunity for a professional and methodical investigation into the additional geologic potential of this portion of our holdings without requiring further time-consuming permitting efforts. The area being permitted will allow access to a number of high-potential targets identified through previous surface sampling and remote sensing efforts, as well as to the prospective area to the west of the existing deposit, which remains open to geologic resource extension. This U.S. Forest Service permitting effort, governed by the National Environmental Policy Act (NEPA) of 1972, is a robust process that will take a minimum of four months, as prescribed by regulations. However, the typical process generally takes somewhat longer than the prescribed time frame, and is dependent upon a number of factors outside of our control, including, without limitation, governmental approvals, licensing and permitting, as well as potential opposition by third parties. Consequently, exploration activity is not likely to resume until the 2nd half of 2008. Concurrently, GL Environmental has submitted a permit application with the New Mexico Mining & Minerals Division. Both permits must be approved prior to the commencement of drilling activity.

On August 8, 2007, we announced that we had agreed to merger terms with Gold and Minerals Co., Inc. (“Minerals”). On February 13, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with El Capitan Acquisition Company, a Nevada subsidiary and our wholly owned subsidiary (“MergerCo”), Minerals and Larry Lozensky, a shareholder and President of Minerals, pursuant to which, at the effective time of the merger, (i) MergerCo will merge with and into Minerals and (ii) Minerals will be the surviving company to the merger and our wholly owned subsidiary (the transaction shall be referred to herein as the “Merger”). Pursuant to the Merger Agreement, in consideration of 100% of the outstanding shares of capital stock of Minerals, the shareholders of Minerals will receive an aggregate of 118,965,000 shares of our common stock at the effective time of the Merger, subject to a working capital adjustment that will be determined at the closing of the Merger. Assuming no working capital adjustment is required, based upon our currently outstanding shares of capital stock on a fully diluted basis (assuming the conversion or exercise of our outstanding derivative securities prior to completion of the Merger), the shareholders of Minerals will hold approximately 56% of our outstanding capital stock immediately after the effective time of the Merger (assuming we do not issue any additional shares of common stock or additional derivative securities). Minerals’ primary asset is a 60% ownership in El Capitan, Limited, the company that holds the El Capitan deposit and its related assets. We currently control the remaining 40% of El Capitan, Limited. The consummation of the merger is subject to a number of conditions, including, without limitation, the satisfaction of due diligence by the parties, Minerals’ shareholder approval, completion and effectiveness of a registration statement, and other standard conditions in similar transactions. The companies expect to complete the merger in the first half of 2008.

Additional Information About the Merger and Where to Find It

An offer of securities in the United States pursuant to a business combination transaction will only be made through a prospectus which is part of an effective registration statement filed with the Securities and Exchange Commission (the “SEC”). In connection with the proposed merger with Minerals, we will file a registration statement on Form S-4, which will constitute a proxy statement of Minerals that also constitutes a prospectus of El Capitan, and other documents with the SEC. Such registration statement, however, is not currently available. SHAREHOLDERS ARE URGED TO READ THE DEFINITIVE REGISTRATION STATEMENT ON FORM S-4 AND OTHER RELEVANT DOCUMENTS FILED OR THAT WILL BE FILED WITH THE SEC, INCLUDING THE PROXY STATEMENT/PROSPECTUS THAT WILL BE PART OF THE DEFINITIVE REGISTRATION STATEMENT ON FORM S-4, WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT US, MINERALS AND THE PROPOSED MERGER. Once filed, shareholders and investors will be able to obtain these documents, as well as other filings containing information about us and Minerals, without charge at the SEC’s website (http://www.sec.gov). Copies of our filings will also be available, without charge, once they are filed with the SEC by directing a request to our Investor Relations at (775) 201-0168 or info@ElCapitanPMi.com.

Liquidity

As of December 31, 2007, we had $89,881 of cash on hand. We will be required to raise additional capital in equity or financing transactions in order to satisfy our expected cash expenditures. At December 31, 2007, based upon our current cash utilization rate, we have cash to fund three months of operations.

Historically we have not generated any revenues from operations and have generated interest income revenue on a nominal basis. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred losses from inception to date. Our primary source of funds used during the fiscal year ended September 30, 2007 was from the sale of and issuance of equity securities during fiscal 2006 and 2007.

In a private placement that closed in October 2005, we issued 2,353,333 units, each consisting of one share of our common stock and one common stock purchase warrant, for aggregate gross proceeds of $941,333, which includes the conversion of a $300,000 secured convertible debenture note payable which was rolled into the placement.

On October 28, 2005, we issued an 8 % secured convertible debenture note for $750,000 to an investment company. The note had a maturity of one and one-half years and was convertible into common stock at $0.50 per share. In connection with the financing, we also issued a five-year warrant for 500,000 shares of common stock at $0.60 per share and was collateralized by 2,160,000 shares of the US Canadian common stock that we own. We also issued a five-year warrant for 225,000 shares of common stock at $0.60 per share as a finder’s fee. In November 2006, we issued 600,000 shares of common stock at $0.50 per share for a partial conversion of this note pursuant to the terms of conversion of the convertible note payable.

On January 20, 2006, we issued a second 8 % secured convertible debenture note for $550,000 to the holder of the previous convertible debenture. The note had a maturity of one and one-half years and was convertible into common stock at $0.50 per share. In connection with the financing, we also issued a five-year warrant for 366,667 shares of common stock at $0.60 per share and was also collateralized by the 2,160,000 shares of the US Canadian common stock that we own. In September 2006, we issued 1,100,000 shares of common stock at $0.50 per share pursuant to the terms of conversion of the entire outstanding balance of the convertible note payable.

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

For aggregate gross proceeds of $150,000, in a private placement that closed in October and November 2007, we issued 300,000 units, each consisting of one share of our common stock and one warrant to purchase a share of common stock at an exercise price of $0.60 per share.

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

Factors Affecting Future Operating Results

We have generated no revenues, other than interest income, since inception. As a result, we have only a limited operating history upon which to evaluate our future potential performance. Our potential must be considered by evaluation of all risks and difficulties encountered by new companies which have not yet established business operations.

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

Off-Balance Sheet Arrangements

During the quarter ended December 31, 2007, we did not engage in any off balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

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

SFAS No. 123R applies to all awards granted after the required amended effective date and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply to SFAS No. 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for prior periods adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. As a result, beginning in our fiscal quarter starting October 2006, we have adopted SFAS No. 123R and begun reflecting the stock option expense determined under fair value based methods in our income statement rather than a pro forma disclosure in the notes to the financial statements. The effect of adopting SFAS No. 123R was similar to the effect presented in our pro forma disclosure related to SFAS No. 123.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This statement replaces APB opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transaction provision. When a pronouncement includes specific transaction provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Consequently, we have adopted the provisions of SFAS No. 154 for the fiscal year beginning October 1, 2006. The adoption of the provisions of SFAS No. 154 did not have a material impact on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109 and provides guidance on recognizing, measuring, presenting and disclosing in the financial statements tax positions that a company has taken or expected to take on a tax return. FIN 48 is effective for us as of July 1, 2007. The adoption of the provisions of FASB Interpretation No. 48 did not have a material impact on our consolidated financial statements.

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

Item 3 - Controls and Procedures

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures as of December 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

During the quarter ended December 31, 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 2 - Changes in Securities

During the quarter ended December 31, 2007, we issued 100,000 shares of common stock for aggregate cash proceeds of $43,000 to shareholders on the exercise of warrants at an average price of $0.43 per share.

Item 6 - Exhibits

(a)   Exhibits

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

Dated: February 14, 2008	EL CAPITAN PRECIOUS METALS, INC.

	By:	/s/ Kenneth P. Pavlich
Kenneth P. Pavlich
President, Chief Executive Officer and Director

Dated: February14, 2008	By:	/s/ R. William Wilson
R. William Wilson
Chief Financial Officer