Form 10QSB
period 2008-03-31
EL CAPITAN PRECIOUS METALS INC
filed 2008-05-15
CIK 1135202

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 82,777,513 shares of common stock, par value $0.001, issued and outstanding as of May 12, 2008.

Transitional Small Business Disclosure Format (Check one):      YES  ☐     NO ☒

i

El Capitan Precious Metals, Inc.
Form 10-QSB for the Quarter Ended March 31, 2008

Table of Contents

		Page

PART I	Financial Information

Item 1.	Financial Statements
	Consolidated Balance Sheet as of March 31, 2008 and September 30, 2007 (Unaudited)	F-1
	Consolidated Statements of Expenses for the three months ended and six months ended	F-2
	March 31, 2008 and 2007 and from July 26, 2002 (Inception)
	to March 31, 2008 (Unaudited)
	Consolidated Statements of Stockholders’ Deficit from July 26, 2002 (Inception)	F-3
	to March 31, 2008 (Unaudited)
	Consolidated Statements of Cash Flows for the six months ended	F-4
	March 31, 2008 and 2007 and from July 26, 2002 (Inception)
	to March 31, 2008 (Unaudited)
	Notes to the Unaudited Consolidated Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis or Plan of Operations	1

Item 3A(T).	Controls and Procedures	5

PART II	Other Information	6

Item 2.	Changes in Securities	6

Item 6.	Exhibits	6

SIGNATURES		7

i

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

ASSETS
CURRENT ASSETS :	March 31, 2008	September 30, 2007 (Note 1)
Cash	$5,691	$90,329
Miscellaneous receivable	9,745	8,096
Prepaid expenses	9,176	45,530
Due from affiliated company	129,506	72,270
Total Current Assets	154,118	216,225

FURNITURE AND EQUIPMENT, NET	68,023	75,714

OTHER ASSETS:
Investment in El Capitan, Ltd.	788,808	788,808
Deposits	31,598	31,108
	$1,042,547	$1,111,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$256,771	$348,507
Accrued liabilities	23,034	36,785
Interest payable	49,750	49,750
Short term debt	1,403	30,071
Total Current Liabilities	330,958	465,113

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 82,038,550 and 79,752,119 issued and outstanding at March 31, 2008 and September 30, 2007 respectively	82,045	79,754
Additional paid-in capital	16,696,384	15,188,972
Deficit accumulated during the exploration stage	(16,066,840)	(14,621,984)
Total Stockholders’ Equity	711,589	646,742
	$1,042,547	$1,111,855

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF EXPENSES (Unaudited)
	Three months ended March 31,		Six months ended March 31,		Period From July 26, 2002 Through March 31,
	2008	2007	2008	2007	2008
OPERATING EXPENSES:
Professional fees	13,523	29,738	50,494	82,639	3,328,379
Officer compensation expense	161,520	126,000	260,410	252,000	2,353,833
Administrative consulting fees	-	30,000	-	60,000	1,083,875
Management fees, related parties	-	-	-	-	320,500
Legal and accounting fees	69,329	35,572	139,913	67,818	1,017,356
Exploration expenses	61,914	78,375	115,556	217,131	2,072,474
Expenses associated with issuance of options and warrants	43,034	140,850	44,159	849,375	1,102,284
Stock based compensation expenses	320,165	-	741,098	-	2,096,198
Other general and administrative	16,727	83,606	94,539	153,375	964,594
	(686,212)	(524,141)	(1,446,169)	(1,682,338)	(14,339,493)
LOSS FROM OPERATIONS	(686,212)	(524,141)	(1,446,169)	(1,682,338)	(14,339,493)

OTHER INCOME (EXPENSE):
Interest income	97	1,915	2,861	6,959	38,521
Interest expense:
Related parties	-	-	-	-	(28,220)
Other	(669)	(5,801)	(1,548)	(18,699)	(346,793)
Expenses associated with debt issuance and conversion	-		-	-	(281,457)
Accretion of notes payable discounts	-	(87,025)	-	(236,241)	(1,109,398)
	(572)	(90,911)	1,313	(247,981)	(1,727,347)
NET LOSS	(686,784)	(615,052)	(1,444,856)	(1,930,319)	(16,066,840)

Basic and diluted net loss per common share	(0.01)	(0.01)	(0.02)	(0.02)

Weighted average number of common shares outstanding	81,204,559	77,872,826	80,781,738	77,131,662

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For The Period July 26, 2002 (Inception) to March 31, 2008 (Unaudited)

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid in Capital	Deficit Accumulated During The Exploration Stage	Total
Initial Issuance of Common Stock	3,315,000	$3,315	$-	$(3,306)	$-	$9
Net loss, period ended	-	-	-	-	(21,577)	(21,577)
Balances at September 30, 2002	3,315,000	$3,315	$-	(3,306)	(21,577)	(21,568)

Issuance of common stock to Gold and Minerals Company, Inc. in connection with purchase of interests in assets of El Capitan, Ltd. In November 2002	35,685,000	35,685	-	(35,663)	-	22
Acquisition of DML Services on March 17, 2003	6,720,000	6,720	-	(56,720)	`	(50,000)
Common stock issued for notes payable	525,000	525	-	16,975	-	17,500
Common stock and warrants issued for services	150,000	150	-	188,850	-	189,000
Common stock issued for compensation	2,114,280	2,115	-	847,885	-	850,000
Issuance of common stock to Gold and Minerals Company, Inc. in connection with purchase of COD property in August 2003, $0.00 per share	3,600,000	3,600	-	(3,600)	-	-
Net loss, year ended September 30, 2003	-	-	-	-	(1,561,669)	(1,561,669)
Balances at September 30, 2003	52,109,280	$52,110	$-	$954,421	$(1,583,246)	$(576,715)

Cost associated with warrants and options issued	-	-	-	108,000	-	108,000
Common stock issued for compensation	3,650,164	3,650	-	516,350	-	520,000
Common stock issued for services	1,590,500	1,591	-	278,806	-	280,397
Common stock issue for notes payable	2,319,672	2,319	-	571,049	-	573,368
Common stock issued for acquisition of Weaver property interest in July 2004	3,000,000	3,000	-	(3,000)	-	-
Stock subscriptions	-	-	50,000	-	-	50,000
Net loss, year ended September 30, 2004	-	-	-	-	(1,314,320)	(1,314,320)
Balances at September 30, 2004	62,669,616	$62,670	$50,000	$2,425,626	$(2,897,566)	$(359,270)

Subscribed stock issued	200,000	200	(50,000)	49,800	-	-
Common stock issued for services	2,241,422	2,241	-	1,234,640	-	1,236,881
Common stock sold in private placement	3,865,000	3,865	-	1,934,272	-	1,938,137
Common stock issued for notes payable	432,701	433	-	172,647	-	173,080
Beneficial conversion of notes payable	-	-	-	21,635	-	21,635
Cost associated with warrants and options issued	10	-	-	113,452	-	113,452
Net loss, year ended September 30, 2005	-	-	-	-	(3,244,841)	(3,244,841)
Balances at September 30, 2005	69,408,749	$69,409	$-	$5,952,072	$(6,142,407)	$(120,926)

Common stock issued for services	562,731	562	-	386,574	-	387,136
Common stock sold in private placement	2,189,697	2,190	-	1,158,775	-	1,160,965
Common stock issued for notes payable	2,124,726	2,125	-	1,276,447	-	1,278,572
Costs associated with warrants and options issued	-	-	-	1,182,390	-	1,182,390
Common stock issued for exercise of options and warrants	498,825	499	-	175,929	-	176,428
Common stock issued for compensation	112,181	112	-	174,888	-	175,000
Net loss for year ended September 30, 2006	-	-	-	-	(4,041,802)	(4,041,802)
Balances, September 30, 2006	74,896,909	$74,897	$-	$10,307,075	$(10,184,209)	$197,763

Stock issued for conversion of notes payable	1,500,000	1,500	-	748,500	-	750,000
Common stock sold in private placement	50,000	50	-	24,950	-	25,000
Common stock sold by the exercise of warrants and options	2,258,000	2,258	-	1,121,742	-	1,124,000
Common stock issued for compensation	951,994	953	-	594,099	-	595,052
Common stock issued for services	95,216	96	-	62,809	-	62,905
Cost associated with issuance of warrants and options			-	2,329,797	-	2,329,797
Net loss, year ended September 30, 2007	-	-	-	-	(4,437,775)	(4,437,775)
Balances, September 30, 2007	79,752,119	$79,754	$-	$15,188,972	$(14,621,984)	$646,742

Common stock sold in private placement	300,000	300	-	111,618	-	111,918
Warrants issued with common stock sold			-	38,082	-	38,082
Common stock sold by the exercise of warrants and options	100,000	100	-	42,900	-	43,000
Common stock issued for compensation	168,146	169	-	68,721	-	68,890
Common stock issued for services	504,603	507	-	199,833	-	200,340
Cost associated with issuance of warrants and options			-	420,934	-	420,934
Net loss, quarter ended December 31, 2007	-	-	-	-	(758,072)	(758,072)
Balances, December 31, 2007	80,824,868	$80,830	$-	$16,071,060	$(15,380,056)	$771,834

Common stock issued for compensation	558,146	559	-	140,962	-	141,521
Common stock issued for services	655,636	656	-	164,197	-	164,853
Cost associated with issuance of warrants and options	-	-	-	320,165	-	320,165
Net loss, quarter ended March 31, 2008	-	-	-	-	(686,784)	(686,784)
Balances, March 31, 2008	82,038,650	$82,045	$-	$16,696,384	$(16,066,840)	711,589

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

			Period From
			27-Jul-02
			(Inception)
			Through
	Six Months Ended March 31		March 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	(1,444,856)	(1,930,319)	(16,066,840)

Adjustments to reconcile net (loss) to
net cash (used in) operating activities:
Costs associated with common stock, options and warrants	741,098	849,373	7,072,627
Beneficial conversion feature of notes payable	-	-	225,207
Non-cash expense with affiliate	-	-	7,801
Non-cash compensation expense	575,604	-	1,233,561
Accretion of discount on notes payable	-	236,241	1,149,588
Loss on sale of fixed assets	-	-	11,209
Provision for uncollectible note receivable		-	62,500
Depreciation	8,116	10,784	53,545
Changes in operating assets and liabilities:
Miscellaneous receivable	(1,649)	-	(7,355)
Interest receivable	-	-	(13,611)
Prepaid expenses	36,353	82,281	(9,178)
Expense advances on behalf of affiliated company	(57,236)	(220,583)	(692,496)
Deposits	(490)	600	(31,598)
Accounts payable	(78,882)	(123,871)	251,406
Accounts payable - Related Party	(12,853)	-	-
Accrued liabilities	(13,750)	(40,625)	135,172
Interest payable, other	(28,668)	(22,216)	8,773
Net Cash (Used in) Operations	(277,213)	(1,158,335)	(6,609,689)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property interest	-	-	(100,000)
Purchase of furniture and equipment	(425)	-	(147,169)
Purchase of Automotive	-	-	12,001
Issuance of notes receivable	-	-	(249,430)
Payments received on notes receivable	-	-	66,930
Cash paid in connection with acquisition of DLM Services, Inc.	-	-	(50,000)
Net Cash (Used in) Investing Activities	(425)	-	(467,668)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	150,000	1,070,000	3,456,706
Costs associated with the sale of stock	-	-	(19,363)
Proceeds from notes payable, related parties	-	-	219,900
Stock subscriptions received	-	-	-
Proceeds from warrant exercise	43,000	-	1,166,900
Proceeds from notes payable, other	-	-	2,376,829
Repayment of notes payable, related parties	-	-	(61,900)
Repayment of notes payable, other	-	-	(56,024)
Net cash Provided by Financing Activities	193,000	1,070,000	7,083,048

NET CHANGE IN CASH AND CASH EQUIVALENTS	(84,638)	(88,335)	5,691

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	90,329	207,133	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	5,691	118,798	5,691

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$39,517

Cash paid for income taxes	-	50

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of notes payable and accrued interest for the Issuance of common stock	$-	$750,000

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed interim financial statements of El Capitan Precious Metals, Inc. (“El Capitan or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending September 30, 2008, or for any subsequent period. These condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2007, included in the Company’s Annual Report on Form 10-KSB, filed December 31, 2007. The condensed balance sheet at September 30, 2007 has been derived from the audited financial statements included in the 2007 Annual Report.

Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the Form 10−KSB have been omitted.

Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming El Capitan will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. El Capitan is an exploration stage company and since its inception has had no revenues and through March 31, 2008, has incurred recurring losses aggregating $16,066,840 during the exploration stage. In addition, El Capitan does not have a revolving credit facility with any financial institution. These factors raise substantial doubt about El Capitan’s ability to continue as a going concern. The ability of El Capitan to continue as a going concern is dependent on raising additional capital, negotiating adequate financing arrangements and on achieving sufficiently profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should El Capitan be unable to continue as a going concern.

NOTE 3 - DUE FROM AFFILIATES

The balance due from Gold & Minerals Company, Inc. (“Minerals”) at September 30, 2007 was $72,270. During the period October 2007 through March 2008, El Capitan made net payments on behalf of Minerals aggregating to $244,144 relating to costs incurred by El Capitan Limited (“ECL”) on the El Capitan property site. Pursuant to a verbal agreement with Minerals effective October 1, 2004, costs incurred by ECL at the El Capitan site are to be split between the companies in accordance with their percentage ownership interest in ECL, of which El Capitan holds a 40% equity interest and Minerals holds the remaining 60% equity interest. Minerals has reimbursed El Capitan $186,908 of the advanced costs leaving a balance due to El Capitan of $129,506 as of March 31, 2008.

NOTE 4 - STOCKHOLDERS’ EQUITY

Issuances of Common Stock, Warrants and Options

Common Stock

In October 2007, in consideration of an aggregate of $100,000, El Capitan issued an aggregate 200,000 units, each consisting of one restricted common share and one warrant share, to two accredited investors pursuant to a private placement of securities under Section 4(2) and Rule 506 promulgated under the Securities Act. The two-year warrant has an exercise price of $0.60 per share. The warrants are not callable. The proceeds were allocated based on the relative fair market value of the common stock issue in relation to the equity raise and the warrants. The relative fair market value of the warrants was $30,282. Black-Scholes was used to estimate the fair market value of the warrants.

In November 2007, in consideration of an aggregate of $50,000, El Capitan issued 100,000 units, each consisting of one restricted common share and one warrant share, to an accredited investor pursuant to a private placement of securities under Section 4(2) and Rule 506 promulgated under the Securities Act. The two-year warrant has an exercise price of $0.60 per share. The warrant is not callable. The proceeds were allocated based on the relative fair market value of the common stock issue in relation to the equity raise and the warrants. The relative fair market value of the warrant was $7,800. Black-Scholes was used to estimate the fair market value of the warrants.

During quarter ended December 31, 2007:
a)	El Capitan issued 100,000 shares of common stock for $43,000 to shareholders on the exercise of warrants at an average price of $0.43 per share;
b)	El Capitan issued 504,603 shares of common stock pursuant to its 2005 Stock Incentive Plan in payment of consulting services;
c)	El Capitan issued 147,146 shares of common stock pursuant to its 2005 Stock Incentive Plan in payment of severance benefits; and,
d)	El Capitan issued 21,000 shares of common stock pursuant to its 2005 Stock Incentive Plan in payment of compensation to its executives.

During the quarter ended March 31, 2008:
a)	El Capitan issued 655,536 shares of common stock pursuant to its 2005 Stock Incentive Plan in payment of consulting services;
b)	El Capitan issued 237,302 shares of common stock pursuant to its 2005 Stock Incentive Plan in payment of severance benefits; and,
c)	El Capitan issued 320,844 shares of common stock pursuant to its 2005 Stock Incentive Plan in payment of compensation to its executives.

Warrants

During the six months ended March 31, 2008, El Capitan issued warrants to purchase an aggregate of 300,000 shares of its common stock. The following table summarizes warrant activity for the six months ended March 31, 2008:

	Warrants Outstanding		Warrants Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, September 30, 2007	7,663,364	$0.75	7,663,364	$0.75
Granted	300,000	0.60	300,000	0.60
Cancelled	(1,175,000)	—	(1,175,000)	—
Exercised	(100,000)	(0.43)	(100,000)	(0.43)

Balance, March 31 2008	6,688,364	0.79	6,688,364	0.79

Weighted average contractual life in years	0.6		0.6

Aggregate intrinsic value	$-		$-

At March 31, 2008, El Capitan had outstanding warrants to purchase 5,317,500 shares of common stock which had a right to call feature. Of these, El Capitan had earned the right to call warrants to purchase 3,165,000 shares of common stock. The remaining warrants to purchase 2,152,500 shares of common stock are callable at El Capitan’s option if (i) the closing sales price of El Capitan’s common stock is at or above $1.92 per share (subject to adjustment as appropriate for stock splits, stock dividends, stock combinations, etc.) for a period of twenty consecutive days and (ii) the shares of common stock issuable upon exercise of the warrants are covered under an effective registration statement. In the event of a call, El Capitan must provide thirty days’ written notice to the warrant holder. In the event the warrant holder does not exercise the warrant within such thirty-day time period, the warrants are redeemed by El Capitan at the price per warrant share of $.001. At September 30, 2007, warrants to purchase 6,542,500 shares of common stock were callable.

All of the outstanding warrants as at March 31, 2008 had exercise prices at or above $0.50 per share. Because of the uncertainty of El Capitan’s stock price meeting or exceeding this price before some or all of the outstanding warrants expire, El Capitan intends to approach some of the warrant holders with the objective of negotiating an exercise price to induce the exercise of their warrants prior to expiration.

Options

During the six months ended March 31, 2008, El Capitan issued options to purchase an aggregate of 126,000 shares of its common stock. The following table sets forth certain terms of our outstanding options and exercisable options as of September 30, 2007 and March 31, 2008:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, September 30, 2007	6,029,000	$0.74	2,179,000	$0.95
Vested	—		175,000	$0.50
Granted	126,000	$0.19	—
Exercised	—		—
Expired	(479,000)	$1.99	(479,000)	$1.99
Balance, March 31, 2008	5,676,000	$0.63	1,875,000	$0.64

Weighted average contractual life in years	8.1		6.1

Aggregate intrinsic value	$-		$-

The aggregate intrinsic value in the warrant and option tables above represents total pretax intrinsic value (the difference between El Capitan’s closing stock price on March 31, 2008 and the exercise price, multiplied by the number of in-the-money warrants or options) that would have been received by the warrant or option holders had all warrant or option holders exercised their warrants or options on March 31, 2008. These amounts change based on the fair market value of El Capitan’s stock. The intrinsic value of warrants exercised for the six months ended March 31, 2008, was zero. El Capitan issues new shares of common stock upon the exercise of warrants or options.

El Capitan recognized $741,098 in compensation expense for the six months ended March 31, 2008. At March 31, 2008, El Capitan had $243,892 of unrecognized compensation expense related to options issued that will be recognized over the next twelve months.

El Capitan has a 2005 Stock Incentive Plan under which 11,000,000 shares are reserved for stock and option grants. There were 1,134,566 shares available for grant under the Plan at March 31, 2008.

NOTE 6 - SUBSEQUENT EVENTS

In April 2008, El Capitan received $106,006 from Minerals for payment on the amounts advanced on its behalf for the El Capitan project.

On April 30, 2008:
a)	El Capitan issued 346,855 shares of common stock pursuant to its 2005 Stock Incentive Plan in payment of consulting services;
b)	El Capitan issued 105,264 shares of common stock pursuant to its 2005 Stock Incentive Plan in payment of severance benefits; and,

c)	El Capitan issued 136,844 shares of common stock pursuant to its 2005 Stock Incentive Plan in payment of compensation.

On May 9, 2008, El Capitan issued 150,000 shares of its common stock for $24,000 to shareholders on the exercise of warrants at an average price of $0.16 per share.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until one of our properties is sold. There is no guaranty that we will achieve proven viable precious metals at any of our property site locations.

Expenses and Net Loss

Our operating expenses increased by $162,071 from $524,141 for the three months ended March 31, 2007 to $686,212 for the three months ended March 31, 2008. The increase is primarily attributable to an increase in stock based compensation expenses, legal and accounting fees, and officer compensation of $320,165, $33,757, and $35,520, respectively. Stock based compensation expenses consist of $320,165 of stock options expense in the three months to March 31, 2008 that compares to zero for the same period in 2007. Legal fees increased due to the pending merger with Minerals. Officer compensation includes $20,000 per month in severance expenses which terminate on April 30, 2008.

These increases were partially offset by decreases in administrative consulting fees of $30,000, exploration expenses of $16,461, professional fees of $16,215, expenses associated with issuance of option and warrants of $97,816 and other general and administrative costs of $66,879.

Our total net loss for the three months ended March 31, 2008 increased to $686,784 from a net loss of $615,052 incurred for the comparable three-month period ended March 31, 2007. The increase in loss for the current period is attributable to the aforementioned increases in expenses.

Six Months Ended March 31, 2008 Compared to Six Months Ended March 31, 2007

Revenues

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until one of our properties is sold. There is no guaranty that we will achieve proven viable precious metals at any of our property site locations.

Expenses and Net Loss

Our operating expenses decreased by $236,169 from $1,682,338 for the six months ended March 31, 2007 to $1,446,169 for the six months ended March 31, 2008. The decrease is primarily attributable to a decrease in professional fees of $16,215, administrative consulting fees of $60,000, exploration expenses of $101,575, option and warrant expenses of $805,216 and other general and administrative costs of $58,836. Exploration expenses were reduced due to the suspension of activities pending permit approval for continued exploration. Option and warrant expenses in the six months to March 31, 2007 included the issuance warrants to purchase approximately 2,152,000 shares of common stock as compared to the issuance of warrants to purchase approximately 300,000 shares of common stock for the same period ended March 31, 2008.

These were offset by increases in officer compensation of $8,410, legal and accounting fees of $72,095 and stock based compensation expenses of $741,098. Legal and accounting fees reflect the costs associated with the pending merger with Minerals. Stock based compensation expenses consist of $741,098 of stock options expense in the three months to March 31, 2008 that compares to zero for the same period ended March 31 2007.

Our total net loss for the six months ended March 31, 2008 decreased to $1,444,856 from a net loss of $1,930,319 incurred for the comparable six month period ended March 31, 2007. The decrease in loss for the current period is attributable to the aforementioned decreases in expenses.

PLAN OF OPERATION

To address the going concern problem addressed in our financial statements, we will require raising additional working capital. We will also require additional working capital funds for continuing payments for the continued implementation of our business strategies, necessary corporate personnel, and related general and administrative expenses.

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

During the next twelve months, we will concentrate on raising the necessary working capital through equity financing and an acceptable debt facility to ensure our ability to implement our business strategies. To the extent that additional capital is raised through the sale of equity or equity related securities, the issuance of such securities may result in dilution of our current shareholders.

Our objective is to continue the evaluation of geologic and metallurgical opportunities presented by the El Capitan deposit with the intent to continue the implementation of the strategic plan for the development or sale of this deposit.

On July 19, 2007, we announced that we had submitted a Plan of Operation for continued exploration on a 2,000 acre parcel within our 7,000 acre El Capitan claim block near Capitan, New Mexico. The existing 6.1 million gold-equivalent ounce Measured Resource (Canadian National Instrument 43-101 standard) is contained within a 200 acre parcel of this defined exploration zone. We do not have "reserves" as defined by Industry Guide 7 of the SEC, and it is possible we may never have reserves. Previous exploration efforts have focused on private, patented land and nearby federal claims. However, the unconventional permitting approach used in those efforts severely limited the opportunity for exploration expansion of the deposit, and ultimately curtailed exploration activity since March 2007.

In order to ensure timely and appropriate permitting, we hired an experienced, New Mexico headquartered, environmental services firm, GL Environmental, to manage this effort. When the permit is granted, it will provide the opportunity for a professional and methodical investigation into the additional geologic potential of this portion of our holdings without requiring further time-consuming permitting efforts. The area being permitted will allow access to a number of high-potential targets identified through previous surface sampling and remote sensing efforts, as well as to the prospective area to the west of the existing deposit, which remains open to geologic resource extension. This U.S. Forest Service permitting effort, governed by the National Environmental Policy Act (NEPA) of 1972, is a robust process that will take a minimum of four months, as prescribed by regulations. However, the typical process generally takes somewhat longer than the prescribed time frame, and is dependent upon a number of factors outside of our control, including, without limitation, governmental approvals, licensing and permitting, as well as potential opposition by third parties. Consequently, exploration activity is not likely to resume until the first calendar quarter of 2009. Concurrently, GL Environmental has submitted a permit application with the New Mexico Mining & Minerals Division. Both permits must be approved prior to the commencement of drilling activity.

On August 8, 2007, we announced that we had agreed to merger terms with Gold and Minerals Co., Inc. (“Minerals”). On February 13, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with El Capitan Acquisition Company, a Nevada subsidiary and our wholly owned subsidiary (“MergerCo”), Minerals and Mr. Larry Lozensky, a shareholder and President of Minerals, pursuant to which, at the effective time of the merger, (i) MergerCo will merge with and into Minerals and (ii) Minerals will be the surviving company to the merger and our wholly owned subsidiary (the transaction shall be referred to herein as the “Merger”). Pursuant to the Merger Agreement, in consideration of 100% of the outstanding shares of capital stock of Minerals, the shareholders of Minerals will receive an aggregate of 118,965,000 shares of our common stock at the effective time of the Merger, subject to a working capital adjustment that will be determined at the closing of the Merger. Assuming no working capital adjustment is required, based upon our currently outstanding shares of capital stock on a fully diluted basis (assuming the conversion or exercise of our outstanding derivative securities), the shareholders of Minerals will hold approximately 56% of our outstanding capital stock immediately after the effective time of the Merger (assuming we do not issue any additional shares of common stock or additional derivative securities). Minerals’ primary asset is a 60% ownership in El Capitan, Limited, the company that holds the El Capitan deposit and its related assets. We currently control the remaining 40% of El Capitan, Limited. The consummation of the merger is subject to a number of conditions, including, without limitation, the satisfaction of due diligence by the parties, Minerals’ shareholder approval, completion and effectiveness of a registration statement, and other standard conditions in similar transactions. The companies expect to complete the merger in the first half of 2008.

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

Liquidity

As of March 31, 2008, we had $5,691 of cash on hand. We will be required to raise additional capital in equity or financing transactions in order to satisfy our expected cash expenditures. At March 31, 2008, based upon our current cash utilization rate, we had cash to fund approximately one month of operations. In April 2008 we received $106,006 from Minerals for payment on the amounts advanced on its behalf for the El Capitan project. This is expected to provide cash to fund approximately five months of operations.

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

We also contemplate the exercise of the call options on various outstanding warrants, which if exercised, would provide us significant working capital to continue our exploratory programs. At March 31, 2008, El Capitan had outstanding warrants to purchase 5,317,500 shares of common stock which had a right to call feature. Of these, El Capitan had earned the right to call warrants to purchase 3,165,000 shares of common stock. All of the outstanding warrants as at March 31, 2008 had exercise prices at or above $0.50 per share. Because of the uncertainty of El Capitan’s stock price meeting or exceeding this price before some or all of the outstanding warrants expire, El Capitan intends to approach some of the warrant holders with the objective of negotiating an exercise price to induce the exercise of their warrants prior to expiration.

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

We have no proven or probable reserves and have no ability to currently measure or prove our reserves other than relying on information produced by the government in the 1940’s on the El Capitan mine site in New Mexico. We are currently having geological work performed on samples from this site and having an economically feasible precious metals recovery process developed by an outside metallurgical firm for the ore at this site.

Off-Balance Sheet Arrangements

During the quarter ended March 31, 2008, we did not engage in any off balance sheet arrangements as defined in item 303(c) of the SEC’s Regulation S-B.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. SFAS 157 is effective for us beginning July 1, 2008. We have not at this time evaluated the impact, if any, of SFAS 157 on our financial statements.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities -- including an Amendment of SFAS No. 115" (SFAS No. 159), which permits an entity to measure certain financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The adoption of SFAS No. 159 in the current quarter of 2008 did not have an impact on the Company's financial condition or results of operations as a result of implementing SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R, which among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. This standard will change our accounting treatment for business combinations on a prospective basis.

Item 3A(T) - Controls and Procedures

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures as of March 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

During the quarter ended March 31, 2008, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 2 - Changes in Securities

During the six months ended March 31, 2008, we issued 100,000 shares of common stock for aggregate cash proceeds of $43,000 to shareholders on the exercise of warrants at an average price of $0.43 per share.

The Company offered and sold the above-referenced securities in reliance on the statutory exemption from registration by Rule 506 of Regulation D under Section 4(2) of the Securities Act of 1933, as amended. The Company relied on this exemption and/or the safe harbor rule thereunder based on the fact that (i) the purchasers had knowledge and experience in financial and business matters such that they were capable of evaluating the risks of the investment, and (ii) the Company has obtained representations from each purchaser indicating that they were an accredited investor and purchasing or offered for investment only.

Item 6 - Exhibits

(a)   Exhibits

2.1
Agreement and Plan of Merger by and among Gold and Minerals, Inc., Larry Lozensky, the Company and El Capital Acquisition Company, dated February 12, 2008 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 12, 2008).

2.2	Escrow Agreement by and among the Company, Larry Lozensky and Escrow Agent (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed February 12, 2008).

10.1	Summary of Director Compensation Plan (as amended to January 23, 2008).

10.2	Summary of Bonus Program (as amended to January 23, 2008).

10.3	2005 Stock Incentive Plan (as amended to November 12, 2007).

31.1	Certification of Kenneth P. Pavlich pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of R. William Wilson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kenneth P. Pavlich pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of R. William Wilson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2008	EL CAPITAN PRECIOUS METALS, INC.

	By:	/s/ Kenneth P. Pavlich
Kenneth P. Pavlich
President, Chief Executive Officer and Director

Dated: May 15, 2008	By:	/s/ R. William Wilson
R. William Wilson
Chief Financial Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description
10.1	Summary of Director Compensation Plan (as amended to January 23, 2008).
10.2	Summary of Bonus Program (as amended to January 23, 2008).
10.3	2005 Stock Incentive Plan (as amended to November 12, 2007).
31.1	Certification of Kenneth P. Pavlich pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of R. William Wilson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Kenneth P. Pavlich pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of R. William Wilson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.