Form 10QSB
period 2008-06-30
EL CAPITAN PRECIOUS METALS INC
filed 2008-08-14
CIK 1135202

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 85,331,080 shares of common stock, par value $0.001, issued and outstanding as of August 12, 2008.

Transitional Small Business Disclosure Format (Check one):      YES  ☐     NO ☒

El Capitan Precious Metals, Inc.
Form 10-QSB for the Quarter Ended June 30, 2008

Table of Contents

		Page
PART I	Financial Information

Item 1.	Financial Statements
	Consolidated Balance Sheet as of June 30, 2008 and September 30, 2007 (Unaudited)	F-1
	Consolidated Statements of Expenses for the three months ended and nine months ended
	June 30, 2008 and 2007 and from July 26, 2002 (Inception) to June 30, 2008 (Unaudited)	F-2
	Consolidated Statements of Stockholders’ Deficit from July 26, 2002 (Inception)
	to June 30, 2008 (Unaudited)	F-3
	Consolidated Statements of Cash Flows for the nine months ended
	June 30, 2008 and 2007 and from July 26, 2002 (Inception) to June 30, 2008 (Unaudited)	F-6
	Notes to the Unaudited Consolidated Financial Statements	F-8

Item 2.	Management’s Discussion and Analysis or Plan of Operations	1

Item 3A(T).	Controls and Procedures	6

PART II	Other Information	6

Item 2.	Changes in Securities	6

Item 6.	Exhibits	6

SIGNATURES		7

Note Regarding Forward-Looking Statements

THIS FORM 10-QSB MAY CONTAIN CERTAIN “FORWARD-LOOKING” STATEMENTS AS SUCH TERM IS DEFINED BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE COMPANY’S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE COMPANY’S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS. IN PARTICULAR, THE "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS" SECTION IN PART I, ITEM 2 OF THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE.  FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS “MAY”, “EXPECT”, “BELIEVE”, “ANTICIPATE”, “INTENT”, “COULD”, “ESTIMATE”, “MIGHT”, “PLAN”, “PREDICT” OR “CONTINUE” OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE COMPANY’S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO ACQUISITIONS, GOVERNMENTAL REGULATION, MANAGING AND MAINTAINING GROWTH, THE OPERATIONS OF THE COMPANY AND ITS SUBSIDIARIES, VOLATILITY OF STOCK PRICE AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER COMPANY FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY DOES NOT INTEND OR UNDERTAKE TO UPDATE THE INFORMATION IN THIS FORM 10-QSB IF ANY FORWARD-LOOKING STATEMENT LATER TURNS OUT TO BE INACCURATE. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION PRESENTED IN THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED SEPTEMBER 30, 2007.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
 (Unaudited)
	June 30, 2008 (Unaudited)	September 30, 2007 (Note 1)
ASSETS
CURRENT ASSETS :
Cash	$16,439	$90,329
Miscellaneous receivable	8,681	8,096
Prepaid expenses	56,929	45,530
Due from affiliated company	111,965	72,270
Total Current Assets	194,014	216,225

FURNITURE AND EQUIPMENT, NET	54,846	75,714

OTHER ASSETS:
Investment in El Capitan, Ltd.	788,808	788,808
Deposits	31,598	31,108
	$1,069,266	$1,111,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$276,796	$348,507
Accrued liabilities	47,084	36,785
Interest payable	49,750	49,750
Short term debt	42,258	30,071
Total Current Liabilities	415,888	465,113

STOCKHOLDERS’ EQUITY :

Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 83,772,789 and 79,752,119 issued and outstanding at June 30, 2008 and September 30, 2007, respectively.	83,780	79,754
Additional paid-in capital	17,332,757	15,188,972
Deficit accumulated during the exploration stage	(16,763,159)	(14,621,984)
Total Stockholders’ Equity	653,378	646,742
	$1,069,266	$1,111,855

The accompanying notes are an integral part of these consolidated financial statements.

 EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF EXPENSES
 (Unaudited)

	Three months ended June 30,		Nine months ended June 30,		Period From July 26, 2002 Through June 30,
	2008	2007	2008	2007	2008
OPERATING EXPENSES:
Professional fees	$276,648	$18,770	$327,141	$101,409	$3,605,026
Officer compensation expense	98,000	529,324	358,410	781,342	2,451,833
Administrative consulting fees	-	-	-	60,000	1,083,875
Management fees, related parties	-	-	-	-	320,500
Legal and accounting fees	53,511	41,664	193,424	109,482	1,070,867
Exploration expenses	55,181	59,295	170,738	276,426	2,127,656
Expenses associated with issuance of options and warrants	15,600	-	59,759	849,375	1,117,884
Stock based compensation expenses	151,964	640,497	893,062	640,497	2,248,162
Other general and administrative	45,057	127,484	139,595	280,841	1,009,650

LOSS FROM OPERATIONS	(695,961)	(1,417,034)	(2,142,129)	(3,099,372)	(15,035,453)

OTHER INCOME (EXPENSE):
Interest income	12	250	2,873	7,209	38,533
Interest expense:
Related parties	-	-	-	-	(28,220)
Other	(370)	(761)	(1,918)	(19,460)	(347,163)
Expenses associated with debt issuance and conversion	-		-	-	(281,457)
Accretion of notes payable discounts	-	-	-	(236,241)	(1,109,399)

NET LOSS	$(696,319)	$(1,417,545)	$(2,141,174)	$(3,347,864)	$(16,763,159)

Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.03)	$(0.04)

Weighted average number of common shares outstanding	82,667,764	79,181,419	81,411,440	77,812,553

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For The Period July 26, 2002 (Inception) to June 30, 2008 (Unaudited)

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid in Capital	Deficit Accumulated During The Exploration Stage	Total
Initial Issuance of Common Stock	3,315,000	$3,315	-	$(3,306)	$-	$9
Net loss, period ended	-	-	-	-	(21,577)	(21,577)
Balances at September 30, 2002	3,315,000	$3,315	$-	$(3,306)	$(21,577)	$(21,568)

Issuance of common stock to Gold and Minerals Company, Inc. in connection with purchase of interests in assets of El Capitan, Ltd. In November 2002	35,685,000	35,685	-	(35,663)	-	22
Acquisition of DML Services on March 17, 2003	6,720,000	6,720	-	(56,720)	`	(50,000)
Common stock issued for notes payable	525,000	525	-	16,975	-	17,500
Common stock and warrants issued for services	150,000	150	-	188,850	-	189,000
Common stock issued for compensation	2,114,280	2,115	-	847,885	-	850,000
Issuance of common stock to Gold and Minerals Company, Inc. in connection with purchase of COD property in August 2003, $0.00 per share	3,600,000	3,600	-	(3,600)	-	-
Net loss, year ended September 30, 2003	-	-	-	-	(1,561,669)	(1,561,669)
Balances at September 30, 2003	52,109,280	$52,110	$-	$954,421	$(1,583,246)	$(576,715)

Cost associated with warrants and options issued	-	-	-	108,000	-	108,000
Common stock issued for compensation	3,650,164	3,650	-	516,350	-	520,000
Common stock issued for services	1,590,500	1,591	-	278,806	-	280,397
Common stock issue for notes payable	2,319,672	2,319	-	571,049	-	573,368
Common stock issued for acquisition of Weaver property interest in July 2004	3,000,000	3,000	-	(3,000)	-	-
Stock subscriptions	-	-	50,000	-	-	50,000
Net loss, year ended September 30, 2004	-	-	-	-	(1,314,320)	(1,314,320)
Balances at September 30, 2004	62,669,616	$62,670	$50,000	$2,425,626	$(2,897,566)	$(359,270)

Subscribed stock issued	200,000	200	(50,000)	49,800	-	-
Common stock issued for services	2,241,422	2,241	-	1,234,640	-	1,236,881
Common stock sold in private placement	3,865,000	3,865	-	1,934,272	-	1,938,137
Common stock issued for notes payable	432,701	433	-	172,647	-	173,080
Beneficial conversion of notes payable	-	-	-	21,635	-	21,635
Cost associated with warrants and options issued	10	-	-	113,452	-	113,452
Net loss, year ended September 30, 2005	-	-	-	-	(3,244,841)	(3,244,841)
Balances at September 30, 2005	69,408,749	$69,409	$-	$5,952,072	$(6,142,407)	$(120,926)

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For The Period July 26, 2002 (Inception) to June 30, 2008 (Unaudited)

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

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For The Period July 26, 2002 (Inception) to June 30, 2008 (Unaudited)

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid in Capital	Deficit Accumulated During The Exploration Stage	Total
Common stock issued for compensation	558,146	559	-	140,962	-	141,521
Common stock issued for services	655,536	656	-	164,197	-	164,853
Cost associated with issuance of warrants and options	-	-	-	320,165	-	320,165
Net loss, quarter ended March 31, 2008	-	-	-	-	(686,784)	(686,784)
Balances, March 31, 2008	82,038,550	$82,045	$-	$16,696,384	$(16,066,840)	$711,589

Common stock sold by the exercise of warrants and options	150,000	150	-	23,850	-	24,000
Common stock issued for compensation	378,952	380	-	71,620	-	72,000
Common stock issued for services	1,193,287	1,193	-	379,640	-	380,833
Common stock issued for exercise of cashless warrants	12,000	12	-	(12)	-	-
Cost associated with issuance of warrants and options	-	-	-	161,275	-	161,275
Net loss, quarter ended June 30, 2008	-	-	-	-	(696,319)	(696,319)
Balances, June 30, 2008	83,772,789	$83,780	$-	$17,332,757	$(16,763,159)	$653,378

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

			Period From
			27-Jul-02
			(Inception)
			Through
	Nine Months Ended June 30		June 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	(2,141,174)	(3,347,864)	(16,763,159)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:

Costs associated with common stock, options and warrants	902,373	1,489,872	7,233,902
Beneficial conversion feature of notes payable	-	-	225,207
Non-cash expense with affiliate	-	-	7,801
Non-cash compensation expense	1,028,437	487,487	1,686,394
Accretion of discount on notes payable	-	236,241	1,149,588
Loss on sale of fixed assets	14,632	9,903	25,841
Provision for uncollectible note receivable	-	-	62,500
Depreciation	12,221	16,490	57,650
Changes in operating assets and liabilities:
Miscellaneous receivable	(585)	(31,983)	(6,290)
Interest receivable	-	-	(13,611)
Prepaid expenses	(11,400)	32,354	(56,931)
Expense advances on behalf of affiliated company	(39,695)	(26,208)	(674,955)
Deposits	(490)	(263)	(31,598)
Accounts payable	(63,447)	(68,133)	266,842
Accounts payable - Related Party	(12,853)	15,334	-
Accrued liabilities	10,300	(69,924)	159,221
Interest payable, other	(37,464)	(22,216)	(23)
Net Cash (Used in) Operations	(339,145	(1,278,910)	(6,671,621)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property interest	-	-	(100,000)
Purchase of furniture and equipment	(1,396)	(3,780)	(148,140)
Purchase of Automotive	-	-	12,001
Issuance of notes receivable	-	-	(249,430)
Payments received on notes receivable	-	-	66,930
Cash paid in connection with acquisition of DLM Services, Inc.	-	-	(50,000)
Net Cash (Used in) Investing Activities	(1,396)	(3,780)	(468,639)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	150,000	25,000	3,456,706
Costs associated with the sale of stock	-	-	(19,363)
Proceeds from notes payable, related parties	-	-	219,900
Stock subscriptions received	-	-	-
Proceeds from warrant exercise	67,000	1,079,000	1,190,900
Proceeds from notes payable, other	49,651	54,529	2,426,480
Repayment of notes payable, related parties	-	-	(61,900)
Repayment of notes payable, other	-	(12,150)	(56,024)
Net cash Provided by Financing Activities	266,651	1,146,379	7,156,699

NET CHANGE IN CASH AND CASH EQUIVALENTS	(73,890)	(136,311)	16,439

			Period From
			27-Jul-02
			(Inception)
			Through
	Nine Months Ended June 30		June 30,
	2008	2007	2008
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	90,329	207,133	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	16,439	70,822	16,439

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,918	$-

Cash paid for income taxes	$-	$100

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of notes payable and accrued interest for the issuance of common stock	$-	$750,000

Cashless exercise of warrants	12	-

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming El Capitan will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. El Capitan is an exploration stage company and since its inception has had no revenues and through June 30, 2008, has incurred recurring losses aggregating $16,763,159 during the exploration stage. In addition, El Capitan does not have a revolving credit facility with any financial institution. These factors raise substantial doubt about El Capitan’s ability to continue as a going concern. The ability of El Capitan to continue as a going concern is dependent on raising additional capital, negotiating adequate financing arrangements and on achieving sufficiently profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should El Capitan be unable to continue as a going concern.

NOTE 3 - DUE FROM AFFILIATES

The balance due from Gold & Minerals Company, Inc. (“Minerals”) at September 30, 2007 was $72,270. During the period October 1, 2007 through June 30, 2008, El Capitan made net payments on behalf of Minerals aggregating to $352,610 relating to costs incurred by El Capitan Limited (“ECL”) on the El Capitan property site. Pursuant to a verbal agreement with Minerals effective October 1, 2004, costs incurred by ECL at the El Capitan site are to be split between the companies in accordance with their percentage ownership interest in ECL, of which El Capitan holds a 40% equity interest and Minerals holds the remaining 60% equity interest. Minerals has reimbursed El Capitan $312,915 of the advanced costs leaving a balance due to El Capitan of $111,965 as of June 30, 2008.

NOTE 4 - STOCKHOLDERS’ EQUITY

Issuances of Common Stock, Warrants and Options

Common Stock

In October 2007, in consideration of an aggregate of $100,000, El Capitan issued an aggregate 200,000 units, each consisting of one restricted common share and one warrant share, to two accredited investors pursuant to a private placement of securities under Section 4(2) and Rule 506 promulgated under the Securities Act. The two-year warrant has an exercise price of $0.60 per share. The warrants are not callable. The proceeds were allocated based on the relative fair market value of the common stock issue in relation to the equity raise and the warrants. The relative fair market value of the warrants was $30,282. Black-Scholes was used to estimate the fair market value of the warrants. Variables used in the Black-Scholes option-pricing model include: (1) risk-free interest rate of 3.93%; (2) expected term of one year; (3) expected volatility was 81%; and, (4) zero expected dividends. El Capitan used the simplified method to derive an expected term.

In November 2007, in consideration of an aggregate of $50,000, El Capitan issued 100,000 units, each consisting of one restricted common share and one warrant share, to an accredited investor pursuant to a private placement of securities under Section 4(2) and Rule 506 promulgated under the Securities Act. The two-year warrant has an exercise price of $0.60 per share. The warrant is not callable. The proceeds were allocated based on the relative fair market value of the common stock issue in relation to the equity raise and the warrants. The relative fair market value of the warrant was $7,800. Black-Scholes was used to estimate the fair market value of the warrants. Variables used in the Black-Scholes option-pricing model include: (1) risk-free interest rate of 3.68%; (2) expected term of one year; (3) expected volatility was 80%; and, (4) zero expected dividends. El Capitan used the simplified method to derive an expected term.

During quarter ended December 31, 2007:
a)	El Capitan issued 100,000 shares of common stock for $43,000 to shareholders on the exercise of warrants at an average price of $0.43 per share;
b)	El Capitan issued 504,603 shares of common stock pursuant to its 2005 Stock Incentive Plan in payment of consulting services;
c)	El Capitan issued 147,146 shares of common stock pursuant to its 2005 Stock Incentive Plan in payment of severance benefits; and,
d)	El Capitan issued 21,000 shares of common stock pursuant to its 2005 Stock Incentive Plan in payment of compensation to its executives.

During the quarter ended March 31, 2008:
a)	El Capitan issued 655,536 shares of common stock pursuant to its 2005 Stock Incentive Plan in payment of consulting services;
b)	El Capitan issued 237,302 shares of common stock pursuant to its 2005 Stock Incentive Plan in payment of severance benefits; and,
c)	El Capitan issued 320,844 shares of common stock pursuant to its 2005 Stock Incentive Plan in payment of compensation to its executives.

During the quarter ended June 30, 2008:
a)	El Capitan issued 150,000 shares of common stock for $24,000 to shareholders on the exercise of warrants at an average price of $0.16 per share;
b)	El Capitan issued 1,193,287 shares of common stock pursuant to its 2005 Stock Incentive Plan in payment of consulting services;
c)	El Capitan issued 105,264 shares of common stock pursuant to its 2005 Stock Incentive Plan in payment of severance benefits;
d)	El Capitan issued 273,688 shares of common stock pursuant to its 2005 Stock Incentive Plan in payment of compensation to its executives; and,
e)	El Capitan issued 12,000 shares of common stock for exercise of cashless warrants to shareholder pursuant to warrant agreement.

Warrants

During the nine months ended June 30, 2008, El Capitan issued warrants to purchase an aggregate of 300,000 shares of its common stock. The following table summarizes warrant activity for the nine months ended June 30, 2008:

	Warrants Outstanding		Warrants Exercisable
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price

Balance, September 30, 2007	7,663,364	$0.75	7,663,364	$0.75
Granted	300,000	$0.60	300,000	$0.60
Cancelled	(1,208,000)	—	(1,208,000)	—
Exercised	(262,000)	$(0.27)	(262,000)	$(0.27)

Balance, June 30, 2008	6,493,364	$0.80	6,493,364	$0.80

Weighted average contractual life in years	0.4		0.4

Aggregate intrinsic value	$-		$-

At June 30, 2008, El Capitan had outstanding warrants to purchase 5,267,500 shares of common stock which had a right to call feature. Of these, El Capitan had earned the right to call warrants to purchase 3,115,000 shares of common stock. The remaining warrants to purchase 2,152,500 shares of common stock are callable at El Capitan’s option if (i) the closing sales price of El Capitan’s common stock is at or above $1.92 per share (subject to adjustment as appropriate for stock splits, stock dividends, stock combinations, etc.) for a period of twenty consecutive days and (ii) the shares of common stock issuable upon exercise of the warrants are covered under an effective registration statement. In the event of a call, El Capitan must provide thirty days’ written notice to the warrant holder. In the event the warrant holder does not exercise the warrant within such thirty-day time period, the warrants are redeemed by El Capitan at the price per warrant share of $.001. At September 30, 2007, warrants to purchase 6,542,500 shares of common stock were callable.

All of the outstanding warrants as at June 30, 2008 had exercise prices at or above $0.50 per share. Because of the uncertainty of El Capitan’s stock price meeting or exceeding this price before some or all of the outstanding warrants expire, El Capitan has approached some of the warrant holders with the objective of negotiating an exercise price to induce the exercise of their warrants prior to expiration. In July 2008, warrants representing 1,007,500 shares of common stock were exercised at an average price of $0.11 per share.

 Options

During the nine months ended June 30, 2008, El Capitan issued options to purchase an aggregate of 126,000 shares of its common stock. The relative fair market value of the options was $17,541. Black-Scholes was used to estimate the fair market value of the options. Variables used in the Black-Scholes option-pricing model include: (1) risk free interest rate of 3.45%; (2) expected term of 5.25 years; (3) expected volatility was 111%; and, (4) zero expected dividends. El Capitan used the simplified method to derive an expected term.

The following table sets forth certain terms of our outstanding options and exercisable options as of September 30, 2007 and June 30, 2008:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, September 30, 2007	6,029,000	$0.74	2,179,000	$0.95
Vested	—		175,000	$0.50
Granted	126,000	$0.19	—
Exercised	—		—
Expired	(479,000)	$1.99	(479,000)	$1.99
Balance, June 30, 2008	5,676,000	$0.63	1,875,000	$0.64

Weighted average contractual life in years	7.8		5.9

Aggregate intrinsic value	$-		$-

The aggregate intrinsic value in the warrant and option tables above represents total pretax intrinsic value (the difference between El Capitan’s closing stock price on June 30, 2008 and the exercise price, multiplied by the number of in-the-money warrants or options) that would have been received by the warrant or option holders had all warrant or option holders exercised their warrants or options on June 30, 2008. These amounts change based on the fair market value of El Capitan’s stock. The intrinsic value of warrants exercised for the nine months ended June 30, 2008, was zero. El Capitan issues new shares of common stock upon the exercise of warrants or options.

El Capitan recognized $893,062 in compensation expense for the nine months ended June 30, 2008. At June 30, 2008, El Capitan had $91,928 of unrecognized compensation expense related to options issued that will be recognized over the next twelve months.

El Capitan has a 2005 Stock Incentive Plan under which 11,000,000 shares are reserved for stock and option grants. There were 208,160 shares available for grant under the Plan at June 30, 2008.

NOTE 5 - SUBSEQUENT EVENTS

In July 2008, El Capitan:

a)	Received $10,000 from Minerals for payment on the amounts advanced on its behalf for the El Capitan project;
b)	Issued 1,007,500 share of common stock for proceeds of $110,825 pursuant to the exercise of warrants at an average price of $0.11 per share;
c)	Issued 334,122 shares of common stock pursuant to its 2005 Stock Incentive Plan in payment of consulting services; and,
d)	Issued 216,669 shares of common stock pursuant to its 2005 Stock Incentive Plan in payment of compensation.

On July 30, 2008, the Board of Directors of El Capitan approved and adopted an amendment to the Company’s 2005 Stock Incentive Plan to increase the number of shares of the Company’s common stock authorized for issuance under the Plan from 11,000,000 to 16,000,000 shares.

Item 2 - Management’s Discussion and Analysis and Plan of Operation

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until one of our properties is sold. There is no guaranty that we will achieve proven viable precious metals at any of our property site locations.

Expenses and Net Loss

Our operating expenses decreased by $721,073 from $1,417,034 for the three months ended June 30, 2007 to $695,961 for the three months ended June 30, 2008. The decrease is primarily attributable to a decrease in stock based compensation expenses, officer compensation, other general and administrative, and exploration expenses of $488,533, $431,324, $82,427, and $4,114 respectively. Stock based compensation expenses consist of $151,964 of stock options expense in the three months ended June 30, 2008 that compares to $640,947 for the comparable three month period in 2007. Officer compensation for the three months ended June 30, 2008 includes $20,000 per month in severance expenses which terminated on April 30, 2008. In the comparable three month period in 2007, officer compensation expense included severance expenses of $282,501.

These decreases were partially offset by increase in professional fees of $257,878, legal and accounting fees of $11,847, and expenses associated with issuance of option and warrants of $15,600. The increase in professional fees is attributable to the termination of our consulting agreement with Mr. Charles Mottley for a value of $267,500 which was paid substantially with our common stock.

Our total net loss for the three months ended June 30, 2008 decreased to $696,319 from a net loss of $1,417,545 incurred for the comparable three month period ended June 30, 2007. The decrease in loss for the current period is attributable to the aforementioned decreases in expenses.

Nine Months Ended June 30, 2008 Compared to Nine Months Ended June 30, 2007

Revenues

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until one of our properties is sold. There is no guaranty that we will achieve proven viable precious metals at any of our property site locations.

Expenses and Net Loss

Our operating expenses decreased by $957,243 from $3,099,372 for the nine months ended June 30, 2007 to $2,142,129 for the nine months ended June 30, 2008. The decrease is primarily attributable to a decrease in option and warrant expenses of $789,616, officer compensation expense of $422,932, other general and administrative costs of $141,246, exploration expenses of $105,688, and administrative consulting fees of $60,000. Option and warrant expenses in the nine months ended June 30, 2007 included the issuance of warrants to purchase approximately 2,140,000 shares of common stock, as compared to 300,000 shares of common stock for the period ended June 30, 2008. Officer compensation for the nine months ended June 30, 2008 includes $20,000 per month in severance expenses which terminated on April 30, 2008. In the comparable nine month period in 2007, officer compensation included severance expenses of $282,501 and we also reduced the number of corporate officers to two from four and eliminated the administrative position.

These were offset by increases in stock based compensation expenses of $252,565, professional fees of $225,732, and legal and accounting fees of $83,942. Legal and accounting fees reflect the costs associated with the pending merger with Minerals. Stock based compensation expenses consist of $893,062 of stock options expense in the nine months to June 30, 2008 that compares to $640,497 for the comparable nine month period ended June 30, 2007. The increase in professional fees is attributable to the termination of our consulting agreement with Mr. Charles Mottley for a value of $267,500 which was paid substantially with our common stock.

Our total net loss for the nine months ended June 30, 2008 decreased to $2,141,174 from a net loss of $3,347,864 incurred for the comparable nine month period ended June 30, 2007. The decrease in loss for the current period is attributable to the aforementioned decreases in expenses.

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

Our objective is to continue the evaluation of geologic and metallurgical opportunities presented by the El Capitan deposit with the intent to carry on the implementation of the previously announced strategic plan for the development or sale of this asset.  Over the past several years there has been a significant effort to develop an understanding of the metallurgical properties of this deposit.  We have learned that the complex poly-metallic nature of the rock prevents analysis by standard fire assay techniques typically applied to gold/silver deposits.  Further, the oxide nature of the material does not appear to respond well to nickel-sulfide analytical techniques typically used for sulfide platinum group metal (PGM) deposits.  These factors have resulted in a reduction in the level of activity directed towards force-fitting the El Capitan gold, silver, and PGM deposit into the traditional analytical framework of a gold & silver or sulfide PGM deposit.

Recent efforts using total base metal reduction into a tin collector, followed by electro-parting of the tin from the precious metals, has provided qualitative results that have been encouraging.  A test of two composite samples taken from the Phase 1 and the Phase 2 & 3 drilling, respectively, is currently underway.  While there are several other metallurgical initiatives in various stages of preparation or testing, this tin collection process appears to hold the most promise for providing the key to unlock the complex metallurgy of this deposit.  The two anode mud samples, which are the precious metals concentrates produced by this approach, have been tested by non-destructive energy dispersive x-ray fluorescence (EDXRF) and by scanning electron microscope (SEM) techniques.  These qualitative results are encouraging.  In July 2008 the anode mud was sent to an international commercial lab known for their expertise in the analysis of precious metals concentrates.  The results of their analyses, anticipated by the end of August 2008, are expected to provide definitive direction concerning the further development of the El Capitan project.

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

In order to ensure timely and appropriate permitting, we hired an experienced, New Mexico headquartered, environmental services firm, GL Environmental, to manage this effort. When the permit is granted, it will provide the opportunity for a professional and methodical investigation into the additional geologic potential of this portion of our holdings without requiring further time-consuming permitting efforts. The area being permitted will allow access to a number of high-potential targets identified through previous surface sampling and remote sensing efforts, as well as to the prospective area to the west of the existing deposit, which remains open to geologic resource extension. This United States Forest Service (USFS) permitting effort, governed by the National Environmental Policy Act (NEPA) of 1972, is a robust process that can take a significant amount of time to complete. The typical process generally takes longer than the prescribed regulatory time frame, and is dependent upon a number of factors outside of our control, including, without limitation, governmental approvals, licensing and permitting, as well as potential opposition by third parties. Concurrently, GL Environmental has submitted a permit application with the New Mexico Mining & Minerals Division. Both permits must be approved prior to the commencement of drilling activity.

On July 14, 2008 we announced that we had entered into a Memorandum of Understanding with the USFS related to the permitting of 112 exploration drill holes planned on 2,000 acres of the El Capitan claims in Lincoln County, New Mexico. The action signals the initiation of the Federal Environmental Assessment (EA) permitting process. Based upon recent USFS EA completion timelines, we anticipate receipt of permits by the third quarter of 2009 at which time exploration activity could resume.

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

On July 23, 2008 we announced that the proposed merger with Minerals reached the stage at which we were ready to file a Form S-4 registration statement with the Securities and Exchange Commission. Due to the time consuming nature of the preparation of a Form S-4 and the uncertainty of the timing of the SEC review process, the companies had worked with counsel to examine alternative structures for the transaction. While alternatives were identified, none held significant promise to be less time consuming or more cost effective for shareholders. Both companies have concluded that the Form S-4 registration process will be the optimal path forward, and have decided to continue to pursue the original merger structure.

Both companies have agreed to delay the filing of the Form S-4 until sufficient funding is raised to cover accrued and future merger expenses. We had originally anticipated that the merger would be complete by this point in time, however, we experienced numerous unexpected delays in the due diligence process; primarily related to obtaining current audited financial statements and documentation related to historical Minerals’ transactions. Preparation of these due diligence documents substantially increased the costs of the process for both parties. Minerals management has made every effort to provide us with appropriate documentation and we expect that the merger can now move forward as sufficient funding becomes available. The management and Boards of both companies agree that primary use of funds must be dedicated to furthering progress on the metallurgical and permitting tasks associated with the El Capitan precious metals project. As joint venture accounts are brought current by Minerals the merger process will proceed.

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

Liquidity

As of June 30, 2008, we had $16,439 of cash on hand. We will be required to raise additional capital in equity or financing transactions in order to satisfy our expected cash expenditures. At June 30, 2008, based upon our current cash utilization rate, we had cash to fund approximately one month of operations. In July 2008 we received $110,825 from the exercise of warrants. This is expected to provide cash to fund approximately five months of operations.

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

We also contemplate the exercise of the call options on various outstanding warrants, which if exercised, would provide us significant working capital to continue our exploratory programs. At June 30, 2008, El Capitan had outstanding warrants to purchase 5,267,500 shares of common stock which had a right to call feature. Of these, El Capitan had earned the right to call warrants to purchase 3,115,000 shares of common stock. All of the outstanding warrants as at June 30, 2008 had exercise prices at or above $0.50 per share. Because of the uncertainty of El Capitan’s stock price meeting or exceeding this price before some or all of the outstanding warrants expire, El Capitan has approached some of the warrant holders with the objective of negotiating an exercise price to induce the exercise of their warrants prior to expiration. In July 2008, warrants representing 1,007,500 shares of common stock were exercised at an average price of $0.11 per share.

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

We have no proven or probable reserves as defined by the SEC’s Guide 7 and we currently have no ability to measure or prove our reserves on the El Capitan mine site in New Mexico. We are currently having geological work performed on samples from this site and having an economically feasible precious metals recovery process developed by an outside metallurgical firm for the ore at this site.

Off-Balance Sheet Arrangements

During the quarter ended June 30, 2008, we did not engage in any off balance sheet arrangements as defined in item 303(c) of the SEC’s Regulation S-B.

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

Item 3A(T) - Controls and Procedures

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures as of June 30, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

During the quarter ended June 30, 2008, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 2 - Changes in Securities

During the three months ended June 30, 2008, we issued 150,000 shares of common stock for aggregate cash proceeds of $24,000 to shareholders on the exercise of warrants at an average price of $0.16 per share, and we issued 12,000 shares of common stock on the exercise of cashless warrants to a shareholder pursuant to the warrant agreement.

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

Dated: August 14, 2008	EL CAPITAN PRECIOUS METALS, INC.

	By:	/s/ Kenneth P. Pavlich
Kenneth P. Pavlich
President, Chief Executive Officer and Director

Dated: August 14, 2008	By:	/s/ R. William Wilson
R. William Wilson
Chief Financial Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description
31.1	Certification of Kenneth P. Pavlich pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of R. William Wilson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Kenneth P. Pavlich pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of R. William Wilson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.