Form 10KSB
period 2008-09-30
EL CAPITAN PRECIOUS METALS INC
filed 2009-01-13
CIK 1135202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2008

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer had no revenue for its most recent fiscal year.

The aggregate market value of the issuer’s voting stock held as of December 31, 2008, by non-affiliates of the issuer was approximately $6,179,299 based on the closing market price of the registrant’s common stock of $0.07 as reported on the OTC Bulletin Board.

As of December 31, 2008 issuer had 88,275,702 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Format: Yes ☐ No ☒

Documents incorporated by reference: None

EL CAPITAN PRECIOUS METALS, INC.
FORM 10-KSB

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

THIS REPORT MAY CONTAIN CERTAIN “FORWARD-LOOKING” STATEMENTS AS SUCH TERM IS DEFINED BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE REGISTRANT’S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE REGISTRANT’S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS “MAY,” “WILL,” “EXPECT,” “BELIEVE,” “ANTICIPATE,” “INTENT,” “COULD,” “ESTIMATE,” “MIGHT,” “PLAN,” “PREDICT” OR “CONTINUE” OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE REGISTRANT’S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO ACQUISITIONS, GOVERNMENTAL REGULATION, MANAGING AND MAINTAINING GROWTH, THE OPERATIONS OF THE COMPANY AND ITS SUBSIDIARIES, VOLATILITY OF STOCK PRICE, COMMERCIAL VIABILITY OF ANY MINERAL DEPOSITS AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER REGISTRANT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

The Company was previously organized as a Nevada corporation on December 20, 2000 under the name DML Services, Inc. (“DML”). DML was in the catering and food service business, operating under the name “Go Espresso.” On March 17, 2003, we sold substantially all of the assets and the operations of the catering and food service business to Michael Flores and Deborah Flores, our executive officers and directors at that time, in exchange for the redemption of 30,120,000 shares of our common stock, par value $.001 and $50,000 in cash. Hereinafter, all references to shares of  our common stock shall include adjustments for the four for one stock split effective November 25, 2002, and the 200% stock dividend effective July 30, 2004.

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

After the transaction with ECPN, our primary asset was a 40% equity interest in El Capitan, Limited, an Arizona corporation which owns the El Capitan deposit, an inactive iron and related ore mine located in New Mexico, including certain assets used to explore the property. The El Capitan property at the time of this transaction contained four patented claims and three unpatented claims on approximately 200 acres in the Capitan Mountains in Lincoln County, New Mexico. The remaining 60% equity interest in El Capitan, Limited is held by Gold and Minerals.

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

In May 2004, we executed a joint venture agreement (the “Joint Venture”) with U.S. Canadian Minerals, Inc. (“U.S. Canadian”), a publicly-traded Nevada company, to explore and utilize the COD property, including the recovery of any gold and silver from the tailings of the COD Mine. The Joint Venture is to exist under the name “CanEl” until May 2020, unless terminated earlier pursuant to the terms of the Joint Venture. Under terms of the Joint Venture Agreement, we were required to transfer to U.S. Canadian an 80% interest in the COD mine in exchange for 720,000 restricted shares of U.S. Canadian common stock. Pursuant to a stock split effected by U.S. Canadian, we subsequently held 2,160,000 shares of the U.S. Canadian stock.  On the date of the original transaction, shares of unrestricted freely trading U.S. Canadian common stock traded at $2.85 per share, or, adjusted for the split, at $0.95 per share. At September 30, 2006, 2,160,000 of these shares were utilized as collateral for a convertible promissory note issued by us in the aggregate amount of $750,000.  During the fiscal year ended September 30, 2007 the note was converted in full to the Company’s common stock.  As of October 9, 2007, U.S. Canadian announced a 50 to 1 reverse split of its common stock which reduced the number of shares held to 43,200.  On August 29, 2005, we executed a Quit Claim deed in favor of U.S. Canadian covering all of the mining claims identified in the Joint Venture for purposes of facilitating the management of the claims by U.S. Canadian pursuant to the Joint Venture.

The U.S. Canadian common stock was restricted with respect to sale until May 2005. U.S. Canadian’s common stock is currently traded on the OTC Bulletin Board.  It faced a SEC imposed temporary trading suspension in October of 2004, which has since expired.  We also have potentially continuing involvement (as discussed below) related to the COD property. Based on these factors, no gain on the sale was recorded and we ascribed a value of $2,052,000 to the common stock received at September 30, 2004, the value on the date of the transaction, and recorded a deferred gain on the sale of an asset and classified it as a long term liability.  As at September 30, 2007 we ascribed a zero value to these shares due to market conditions with a corresponding adjustment to the carrying value of the deferred gain liability account.  There was no change to this treatment as at September 30, 2008.

Under the Joint Venture, we are to explore the COD site and contribute the equipment as required. U.S. Canadian was to contribute 90 days operating capital, which provided for three workers, fuel, necessary equipment, and equipment repair and maintenance. The parties have also agreed to share the costs and expenses of the property in accordance with their profit participation in the property. Net profits, if any, from the tailings and settlement pond will be split equally among us and U.S. Canadian, and U.S. Canadian shall retain 100% of any other profit. Currently this project is on hold pending the outcome of U.S. Canadian’s reported discussions with third parties for the development of this asset.  Accordingly, no exploratory work has been performed as to determine the extent, if any, of potential minerals in the tailings.

In November 2005, our Board of Directors approved an amendment to the Joint Venture Agreement whereby we will contribute $50,000 for the completion of the geological field study. As consideration for this advance, we will be reimbursed for this advance and any other incurred expenses, and all net proceeds from the sale of the site, after deducting all incurred costs, are to be split equally with U.S. Canadian. Due to the unknown future intentions of U.S. Canadian, this field study has not been implemented as of September 30, 2008.

In July 2004, we acquired from Gold and Minerals the Weaver property located near Congress, Arizona. Consideration for this purchase was 3,000,000 shares of our common stock, which had a market value of $400,000 on the closing date. Because the Weaver Mine was acquired from our controlling stockholder at the time in exchange for our Common Stock, and as Gold and Minerals had no economic monetary basis in the property, the transaction was accounted for as a non-monetary exchange and the Weaver property was recorded at no value on our financial statements as that was the basis of Gold and Minerals. There was no activity at this property during the year ended September 30, 2008.

On August 8, 2007, we announced that we had agreed to merger terms with Gold and Minerals.  On February 13, 2008, we entered into an Agreement and Plan of Merger with El Capitan Acquisition Company, our wholly owned Nevada subsidiary, Gold and Minerals and Mr. Larry Lozensky, a shareholder and President of Gold and Minerals, pursuant to which, at the effective time of the merger, (i) El Capitan Acquisition Company will merge with and into Gold and Minerals and (ii) Gold and Minerals will be the surviving company to the merger and our wholly owned subsidiary.  Pursuant to the Merger Agreement, in consideration of 100% of the outstanding shares of capital stock of Gold and Minerals, the shareholders of Gold and Minerals will receive an aggregate of 118,965,000 shares of our common stock at the effective time of the merger, subject to a working capital adjustment that will be determined at the closing of the merger. Assuming no working capital adjustment is required, based upon our currently outstanding shares of capital stock on a fully diluted basis (assuming the conversion or exercise of our outstanding derivative securities), the shareholders of Gold and Minerals will hold approximately 56% of our outstanding capital stock immediately after the effective time of the merger (assuming we do not issue any additional shares of common stock or additional derivative securities). Gold and Minerals’ primary asset is a 60% ownership in El Capitan, Limited, the company that holds the El Capitan deposit and its related assets. We currently control the remaining 40% of El Capitan, Limited. The consummation of the merger is subject to a number of conditions, including, without limitation, the satisfaction of due diligence by the parties, Gold and Minerals’ shareholder approval, completion and effectiveness of a registration statement, and other standard conditions in similar transactions.

On July 23, 2008 we announced that the proposed merger with Gold and Minerals reached the stage at which we were ready to file a Form S-4 registration statement with the Securities and Exchange Commission. Due to the time consuming nature of the preparation of a Form S-4 and the uncertainty of the timing of the SEC review process, the companies had worked with counsel to examine alternative structures for the transaction. While alternatives were identified, none held significant promise to be less time consuming or more cost effective for shareholders. Both companies concluded that the Form S-4 registration process will be the optimal path forward, and decided to continue to pursue the original merger structure.  Both companies agreed to delay the filing of the Form S-4 until sufficient funding could be raised to cover accrued and future merger expenses.  We had originally anticipated that the merger would be complete during fiscal year 2008, however, we experienced numerous unexpected delays in the due diligence process; primarily related to obtaining current audited financial statements and documentation related to historical Gold and Minerals’ transactions. Preparation of these due diligence documents substantially increased the costs of the process for both parties. We believe that Gold and Minerals management has made every effort to provide us with appropriate documentation and we expect that the merger can now move forward as sufficient funding becomes available.  The management and Boards of both companies agree that primary use of funds must be dedicated to furthering progress on the metallurgical and permitting tasks associated with the El Capitan precious metals project. As joint venture accounts are brought current by Gold and Minerals the merger process will proceed.

On September 16, 2008 we announced that both companies agreed to restart the merger process as Gold and Minerals had brought its joint venture account current.  Subsequently, Gold and Minerals’ joint venture account fell into arrears and the merger process was again halted.  The revised timetable projects filing of the Form S-4 registration statement with the Securities and Exchange Commission could occur in the first calendar quarter of 2009.  It could take several months for the SEC to declare the Form S-4 effective.  Assuming these milestones are achieved, the merger could close in the third quarter of 2009.

Additional Information About the Merger and Where to Find It

An offer of securities in the United States pursuant to a business combination transaction will only be made through a prospectus which is part of an effective registration statement filed with the Securities and Exchange Commission (the “SEC”). In connection with the proposed merger with Gold and Minerals, we will file a registration statement on Form S-4, which will constitute a proxy statement of Gold and Minerals that also constitutes a prospectus of El Capitan, and other documents with the SEC. Such registration statement, however, is not currently available. SHAREHOLDERS ARE URGED TO READ THE DEFINITIVE REGISTRATION STATEMENT ON FORM S-4 AND OTHER RELEVANT DOCUMENTS FILED OR THAT WILL BE FILED WITH THE SEC, INCLUDING THE PROXY STATEMENT/PROSPECTUS THAT WILL BE PART OF THE DEFINITIVE REGISTRATION STATEMENT ON FORM S-4, WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT US, GOLD AND MINERALS AND THE PROPOSED MERGER. Once filed, shareholders and investors will be able to obtain these documents, as well as other filings containing information about us and Gold and Minerals, without charge at the SEC’s website (http://www.sec.gov). Copies of our filings will also be available, without charge, once they are filed with the SEC by directing a request to our Investor Relations at (775) 201-0168 or info@ElCapitanPMi.com.

Business of Issuer

We are an exploration stage company that owns interests in several properties located in the southwestern United States. We are principally engaged in the exploration of precious metals and other minerals. At this time, we are not engaged in any revenue producing operations.

We are concentrating on the exploration of the El Capitan deposit. After completing further testing to determine the existence and concentration of precious metals or other minerals at this property site, and if the results of such testing are positive, we anticipate formalizing plans for the development of the asset by either selling to or joint venturing with a producing mining company.

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

High, low and average London afternoon fix prices for gold, silver and platinum for the period from January 1, 2008 to September 30, 2008 and for the years ended December 31, 2007, 2006 and 2005 are as follows:

Gold - London Afternoon Fix Prices - US Dollars

Period	High	Low	Average
For the nine months ended September 30, 2008	$1,011.25	$740.75	$897.15
For the year ended December 31, 2007	841.10	608.40	695.39
For the year ended December 31, 2006	725.00	524.75	603.46
Data Source: Kitco, Inc.

Silver - London Fix Prices - US Dollars

Period	High	Low	Average
For the nine months ended September 30, 2008	$20.92	$10.66	$16.60
For the year ended December 31, 2007	15.82	11.67	13.38
For the year ended December 31, 2006	14.94	8.83	11.55
Data Source: Kitco, Inc.

Platinum - London Afternoon Fix Prices - US Dollars

Period	High	Low	Average
For the nine months ended September 30, 2008	$2,273.00	$1,004.00	$1,807.06
For the year ended December 31, 2007	1,544.00	1,118.00	1,303.05
For the year ended December 31, 2006	1,355.00	982.00	1,142.31
Data Source: Kitco, Inc.

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

On March 30, 2007, the New Mexico Energy, Minerals and Natural Resources Department issued a Cessation Order due to un-permitted exploration activities.  On September 17, 2007, the New Mexico Energy, Minerals and Natural Resources Department issued their Completion of Abatement Steps for Cessation Order confirming that the abatement steps required under the original order had been completed.  On October 3, 2008, the New Mexico Energy, Minerals and Natural Resources Department issued their Termination Report and Confirmation of Completion of Work for Reclamation Activities confirming that the reclamation activities required under the original order had been completed.

In July 2007, we submitted a Plan of Operation for continued exploration on a 2,000 acre parcel within our 7,000 acre El Capitan claim block near Capitan, New Mexico.

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

In July 2008, we entered into a Memorandum of Understanding with the USFS related to the permitting of 112 exploration drill holes planned on 2,000 acres of the El Capitan claims in Lincoln County, New Mexico. The action signals the initiation of the Federal Environmental Assessment (EA) permitting process. Based upon recent USFS EA completion timelines, we anticipate receipt of permits by the third quarter of 2009 at which time exploration activity could resume should funding be available.

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

The El Capitan property is owned by El Capitan, Limited, an Arizona corporation. In 2002, in consideration of $100,000 and 77.5% of our issued and outstanding shares (at which time we were a private Delaware corporation), we acquired a 40% equity interest in El Capitan, Limited from Gold and Minerals, which holds the other 60% equity interest.   The property consists of four patented and nine BLM lode claims; a mineral deposit is covered by these claims. The lode claims known as Mineral Survey Numbers 1440, 1441, 1442 and 1443 were each located in 1902 and patented in 1911. During October and November 2005, we staked and claimed on property surrounding the El Capitan site located in Lincoln County, New Mexico. This increased the total claimed area to approximately 10,000 acres in November 2005. The additional staking and claiming around our original site was done upon recommendations from our consulting geologist to ensure protection of El Capitan, Limited’s interests. In August 2006, we reduced the number of claims to approximately 7,400 acres based upon geological work completed during the year and recommendations by our consulting geologist.

On January 1, 2006, El Capitan, Limited finalized the purchase of the four patented mining claims on the property, which constitute approximately 77.5 acres in the aggregate. In consideration for the claims, El Capitan, Limited transferred to the selling parties 2,100,000 shares of our common stock owned by Gold and Minerals.  Pursuant to an agreement between El Capitan, Limited and Thelma Bouldin, DMR Resources, Mike Dunn, Kingfisher Resources, Inc., M.A.R.S. Inc., Stephanie Malone, Don Rodolph, Mike Rodolph, Norbert Rother and Steven Rother, all of whom were selling parties, the stock was valued at an aggregate of $1,722,000, or $0.82 per share, the market value of our stock on November 11, 2005. Pursuant to an arrangement with Gold and Minerals, as of October 1, 2004 we are obligated to pay 40% of the expenses of El Capitan, Limited (in proportion with our equity ownership interest of El Capitan, Limited), and thus were obligated to pay Gold and Minerals $688,800 for the purchase of the patented mining claims by El Capitan, Limited. This arrangement also provided that, as of October 1, 2004 we had primary responsibility for the management of the development of the El Capitan deposit.  During the first quarter of fiscal year 2006, we offset our portion of the purchase price against existing obligations of Gold and Minerals to us in the aggregate amount of $612,416 relating to past expenditures relating to El Capitan, Limited that were paid by us.  At September 30, 2008, Gold and Minerals owed us a net amount of $49,370.

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

To our knowledge, prior to its acquisition by El Capitan, Limited, the property was last active in 1988. The property was previously drilled as an iron (Fe) resource by the U.S. Bureau of Mines in 1944 and 1948. From 1961 to 1988, to our knowledge, an estimated 250,000 tons of iron ore were produced on the property. Prior to December 2004, there had not been any significant exploration completed on the property. There had only been shallow drilling of the upper magnetite horizon, which was completed by the U.S. Bureau of Mines in 1944 and 1948, and additionally performed by El Capitan, Limited in 2002. Additionally, there was geologic mapping of the property at a scale of 1:3,600 by Kelley in 1952.  In addition to its annual maintenance filings and payment of an annual maintenance fee to the BLM for the claims ($125 per year) and of bulk fuel and water well permits ($5 each per year), El Capitan, Limited has filed a plan of operation to conduct drilling and other exploratory work on up to 5 acres on the El Capitan site. Upon payment of a reclamation bond of $15,000 to cover anticipate costs associated with reclamation of the property, El Capitan Limited received from the BLM a Minimal Impact Existing Mining Operation Permit enabling it to proceed with its exploratory programs.  On March 30, 2007, the New Mexico Energy, Minerals and Natural Resources Department issued a Cessation Order due to un-permitted exploration activities.  On September 17, 2007, the New Mexico Energy, Minerals and Natural Resources Department issued their Completion of Abatement Steps for Cessation Order confirming that the abatement steps required under the original order had been completed.  On October 3, 2008, the New Mexico Energy, Minerals and Natural Resources Department issued their Termination Report and Confirmation of Completion of Work for Reclamation Activities confirming that the reclamation activities required under the original order had been completed.

In July 2007 a new plan of operations was submitted to the United States Forest Service.  This plan, if approved, will encompass an exploration are of approximately 2,000 acres.  The approval process allows for public review and comment and a final decision is not expected until the third quarter of calendar 2009.  While we are awaiting approval to continue exploration activities on the property, we are pursuing metallurgical research and development activities and the completion of the proposed merger with Gold and Minerals.

            Potential mineralization has been defined as two separate types: (i) magnetite iron, and (ii) hematite-calcite mineralized skarn and limestone, which may contain precious metals. By using core holes located at strategic points throughout the property, we have been able to develop subsurface information and define the mineralization. To date, there have been no proven commercial precious metals reserves on the El Capitan property site. To establish “reserves” (as defined under Industry Guide 7 issued by the SEC) on any of our properties, we will be required to establish that the property is commercially viable; to establish commercial viability, we will be required to complete significant additional exploration and testing, including more extensive drilling, obtain positive engineering results and complete an economic feasibility study on the property. We have not completed a feasibility study on the property, and thus cannot identify the economic significance of the property, if any, at this time.

Over the years, samples taken on the property, including samples taken by El Capitan, Limited, have given low-grade precious metal results when using standard fire assay methods.  Through August 2006, due to the unique nature of the mineralization of the El Capitan property, we have at times utilized testing and assaying methods that may be uncommon, including the use of alkali fusion assays, a more aggressive form of assay which completely converts the sample into a water soluble salt.

In January 2005, El Capitan Limited completed a preliminary 32-sample surface sampling and assay program on the property to determine the property’s gold and platinum potential.  This preliminary sampling was completed by Dr. Clyde Smith.  This preliminary sampling and assay program was followed by three stages of diamond drilling and rotary drilling, totaling 45 holes between April 2005 and September 2006.

Stage 1 of the drilling program was completed between April and May 2005, and consisted of 1,391 feet drilled in 12 vertical core holes, with depths ranging from 38 to 142 feet. Between June and August 2005, we completed Stage 2 drilling, which consisted of both drilling in areas adjacent to some of the Stage 1 drilling holes and drilling in new target areas to the southwest of the main deposit site. Stage 2 drilling consisted of 1,204 feet of combined core and rotary footage in 10 vertical holes, ranging from 24.5 to 344.5 feet in depth. The Stage 3 drilling program began in February 2006 and was completed in May 2006. The program consisted of 23 vertical reverse drill holes totaling 9,685 feet and varying depths from 270 to 710 feet. Caustic fusion assays of the drill cuttings were conducted during 2005.

Because caustic fusion is not a typical precious metal industry assay technique, we retained a small metallurgical R&D lab in August 2006 to assess the potential for a modified fire assay technique that is more appropriate for the material from the El Capitan deposit.  Throughout 2007, investigations into the potential use of various industry-standard fire assay techniques to estimate the metal content of the El Capitan mineral samples were conducted.  Such standard fire assay techniques produced limited improved results, and beginning in early 2008, we began investigations into other assay techniques, including leaching, acid dissolution, and the addition of various precious metal collecting agents during the assay process.  As of November 2008, we had analyses ongoing at both commercial laboratories and small, R&D-oriented facilities.  There are no assurances that the techniques being pursued will provide more reliable analytical results, and we may not realize any economic value from this research or the application of the associated results.

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

El Capitan Limited has entered into agreements with various contractors (as referenced above) to complete exploration of the property. Each of the respective contractors utilizes its own equipment to complete such exploration and testing.

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

In 2003, we retained Mr. Larry Lozensky, the President of Gold and Minerals, to manage and oversee the COD site. Until December 31, 2004, this arrangement was governed by a management consulting agreement with Mr. Lozensky, pursuant to which he was paid a management fee of $20,000 per month and issued 600,000 shares of our common stock. From the expiration of that agreement in December 2004 through March 31, 2005, Mr. Lozensky continued to manage the COD property on our behalf on a month-to-month basis for a management consulting fee of $10,000 per month.  This arrangement terminated on March 31, 2005 and no payments have been made since that date.

Pursuant to a joint venture agreement with U.S. Canadian Minerals, Inc. (“U.S. Canadian”) entered into in May 2004, where we transferred an 80% interest in the COD property to U.S. Canadian. Pursuant to the agreement, we plan to explore the property to determine the feasibility of recovering gold and silver from the tailings of the COD site.  We are to receive 50% of the profits from the gold and silver tailings, if any. We are required to contribute the equipment necessary for such exploratory operations. U.S. Canadian has agreed to contribute 90 days operating capital to provide for at least three workers, fuel, necessary equipment, and equipment repair and maintenance. After the 90-day period, the parties are to split the costs and expenses related to the operation of the mine in accordance with their profit participation in the COD property. To date, we have spent approximately $2,500 on this project.  There has been no activity by us at this property in the year ended September 30, 2008 and we have not been advised by U.S. Canadian of their intent with this property.

On August 29, 2005, we executed a Quit Claim deed in favor of U.S. Canadian covering all of the mining claims identified in the joint venture for purposes of facilitating the management of the claims by U.S. Canadian pursuant to the joint venture.

The following equipment was located on the COD Mine property when it was acquired by Gold and Minerals:

•	45 x 94 foot steel building
•	20 x 24 foot steel building
•	small steel building for equipment
•	rod mill
•	diagonal deck table
•	various fuel and water storage tanks
•	crushing circuit equipment and conveyors
•	compressors and generators
•	hoists
•	52’ head frame including head frame, ore skip and work car
•	miscellaneous other mining supplies and equipment

            To date, the only activity that has been completed at the COD property is the preliminary improvement of the road to the site to increase access and to the mine entrance to improve security. No material exploration has been undertaken to determine whether any potential reserves exist at the site. Currently, the project is on hold as U.S. Canadian has been focusing on bringing current its SEC filings.  In November 2005, El Capitan’s board of directors approved an amendment to the joint venture agreement whereby it will contribute $50,000 for the completion of the geological field study. No funds have been advanced as of September 30, 2008

Weaver Property

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

We have renewed our BLM claim related to this property but have not conducted any additional exploration of this property in the year ended September 30, 2008.  We do not currently have any plans to explore this property.

Executive Offices

Our executive offices are located at 1325 Airmotive Way, Suite 276 Reno, Nevada since June 1, 2007. We lease the premises under a renewable one year lease at the cost of $918 per month.  We believe that the offices are adequate to meet our current requirements and we do not anticipate any difficulty in either renewing this lease or obtaining suitable space under comparable terms.  We have sublet our former premises in Scottsdale, Arizona until the original lease term expires in October 2008.  Other than our properties as described above, we do not own any real property.

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

As of September 30, 2008, we had approximately $32,455 of cash on hand. Additionally, as of such date we had a current net receivable amount due from Gold and Minerals for an aggregate of $49,370 relating to expenses we have paid on behalf of El Capitan, Limited.  We will be required to raise additional capital in financing transactions in order to satisfy our expected cash expenditures. Based upon our monthly utilization of working capital (including exploration costs), at September 30, 2008, we had sufficient cash to fund operations through November 2008.   We continually evaluate business opportunities, such as joint venture processing agreements, with the aim of creating cash flow for working capital. Subsequent to our year end and through December 31, 2008, the Company has raised $27,000 through the exercise of outstanding warrants.  Based upon current management operational plans, we will be required to continue to raise additional capital on terms acceptable to us. There are no assurances that we will be successful in such endeavors, in which case we may be forced to reduce our operating expenditures or to cease development and operations altogether.

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

We have had net losses for each of the years ended September 30, 2008, and September 30, 2007, and we have an accumulated (deficit) as of September 30, 2008, of $(17,009,467). Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we may not generate significant revenues in the foreseeable future, our ability to continue as a going concern may depend, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

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

We rely on estimates of the content of mineral deposits on its properties, which estimates are inherently imprecise and depend to some extent on statistical inferences drawn from both limited drilling on its properties and the placement of drill holes that may not be spaced close enough to one another to enable it to establish probable or proven results. These estimates may prove unreliable. Additionally, we have relied upon small independent laboratories to assay its samples, which may produce results that are not as consistent as a larger commercial laboratory might produce.

Through August 2006, due to the unique nature of the mineralization of the El Capitan property, we have at times utilized testing and assaying methods that may be uncommon, including the use of alkali fusion assays, a more aggressive form of assay which completely converts the sample into a water soluble salt. Some of these methods, including the alkali fusion assay, are not, or may not be, industry standard methods, and the results from such testing and assaying methods may be varied and inconsistent or prove to be unreliable. This testing may result in imprecise testing and assaying results, and we may not realize any mineral discovery.

Because caustic fusion is not a precious metal industry accepted assay technique, we retained a small metallurgical R&D lab in August 2006 to assess the potential for a modified fire assay technique that is more appropriate for the material from the El Capitan property.  Throughout 2007, investigations into the potential use of various industry-standard fire assay techniques to estimate the metal content of the El Capitan mineral samples were conducted.  Such standard fire assay techniques produced limited improved results, and beginning in early 2008, we began investigations into other assay techniques, including leaching, acid dissolution, and the addition of various precious metal collecting agents during the assay process.  As of November 2008, we have analyses ongoing at both commercial laboratories and small, R&D-oriented facilities.  There are no assurances that the techniques being pursued will provide more reliable analytical results, and we may not realize any economic value from this research or the application of the associated results.

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

Certain elements of El Capitan, Limited’s preliminary testing on the El Capitan property may question the integrity of the results of such testing and limit our ability to rely on such results.

During 2005 and 2006, when El Capitan’s drilling samples were being analyzed, El Capitan, Limited did not include with the drill samples either blanks or known reference standards for quality control purposes. A blank quality control sample is a man-made sample that incorporates the same mineral components as a sample taken from the property in question, but absent the precious mineral components located in the property. Reference standards are samples that include a known quantity of precious metals.  Blank and reference standard quality control samples are relatively common practice in the industry and are used in the assay process to ensure the integrity, repeatability and accuracy of the work performed by the laboratory. Our failure to use such check sample may have some effect on the integrity of the results of such testing.

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

We are required to seek and maintain federal and state governmental approvals and permits in order to conduct exploration and other activities on its claimed properties.

Obtaining the necessary permits can be a complex and time-consuming process involving multiple jurisdictions, and requiring annual filings and the payment of annual fees. As we currently have no source of revenue, the payment of the costs of continued permitting is dependent upon its ability to obtain financing. Additionally, the duration and success of our efforts to obtain permits are contingent upon many variables outside of its control and may increase costs of or cause delay to its mining endeavors. There can be no assurance that all necessary approvals and permits will be obtained, and if they are obtained, that the costs involved will make it economically unfeasible to continue our exploration of some or all of its properties.

The approval process for certain exploration permits provides for notice to the public and allows for the public to comment on the application. The governmental permitting authorities are obligated to consider the comments received from the public and to assess the merits thereof as part of the approval process.  It is possible that public comments may ultimately be deemed to have sufficient merit to delay or even deny our application

Mineral exploration is extremely competitive, and we may not have adequate resources to successfully compete.

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

A material portion of our holdings includes unpatented mining claims. The validity of unpatented claims is often uncertain and may be contested. These claims are located on federal land or involve mineral rights that are subject to the claims procedures established by the General Mining Law of 1872, as amended. We are required make certain filings with the county in which the land or mineral is situated and annually with the Bureau of Land Management and pay an annual holding fee of $125 per claim. If we fail to make the annual holding payment or make the required filings, its mining claim would become invalid. In accordance with the mining industry practice, generally a company will not obtain title opinions until it is determined to sell a property. Also no title insurance is available for mining. Accordingly, it is possible that title to some of our undeveloped properties may be defective and in the event that it does not have good title to its properties, we would be forced to curtail or cease its exploratory programs on the property site.

ITEM 3.   LEGAL PROCEEDINGS

We are not a party to any bankruptcy, receivership or other legal proceeding, and to the best of our knowledge, no such proceedings by or against us have been threatened.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED MATTERS

(a) Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board, or “OTC Bulletin Board” under the trading symbol “ECPN.” Prior to March 17, 2003 (as a result of the Company’s name change), the Company’s securities traded on the OTC Bulletin Board under the trading symbol “DMSV.” The following table sets forth the range of high and low closing bid quotes of our common stock per quarter as reported by the OTC Bulletin Board for the past two fiscal years ended September 30, 2008 and 2007, respectively. All quoted prices reflect inter-dealer prices without retail markup, mark-down commission and may not necessarily represent actual transactions.

	Price Range
Quarter Ended	High	Low
September 30, 2008	$0.22	$0.11
June 30, 2008	0.23	0.08
March 31, 2008	0.39	0.16
December 31, 2007	0.42	0.30

September 30, 2007	$0.70	$0.38
June 30, 2007	0.70	0.36
March 31, 2007	1.10	0.54
December 31, 2006	1.31	0.76

(b) Holders

The number of record holders of our common stock as of December  26, 2008 was approximately 5,243 based on information received from our transfer agent and an estimate by Broadridge Financial Solutions, Inc. of the number of shareholders whose shares are held in “street” or “nominee” name.

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

(d) Equity Compensation Plan Information

The following table sets forth, as of September 30, 2008, (i) the number of securities to be issued upon the exercise of outstanding options, warrants and rights issued under our equity compensation plans, (ii) the weighted average exercise price of such options, warrants and rights, and (iii) the number of securities remaining available for future issuance under our equity compensation plans.  All outstanding options identified herein are governed by the terms of the Company’s 2005 Stock Incentive Plan.  As of September 30, 2008, there are 16,000,000 shares authorized under the Company’s 2005 Stock Incentive Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	6,176,000	$0.30	9,292,324	(1)
Total	6,176,000	—	9,292,324

(1)
The Company has registered (i) 261,444 shares on Form S-8 on June 14, 2004, (ii) 5,000,000 shares registered by the Company on Form S-8 on July 19, 2005 and (iii) 3,000,000 shares registered by the Company on Form S-8 on October 18, 2007. Shares have been and may be issued from time to time to certain employees and consultants as compensation for services rendered to the Company. In the event of an issuance of common stock in lieu of salary the number of shares to be issued to the employee is to be equal to the amount to be paid in common stock divided by a purchase price to be not less than the most the most recent month’s average daily closing price.  In the event of an issuance of common stock in lieu of fees the number of shares to be issued to the consultant is to be equal to the amount to be paid in common stock divided by a purchase price to be not less than the most the most recent month’s average daily closing price subject to a subsequent adjustment for a price decline, if any, as compared to the following month’s average daily closing price.

(e) Recent Sales of Securities

Other than the sales of unregistered securities that we reported in quarterly reports on Form 10-QSB and Current Reports on Form 8-K during fiscal year 2008, we made no sales of unregistered securities during the fiscal year ended September 30, 2008.

ITEM 6  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations - Fiscal year ended September 30, 2008 compared to fiscal year ended September 30, 2007.

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues in our fiscal year 2009, if ever.  We realized a net decrease in operating expenses of $1,687,092 from $4,188,702 for the year ended September 30, 2007 to $2,501,610 for the year ended September 30, 2008. Our net operating loss decrease in 2008 from 2007 was mainly attributable to decreases in: officer compensation, administrative consulting and severance compensation aggregating $533,997; exploration costs of $146,094; other general and administrative of $72,195; and warrants and option expense of $1,092,885.  These decreases were offset by increases in: professional fees of $58,638; and legal and accounting fees of $99,441.

Plan of Operation

To address the going concern problem addressed in its financial statements, we will require raising additional working capital. We will also require additional working capital funds for continuing payments for the continued implementation of its business strategies, necessary corporate personnel, and related general and administrative expenses.

We can make no assurance, however, that it will be able to have access to the capital markets in the future, or that the financing will be available on terms acceptable to satisfy its cash requirements. Our inability to access various capital markets or acceptable financing could have a material effect on its results of operations, deployment of its business strategies and severely threaten our ability to operate as a going concern.

During the next twelve months, we will concentrate on raising the necessary working capital through equity financing and an acceptable debt facility to ensure its ability to implement its business strategies. To the extent that additional capital is raised through the sale of equity or equity related securities, the issuance of such securities may result in dilution of our current stockholders.

Our objective is to continue the evaluation of geologic and metallurgical opportunities presented by the El Capitan deposit with the intent to carry on the implementation of the previously announced strategic plan for the development or sale of this asset.  Over the past several years there has been a significant effort to develop an understanding of the metallurgical properties of this deposit.  We have learned that the complex poly-metallic nature of the rock prevents analysis by standard fire assay techniques typically applied to gold/silver deposits.  Further, the oxide nature of the material does not appear to respond well to nickel-sulfide analytical techniques typically used for sulfide platinum group metal (“PGM”) deposits.  These factors have resulted in a reduction in the level of activity directed towards force-fitting the El Capitan gold, silver, and PGM deposit into the traditional analytical framework of a gold & silver or sulfide PGM deposit. We do not have “reserves” as defined by Industry Guide 7 of the SEC, and it is possible it may never have reserves. Previous exploration efforts have focused on private, patented land and nearby federal claims. However, the unconventional permitting approach used in those efforts severely limited the opportunity for exploration expansion of the deposit, and ultimately curtailed exploration activity since March 2007.

On July 19, 2007, we announced that we had submitted a Plan of Operation for continued exploration on a 2,000 acre parcel within its 7,000 acre El Capitan claim block near Capitan, New Mexico.

In order to ensure timely and appropriate permitting, we hired an experienced, New Mexico headquartered, environmental services firm, GL Environmental, to manage this effort. When the permit is granted, it will provide the opportunity for a professional and methodical investigation into the additional geologic potential of this portion of our holdings without requiring further time-consuming permitting efforts. The area being permitted will allow access to a number of high-potential targets identified through previous surface sampling and remote sensing efforts, as well as to the prospective area to the west of the existing deposit, which remains open to geologic resource extension. This United States Forest Service (“USFS”) permitting effort, governed by the National Environmental Policy Act (NEPA) of 1972, is a robust process that can take a significant amount of time to complete. The typical process generally takes longer than the prescribed regulatory time frame, and is dependent upon a number of factors outside of our control, including, without limitation, governmental approvals, licensing and permitting, as well as potential opposition by third parties. Concurrently, GL Environmental has submitted a permit application with the New Mexico Mining & Minerals Division. Both permits must be approved prior to the commencement of drilling activity.

On July 14, 2008, we announced that we had entered into a Memorandum of Understanding with the USFS related to the permitting of 112 exploration drill holes planned on 2,000 acres of the El Capitan claims in Lincoln County, New Mexico. The action signals the initiation of the Federal Environmental Assessment (“EA”) permitting process. Based upon recent USFS EA completion timelines, we anticipate receipt of permits by the third quarter of calendar 2009 at which time exploration activity could resume.

On August 8, 2007, we announced that wet had agreed to merger terms with Gold and Minerals.  On February 13, 2008, we entered into an Agreement and Plan of Merger with our wholly owned subsidiary, El Capitan Acquisition Company, a Nevada corporation, Gold and Minerals and Mr. Larry Lozensky, a stockholder and President of Gold and Minerals, pursuant to which, at the effective time of the Merger, (i) El Capitan Acquisition Company will merge with and into Gold and Minerals and (ii) Gold and Minerals will be the surviving company to the Merger and our wholly owned subsidiary (the transaction shall be referred to herein as the “Merger”). Pursuant to the Merger Agreement, in consideration of 100% of the outstanding shares of capital stock of Gold and Minerals, the shareholders of Gold and Minerals will receive an aggregate of 118,965,000 shares of our common stock at the effective time of the Merger, subject to a working capital adjustment that will be determined at the closing of the Merger. Assuming no working capital adjustment is required, based upon our currently outstanding shares of capital stock on a fully diluted basis (assuming the conversion or exercise of El Capitan’s outstanding derivative securities), the stockholders of Gold and Minerals will hold approximately 56% of our outstanding capital stock immediately after the effective time of the Merger (assuming we do not issue any additional shares of common stock or additional derivative securities). Gold and Minerals’ primary asset is a 60% ownership in El Capitan, Limited, the company that holds the El Capitan deposit and its related assets. We currently control the remaining 40% of El Capitan, Limited.  The consummation of the Merger is subject to a number of conditions, including, without limitation, the satisfaction of due diligence by the parties, Gold and Minerals’ stockholder approval, completion and effectiveness of a registration statement, and other standard conditions in similar transactions.

On July 23, 2008 we announced that the proposed merger with Gold and Minerals reached the stage at which we were ready to file a Form S-4 registration statement with the Securities and Exchange Commission. Due to the time consuming nature of the preparation of a Form S-4 and the uncertainty of the timing of the SEC review process, the companies had worked with counsel to examine alternative structures for the transaction. While alternatives were identified, none held significant promise to be less time consuming or more cost effective for stockholders. Both companies have concluded that the Form S-4 registration process will be the optimal path forward, and have decided to continue to pursue the original merger structure.

Both companies had agreed to delay the filing of the Form S-4 until sufficient funding was raised to cover accrued and future Merger expenses. We had originally anticipated that the Merger would be complete by this point in time, however, it experienced numerous unexpected delays in the due diligence process; primarily related to obtaining current audited financial statements and documentation related to historical Gold and Minerals’ transactions. Preparation of these due diligence documents substantially increased the costs of the process for both parties. Gold and Minerals’ management has made every effort to provide us appropriate documentation and the Merger is moving forward since sufficient funding is now available. The management and Boards of both companies agree that primary use of such funds must be dedicated to furthering progress on the metallurgical and permitting tasks associated with the El Capitan precious metals project.

On September 16, 2008 we announced that both companies agreed to restart the merger process as Gold and Minerals had brought its joint venture account current.  Subsequently, Gold and Minerals’ joint venture account fell into arrears and the merger process was again halted.  The revised timetable projects filing of the Form S-4 registration statement with the Securities and Exchange Commission could occur in the first calendar quarter of 2009.  It could take several months for the SEC to declare the Form S-4 effective and the merger should close approximately 45 days from the effective date.  Assuming these milestones are achieved, the merger could close in the third quarter of 2009.

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

Liquidity

As of September 30, 2008, we had $32,455 of cash on hand. We will be required to raise additional capital in equity or financing transactions in order to satisfy our expected cash expenditures. At September 30, 2008, based upon our current working capital utilization rate, we have working capital to fund two months of operations.

Historically we have not generated any revenues from operations and have generated interest income revenue on a nominal basis. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred losses from inception to date. Our primary source of funds used during the fiscal year ended September 30, 2008, was from the sale of and issuance of equity securities during fiscal 2007 and 2008.

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

We also contemplate the exercise of the call options on various outstanding warrants, which if exercised, would provide us significant working capital to continue our exploratory programs.   In the year ended September 30, 2008 we raised $177,825 from the exercise of warrants.  Such warrants are callable at our option if (i) the closing sales price of our common stock is at or above $1.25 per share for a period of ten consecutive days, relating to some of the warrants, or $1.99 per share for a period of twenty consecutive days, relating to other warrants (each subject to adjustment as appropriate for stock splits, stock dividends, stock combinations, etc.) and (ii) the shares of common stock issuable upon exercise of the warrants are covered under an effective registration statement. In such an event, we must provide thirty days written notice of our exercise of such call right. In the event the warrant holder does not exercise the warrant within such thirty-day time period, the warrants are redeemable by us at a price per warrant share of $.001.

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

 Off-Balance Sheet Arrangements

During the year ended September 30, 2008, we did not engage in any off balance sheet arrangements as defined in item 303(c) of the SEC’s Regulation S-B.

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

In December 2004, FASB issued SFAS No. 123(R), “Share-based Payment” (“SFAS No. 123R”) and requires companies to measure all stock compensation awards using a fair value method and recognize the related compensation cost in its financial statements. This statement replaces SFAS No. 123 “Accounting for Stock Based Compensation,” and supersedes ABP Opinion No. 25, “Accounting for Stock Issued to Employees.”  Beginning with the Company’s quarterly period that began on October 1, 2006, the Company adopted the provisions of SFAS No. 123R and we expenses the fair value of employee stock options and similar awards in the financial statements.

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for all grants, expected life of options using the Simplified Method, expected volatility based on historical trends, a risk-free interest rate using the appropriate term U.S. Treasury rate, and a zero percent (0%) dividend yield. Transactions in equity instruments with non-employees for goods and services are accounted for in accordance with EITF 96-18 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

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

            In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This statement replaces APB opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transaction provision. When a pronouncement includes specific transaction provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Consequently, we have adopted the provisions of SFAS No. 154 for the fiscal year beginning October 1, 2006. Management currently believes that adoption of the provisions of SFAS No. 154 does not have a material impact on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109 and provides guidance on recognizing, measuring, presenting and disclosing in the financial statements tax positions that a company has taken or expected to take on a tax return. FIN 48 was effective for us as of July 1, 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This pronouncement applies to other standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. The provisions of SFAS No. 157 are effective for the Company during the year ending September 30, 2009. Management currently believes that adoption of the provisions of SFAS No. 1547 does not have a material impact on our consolidated financial statements.

The FASB has also issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, SFAS No. 156, “Accounting for Servicing of Financial Assets” and SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, but they will not have any relationship to our operations at this time.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), which addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. We adopted the provision of SAB No. 108 in our fiscal year 2007.

In December 2007, the FASB issued Statement SFAS No. 141, Business Combinations (SFAS 141R), and Statement of Financial Accounting Standards No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 141R and SFAS No. 160 will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS No. 141R retains the fundamental requirements in Statement 141, Business Combinations, while providing additional definitions, such as the definition of the acquirer in a purchase and improvements in the application of how the acquisition method is applied. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests, and classified as a component of equity. These Statements become simultaneously effective during the year ending September 30, 2010. Early adoption is not permitted. Management is still evaluating the impact the adoption of this pronouncement may on its operating results, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value (the Fair Value Option). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If the Company elects the Fair Value Option for certain financial assets and liabilities, the Company will report unrealized gains and losses due to changes in fair value in earnings at each subsequent reporting date. The provisions of SFAS No. 159 are effective for the Company during the year ending September 30, 2009. Management does not expect the adoption of this pronouncement to have an immediate impact on its operating results, financial position or cash flows.

ITEM 7. FINANCIAL STATEMENTS

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets - September 30, 2008 and September 30, 2007	F-2

Consolidated Statements of Expenses – Years ended September 30, 2008 and 2007 and for the period from July 26, 2002 (inception) through September 30, 2008	F-3

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) - period from July 26, 2002, (inception) through September 30, 2008	F-4

Consolidated Statements of Cash Flows - Years ended September 30, 2008 and 2007 and for the period from July 26, 2002 (inception) through September 30, 2008	F-6

Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of El Capitan Precious Metals, Inc.
(An Exploration Stage Company)
Reno, NV

We have audited the accompanying consolidated balance sheets of El Capitan Precious Metals, Inc. and Subsidiary (an exploration stage company) (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from July 26, 2002 (inception of exploration stage) to September 30, 2008. The financial statements for the period from July 26, 2002 (inception of exploration stage) through September 30, 2006 were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period from July 26, 2002 (inception of exploration stage) through September 30, 2006, include total revenues and net loss of $0 and $10,184,209 respectively. Our opinion on the statements of operations, stockholders’ equity (deficit), and cash flows for the period from July 26, 2002 (inception of exploration stage) through September 30, 2008, insofar as it relates to amounts for prior periods through September 30, 2006, is based solely on the report of other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2008 and 2007 and the results of its operations and cash flows for the periods described above, in conformity with accounting principles generally accepted in the United States of America.

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

January 12, 2009

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30,
	2008	2007

ASSETS
CURRENT ASSETS :
Cash	$32,456	$90,329
Miscellaneous receivable	2,472	8,096
Prepaid expenses	40,643	45,530
Due from affiliated company	49,370	72,270
Total Current Assets	124,941	216,225

Furniture and equipment net of accumulated depreciation of $20,599 and $27,419, respectively	18,556	75,714
Investment in El Capitan, Limited	788,808	788,808
Deposits	27,638	31,108
Total Assets	$959,943	$1,111,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$68,499	$348,507
Accrued liabilities	45,000	36,785
Interest payable	49,750	49,750
Short term debt	27,362	30,071
Total Current Liabilities	190,611	465,113

STOCKHOLDERS’ EQUITY :

Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 86,172,125 and 79,752,119 issued and outstanding, respectively	86,183	79,754
Additional paid-in capital	17,692,616	15,188,972
Deficit accumulated during the exploration stage	(17,009,467)	(14,621,984)
Total Stockholders’ Equity	769,332	646,742
	$959,943	$1,111,855

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES

	Year ended September 30,		July 26, 2002 (Inception) Through September 30,
	2008	2007	2008
OPERATING EXPENSES:
Professional fees	$179,617	$120,979	$3,457,502
Officer compensation expense	455,410	929,407	2,548,833
Administrative consulting fees	-	60,000	1,083,875
Management fees, related parties	-	-	320,500
Legal and accounting fees	232,213	132,772	1,109,656
Exploration expenses	252,006	398,100	2,208,924
Warrant and option expenses	1,156,590	2,249,475	3,569,815
Other general and administrative	225,774	297,969	1,095,829
	(2,501,610)	(4,188,702)	(15,394,934)
LOSS FROM OPERATIONS	(2,501,610)	(4,188,702)	(15,394,934)

OTHER INCOME (EXPENSE):
Interest income	555	5,150	36,215
Interest expense:	(3)	-	-
Related parties	-	-	(28,220)
Other	-	(17,982)	(345,247)
Expenses associated with debt issuance and conversion	-	-	(281,457)
Accretion of notes payable discounts	-	(236,241)	(1,109,399)
Other Income	113,575	-	113,575
Total Other Income (Expenses)	114,127	(249,073)	(1,614,533)
NET LOSS	$(2,387,483)	$(4,437,775)	$(17,009,467)

Basic and diluted net loss per common share	$(0.03)	$(0.06)

Weighted average number of common shares outstanding	82,234,030	78,234,483

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
July 26, 2002 (Inception) to September 30, 2008

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid in Capital	Deficit Accumulated During The Exploration Stage	Total
Initial Issuance of Common Stock	3,315,000	$3,315	-	$(3,306)	$-	$9
Net loss	-	-	-	-	(21,577)	(21,577)
Balances at September 30, 2002	3,315,000	$3,315	$-	$(3,306)	$(21,577)	$(21,568)

Issuance of common stock to Gold and Minerals Company, Inc. in connection with purchase of interests in assets of El Capitan, Ltd. In November 2002	35,685,000	35,685	-	(35,663)	-	22
Acquisition of DML Services on March 17, 2003	6,720,000	6,720	-	(56,720)	`	(50,000)
Common stock issued for notes payable	525,000	525	-	16,975	-	17,500
Common stock and warrants issued for services	150,000	150	-	188,850	-	189,000
Common stock issued for compensation	2,114,280	2,115	-	847,885	-	850,000
Issuance of common stock to Gold and Minerals Company, Inc. in connection with purchase of COD property in August 2003, $0.00 per share	3,600,000	3,600	-	(3,600)	-	-
Net loss	-	-	-	-	(1,561,669)	(1,561,669)
Balances at September 30, 2003	52,109,280	$52,110	$-	$954,421	$(1,583,246)	$(576,715)

Cost associated with warrants and options issued	-	-	-	108,000	-	108,000
Common stock issued for compensation	3,650,164	3,650	-	516,350	-	520,000
Common stock issued for services	1,590,500	1,591	-	278,806	-	280,397
Common stock issue for notes payable	2,319,672	2,319	-	571,049	-	573,368
Common stock issued for acquisition of Weaver property interest in July 2004	3,000,000	3,000	-	(3,000)	-	-
Stock subscriptions	-	-	50,000	-	-	50,000
Net loss	-	-	-	-	(1,314,320)	(1,314,320)
Balances at September 30, 2004	62,669,616	$62,670	$50,000	$2,425,626	$(2,897,566)	$(359,270)

Subscribed stock issued	200,000	200	(50,000)	49,800	-	-
Common stock issued for services	2,241,422	2,241	-	1,234,640	-	1,236,881
Common stock sold in private placement	3,865,000	3,865	-	1,934,272	-	1,938,137
Common stock issued for notes payable	432,701	433	-	172,647	-	173,080
Beneficial conversion of notes payable	-	-	-	21,635	-	21,635
Cost associated with warrants and options issued	10	-	-	113,452	-	113,452
Net loss	-	-	-	-	(3,244,841)	(3,244,841)
Balances at September 30, 2005	69,408,749	$69,409	$-	$5,952,072	$(6,142,407)	$(120,926)

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
July 26, 2002 (Inception) to September 30, 2008

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid in Capital	Deficit Accumulated During The Exploration Stage	Total
Common stock issued for services	562,731	562	-	386,574	-	387,136
Common stock sold in private placement	2,189,697	2,190	-	1,158,775	-	1,160,965
Common stock issued for notes payable	2,124,726	2,125	-	1,276,447	-	1,278,572
Costs associated with warrants and options issued	-	-	-	1,182,390	-	1,182,390
Common stock issued for exercise of options and warrants	498,825	499	-	175,929	-	176,428
Common stock issued for compensation	112,181	112	-	174,888	-	175,000
Net loss	-	-	-	-	(4,041,802)	(4,041,802)
Balances at September 30, 2006	74,896,909	$74,897	$-	$10,307,075	$(10,184,209)	$197,763

Stock issued for conversion of notes payable	1,500,000	1,500	-	748,500	-	750,000
Common stock sold in private placement	50,000	50	-	24,950	-	25,000
Common stock sold by the exercise of warrants and options	2,258,000	2,258	-	1,121,742	-	1,124,000
Common stock issued for compensation	951,994	953	-	594,099	-	595,052
Common stock issued for services	95,216	96	-	62,809	-	62,905
Cost associated with issuance of warrants and options	-	-	-	2,329,797	-	2,329,797
Net loss	-	-	-	-	(4,437,775)	(4,437,775)
Balances at September 30, 2007	79,752,119	$79,754	$-	$15,188,972	$(14,621,984)	$646,742

Common stock sold in private placement	300,000	300	-	149,700	-	150,000
Common stock issued for exercise of cashless warrants	12,000	12	-	(12)	-	-
Common stock sold by the exercise of warrants and options	1,257,500	1,257	-	176,568	-	177,825
Common stock issued for compensation	1,637,356	1,637	-	358,774	-	360,411
Common stock issued for services	3,213,150	3,212	-	662,035	-	665,247
Warrant and option expense	-	-	-	1,156,590	-	1,156,590
Net loss	-	-	-	-	(2,387,483)	(2,387,483)
Balances at September 30, 2008	86,172,125	$86,172	$-	$17,692,627	$(17,009,467)	$769,332

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,		July 26, 2002 (Inception) Through September 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,387,483)	$(4,437,775)	$(17,009,467)

Adjustments to reconcile net (loss) to net cash used in operating activities
Warrant and option expense	1,156,590	2,249,475	7,488,119
Beneficial conversion feature of notes payable	-	-	225,207
Non-cash expense with affiliate	-	-	7,801
Non-cash compensation expense	1,025,658	657,957	1,683,615
Accretion of discount on notes payable	-	236,241	1,149,588
Loss on sale of fixed assets	42,604	11,209	53,813
Provision for uncollectible note receivable	-	-	62,500
Depreciation	15,950	21,617	61,379
Changes in operating assets and liabilities:
Miscellaneous receivable	8,096	561	2,391
Interest receivable	-	-	(13,611)
Prepaid expenses and other current assets	2,415	49,509	(43,116)
Expense advances on behalf of affiliated company	22,900	51,537	(612,360)
Accounts payable	(267,519)	(28,061)	62,769
Accounts payable - Related Party	(12,489)	12,853	364
Accrued liabilities	8,215	(104,392)	157,136
Interest payable, other	-	(36,872)	37,441
Net Cash (Used in) Operations	(385,063)	(1,316,141)	(6,686,431)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property interest	-	-	(100,000)
Purchase of furniture and equipment	(1,396)	(3,780)	(148,140)
Purchase of Automotive	-	12,001	12,001
Deposits	3,470	(263)	(27,638)
Issuance of notes receivable	-	-	(249,430)
Payments received on notes receivable	-	-	66,930
Cash paid in connection with acquisition of DLM Services, Inc.	-	-	(50,000)
Net Cash Provided by (Used in) Investing Activities	2,074	7,958	(496,277)

	Year Ended September 30,		July 26, 2002 (Inception) Through September 30,
	2008	2007	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	150,000	25,100	3,456,706
Costs associated with the sale of stock		-	(19,363)
Proceeds from notes payable, related parties		-	219,900
Stock subscriptions received		-	-
Proceeds from warrant exercise	177,825	1,123,900	1,301,725
Proceeds from notes payable, other	49,651	54,529	2,426,480
Repayment of notes payable, related parties	-	-	(61,900)
Repayment of notes payable, other	(52,360)	(12,150)	(108,384)
Net Cash Provided by Financing Activities	325,116	1,191,379	7,215,164

NET CHANGE IN CASH AND CASH EQUIVALENTS	(57,873)	(116,804)	32,456

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	90,329	207,133	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$32,456	$90,329	$32,456

The accompanying notes are an integral part of these consolidated financial statements.

	Year Ended September 30,		July 26, 2002 (Inception) Through September 30,
	2008	2007	2008
SUPPLEMENTAL CASH FLOW INFORMATION :
Cash paid for interest	$2,503	$20,130	$171,156

Cash paid for income taxes	-	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES :

Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of interest in of El Capitan, Limited.	$-	$-	$8

Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of the COD property	-	-	3,600

Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of the Weaver property	-	-	3,000

Issuance of common stock for financing costs	-	-	56,250

Conversion of accounts payable to equity	-	62,905	94,286

Net non-cash advances from affiliated company	-	-	562,990

Notes payable and accrued interest converted to equity	-	750,000	2,495,544

Issuance of common stock for accrued fees payable	-	-	112,136

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

Basis of Presentation and Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is an exploration stage company and since its inception has had no revenues and has incurred recurring losses aggregating $17,009,467 accumulated during the exploration stage. In addition, the Company does not have a revolving credit facility with any financial institution. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital, negotiating adequate financing arrangements and on achieving sufficiently profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company intends to continue to pursue its cash requirements over the next fiscal year through a combination of financing activities and prior to cash flow generated through operations. In each of September 2006, October 2007 and November 2007 the Company placed a private placement of securities. In September 2007, the Company exercised its call option on certain warrants which realized $45,000 in proceeds.  During the year ended September 30, 2008, the Company exercised certain warrants which realized approximately $176,600 in proceeds.  During the Company’s next fiscal year the Company anticipates exercising the call option on various warrants, which, if exercised, would provide the Company additional working capital to continue its exploratory programs. We continually evaluate business opportunities such as joint venture processing agreements with the objective of creating cash flow to sustain the corporation and provide a source of funds for growth. There are no assurances of success in this regard or in the Company’s ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If management’s plans are not successful, operations and liquidity may be adversely impacted.

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

NOTE 2 - ACQUISITIONS AND DIVESTITURES

Acquisition of El Capitan Property from Gold and Minerals Company, Inc.

In October 2003, the Company completed the acquisition of a 40% equity interest in El Capitan, Limited (“ECL”), an Arizona corporation, which prior to the transaction was a wholly-owned subsidiary of Gold and Minerals Company, Inc. (“Minerals”), a Nevada corporation. Minerals may be considered affiliated with the Company in that it is a shareholder of the Company.  Minerals is involved in the exploration and testing of potential mineral properties. Consideration for the acquisition consisted of the issuance of 30,225,000 shares of the Company’s common stock to Minerals (which occurred in November 2002, and which constituted a 77.5% equity ownership in the Company prior to the reverse acquisition) and $100,000 cash, of which $86,000 was paid through September 30, 2003, and $14,000 was paid in October 2003. Minerals retained the remaining 60% ownership in ECL.

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

The assets of ECL primarily consist of the El Capitan property, an inactive iron and related mineral property located in New Mexico. At September 30, 2008, the property contained four patented claims and 352 unpatented claims encompassing approximately 7,000 acres in the Capitan Mountains in Lincoln County, New Mexico. The property has no proven reserves.

The Company accounts for its 40% interest in ECL using equity method of accounting. During the years ended September 30, 2008 and 2007, the Company has no equity earnings in ECL.

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

Sale of 80% of Mining Claims and Joint Venture

In May 2004, the Company executed a joint venture agreement with U.S. Canadian Minerals, Inc. (“US Canadian”), a publicly-traded Nevada company (Pink Sheets; USCA.PK), to explore the COD property, including the recovery of gold and silver from the tailings of the COD site. The joint venture is to operate under the name “CanEl” until May 2020, unless terminated earlier pursuant to the terms of the joint venture agreement. Under terms of the agreement, the Company was required to transfer to US Canadian an 80% interest in the COD property in exchange for 720,000 shares of US Canadian common stock. Pursuant to a stock split effected by U.S. Canadian, we subsequently held 2,160,000 shares of the U.S. Canadian stock.  As of October 9, 2007 U.S. Canadian announced a 50 to 1 reverse split of its common stock which reduced the number of shares held to 43,200.  On the date of the original transaction, shares of unrestricted freely trading US Canadian common stock traded at $2.85 per share, or as adjusted for the split, at $0.95 per share. At September 30, 2006, 2,160,000 of these shares were utilized as collateral for a $750,000 for a convertible promissory note issued by us.  During the fiscal year ended September 30, 2007 the note was converted in full to the Company’s Common Stock and the pledge of US Canadian common stock was accordingly released as collateral.  See NOTE 4.

The U.S. Canadian common stock was restricted with respect to sale until May 2005. U.S. Canadian’s common stock is currently traded on the OTC Bulletin Board.  As at September 30, 2008 we have ascribed a zero value to these shares due to market conditions with a corresponding adjustment to the carrying value of the deferred gain liability account

Acquisition of Weaver Mining Claims

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Depreciation expense for the years ended September 30, 2008 and 2007 was $15,950 and $21,617, respectively.

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

Stock-Based Compensation

In December 2004, FASB issued SFAS No. 123(R), “Share-based Payment” (“SFAS No. 123R”) and requires companies to measure all stock compensation awards using a fair value method and recognize the related compensation cost in its financial statements. This statement replaces SFAS No. 123 “Accounting for Stock Based Compensation,” and supersedes ABP Opinion No. 25, “Accounting for Stock Issued to Employees.”  Beginning with the Company’s quarterly period that began on October 1, 2006, the company adopted the provisions of SFAS No. 123R and the Company expenses the fair value of employee stock options and similar awards in the financial statements.

The Company recognized stock-based employee compensation aggregating $1,156,590 for stock and stock options issued to employees during the year ended September 30, 2008 and $1,355,100 for stock and stock options issued to employees during year ended September 30, 2007.

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for all grants, expected life of options using the Simplified Method, expected volatility based on historical trends, a risk-free interest rate using the appropriate term U.S. Treasury rate, and a zero percent (0%) dividend yield. Transactions in equity instruments with non-employees for goods and services are accounted for in accordance with EITF 96-18 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

Impairment of Long-Lived Assets

Management assesses the carrying value of long-lived assets for impairment when circumstances indicate such amounts may not be recoverable from future operations. Generally, assets to be held and used are considered impaired if the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. At September 30, 2008 and 2007, long-lived assets were recorded at no value in the consolidated financial statements.

Mineral Property Costs

Mineral property exploration costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has capitalized $788,808 of mineral property acquisition costs reflecting its investment in El Capitan, Limited.

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

New Accounting Pronouncements

In December 2007, the FASB issued Statement SFAS No. 141, “Business Combinations”, (SFAS No. 141R), and Statement of Financial Accounting Standards No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements”, an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 141R and SFAS No. 160 will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS No. 141R retains the fundamental requirements in Statement 141, “Business Combinations”, while providing additional definitions, such as the definition of the acquirer in a purchase and improvements in the application of how the acquisition method is applied. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests, and classified as a component of equity. These Statements become simultaneously effective during the year ending September 30, 2010. Early adoption is not permitted. The Company is still evaluating the impact the adoption of this pronouncement may on its operating results, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value (the Fair Value Option). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If the Company elects the Fair Value Option for certain financial assets and liabilities, the Company will report unrealized gains and losses due to changes in fair value in earnings at each subsequent reporting date. The provisions of SFAS No. 159 are effective for the Company during the year ending September 30, 2009. The Company does not expect the adoption of this pronouncement to have an immediate impact on its operating results, financial position or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This pronouncement applies to other standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. The provisions of SFAS No. 157 are effective for the Company during the year ending September 30, 2009. The Company does not expect the adoption of this pronouncement to have an immediate impact on its operating results, financial position or cash flows.

NOTE 4 - INVESTMENTS IN US CANADIAN

On September 30, 2008, the Company owned 43,200 shares of U.S. Canadian common stock. The Company valued the shares at $0.00 per share, due to market conditions for this stock.  The Company has a residual involvement related to the COD property and accordingly no gain on the sale is recognized and any future increase in market value of the securities, the increase in value will create a deferred gain liability account in accordance with current GAAP.

The Company had pledged all the shares of its US Canadian investment as security for a secured convertible debenture note which was converted in full during the year ended September 30, 2007, thereby, terminating the Company’s pledge of such shares.

NOTE 5 - RELATED PARTY TRANSACTIONS

Notes Receivable

In March 2003, the Company advanced $12,500 to an affiliate in which a prior officer of the Company was also an officer, in exchange for two unsecured, 8% promissory notes, which are due on demand. At September 30, 2006 the Company had recorded a valuation allowance of $12,500 against this receivable due to uncertainty as to the ultimate collectability of these promissory notes.  At September 30, 2007 this receivable was written off.

Due from Affiliated Company

During the period October 2004 through September 2008, the Company made net payments on behalf of Minerals aggregating to $2,217,612 relating to costs incurred by El Capitan, Limited (“ECL”) on the El Capitan property site. Pursuant to an agreement with Minerals effective October 1, 2004, costs incurred by ECL at the El Capitan site are to be split between the companies in accordance with their percentage ownership interest. The Company holds a 40% equity interest in ECL, and Minerals holds the remaining 60% equity interest. To secure the amounts due under the note and the cost advances made on behalf of Minerals by the Company, Minerals had pledged to the Company 1,000,000 free trading shares of the Company’s common stock that Minerals owns. These shares were released back to Minerals in February 2006. Through September 30, 2008, Minerals has reimbursed the Company $2,168,242 of the advanced costs.

At September 30, 2008, Minerals owed the Company $49,370.

Employment Agreement

The Company issued to Mr. Pavlich, President and CEO, on April 6, 2007, 250,000 shares of the Company’s common stock in payment of Mr. Pavlich’s compensation for the remainder of calendar year 2007, valued on the date of grant at $0.70 per share. Additionally, on April 6, 2007, Mr. Pavlich was granted an option to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $0.70 per share, the fair market value of the Company’s stock on the date of grant. On September 9, 2008, this option was cancelled and Mr. Pavlich was granted an option to purchase 2,500,000 of the Company’s common stock at an exercise price of $0.14 per share, the fair market value of the Company’s stock the date of the grant.  The option vests in four equal installments with the first tranche vesting immediately.

Effective May 7, 2007, the Company appointed R. William Wilson as its Chief Financial Officer.  On May 4, 2007, the Company entered into an employment agreement with Mr. Wilson relating to his service as Chief Financial Officer.  This agreement was amended on September 9, 2008.  Pursuant to the agreement as amended, Mr. Wilson is entitled to a monthly base salary of $20,000 per month which may be paid in Company stock subject to mutual agreement.  Additionally, the Agreement provided for the issuance to Mr. Wilson of a stock option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.50, the closing price of the Company’s common stock on May 7, 2007, the date on which Mr. Wilson commenced employment.  On September 9, 2008, this option was cancelled and Mr. Wilson was granted an option to purchase 1,000,000 of the Company’s common stock at an exercise price of $0.14 per share, the fair market value of the Company’s stock the date of the grant.  The option vests in four equal installments with the first tranche vesting immediately.

Consulting Agreements

On April 16, 2007, the Company terminated the two Houlihan Lockey Howard & Zurkin contracts dated January 12, 2006, and the associated contract between Blake Capital, Houlihan Lockey Howard & Zurkin, and the Company dated May 2006.

On October 1, 2007, the Company entered into a consulting agreement with Charles C. Mottley. Pursuant to the consulting agreement, Mr. Mottley has agreed to provide various services on a consulting basis, including strategic advisory services and corporate financial planning. In consideration for his services, the Company is required to pay Mr. Mottley a consulting fee in the aggregate amount of $300,000 consisting of a one-time payment of $25,000 and monthly installments thereafter, the amount of such monthly payments to be dependent upon the cash availability of the Company.  This agreement was terminated in June 2008 in exchange for 445,833 shares of the Company’s unregistered common stock, with a fair market value of $0.10 per share on the date of issue, and other assets with a value of approximately $6,000.  During the life of this agreement Mr. Mottley received $32,500 in cash payments.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company signed a two year lease for office space in Scottsdale, Arizona, effective November 1, 2004 and extended it for a further two years on October 5, 2006. The lease requires monthly payments of $4,055 for October 2007 and $4,217 thereafter through October 2008, plus taxes and tenant charges. The remaining commitments under this lease for the years ended September 30, 2009 and 2010 are $4,217 and $0, respectively.

In June 2007, the Company relocated its corporate office to Reno, Nevada and entered into a one year lease for office space.  The lease requires a monthly payment of $918.

For the years ended September 30, 2008 and 2007, rent expense was $23,676 and $44,017, respectively.

NOTE 7 - INCOME TAXES

The Company has incurred no current income taxes during the period from July 26, 2002 (inception) through September 30, 2008. At September 30, 2008 and 2007, the Company has Federal and state operating loss carry forwards approximating $15,867,483 and $13,480,000 respectively, to reduce future taxable income, if any, and expires at various dates in 2024 through 2028. A valuation allowance has been provided to reduce the net deferred tax asset, as management determined that it is more likely than not that the deferred tax assets will not be realized.

	Year Ended September 30,
	2008	2007
Deferred tax assets	$5,394,944	$4,583,779
Valuation allowance	(5,394,944)	(4,583,779)
Net deferred tax asset after valuation allowance	$—	$—

The following table accounts for the differences between the actual income tax benefit and amounts computed by applying the statutory U.S. federal income tax rate of 34% to loss before income taxes for the years ended September 30:

	Year Ended September 30,
	2008	2007
Tax benefit at the federal statutory rate	$811,165	$1,427,531
Increase in valuation allowance	(811,165)	(1,427,531)
Income tax benefit (expense)	$—	$—

NOTE 8 - ADOPTION OF 2005 STOCK INCENTIVE PLAN

On June 2, 2005, the Board of Directors adopted the Company’s 2005 Stock Incentive Plan which reserves 8,000,000 shares for issuance under the Plan out of the authorized and unissued shares of par value $0.001 common stock of the Company. On July 8, 2005, the Board of Directors authorized the Company to take the steps necessary to register the Plan shares under a registration statement on Form S-8. On July 19, 2005, the Form S-8 was filed with the SEC for 5,000,000 shares. On October 18, 2007 the Form S-8 was filed with the SEC for the remaining 3,000,000 shares.  On July 30, 2008, the Board of Directors increased the number of share of the Company’s common stock authorized for issuance under this plan to 16,000,000 shares.

NOTE 9 - STOCKHOLDERS’ DEFICIT

Issuances of Common Stock, Warrants and Options

Common Stock

During the year ended September 30, 2002, El Capitan issued 3,315,000 common shares at its initial issuance.

During the year ended September 30, 2003, El Capitan issued 33,685,000 shares of common stock to Gold and Minerals Company, Inc., for the purchase of a 40% interest in El Capitan, Limited, 6,720,000 shares of common stock in connection with the acquisition of DML Services and 3,600,000 shares of common stock to Gold and Minerals Company, Inc. in connection with the purchase of the COD property.

During the year ended September 30, 2008, El Capitan also issued 150,000 shares of common stock valued at $189,000 for services, 2,114,280 shares of common stock valued at $850,000 for compensation and 525,000 shares of common stock for payment in full of a note payable of $17,500.

During the year ended September 30, 2004, El Capitan issued 3,000,000 shares of common stock in connection with the purchase of the Weaver property, 2,319,672 shares of common stock for payment of notes payable of $573,368, 1,590,500 shares of common stock valued at $280,397 for services and 3,650,164 shares of common stock valued at $520,000 compensation.

During the year ended September 30, 2005, El Capitan issued 200,000 shares of common stock as subscribed stock, 432,701 shares of common stock for payment of notes payable of $173,080, 2,241,422 shares of common stock valued at $1,236,881 for services, 10 common shares for the exercise of warrants and sold 3,865,000 shares of common stock in a private placement for $1,938,137.

During the year ended September 30, 2006, El Capitan issued 2,124,726 shares of common stock for payment of notes payable of $1,236,881, 498,825 shares of common stock for the exercise of options and warrants, 562,731 common shares value at $387,136 for services, 112,181 shares of common stock valued at $175,000 for compensation and sold 2,189,697 shares of common stock in a private placement for $1,160,965.

In November 2006, the Company issued 1,500,000 shares of common stock at $0.50 per share pursuant to the terms of conversion of a convertible note payable of $750,000.

In October 2006, the Company sold 50,000 restricted common shares to an accredited investor pursuant to a private placement of securities under Section 4(2) and Rule 506 promulgated under the Securities Act, for $25,000.

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

During fiscal 2007, the Company issued 168,000 shares of restricted common stock for $79,000 to shareholders for the exercise of warrants at $0.50 per share.

During fiscal 2007, the Company issued 951,994 shares of its S-8 common stock pursuant to its 2005 Stock Incentive Plan for severance benefits and compensation valued at $595,052.

During fiscal 2007, the Company issued 95,216 shares of its S-8 common stock pursuant to its 2005 Stock Incentive Plan for consulting services valued at $62,905.

During fiscal 2008, the Company sold 300,000 restricted common shares to accredited investors pursuant to a private placement of securities under Section 4(2) and Rule 506 promulgated under the Securities Act, for $150,000. The shares were sold along with 300,000 common stock warrants with a term of 2 years and an exercise price of $0.60 per share.

During fiscal 2008, the Company issued 1,257,500 shares of common stock for $177,825 to shareholders for the exercise of warrants at prices from $0.11 to $0.44 per share.

During fiscal 2008, the Company issued 1,637,356 shares of its S-8 common stock pursuant to its 2005 Stock Incentive Plan for severance benefits and compensation valued at $360,411.

During fiscal 2008, the Company issued 3,213,150 shares of its S-8 common stock pursuant to its 2005 Stock Incentive Plan for consulting services valued at $665,247.

During fiscal 2008, the Company issued 12,000 restricted common shares for the cashless exercise of warrants.

Warrants

During fiscal 2007, the Company granted a total of 2,140,000 common stock warrants with exercise prices ranging from $0.76 to $1.31 with terms of 2 years. The fair value of the warrants granted was estimated using the Black-Scholes option pricing model. The assumptions used in the model included the following: the exercise prices noted above, expected terms of 1 to 2 years (the warrants qualify as “plain vanilla” warrants under the provisions of Staff Accounting Bulletin No. 107 ("SAB No. 107") and, due to limited warrant exercise data available to the Company, the term was estimated pursuant to the provisions of SAB No. 107), expected volatilities ranging from 94.35% to 134.31%,  risk-free interest rates of 4.90% to 5.10% and the market price of the Company’s common stock on the grant dates of the warrants. The fair value of these warrants was estimated to be $727,475. The warrants vested immediately and the full fair value was expensed during the year ended September 30, 2007.

During fiscal 2008, the Company granted 300,000 common stock warrants along with 300,000 common shares for $150,000. The warrants have terms of 2 years and are exercisable at $0.60.

On May 9, 2008, the Company modified the terms of 150,000 warrants previously granted. The exercise price of the warrants was reduced from $0.50 to $0.16. The modification resulted in additional warrant expense of $9,311. The significant assumptions used in the Black-Scholes option pricing model to compute the fair value of the modification of these warrants include the following: remaining term of 0.6 years, expected volatility of 103.51%, risk-free interest rate of 1.66% and the market price of the Company’s common stock on the modification date. The warrants were subsequently exercised for cash.

During July 2008, the Company modified the terms of 1,007,500 warrants previously granted. The exercise price of the warrants was reduced from $0.50 to $0.11. The modification resulted in additional warrant expense of $45,656. The significant assumptions used in the Black-Scholes option pricing model to compute the fair value of the modification of these warrants include the following: remaining term of 0.8 years, expected volatility between 94.96 and 107.59%, risk-free interest rates of 1.31% to 1.68% and the market price of the Company’s common stock on the modification date. The warrants were subsequently exercised for cash.

The following table summarizes the warrant activity for the years ended September 30, 2008 and 2007:

	Warrants Outstanding		Warrants Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, September 30, 2006	7,781,364	$0.54	7,781,364	$0.54
Granted	2,140,000	$1.37	2,140,000	$1.37
Cancelled	—	—	—	—
Exercised	(2,258,000)	$(0.50)	(2,258,000)	$(0.50)
Balance, September 30, 2007	7,663,364	$0.75	7,663,364	$0.75

Balance, September 30, 2007	7,663,364	$0.75	7,663,364	$0.75
Granted	300,000	$0.60	300,000	$0.60
Cancelled	(1,332,500)	—	(1,332,500)	—
Exercised	(1,257,500)	$(0.14)	(1,257,500)	$(0.14)

Balance, September 30, 2008	5,373,364	$0.84	5,373,364	$0.84

The following table summarizes information for warrants outstanding and exercisable at September 30, 2008:

	Warrants Outstanding			Warrants Exercisable
	Weighted Average			Weighted Average
Range of Prices	Number	Remaining Life	Exercise Price	Number	Remaining Life	Exercise Price
$0.50	3,033,364	0.7	$0.50	3,033,364	0.7	$0.50
$0.60	300,000	1.1	$0.60	300,000	1.1	$0.60
$1.31	50,000	0.2	$1.31	50,000	0.2	$1.31
$1.37	1,990,000	0.1	$1.37	1,990,000	0.1	$1.37

	5,373,364	0.2	$0.84	5,373,364	0.2	$0.84

The aggregate intrinsic value of the outstanding warrants at September 30, 2008 was zero.

At September 30, 2008, the Company had 4,955,000 warrants outstanding having a right to call feature.  These warrants are callable at the Company’s option if (i) the closing sales price of the Company’s common stock is at or above $1.25 - $1.92 per share (subject to adjustment as appropriate for stock splits, stock dividends, stock combinations, etc.) for a period of ten or twenty consecutive days and (ii) the shares of common stock issuable upon exercise of the warrants are covered under an effective registration statement. In such an event, the Company must provide thirty days written notice. At September 30, 2007, 6,542,000 warrants were callable. In the event the warrant holder does not exercise the warrant within such thirty-day time period, the warrants could be redeemed by the Company at the price per warrant share of $0.001.

Options

During fiscal 2007, the Company granted employees and directors an aggregate of 4,550,000 options with terms ranging between 3 and 10 years and exercise prices ranging from $0.41 to $1.20. The fair value of the options granted was estimated using the Black-Scholes option pricing model. The assumptions used in the model included the following: the exercise prices noted above, expected terms of 1.50 to 5.75 years (the options qualify as “plain vanilla” options under the provisions of Staff Accounting Bulletin No. 107 ("SAB No. 107") and, due to limited option exercise data available to the Company, the term was estimated pursuant to the provisions of SAB No. 107), expected volatilities ranging from 119.50% to 128.91%,  risk-free interest rates of 4.62% to 5.03% and the market price of the Company’s common stock on the grant dates of the options. The fair value of these options is being expensed on a straight line basis over their vesting periods. During the years ended September 30, 2008 and 2007, $938,956 and $1,473,940, respectively was expensed related to these options.

During fiscal 2008, the Company granted employees and directors an aggregate of 4,126,000 options with terms of 10 years and exercise prices ranging from $0.14 to $0.19. The fair value of the options granted was estimated using the Black-Scholes option pricing model. The assumptions used in the model included the following: the exercise prices noted above, expected terms of 5.25 to 5.75 years (the options qualify as “plain vanilla” options under SAB No. 107 and, due to limited option exercise data available to the Company, the term was estimated pursuant to the provisions of SAB No. 107), expected volatilities ranging from 110.88% to 117.25%,  risk-free interest rates of 3.45% to 3.62% and the market price of the Company’s common stock on the grant dates of the options. The fair value of these options is being expensed on a straight line basis over their vesting periods. During the year ended September 30, 2008, $162,667 was expensed related to these options.

The following table summarizes the option activity for the years ended September 30, 2008 and 2007:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, September 30, 2006	1,529,000	$1.01	1,004,000	$1.24
Vested	—		1,175,000	$0.69
Granted	4,550,000	$0.65	—	$-
Exercised	—	—	—	$-
Expired	(50,000)	$0.41	-	$-
Balance, September 30, 2007	6,029,000	$0.74	2,179,000	$0.95

Balance, September 30, 2007	6,029,000	$0.74	2,179,000	$0.95
Vested	—		1,175,000	$0.19
Granted	4,126,000	$0.14	—	$-
Exercised	—	—	—	$-
Expired	(3,979,000)	$0.81	(479,000)	$1.99
Balance, September 30, 2008	6,176,000	$0.30	2,875,000	$0.46

Weighted average contractual life in years	8.5		7.2

The weighted average fair value of options granted in the year ended September 30, 2008 was $0.14 and the aggregate intrinsic value of the outstanding options at September 30, 2008 was zero.

The Company has a stock incentive plan under which 16,000,000 shares are reserved for stock and option grants. There were 9,292,324 shares available for grant under the Plan at September 30, 2008, excluding the 6,176,000 options outstanding.

NOTE 10 - SUBSEQUENT EVENTS

In December 2008:

The Company issued 740,000 shares of common stock pursuant to the exercise of warrants for proceeds of $27,000 at an average exercise price of $0.05 per share.

The Company received $51,776 from Gold and Minerals in reduction of the amount it owes for its share of the El Capitan project costs.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM8A(T).	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met.

As of September 30, 2008, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2008, because of the identification of the material weaknesses in internal control over financial reporting described below. Notwithstanding the material weaknesses that existed as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer have each concluded that the consolidated financial statements included in this Annual Report on Form 10-KSB present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The Board is fully aware that there is lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters.

(b) Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•
Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of September 30, 2008.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at September 30, 2008:

•
Due to the Company’s small size, with only 2 officers in separate locations, segregation of duties is not possible and timely review of financial data and banking information is not always practicable.   The Company has very limited review procedures in place.

As a result of these material weaknesses described above, management has concluded that, as of September 30, 2008, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.  Further, management did not engage an outside consultant to assist in evaluation of internal controls.

(c)  Changes in Internal Control Over Financial Reporting

During the fiscal year ended September 30, 2008, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

NAME	AGE	POSITION	DIRECTOR SINCE

Kenneth P. Pavlich	54	President, Chief Executive Officer, Director	November 2006
R. William Wilson	51	Chief Financial Officer, Director, Secretary, Treasurer	February 2005
Bruce F. Snyder	68	Director	December 2006

Marvin K. Kaiser	67	Director	September 2007

Donald W. Gentry	65	Director	September 2007

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

DONALD W. GENTRY.  Dr. Gentry has been a director of our Company since September 2007.  Dr. Gentry retired from PolyMet Mining Corporation as its President, Chief Executive Officer, Chairman and Director from 1998 to 2003. He is a retired Professor Emeritus of the Colorado School of Mines, having served that institution from 1972 to 1998 as Professor, Department Head and Dean of Engineering. Dr. Gentry also currently serves on the Boards of Gryphon Gold Corporation and Golden Gryphon Explorations.  Until December 2008, Dr. Gentry served on the Board of Constellation Copper Corporation.  Earlier in his career, Dr. Gentry held positions with Anaconda Company, Kennecott Copper Corporation, and NL Industries, Inc. as a mining engineer.  He has an international reputation as a consulting mining engineer, professional educator and mining executive. His primary interests center on the financial aspects of project evaluation, investment decision analysis, project financing, and corporate investment strategies. He previously served as a Director of Santa Fe Pacific Gold Corporation, Newmont Mining Corporation, and Newmont Gold Company. He was elected President of the Society for Mining, Metallurgy and Exploration, Inc. in 1993 and the American Institute of Mining, Metallurgical and Petroleum Engineers in 1996 and to the National Academy of Engineering in 1996.  Dr. Gentry holds degrees from University of Illinois (B.S. in Mining Engineering, 1965), University of Nevada (M.S. in Mining Engineering, 1967), and University of Arizona (Ph.D. in Mining Engineering, 1972).

MARVIN K. KAISER.   Mr. Kaiser has been a director of our Company since September 2007.  Mr. Kaiser was the Executive Vice President and Chief Administrative Officer of The Doe Run Company, an international natural resource company focused on the mining, smelting, recycling and fabrication of metals, from December 1993 to February 2006. Prior thereto, he was the Chief Financial Officer of: Amax Gold Inc., an NYSE listed company, from 1989 to 1993; Olympic Mining Corporation from 1984 to1989; and, Ranchers Exploration from 1969 to 1984.  Prior to that, Mr. Kaiser held positions with a manufacturing firm and a public accounting firm.  Mr. Kaiser also serves as a director of Apollo Gold Corporation, Electrum USA Ltd., Gryphon Gold Corporation and Uranium Resources Inc.  Until December 2008, Mr. Kaiser served on the Board of Constellation Copper Corporation and formerly was a member of the Board of New West Gold Corporation until its acquisition by Fronteer Development.   Mr. Kaiser graduated from Southern Illinois University with a Bachelor of Science in Accounting in 1963.  He has sat on the SIU – Carbondale School of Accountancy Advisory Board from 1988 to Present, and served as Chair during 2005-2006.  He currently sits on the Board of the Southern Illinois University Foundation.  Mr. Kaiser also authored the Annual Silver Review for the Engineering & Mining Journal for 16 years.

Audit Committee

We have established an audit committee.  Since January 23, 2008, our audit committee has consisted of one Board member, Mr. Marvin K. Kaiser.  The Board of Directors has determined that Mr. Kaiser is an “audit committee financial expert” as that term is defined in Item 407(d) (s) of Regulation S-B promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Additionally, Mr. Kaiser qualified as an “independent director” as that term is defined in Section 4200(a)(15) of National Association of Securities Dealers’ listing standards or under the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act.  At a meeting of the Board of Directors on September 5, 2006, the Board adopted the Audit Committee Charter as presented by the Audit Committee chairman.

From the time of the resignation of Mr. R. William Wilson as the sole member of the audit committee on May 7, 2007, contemporaneous with his appointment as Chief Financial Officer of the Company, until the appointment of Mr. Kaiser, the entire Board served the functions of the audit committee..

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater-than-10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the copies of such forms furnished to us during our fiscal year ending September 30, 2008 and written representations from the executive officers, directors and greater-than-10% beneficial owners of our common stock, the following table shows the transactions for Fiscal 2008 that were not in compliance.

NAME OF FILER:	DESCRIPTION OF TRANSACTION:
Marvin K. Kaiser	Stock issuance to independent directors granted on 2/29/08, reported on 3/6/08
Bruce F. Snyder	Stock issuance to independent directors granted on 2/29/08, reported on 3/6/08
Donald W. Gentry	Stock issuance to independent directors granted on 2/29/08, reported on 3/6/08
R. William Wilson	Shares issued in lieu of salary on 11/30/07, reported one day late on 12/5/07
R. William Wilson	Shares issued in lieu of salary on 8/31/07, reported on 10/02/07
Charles C. Mottley (former CEO)	Shares issued in lieu of salary on 8/31/07, reported on 10/02/07

ITEM 10.	EXECUTIVE COMPENSATION

 Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as El Capitan’s principal executive officer or principal financial officer during its last completed fiscal year; and (ii) each other individual that served as El Capitan’s executive officer at the conclusion of the fiscal year ended September 30, 2008 and who received in excess of $100,000 in the form of total compensation during such fiscal year (collectively, the “named executives”) during the fiscal years ended September 30, 2008 and 2007:

Name and Principal Position	Year	Salary		Option Awards (1)		All Other Compensation (1)		Total Compensation
Kenneth P. Pavlich, President, Chief Executive Officer and Director (2)	2008	148,553	(3)	701,729	(4)	27,138	(5)	877,450
	2007	116,667	(3)	899,713	(4)	66,570	(6)	1,082,950

R. William Wilson, Chief Financial Officer, Treasurer, Secretary and Director (7)	2008	144,160	(8)	230,991	(9)	27,138	(10)	402,289
	2007	64,252	(8)	230,732	(9)	24,821	(11)	319,803

(1)
Amounts shown reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended September 30, 2008 and 2007 in accordance with SFAS 123(R).  The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for all grants, expected life of options using the Simplified Method, expected volatility based on historical trends, a risk-free interest rate using the appropriate term U.S. Treasury rate, and a zero percent (0%) dividend yield (see NOTE 3 to the audited financial statements for the fiscal year ended September 30, 2008, which are included elsewhere in this report).

(2)	Mr. Pavlich was appointed El Capitan’s President and Chief Executive Officer on April 6, 2007.

(3)
On April 16, 2007, the Company issued Mr. Pavlich an aggregate of 250,000 shares of the Company’s common stock in payment of salary for the remainder of calendar year 2007. The shares were valued at $0.70 per share, the market value of the Company’s common stock on the date of grant. Beginning in January 2008, Mr. Pavlich’s salary was paid monthly in stock and was valued at the average fair market value of the Company’s common stock in the month earned.  Mr. Pavlich’s employment agreement was amended on March 31, 2008 and also on September 9, 2008.  See the narrative disclosure below for more detail as to Mr. Pavlich’s employment agreement and compensation.

(4)
Reflects the vesting of (i) approximately 2,500,000 share options pursuant to the stock option granted to Mr. Pavlich on April 6, 2007 to acquire 2,500,000 shares of the Company’s common stock at an exercise price of $0.70, the fair market value of the Company’s common stock on the date of grant. This option grant was cancelled on September 9, 2008; and (ii) approximately 625,000 share options pursuant to the stock option granted to Mr. Pavlich on September 9, 2008 to acquire 2,500,000 shares of the Company’s common stock at an exercise price of $0.14, the fair market value of the Company’s common stock on the date of grant; and (ii) approximately 98,000 share options pursuant to the stock option granted to Mr. Pavlich on March 31, 2008 to acquire 98,000 shares of the Company’s common stock at an exercise price of $0.19, the fair market value of the Company’s common stock on the date of grant.  See Footnote 1 above.

(5)
Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended September 30, 2008 in accordance with SFAS 123(R), of the vesting of (i) 25,000 share options pursuant to the stock option granted to Mr. Pavlich on June 11, 2007 to acquire 50,000 shares of the Company’s common stock at an exercise price of $0.41, the fair market value of the Company’s common stock on the date of grant, in consideration of his services as a director and (ii) a 25,000 share options pursuant to the director performance stock option granted to Mr. Pavlich on September 9, 2008 to acquire 100,000 shares of the Company’s common stock at an exercise price of $0.14, the fair market value of the Company’s common stock on the date of the grant.  This option vests 25% immediately and in three equal installments each six months thereafter.  Amount also includes a management performance bonus in the form of a stock grant of 60,000 shares valued at $0.30 per share, the fair market value of the Company’s common stock on the date of the grant, January 23, 2008 ($18,000).  See Footnote 1 above.

(6)
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

(7)	Mr. Wilson was appointed El Capitan’s Chief Financial Officer, Treasurer and Secretary on May 7, 2007.

(8)
Pursuant to the terms of Mr. Wilson’s original employment agreement with the Company, Mr. Wilson’s salary consisted of cash and stock.  Mr. Wilson’s employment agreement was amended in on March 31, 2008 and also on September 9, 2008.  Beginning in March 2008, Mr. Wilson’s salary was paid monthly in stock and was valued at the average fair market value of the Company’s common stock in the month earned. See the narrative disclosure below for more detail as to Mr. Wilson’s employment agreement and compensation.

(9)
Reflects the vesting of (i) approximately 1,000,000 share options pursuant to the stock option granted to Mr. Wilson on May 7, 2007 to acquire 1,000,000 shares of the Company’s common stock at an exercise price of $0.50, the fair market value of the Company’s common stock on the date of grant. This option grant was cancelled on September 9, 2008; and (ii) approximately 250,000 share options pursuant to the stock option granted to Mr. Wilson on September 9, 2008 to acquire 1,000,000 shares of the Company’s common stock at an exercise price of $0.14, the fair market value of the Company’s common stock on the date of grant; and (ii) approximately 28,000 share options pursuant to the stock option granted to Mr. Wilson on March 31, 2008 to acquire 28,000 shares of the Company’s common stock at an exercise price of $0.19, the fair market value of the Company’s common stock on the date of grant. See Footnote 1 above.

(10)
Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended September 30, 2008 in accordance with SFAS 123(R), of the vesting of (i) 25,000 share options pursuant to the stock option granted to Mr. Wilson on June 11, 2007 to acquire 50,000 shares of the Company’s common stock at an exercise price of $0.41, the fair market value of the Company’s common stock on the date of grant, in consideration of his services as a director and (ii) a 25,000 share options pursuant to the director performance stock option granted to Mr. Wilson on September 9, 2008 to acquire 100,000 shares of the Company’s common stock at an exercise price of $0.14, the fair market value of the Company’s common stock on the date of the grant.  This option vests 25% immediately and in three equal installments each six months thereafter.  Amount also includes a management performance bonus in the form of a stock grant of 60,000 shares valued at $0.30 per share, the fair market value of the Company’s common stock on the date of the grant, January 23, 2008 ($18,000).  See Footnote 1 above.

(11)
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

Employment Agreements with Executives

President and Chief Executive Officer

On April 6, 2007, El Capitan entered into an employment agreement with Kenneth P. Pavlich relating to his service as its Chief Executive Officer and President. Pursuant to the agreement, El Capitan agreed to issue Mr. Pavlich 250,000 shares of the Company’s common stock in payment of Mr. Pavlich’s compensation for the remainder of calendar year 2007, valued on the date of grant at $0.70 per share. The term of the agreement is for two years, with automatic one-year extensions unless either party provides 30 days notice of termination to the other prior to the expiration of the initial term or an extension thereof. Commencing January 1, 2008, and for the remainder of the term of the agreement, Mr. Pavlich will be entitled to a base salary consisting of 25,000 shares of common stock per month, provided the fair market value of the shares issued per month shall not exceed $100,000 based on the value of the average of the daily closing prices of the Company’s common stock during the month of service. Additionally, upon the completion of a sale or other transaction of the Company’s El Capitan property, Mr. Pavlich will be entitled to bonus compensation equal to 0.5% of value received by the Company (and its stockholders, if applicable) in such transaction; provided that, the Company’s consummation of a merger or other consolidation with Gold and Minerals Co., Inc. shall not constitute a transaction whereby the bonus compensation shall apply.

Additionally, on April 6, 2007, Mr. Pavlich was granted an option to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $0.70 per share, the fair market value of the Company’s stock on the date of grant. The option shall vest in five equal amounts of 500,000 shares upon the initial occurrence of each of the certain events as detailed in his employment agreement. On September 9, 2008, Mr. Pavlich and El Capitan agreed to cancel the option described above and reissued a new ten-year option to purchase 2,500,000 shares of El Capitan common stock at an exercise price of $0.14, the closing price of El Capitan common stock on September 9.  The option shall vest in four equal installments every six months, with the first tranche vesting immediately.  The option is subject to accelerated vesting upon a change in control of El Capitan or upon El Capitan common stock having a volume-weighted average price exceeding $1.00 over 20 consecutive trading days.

On September 9, 2008, Mr. Pavlich and El Capitan amended the terms of his employment agreement to provide for a fixed monthly base salary of $25,000 in lieu of the prior variable base salary payment that was dependent upon the monthly value of El Capitan’s common stock.  Upon agreement by El Capitan, Mr. Pavlich may elect to receive his monthly base salary in the form of El Capitan common stock.

Chief Financial Officer and Treasurer

On May 7, 2007, the Company entered into an employment agreement with Mr. Wilson relating to his service as Chief Financial Officer. Pursuant to the agreement, Mr. Wilson is entitled to a monthly base salary of (i) $10,000 and (ii) the issuance of 7,000 shares of the Company’s common stock; provided that the aggregate value of the base salary for any month shall not exceed $38,000, of which the value of the shares of common stock issued shall be determined by based on the value of the average of the daily closing prices of the Company’s common stock during the month of service. The term of the agreement is for two years, with automatic one-year extensions unless either party provides 30 days notice of termination to the other prior to the expiration of the initial term or an extension thereof. Additionally, upon the completion of a sale or other transaction of the Company’s El Capitan property, Mr. Wilson will be entitled to bonus compensation equal to 0.3% of value received by the Company (and its stockholders, if applicable) in such transaction; provided that, the Company’s consummation of a merger or other consolidation with Gold and Minerals Co., Inc. shall not constitute a transaction whereby the bonus compensation shall apply.

Additionally, the Agreement provided for the issuance to Mr. Wilson of a stock option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.50, the closing price of the Company’s common stock on May 7, 2007, the date on which Mr. Wilson commenced employment. The option shall vest in five equal amounts of 200,000 shares upon the initial occurrence of certain provisions in the Agreement.  On September 9, 2008, Mr. Wilson and El Capitan agreed to cancel the option described above and reissued a new ten-year option to purchase 1,000,000 shares of El Capitan common stock at an exercise price of $0.14, the closing price of El Capitan common stock on September 9.  The option shall vest in four equal installments every six months, with the first tranche vesting immediately.  The option is subject to accelerated vesting upon a change in control of El Capitan or upon El Capitan common stock having a volume-weighted average price exceeding $1.00 over 20 consecutive trading days.

On September 9, 2008, Mr. Wilson and El Capitan amended the terms of his employment agreement to provide for a fixed monthly base salary of $20,000 in lieu of the prior variable base salary payment that was dependent upon the monthly value of El Capitan’s common stock.  Upon agreement by El Capitan, Mr. Wilson may elect to receive his monthly base salary in the form of El Capitan common stock.

Former President and Chief Executive Officer

On October 1, 2007, El Capitan entered into a Consulting Agreement with Charles Mottley, who served as chief executive officer of the Company until April 7, 2007.  This agreement was terminated in June 2008 in exchange for 445,833 shares of the Company’s unregistered common stock, with a fair market value of $0.10 per share on the date of issue, and other assets with a value of approximately $6,000.  During the life of this agreement Mr. Mottley received $32,500 in cash payments.

Other Former Executive Officers

Prior to their resignations in April and May 2007, El Capitan did not have formal employment agreements with James Ricketts, then its Secretary, L. Ronald Perkins, then its Vice President in charge of Administration, Marketing and Communication, and Stephen J. Antol, then its Chief Financial Officer and Treasurer. Each received, in consideration for their respective services, $10,000 per month on a month-to-month basis. Prior to January 1, 2006, their salaries were structured as consulting fees, but on such date their compensation was structured as salaries to employees. Each of Messrs. Ricketts, Perkins and Antol accepted accrued back compensation and monthly compensation for June through September 2005 in El Capitan’s common stock.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding each unexercised option held by each of El Capitan’s named executive officers as of September 30, 2008:

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Kenneth P. Pavlich	100,000	—	0.83	11/13/16
	25,000	25,000	0.41	6/11/10
	-	98,000	0.50	3/30/18
	25,000	75,000	0.14	9/08/18
	625,000	1,875,000	0.14	9/18/18
R. William Wilson	100,000	-	0.56	7/21/15
	25,000	25,000	0.41	6/11/10
	-	28,000	0.50	3/30/18
	25,000	75,000	0.14	9/08/18
	250,000	750,000	0.14	9/18/18
(1) All options granted pursuant to El Capitan’s 2005 Stock Incentive Plan, as amended.

Severance and Change of Control Arrangements

See “Employment Agreements with Executive Officers” above for a description of the severance and change of control arrangements with Mr. Pavlich and Mr. Wilson.

El Capitan’s Board of Directors, or a committee thereof, serving as plan administrator of its 2005 Stock Incentive Plan, has the authority to provide for accelerated vesting of the options granted to its named executive officers and any other person in connection with changes of control of the Company, including: (a) the sale, lease, exchange or other transfer of substantially all of its assets to a non-affiliate; (b) its liquidation or dissolution; (c) subject to certain limitations, if any person becomes the beneficial owner of in excess of 20% of the combined voting power of El Capitan’s outstanding securities having the right to vote at elections of directors; (d) subject to certain limitations, a merger or consolidation whereby El Capitan’s stockholders immediately prior to effective date of such merger or consolidation have beneficial ownership, immediately following the effective date of such merger or consolidation, of securities of the surviving corporation representing less than 80% of the combined voting power of the surviving corporation’s then outstanding securities ordinarily having the right to vote at elections of directors; or (e) if after the date our securities are first sold in a registered public offering, its then existing directors cease to constitute at least a majority of the board. This description constitutes only a summary of the relevant terms to El Capitan’s 2005 Stock Incentive Plan.

Director Compensation

On July 21, 2005, based upon recommendations from El Capitan’s compensation committee, the Board of Directors approved the compensation plan for the Board of Directors. The non-employee directors will be compensated with an annual retainer of $5,000, plus an additional $1,000 for each Board meeting attended by each such director in person plus $500 per month for all Board meetings attended by such director by telephone. In addition, non-employee directors serving as chairman of the audit and compensation committee shall receive an additional annual retainer of $4,000. Employee directors will not receive fees, or other compensation for service on the board or any committees thereof other than participating in annual stock option awards to Board members. All Board members shall be reimbursed for expenses incurred in connection with board or committee meetings.  On January 23, 2008, the plan was amended to permit Board members to receive any retainers, compensation and expense payments in either all cash, all Company common stock or half in cash and half in Company common stock.

On March 24, 2006, El Capitan issued R. William Wilson an option to purchase 44,000 shares of its common stock at an exercise price of $1.99 per share as a performance bonus provided to its outside directors. Mr. Wilson’s options vested on September 30, 2006. Pierce Carson, a director at that time, was also issued a similar option, but the option expired unvested upon Mr. Carson’s resignation from the board in May 2006.  Mr. Wilson’s option expired unexercised on March 23, 2008.

On November 13, 2006, Kenneth Pavlich was granted an option to purchase El Capitan common stock at $0.83 per share (the closing price of El Capitan’s common stock on the date of his appointment to the Board), such options to vest in two equal installments on January 1, 2007 and July 1, 2007.

On December 8, 2006, Bruce Snyder was granted an option to purchase 100,000 shares of El Capitan common stock at $1.20 per share (the closing price of El Capitan’s common stock on the date of his appointment to the Board), such option to vest in two equal installments on January 1, 2007 and July 1, 2007.

On June 11, 2007, El Capitan issued each of its then four directors an option to purchase 50,000 shares of its common stock at an exercise price of $0.41 per share as a performance bonus provided to its directors. These options vest 25,000 on January 1, 2008 and 25,000 on January 1, 2009.

On September 26, 2007, Donald W. Gentry and Marvin K. Kaiser were each granted an option to purchase 100,000 shares of El Capitan common stock at $.057 per share (the closing price of El Capitan’s common stock on the date of their appointment to the Board) such options to vest in two equal installments on January 1, 2008 and January 1, 2009.

On September 9, 2008, El Capitan issued each of its then five directors an option to purchase 100,000 shares of its common stock at an exercise price of $0.14 per share as a performance bonus provided to its directors. These options vest 25,000 immediately and in three equal installments each six months thereafter.

The following table shows the compensation earned by each of El Capitan’s non-employee directors for the year ended September 30, 2008:

Name	Fees Earned or Paid in Cash	Option Awards		All Other Compensation	Total
Bruce F. Snyder	11,500	9,138	(1)	—	20,638
Donald W. Gentry	7,500	38,063	(2)	—	45,563
Marvin K. Kaiser	10,500	38,063	(3)	—	48,563

(1)
Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended September 30, 2008 in accordance with SFAS 123(R) of stock option awards, relating to: (i) a grant of an option on June 11, 2007 to purchase 50,000 shares of El Capitan common stock, at an exercise price of $0.41 the fair market value of its common stock on the date of grant pursuant to the terms of its director compensation plan and, (ii) approximately 25,000 share options pursuant to a director performance stock option granted to Mr. Snyder on September 9, 2008 to acquire 100,000 shares of the Company’s common stock at an exercise price of $0.14, the fair market value of the Company’s common stock on the date of the grant.  Assumptions used in the calculation of this amount for non-employees are identified in Note 9 to El Capitan’s financial statements for the year ended September 30, 2008 included elsewhere in this report.

(2)
Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended September 30, 2008 in accordance with SFAS 123(R) of stock option awards, relating to a grant of an option on September 26, 2007 to purchase 100,000 shares of El Capitan common stock, at an exercise price of $0.57, the fair market value of its common stock on the date of grant pursuant to the terms of its director compensation plan and, (ii) approximately 25,000 share options pursuant to a director performance stock option granted to Mr. Gentry on September 9, 2008 to acquire 100,000 shares of the Company’s common stock at an exercise price of $0.14, the fair market value of the Company’s common stock on the date of the grant. Assumptions used in the calculation of this amount for non-employees are identified in Note 9 to El Capitan’s financial statements for the year ended September 30, 2008 included elsewhere in this report.

(3)
Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended September 30, 2008 in accordance with SFAS 123(R) of stock option awards, relating to a grant of an option on September 26, 2007 to purchase 100,000 shares of El Capitan common stock, at an exercise price of $0.57, the fair market value of its common stock on the date of grant pursuant to the terms of its director compensation plan and, (ii) approximately 25,000 share options pursuant to a director performance stock option granted to Mr. Kaiser on September 9, 2008 to acquire 100,000 shares of the Company’s common stock at an exercise price of $0.14, the fair market value of the Company’s common stock on the date of the grant.  Assumptions used in the calculation of this amount for non-employees are identified in Note 9 to El Capitan’s financial statements for the year ended September 30, 2008 included elsewhere in this report.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2008, the number and percentage of the 88,275,702 shares of issued and outstanding Common Stock which, according to the information supplied to us, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Charles C. Mottley 7811 E. Vaquero Scottsdale, AZ 85258	3,648,833	(1)	4.5%

Kenneth P. Pavlich 1325 Airmotive Way, Suite 276 Reno, NV 89502	1,407,653	(2)	1.6%

R. William Wilson 1325 Airmotive Way, Suite 276 Reno, NV 89502	839,190	(3)	1.0%

Bruce F. Snyder 1325 Airmotive Way, Suite 276 Reno, NV 89502	306,568	(4)	*

Donald W. Gentry 1325 Airmotive Way, Suite 276 Reno, NV 89502	126,910	(5)	*

Marvin K. Kaiser 1325 Airmotive Way, Suite 276 Reno, NV 89502	140,978	(6)	*

All Officers and Directors as a Group (5 Persons)	2,694,389		3.1%

			*less than 1.0%

(1)	Includes vested options to purchase 300,000 shares of common stock at an exercise price of $0.56 per share.

(2)
Includes vested options to purchase (i) 100,000 shares of common stock at an exercise price of $0.83 per share, (ii) 25,000 shares of common stock at an exercise price of $0.41 per share and, (iii) 650,000 shares of common stock at an exercise price of $0.14 per share.  Includes 27,000 shares held indirectly through Keogh Profit Sharing Plan.  Does not include unvested options to purchase (i) 1,950,000 shares of common stock at an exercise price of $0.14 per share, (ii) 25,000 shares of common stock at an exercise price of $0.41 per share and (iii) 98,000 shares of common stock at an exercise price of $0.19 per share.

(3)
Includes vested options to purchase (i) 100,000 shares of common stock at an exercise price of $0.56 per share, (ii) 25,000 shares of common stock at an exercise price of $.041, (iii) 275,000 shares of common stock at an exercise price of $0.14 per share.  Does not include unvested options to purchase (i) 825,000 shares of common stock at an exercise price of $0.14 per share (ii) 25,000 shares of common stock at an exercise price of $0.41 per share and (iii) 28,000 shares of common stock at an exercise price of $0.19 per share.

(4)
Includes vested options to purchase (i) 100,000 shares of common stock at an exercise price of $1.20 per share, (ii) 25,000 shares of common stock at an exercise price of $0.41 per share and (iii) 25,000 shares of common stock at an exercise price of $0.14 per share.  Does not include unvested options to purchase (i) 25,000 shares of common stock at an exercise price of $0.41 per share and (ii) 75,000 shares of common stock at an exercise price of $0.14 per share.

(5)
Includes vested options to purchase (i) 50,000 shares of common stock at an exercise price of $0.57 per share and (ii) 25,000 shares of common stock at an exercise price of $0.14 per share.  Does not include unvested options to purchase (i) 50,000 shares of common stock at an exercise price of $0.57 per share and (ii) 75,000 shares of common stock at an exercise price of $01.4 per share.

(6)
Includes vested options to purchase (i) 50,000 shares of common stock at an exercise price of $0.57 per share and (ii) 25,000 shares of common stock at an exercise price of $0.14 per share.  Does not include unvested options to purchase (i) 50,000 shares of common stock at an exercise price of $0.57 per share and (ii) 75,000 shares of common stock at an exercise price of $01.4 per share

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

El Capitan, Gold and Minerals Co., Inc. and Pavlich Associates, a sole proprietorship of which Kenneth Pavlich, a director, is the principal, entered into the El Capitan Project Representation Agreement, dated June 21, 2006 whereby Pavlich Associates agreed to provide certain consulting services in connection with a sale or certain other transactions (as defined in the agreement) involving the El Capitan project, at a rate of $125 per hour. In addition, upon completion of a sale or other transaction, Pavlich Associates was to be paid the greater of one-quarter of one percent of the Total Transaction Value (as more specifically defined in the agreement) or $250,000 (the “Success Payment”). The total of all Success Payments under this agreement could not exceed $3,000,000. This agreement terminated upon Mr. Pavlich entering into an employment agreement with the El Capitan on April 6, 2007.

Director Independence

In determining whether the members of our board and its committees are independent, El Capitan has elected to use the definition of “independence” set forth by the American Stock Exchange and the standards for independence established by the American Stock Exchange, whereby a majority of the members of a listed company’s Board of Directors must qualify as “independent” as determined by the Board. El Capitan’s Board of directors consults with El Capitan’s legal counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in the applicable listing standards of the American Stock Exchange. Consistent with these considerations, and after review of all relevant transactions or relationships between each director, or any of his family members, and El Capitan Precious Metals, Inc., its senior management and its independent registered public accounting firm, the Board has determined that Bruce F. Snyder, Marvin K. Kaiser and Donald W. Gentry are independent directors within the meaning of the applicable listing standard of the American Stock Exchange.  Mr. Snyder serves as Chairman of the Company’s compensation committee and is the sole member of that committee.

            The Board of Directors as a whole serves as the nominating committee.  The Company’s Chief Executive Officer and Chief Financial Officer, both of whom serve as directors, are not considered independent directors.

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

10.17	Employment agreement dated April 30, 2007 with Kenneth P. Pavlich (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2007).

10.18	Employment agreement with R. William Wilson dated May 4, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10 2007).

23.1	Consent of Clyde Smith

31.1	Certification of Kenneth P. Pavlich pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of R. William Wilson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Kenneth P. Pavlich pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of R. William Wilson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1
El Capitan Precious Metals, Inc. Code of Ethics for Senior Financial Management (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 10-KSB for the fiscal year ended 9/30/03 and filed on 2/13/04).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees billed to the Company by Epstein Weber and Conover, PLC and Malone & Bailey P.C.in relation to the audit and quarterly reviews of the Company for the fiscal year ended September 30, 2007:

Year Ended September 30, 2007
Audit Fees	$32,950
Audit-Related Fees	$0
Tax Fees	$0
Total	$32,950

The following table summarizes the aggregate fees billed to the Company by Malone & Bailey P.C. in relation to the audit and quarterly reviews of the Company for the fiscal year ended September 30, 2008:

Year Ended September 30, 2008
Audit Fees	$44,100
Audit-Related Fees	$0
Tax Fees	$0
Total	$44,100

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

Name	Title	Date

/s/ Kenneth P. Pavlich	President and Chief Executive Officer	January 13, 2009
Kenneth P. Pavlich	(Principal Executive Officer)

/s/ R. William Wilson	Chief Financial Officer, Treasurer,	January 13, 2009
R. William Wilson	Secretary, Director (Principal Financial and Accounting Officer)

/s/ Bruce F. Snyder	Director	January 13, 2009
Bruce F. Snyder

/s/ Donald W. Gentry	Director	January 13, 2009
Donald W. Gentry

/s/ Marvin K. Kaiser	Director	January 13, 2009
Marvin K. Kaiser