Form 10-Q
period 2008-12-31
EL CAPITAN PRECIOUS METALS INC
filed 2009-02-04
CIK 1135202

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2008

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      YES  ☒      NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as referred in Rule 12b-2 of the Exchange Act). YES   ☐      NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 88,460,702 shares of common stock, par value $0.001, issued and outstanding as of February 2, 2009.

Transitional Small Business Disclosure Format (Check one):      YES  ☐      NO ☒

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Form 10-Q for the Quarter Ended December 31, 2008

Table of Contents

		Page
PART I	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets – December 31, 2008 and September 30, 2008 (Unaudited)	F-1
	Consolidated Statements of Expenses – Three months ended December 31, 2008 and 2007 and for the period from July 26, 2002 (inception) through December 31, 2008 (Unaudited)	F-2
	Consolidated Statements of Stockholders’ Equity (Deficit) - period from July 26, 2002, (inception) through December 31, 2008 (Unaudited)	F-3
	Consolidated Statements of Cash Flows – Three months ended December 31, 2008 and 2007 and for the period from July 26, 2002 (inception) through December 31, 2008 (Unaudited)	F-6
	Notes to the Consolidated Financial Statements (Unaudited)	F-8

Item 2.	Management’s Discussion and Analysis or Plan of Operations	1

Item 4T.	Controls and Procedures	4

PART II	Other Information	6

Item 2.	Changes in Securities	6

Item 6.	Exhibits	6

SIGNATURES		7

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

THIS FORM 10-Q MAY CONTAIN CERTAIN “FORWARD-LOOKING” STATEMENTS AS SUCH TERM IS DEFINED BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE REGISTRANT’S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE REGISTRANT’S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS “MAY,” “WILL,” “EXPECT,” “BELIEVE,” “ANTICIPATE,” “INTENT,” “COULD,” “ESTIMATE,” “MIGHT,” “PLAN,” “PREDICT” OR “CONTINUE” OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE REGISTRANT’S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO ACQUISITIONS, GOVERNMENTAL REGULATION, MANAGING AND MAINTAINING GROWTH, THE OPERATIONS OF THE COMPANY AND ITS SUBSIDIARIES, VOLATILITY OF STOCK PRICE, COMMERCIAL VIABILITY OF ANY MINERAL DEPOSITS AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER REGISTRANT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.  THE COMPANY DOES NOT INTEND OR UNDERTAKE TO UPDATE THE INFORMATION IN THIS FORM 10-Q IF ANY FORWARD-LOOKING STATEMENT LATER TURNS OUT TO BE INACCURATE. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION PRESENTED IN THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED SEPTEMBER 30, 2008.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
 (An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	December 31, 2008	September 30, 2008
		(Note 1)
ASSETS
CURRENT ASSETS :
Cash	$41,282	$32,456
Miscellaneous receivable	12,332	2,472
Prepaid expenses	23,357	40,643
Due from affiliated company	47,563	49,370
Total Current Assets	124,534	124,941

Furniture and equipment net of accumulated depreciation of $22,799 and $20,599, respectively	16,356	18,556

OTHER ASSETS:
Investment in El Capitan, Ltd.	788,808	788,808
Deposits	23,793	27,638
	$953,491	$959,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$95,277	$68,135
Accounts payable – related party	205	364
Accrued liabilities	136,166	45,000
Interest payable	49,750	49,750
Short term debt	12,467	27,362
Total Current Liabilities	293,865	190,611

STOCKHOLDERS’ EQUITY :

Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—

Common stock, $0.001 par value; 300,000,000 shares authorized; 88,275,702 and 86,172,185 issued and outstanding, respectively	88,275	86,172
Additional paid-in capital	17,986,312	17,692,627

Deficit accumulated during the exploration stage	(17,414,961)	(17,009,467)
Total Stockholders’ Equity	659,626	769,332
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$953,491	$959,943

The accompanying notes are an integral part of these consolidated financial statements.

 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF EXPENSES
 (Unaudited)

	Three Months Ended December 31,		July 26, 2002 (Inception) Through December 31,
	2008	2007	2008
OPERATING EXPENSES:
Professional fees	$24,127	$36,971	$3,481,629
Officer compensation expense	135,000	98,890	2,683,833
Administrative consulting fees	-	-	1,083,875
Management fees, related parties	-	-	320,500
Legal and accounting fees	41,967	70,584	1,151,623
Exploration expenses	33,019	53,643	2,241,943
Warrant and option expenses	139,456	422,058	3,709,271
Other general and administrative	31,345	77,810	1,127,174
LOSS FROM OPERATIONS	(404,914)	(759,956)	(15,799,848)

OTHER INCOME (EXPENSE):
Interest income	5	2,763	36,220
Interest expense:
Related parties	-	-	(28,220)
Other	(585)	(879)	(345,832)
Expenses associated with debt issuance and conversion	-	-	(281,457)
Accretion of notes payable discounts	-	-	(1,109,399)
Other Income	-	-	113,575
Total Other Income (Expenses)	(580)	1,884	(1,615,113)
NET LOSS	$(405,494)	$(758,072)	$(17,414,961)

Basic and diluted net loss per common share	$(0.00)	$(0.01)	n/a

Weighted average number of common shares outstanding	86,865,526	80,363,512	n/a

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For The Period July 26, 2002 (Inception) to December 31, 2008
(Unaudited)

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid in Capital	Deficit Accumulated During The Exploration Stage	Total
Initial Issuance of Common Stock	3,315,000	$3,315	$-	$(3,306)	$-	$9
Net loss	-	-	-	-	(21,577)	(21,577)
Balances at September 30, 2002	3,315,000	3,315	-	(3,306)	(21,577)	(21,568)

Issuance of common stock to Gold and Minerals Company, Inc. in connection with purchase of interests in assets of El Capitan, Ltd. In November 2002	35,685,000	35,685	-	(35,663)	-	22
Acquisition of DML Services on March 17, 2003	6,720,000	6,720	-	(56,720)	`	(50,000)
Common stock issued for notes payable	525,000	525	-	16,975	-	17,500
Common stock and warrants issued for services	150,000	150	-	188,850	-	189,000
Common stock issued for compensation	2,114,280	2,115	-	847,885	-	850,000
Issuance of common stock to Gold and Minerals Company, Inc. in connection with purchase of COD property in August 2003, $0.00 per share	3,600,000	3,600	-	(3,600)	-	-
Net loss	-	-	-	-	(1,561,669)	(1,561,669)
Balances at September 30, 2003	52,109,280	52,110	-	954,421	(1,583,246)	(576,715)

Cost associated with warrants and options issued	-	-	-	108,000	-	108,000
Common stock issued for compensation	3,650,164	3,650	-	516,350	-	520,000
Common stock issued for services	1,590,500	1,591	-	278,806	-	280,397
Common stock issue for notes payable	2,319,672	2,319	-	571,049	-	573,368
Common stock issued for acquisition of Weaver property interest in July 2004	3,000,000	3,000	-	(3,000)	-	-
Stock subscriptions	-	-	50,000	-	-	50,000
Net loss	-	-	-	-	(1,314,320)	(1,314,320)
Balances at September 30, 2004	62,669,616	62,670	50,000	2,425,626	(2,897,566)	(359,270)

Subscribed stock issued	200,000	200	(50,000)	49,800	-	-
Common stock issued for services	2,241,422	2,241	-	1,234,640	-	1,236,881
Common stock sold in private placement	3,865,000	3,865	-	1,934,272	-	1,938,137

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For The Period July 26, 2002 (Inception) to December 31, 2008
(Unaudited)

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid in Capital	Deficit Accumulated During The Exploration Stage	Total
Common stock issued for notes payable	432,701	433	-	172,647	-	173,080
Beneficial conversion of notes payable	-	-	-	21,635	-	21,635
Cost associated with warrants and options issued	10	-	-	113,452	-	113,452
Net loss	-	-	-	-	(3,244,841)	(3,244,841)
Balances at September 30, 2005	69,408,749	69,409	-	5,952,072	(6,142,407)	(120,926)

Common stock issued for services	562,731	562	-	386,574	-	387,136
Common stock sold in private placement	2,189,697	2,190	-	1,158,775	-	1,160,965
Common stock issued for notes payable	2,124,726	2,125	-	1,276,447	-	1,278,572
Costs associated with warrants and options issued	-	-	-	1,182,390	-	1,182,390
Common stock issued for exercise of options and warrants	498,825	499	-	175,929	-	176,428
Common stock issued for compensation	112,181	112	-	174,888	-	175,000
Net loss	-	-	-	-	(4,041,802)	(4,041,802)
Balances at September 30, 2006	74,896,909	74,897	-	10,307,075	(10,184,209)	197,763

Stock issued for conversion of notes payable	1,500,000	1,500	-	748,500	-	750,000
Common stock sold in private placement	50,000	50	-	24,950	-	25,000
Common stock sold by the exercise of warrants and options	2,258,000	2,258	-	1,121,742	-	1,124,000
Common stock issued for compensation	951,994	953	-	594,099	-	595,052
Common stock issued for services	95,216	96	-	62,809	-	62,905
Cost associated with issuance of warrants and options	-	-	-	2,329,797	-	2,329,797
Net loss	-	-	-	-	(4,437,775)	(4,437,775)
Balances at September 30, 2007	79,752,119	79,754	-	15,188,972	(14,621,984)	646,742

Common stock sold in private placement	300,000	300	-	149,700	-	150,000
Common stock issued for exercise of cashless warrants	12,000	12	-	(12)	-	-
Common stock sold by the exercise of warrants and options	1,257,500	1,257	-	176,568	-	177,825

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For The Period July 26, 2002 (Inception) to December 31, 2008
(Unaudited)

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid in Capital	Deficit Accumulated During The Exploration Stage	Total
Common stock issued for compensation	1,637,356	1,637	-	358,774	-	360,411
Common stock issued for services	3,213,150	3,212	-	662,035	-	665,247
Warrant and option expense	-	-	-	1,156,590	-	1,156,590
Net loss	-	-	-	-	(2,387,483)	(2,387,483)
Balances at September 30, 2008	86,172,125	86,172	-	17,692,627	(17,009,467)	769,332

Common stock sold by the exercise of warrants and options	540,000	540	-	26,460	-	27,000
Common stock issued for compensation	562,500	563	-	44,437	-	45,000
Common stock issued for services	1,001,077	1,000	-	83,332	-	84,332
Warrant and option expense	-	-	-	139,456	-	139,456
Net loss	-	-	-	-	(405,494)	(405,494)
Balances at December 31, 2008	88,275,702	$88,275	$-	$17,986,312	$(17,414,961)	$659,626

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
 (An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

			July 27, 2002
			(Inception)
	Three Months Ended December 31,		Through December 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(405,494)	$(758,072)	$(17,414,961)

Adjustments to reconcile net (loss) to net cash used in operating activities
Warrant and option expense	139,456	420,933	7,627,575
Beneficial conversion of notes payable	-	-	225,207
Non-cash expense with affiliate	-	-	7,801
Non-cash compensation expenses	129,332	269,230	1,812,947
Accretion of discount on notes payable	-	-	1,149,588
Loss on Sale of fixed assets	-	-	53,813
Provision for uncollectible note receivable	-	-	62,500
Depreciation	2,200	8,138	63,579
Changes in operating assets and liabilities:
Miscellaneous receivable	(9,860)	(642)	(7,469)
Interest Receivable	-	-	(13,611)
Prepaid expenses and other current	17,286	18,177	(25,830)
Expense advances on behalf of affiliated company	1,807	38,450	(610,553)
Accounts payable	27,142	(165,111)	89,911
Accounts payable - Related Party	(159)	(12,517)	205
Accrued liabilities	91,166	4,750	248,302
Interest payable, other	-	(16,359)	37,441
Net Cash Used in Operating Activities	(7,124)	(193,023)	(6,693,555)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property interest	-	-	(100,000)
Purchase of furniture and equipment	-	(425)	(148,140)
Purchase of Automotive	-	-	12,001
Deposits	3,845	-	(23,793)
Issuance of notes receivable	-	-	(249,430)
Payments received on notes receivable	-	-	66,930
Cash paid in connection with acquisition of DML Services, Inc.	-	-	(50,000)
Net Cash Provided by (Used in) Investing Activities	3,845	(425)	(492,432)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	150,000	3,456,706

			July 27, 2002
			(Inception)
	Three Months Ended December 31,		Through December 31,
	2008	2007	2008
Costs associated with the sale of stock	-	-	(19,363)
Proceeds from notes payable, related parties	-	-	219,900
Stock subscriptions received	-	-	-
Proceeds from warrant exercise	27,000	43,000	1,328,725
Proceeds from notes payable, other	-	-	2,426,480
Repayment of notes payable, related parties	-	-	(61,900)
Repayment of notes payable, other	(14,895)	-	(123,279)
Net Cash Provided by Financing Activities	12,105	193,000	7,227,269

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,826	(448)	41,282

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	32,456	90,329	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,282	$89,881	41,282

SUPPLEMENTAL CASH FLOW INFORMATION :
Cash paid for interest	$585	$879	n/a

Cash paid for income taxes	-	-	n/a

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed interim financial statements of El Capitan Precious Metals, Inc. (“El Capitan or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending September 30, 2009, or for any subsequent period. These condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2008, included in the Company’s Annual Report on Form 10-KSB, filed January 13, 2009. The condensed balance sheet at September 30, 2008 has been derived from the audited financial statements included in the 2008 Annual Report.

Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported in the Form 10−KSB have been omitted.

Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming El Capitan will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. El Capitan is an exploration stage company and since its inception has had no revenues and through December 31, 2008, has incurred recurring losses aggregating $17,414,961during the exploration stage. In addition, El Capitan does not have a revolving credit facility with any financial institution. These factors raise substantial doubt about El Capitan’s ability to continue as a going concern. The ability of El Capitan to continue as a going concern is dependent on raising additional capital, negotiating adequate financing arrangements and on achieving sufficiently profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should El Capitan be unable to continue as a going concern.

NOTE 3 - DUE FROM AFFILIATES

The balance due from Gold & Minerals Company, Inc. (“Minerals”) at September 30, 2008 was $49,370.  During the period October 1, 2008 through December 31, 2008, El Capitan made net payments on behalf of Minerals aggregating to $64,969 with respect to costs incurred by El Capitan, Limited (“ECL”) on the El Capitan property site. Pursuant to a verbal agreement with Minerals effective October 1, 2004, costs incurred by ECL at the El Capitan site are to be split between the companies in accordance with their percentage ownership interest in ECL, of which El Capitan holds a 40% equity interest and Minerals holds the remaining 60% equity interest. Minerals has reimbursed El Capitan $66,776 of the advanced costs leaving a balance due to El Capitan of $47,563 as of December 31, 2008.

NOTE 4 - STOCKHOLDERS’ EQUITY

Issuances of Common Stock, Warrants and Options

Common Stock

During the quarter ended December 31, 2008, El Capitan issued 540,000 shares of common stock for $27,000 to shareholders on the exercise of warrants at an average price of $0.05 per share.

During the quarter ended December 31, 2008, El Capitan also issued 1,001,077 shares of common stock in payment of consulting services valued at $84,332 and issued 562,500 shares of common stock in payment of compensation to its executives valued at $45,000.

Warrants

During the three months ended December 31, 2008, El Capitan modified the terms of 540,000 warrants previously granted. The exercise price of the warrants was reduced from $0.50 to $0.05. The modification resulted in additional warrant expense of $11,516. The significant assumptions used in the Black-Scholes option pricing model to compute the fair value of the modification of these warrants include the following: remaining term of 0.8 years, expected volatility of 107%, risk-free interest rate of 1.31% and the market price of El Capitan’s common stock on the modification dates. The warrants were subsequently exercised for cash.

During the three months ended December 31, 2008, El Capitan did not issue any warrants.  The following table sets forth certain terms of our outstanding warrants and exercisable warrants as of December 31, 2008.

	Warrants Outstanding		Warrants Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, September 30, 2008	5,373,364	$0.84	5,373,364	$0.84
Granted	-	-	-	-
Cancelled	(3,035,833)	-	(3,035,833)	-
Exercised	(540,000)	(0.05)	(540,000)	(0.05)

Balance, December 31, 2008	1,797,531	$0.67	1,797,531	$0.67
Weighted average contractual life in years	0.7		0.7

Aggregate intrinsic value	$-		$-

At December 31, 2008, El Capitan had outstanding warrants to purchase 1,062,500 shares of common stock which had a right to call feature. Of these, El Capitan had earned the right to call warrants to purchase 685,000 shares of common stock. The remaining warrants to purchase 377,500 shares of common stock are callable at El Capitan’s option if (i) the closing sales price of El Capitan’s common stock is at or above $1.92 per share (subject to adjustment as appropriate for stock splits, stock dividends, stock combinations, etc.) for a period of twenty consecutive days and (ii) the shares of common stock issuable upon exercise of the warrants are covered under an effective registration statement. In the event of a call, El Capitan must provide thirty days’ written notice to the warrant holder. In the event the warrant holder does not exercise the warrant within such thirty-day time period, the warrants could be redeemed by El Capitan at the price per warrant share of $.001. At September 30, 2008, warrants to purchase 4,955,000 shares of common stock were callable.

All of the outstanding warrants as of December 31, 2008 had exercise prices at or above $0.50 per share. Because of the uncertainty of El Capitan’s stock price meeting or exceeding this price before some or all of the outstanding warrants expire, El Capitan has approached some of the warrant holders with the objective of negotiating an exercise price to induce the exercise of their warrants prior to expiration.

 Options

During the three months ended December 31, 2008, El Capitan did not grant any options.

The following table sets forth certain terms of our outstanding options and exercisable options as of December 31, 2008:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, September 30, 2008	6,176,000	$0.30	2,875,000	$0.46
Vested	—	—	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Balance, December 31, 2008	6,176,000	$0.30	2,875,000	$0.46

Weighted average contractual life in years	8.3		6.9

Aggregate intrinsic value	$-		$-

The aggregate intrinsic value in the warrant and option tables above represents total pretax intrinsic value (the difference between El Capitan’s closing stock price on December 31, 2008 and the exercise price, multiplied by the number of in-the-money warrants or options) that would have been received by the warrant or option holders had all warrant or option holders exercised their warrants or options on December 31, 2008. These amounts change based on the fair market value of El Capitan’s stock. The intrinsic value of warrants exercised for the three months ended December 31, 2008, was zero. El Capitan issues new shares of common stock upon the exercise of warrants or options.

El Capitan recognized $127,940 in option expense for the three months ended December 31, 2008. At December 31, 2008, El Capitan had $234,853 of unrecognized compensation expense related to options issued that will be recognized over the next fifteen months.

El Capitan has a 2005 Stock Incentive Plan under which 16,000,000 shares are reserved for stock and option grants. There were 1,552,747 shares available for grant under the Plan at December 31, 2008.

NOTE 5 - SUBSEQUENT EVENTS

In January 2009, El Capitan issued 185,000 shares of common stock for proceeds of $9,250 pursuant to the exercise of warrants at an average price of $0.05 per share.

Subsequent to the end of our fiscal quarter, we received in February 2009 results from tests we commissioned to confirm certain gold leaching results completed in December 2008 relating to metallurgical testing of composite samples of the El Capitan deposit material.  In December 2008, we reported assay results that indicated head gold head grades of four samples averaging 0.023 troy ounces per standard ton.  The assay results from the confirmation tests did not successfully confirm our December results, and indicated gold head grades of less than 0.004 troy ounces per standard ton.  Based on the February 2009 results, we have placed further investigation on hold until we have evaluated all strategic alternatives available to us considering both our financial position and the current capital markets environment.  Until such time as our Board makes its determination on strategic alternatives we are unable to make an assessment as to the impairment, if any, of the carrying value of our 40% interest in El Capitan, Limited.  At December 31, 2008, the carrying amount of our 40% interest in El Capitan, Limited was $788,808.

Item 2 - Management’s Discussion and Analysis and Plan of Operation

RESULTS OF OPERATIONS

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

Revenues

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until one of our properties is sold. There is no guaranty that we will achieve proven viable precious metals at any of our property site locations.

Expenses and Net Loss

Our operating expenses decreased by $355,042 from $759,956 for the three months ended December 31, 2007 to $404,914 for the three months ended December 31, 2008. The decrease is primarily attributable to a decrease in professional fees of $12,844, legal and accounting fees of $28,617, exploration expenses of $20,624, warrant and option expense of $$282,602 and other general and administrative expenses of $46,465.  These decreases were partially offset by an increase in officer compensation expense of $36,110.

Our net loss for the three months ended December 31, 2008 decreased to $405,494 from a net loss of $758,072 incurred for the comparable three month period ended December 31, 2007. The decrease in loss of $352,579 for the current period is attributable to the aforementioned decreases in expenses.

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

Our objective is to continue the evaluation of geologic and metallurgical opportunities presented by the El Capitan deposit with the intent to carry on the implementation of the previously announced strategic plan for the development or sale of this asset.  Over the past several years there has been a significant effort to develop an understanding of the metallurgical properties of this deposit.  We have learned that the complex poly-metallic nature of the rock prevents analysis by standard fire assay techniques typically applied to gold/silver deposits.  Further, the oxide nature of the material does not appear to respond well to nickel-sulfide analytical techniques typically used for sulfide platinum group metal (“PGM”) deposits.  These factors have resulted in a reduction in the level of activity directed towards force-fitting the El Capitan gold, silver, and PGM deposit into the traditional analytical framework of a gold and silver or sulfide PGM deposit. We do not have “reserves” as defined by Industry Guide 7 of the SEC, and it is possible we may never have reserves. Previous exploration efforts have focused on private, patented land and nearby federal claims. However, the unconventional permitting approach used in those efforts severely limited the opportunity for exploration expansion of the deposit, and ultimately curtailed exploration activity since March 2007.

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

On July 23, 2008, we announced that the proposed merger with Gold and Minerals reached the stage at which we were ready to file a Form S-4 registration statement with the Securities and Exchange Commission. Due to the time consuming nature of the preparation of a Form S-4 and the uncertainty of the timing of the SEC review process, the companies had worked with counsel to examine alternative structures for the transaction. While alternatives were identified, none held significant promise to be less time consuming or more cost effective for stockholders. Both companies have concluded that the Form S-4 registration process will be the optimal path forward, and have decided to continue to pursue the original merger structure.

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

On September 16, 2008, we announced that both companies agreed to restart the merger process as Gold and Minerals had brought its payable to us for expenses relating to El Capitan Limited current.  Subsequently, Gold and Minerals’ payable fell into arrears and the merger process was again halted.  The revised timetable projects filing of the Form S-4 registration statement with the Securities and Exchange Commission could occur in the first calendar quarter of 2009.  It could take several months for the SEC to declare the Form S-4 effective and the merger should close approximately 45 days from the effective date.  Assuming these milestones are achieved, the merger could close in the third quarter of 2009.

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

Liquidity

As of December 31, 2008, we had $41,282 of cash on hand.  We will be required to raise additional capital in equity or financing transactions in order to satisfy our expected cash expenditures. At December 31, 2008, based upon our current working capital utilization rate, we have working capital to fund two months of operations.  In the event that we are unable to obtain additional working capital, we may be forced to reduce our operating expenditures or to cease development and operations altogether.

 Historically we have not generated any revenues from operations and have generated interest income revenue on a nominal basis. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred losses from inception to date. Our primary source of funds used during the fiscal year ended September 30, 2008 was from the sale of and issuance of equity securities during fiscal 2007 and 2008.

In the private placement that closed in October and November 2007, we issued 300,000 units, each consisting of one share of our common stock and one common stock purchase warrant for aggregate gross proceeds of $150,000.

We also contemplate the exercise of the call options on various outstanding warrants, which if exercised, would provide us significant working capital to continue our exploratory programs.   In the year ended September 30, 2008 we raised $177,825 from the exercise of warrants and in the three months ended December 31, 2008 we raised $27,000 from the exercise of warrants.  Such warrants are callable at our option if (i) the closing sales price of our common stock is at or above $1.25 per share for a period of ten consecutive days, relating to some of the warrants, or $1.99 per share for a period of twenty consecutive days, relating to other warrants (each subject to adjustment as appropriate for stock splits, stock dividends, stock combinations, etc.) and (ii) the shares of common stock issuable upon exercise of the warrants are covered under an effective registration statement. In such an event, we must provide thirty days written notice of our exercise of such call right. In the event the warrant holder does not exercise the warrant within such thirty-day time period, the warrants are redeemable by us at a price per warrant share of $.001.

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

Off-Balance Sheet Arrangements

During the quarter ended December 31, 2008, we did not engage in any off balance sheet arrangements as defined in item 303(c) of the SEC’s Regulation S-B.

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

New Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our financial position, results of operations or cash flows.
.
Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

As of December 31, 2008, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2008, because of the identification of the material weaknesses in internal control over financial reporting described below. Notwithstanding the material weaknesses that existed as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer have each concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 2 - Changes in Securities

During the three months ended December 31, 2008, we issued 540,000 shares of common stock to certain existing shareholders on the exercise of warrants for aggregate cash proceeds of $27,000, resulting in an average price of $0.05 per share.  We offered and sold the above-referenced securities in reliance on the statutory exemption from registration by Rule 506 of Regulation D under Section 4(2) of the Securities Act of 1933, as amended.  We relied on this exemption and/or the safe harbor rule thereunder based on the fact that (i) the purchasers had knowledge and experience in financial and business matters such that they were capable of evaluating the risks of the investment, and (ii) we had obtained representations from each purchaser indicating that they were an accredited investor and purchasing or offered for investment only.

Item 5 – Other Information

Subsequent to the end of our fiscal quarter, we received in February 2009 results from tests we commissioned to confirm certain gold leaching results completed in December 2008 relating to metallurgical testing of composite samples of the El Capitan deposit material.  In December 2008, we reported assay results that indicated head gold head grades of four samples averaging 0.023 troy ounces per standard ton.  The assay results from the confirmation tests did not successfully confirm our December results, and indicated gold head grades of less than 0.004 troy ounces per standard ton.  Based on the February 2009 results, we have placed further investigation on hold until we have evaluated all strategic alternatives available to us considering both our financial position and the current capital markets environment.

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

Dated: February 4, 2009	EL CAPITAN PRECIOUS METALS, INC.

	By:	/s/ Kenneth P. Pavlich
Kenneth P. Pavlich
President, Chief Executive Officer and Director

Dated: February 4, 2009	By:	/s/ R. William Wilson
R. William Wilson
Chief Financial Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description
31.1	Certification of Kenneth P. Pavlich pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of R. William Wilson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Kenneth P. Pavlich pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of R. William Wilson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.