Form 10-Q/A
period 2008-12-31
EL CAPITAN PRECIOUS METALS INC
filed 2009-04-10
CIK 1135202

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

Explanatory Note

This Amendment No. 1 to our Quarterly Report on Form 10-Q (the “Original Filing”) for the quarter ended December 31, 2008 is being filed for the purpose of making technical corrections to the certifications from our Chief Executive Officer and Chief Financial Officer filed as part of the Original Filing.  The corrected certifications are included as Exhibits 31.1 and 31.2.

All the information in this Form 10-Q/A is as of December 31, 2008 and does not reflect any subsequent information or events other than the above amendments.  For the convenience of the reader, this Form 10-Q/A sets forth the Original 10-Q in its entirety.  However, the above items have been amended solely as a result of, and to reflect, the above described changes, and no other information in the Original Filing is amended hereby as a result of these changes.

Other than discussed above, this Form 10-Q/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures (including, except as otherwise provided herein, the exhibits to the Original Filing), affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our periodic filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing, including any amendments to those filings. In addition, in accordance with applicable SEC rules, this Form 10-Q/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Form 10-Q/A for the Quarter Ended December 31, 2008

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

As of December 31, 2008, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2008, because of the identification of the material weaknesses in internal control over financial reporting described below. Notwithstanding the material weaknesses that existed as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer have each concluded that the consolidated financial statements included in this Form 10-Q/A present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Dated: April 9, 2009	EL CAPITAN PRECIOUS METALS, INC.

	By:	/s/ Kenneth P. Pavlich
Kenneth P. Pavlich
President, Chief Executive Officer and Director

Dated: April 9, 2009	By:	/s/ R. William Wilson
R. William Wilson
Chief Financial Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description
31.1	Certification of Kenneth P. Pavlich pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of R. William Wilson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Kenneth P. Pavlich pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of R. William Wilson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.