Form 10-K/A
period 2008-09-13
EL CAPITAN PRECIOUS METALS INC
filed 2009-04-13
CIK 1135202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2008

☐	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ____________

Commission File Number:   333-56262

EL CAPITAN PRECIOUS METALS, INC .
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

EL CAPITAN PRECIOUS METALS, INC.
FORM 10-K/A

Explanatory Note

This Amendment No. 1 to our Annual Report on Form 10-KSB (the “Original Filing”) for the year ended September 30, 2008 is being filed for the purpose of restating the audit report of our independent registered public accounting firm to our consolidated financial statements to reflect only the years ended September 30, 2007 and 2008. This amended audit opinion is on page F-1.   The period July 26, 2002 (inception) to September 30, 2008 is presented as unaudited which is reflected on pages F-3 through F-8.

Amendment No. 1 also amends the Original Filing to correct a line item description in the Cash Flows from Investing Activities section of the Statement of Cash Flows to “(Purchase) Sale of Automotive” to reflect the sale of assets in the year ended September 30, 2007.  This amendment is on page F-6.

Finally, Amendment No. 1 includes amended certifications from our Chief Executive Officer and Chief Financial Officer to correct technical deficiencies in the certifications filed with the Original Filing.  These corrected certifications are included as Exhibits 31.1 and 31.2.

As of March 16, 2009, the SEC does not accept Form 10-KSB/A therefore this Amendment No. 1 is filed as a Form 10-K/A but it is completed in the prior format.

All the information in this Form 10-K/A is as of September 30, 2008 and does not reflect any subsequent information or events other than the restatement and related matters to the consolidated financial statements and Exhibits appearing in this Form 10-K/A.   For the convenience of the reader, this Form 10-K/A sets forth the Original 10-KSB in its entirety.  However, the above items have been amended solely as a result of, and to reflect, the above described changes, and no other information in the Original Filing is amended hereby as a result of these changes other than typographical errors identified in the amendment process.

Other than discussed above, this Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures (including, except as otherwise provided herein, the exhibits to the Original Filing), affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our periodic filings made with the Securities and Exchange Commission (“SEC”) subsequent to the date of the Original Filing, including any amendments to those filings. In addition, in accordance with applicable SEC rules, this Form 10-K/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

Title to any of our properties may prove defective, possibly resulting in a complete loss of our rights to such properties .

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

ITEM 6  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations - Fiscal year ended September 30, 2008 compared to fiscal year ended September 30, 2007 ..

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Note 3, “Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in our Form 10-K/A describe our significant accounting policies which are reviewed by management on a regular basis.

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

In December 2004, FASB issued SFAS No. 123(R), “Share-based Payment ” (“SFAS No. 123R”) and requires companies to measure all stock compensation awards using a fair value method and recognize the related compensation cost in its financial statements. This statement replaces SFAS No. 123 “Accounting for Stock Based Compensation,” and supersedes ABP Opinion No. 25, “Accounting for Stock Issued to Employees . ”   Beginning with the Company’s quarterly period that began on October 1, 2006, the Company adopted the provisions of SFAS No. 123R and we expenses the fair value of employee stock options and similar awards in the financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of El Capitan Precious Metals, Inc.
(An Exploration Stage Company)
Reno, NV

We have audited the accompanying consolidated balance sheets of El Capitan Precious Metals, Inc. and Subsidiary (an exploration stage company) (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2008 and 2007 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

( An Exploration Stage Company)

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

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES

	Year ended September 30,		July 26, 2002 (Inception) Through September 30,
	2008	2007	2008 (Unaudited)
OPERATING EXPENSES:
Professional fees	$179,617	$120,979	$3,457,502
Officer compensation expense	455,410	929,407	2,548,833
Administrative consulting fees	-	60,000	1,083,875
Management fees, related parties	-	-	320,500
Legal and accounting fees	232,213	132,772	1,109,656
Exploration expenses	252,006	398,100	2,208,924
Warrant and option expenses	1,156,590	2,249,475	3,569,815
Other general and administrative	225,774	297,969	1,095,829
	(2,501,610)	(4,188,702)	(15,394,934)
LOSS FROM OPERATIONS	(2,501,610)	(4,188,702)	(15,394,934)

OTHER INCOME (EXPENSE):
Interest income	555	5,150	36,215
Interest expense:	(3)	-	-
Related parties	-	-	(28,220)
Other	-	(17,982)	(345,247)
Expenses associated with debt issuance and conversion	-	-	(281,457)
Accretion of notes payable discounts	-	(236,241)	(1,109,399)
Other Income	113,575	-	113,575
Total Other Income (Expenses)	114,127	(249,073)	(1,614,533)
NET LOSS	$(2,387,483)	$(4,437,775)	$(17,009,467)

Basic and diluted net loss per common share	$(0.03)	$(0.06)

Weighted average number of common shares outstanding	82,234,030	78,234,483

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
July 26, 2002 (Inception) to September 30, 2008

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid in Capital	Deficit Accumulated During The Exploration Stage	Total
Initial Issuance of Common Stock	3,315,000	$3,315	-	$(3,306)	$-	$9
Net loss	-	-	-	-	(21,577)	(21,577)
Balances at September 30, 2002 (Unaudited)	3,315,000	$3,315	$-	$(3,306)	$(21,577)	$(21,568)

Issuance of common stock to Gold and Minerals Company, Inc. in connection with purchase of interests in assets of El Capitan, Ltd. In November 2002	35,685,000	35,685	-	(35,663)	-	22
Acquisition of DML Services on March 17, 2003	6,720,000	6,720	-	(56,720)	`	(50,000)
Common stock issued for notes payable	525,000	525	-	16,975	-	17,500
Common stock and warrants issued for services	150,000	150	-	188,850	-	189,000
Common stock issued for compensation	2,114,280	2,115	-	847,885	-	850,000
Issuance of common stock to Gold and Minerals Company, Inc. in connection with purchase of COD property in August 2003, $0.00 per share	3,600,000	3,600	-	(3,600)	-	-
Net loss	-	-	-	-	(1,561,669)	(1,561,669)
Balances at September 30, 2003 (Unaudited)	52,109,280	$52,110	$-	$954,421	$(1,583,246)	$(576,715)

Cost associated with warrants and options issued	-	-	-	108,000	-	108,000
Common stock issued for compensation	3,650,164	3,650	-	516,350	-	520,000
Common stock issued for services	1,590,500	1,591	-	278,806	-	280,397
Common stock issue for notes payable	2,319,672	2,319	-	571,049	-	573,368
Common stock issued for acquisition of Weaver property interest in July 2004	3,000,000	3,000	-	(3,000)	-	-
Stock subscriptions	-	-	50,000	-	-	50,000
Net loss	-	-	-	-	(1,314,320)	(1,314,320)
Balances at September 30, 2004 (Unaudited)	62,669,616	$62,670	$50,000	$2,425,626	$(2,897,566)	$(359,270)

Subscribed stock issued	200,000	200	(50,000)	49,800	-	-
Common stock issued for services	2,241,422	2,241	-	1,234,640	-	1,236,881
Common stock sold in private placement	3,865,000	3,865	-	1,934,272	-	1,938,137
Common stock issued for notes payable	432,701	433	-	172,647	-	173,080
Beneficial conversion of notes payable	-	-	-	21,635	-	21,635
Cost associated with warrants and options issued	10	-	-	113,452	-	113,452
Net loss	-	-	-	-	(3,244,841)	(3,244,841)
Balances at September 30, 2005 (Unaudited)	69,408,749	$69,409	$-	$5,952,072	$(6,142,407)	$(120,926)

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
July 26, 2002 (Inception) to September 30, 2008

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid in Capital	Deficit Accumulated During The Exploration Stage	Total
Common stock issued for services	562,731	562	-	386,574	-	387,136
Common stock sold in private placement	2,189,697	2,190	-	1,158,775	-	1,160,965
Common stock issued for notes payable	2,124,726	2,125	-	1,276,447	-	1,278,572
Costs associated with warrants and options issued	-	-	-	1,182,390	-	1,182,390
Common stock issued for exercise of options and warrants	498,825	499	-	175,929	-	176,428
Common stock issued for compensation	112,181	112	-	174,888	-	175,000
Net loss	-	-	-	-	(4,041,802)	(4,041,802)
Balances at September 30, 2006 (Unaudited)	74,896,909	$74,897	$-	$10,307,075	$(10,184,209)	$197,763

Stock issued for conversion of notes payable	1,500,000	1,500	-	748,500	-	750,000
Common stock sold in private placement	50,000	50	-	24,950	-	25,000
Common stock sold by the exercise of warrants and options	2,258,000	2,258	-	1,121,742	-	1,124,000
Common stock issued for compensation	951,994	953	-	594,099	-	595,052
Common stock issued for services	95,216	96	-	62,809	-	62,905
Cost associated with issuance of warrants and options	-	-	-	2,329,797	-	2,329,797
Net loss	-	-	-	-	(4,437,775)	(4,437,775)
Balances at September 30, 2007	79,752,119	$79,754	$-	$15,188,972	$(14,621,984)	$646,742

Common stock sold in private placement	300,000	300	-	149,700	-	150,000
Common stock issued for exercise of cashless warrants	12,000	12	-	(12)	-	-
Common stock sold by the exercise of warrants and options	1,257,500	1,257	-	176,568	-	177,825
Common stock issued for compensation	1,637,356	1,637	-	358,774	-	360,411
Common stock issued for services	3,213,150	3,212	-	662,035	-	665,247
Warrant and option expense	-	-	-	1,156,590	-	1,156,590
Net loss	-	-	-	-	(2,387,483)	(2,387,483)
Balances at September 30, 2008	86,172,125	$86,172	$-	$17,692,627	$(17,009,467)	$769,332

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,		July 26, 2002 (Inception) Through September 30,
	2008	2007	2008 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,387,483)	$(4,437,775)	$(17,009,467)

Adjustments to reconcile net (loss) to net cash used in operating activities
Warrant and option expense	1,156,590	2,249,475	7,488,119
Beneficial conversion feature of notes payable	-	-	225,207
Non-cash expense with affiliate	-	-	7,801
Non-cash compensation expense	1,025,658	657,957	1,683,615
Accretion of discount on notes payable	-	236,241	1,149,588
Loss on sale of fixed assets	42,604	11,209	53,813
Provision for uncollectible note receivable	-	-	62,500
Depreciation	15,950	21,617	61,379
Changes in operating assets and liabilities:
Miscellaneous receivable	8,096	561	2,391
Interest receivable	-	-	(13,611)
Prepaid expenses and other current assets	2,415	49,509	(43,116)
Expense advances on behalf of affiliated company	22,900	51,537	(612,360)
Accounts payable	(267,519)	(28,061)	62,769
Accounts payable - Related Party	(12,489)	12,853	364
Accrued liabilities	8,215	(104,392)	157,136
Interest payable, other	-	(36,872)	37,441
Net Cash (Used in) Operations	(385,063)	(1,316,141)	(6,686,431)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property interest	-	-	(100,000)
Purchase of furniture and equipment	(1,396)	(3,780)	(148,140)
Sale (Purchase) of Automotive	-	12,001	12,001
Deposits	3,470	(263)	(27,638)
Issuance of notes receivable	-	-	(249,430)
Payments received on notes receivable	-	-	66,930
Cash paid in connection with acquisition of DLM Services, Inc.	-	-	(50,000)
Net Cash Provided by (Used in) Investing Activities	2,074	7,958	(496,277)

	Year Ended September 30,		July 26, 2002 (Inception) Through September 30,
	2008	2007	2008 (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	150,000	25,100	3,456,706
Costs associated with the sale of stock		-	(19,363)
Proceeds from notes payable, related parties		-	219,900
Stock subscriptions received		-	-
Proceeds from warrant exercise	177,825	1,123,900	1,301,725
Proceeds from notes payable, other	49,651	54,529	2,426,480
Repayment of notes payable, related parties	-	-	(61,900)
Repayment of notes payable, other	(52,360)	(12,150)	(108,384)
Net Cash Provided by Financing Activities	325,116	1,191,379	7,215,164

NET CHANGE IN CASH AND CASH EQUIVALENTS	(57,873)	(116,804)	32,456

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	90,329	207,133	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$32,456	$90,329	$32,456

The accompanying notes are an integral part of these consolidated financial statements.

	Year Ended September 30,		July 26, 2002 (Inception) Through September 30,
	2008	2007	2008 (Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION :
Cash paid for interest	$2,503	$20,130	$171,156

Cash paid for income taxes	-	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES :

Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of interest in of El Capitan, Limited.	$-	$-	$8

Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of the COD property	-	-	3,600

Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of the Weaver property	-	-	3,000

Issuance of common stock for financing costs	-	-	56,250

Conversion of accounts payable to equity	-	62,905	94,286

Net non-cash advances from affiliated company	-	-	562,990

Notes payable and accrued interest converted to equity	-	750,000	2,495,544

Issuance of common stock for accrued fees payable	-	-	112,136

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

Stock-Based Compensation

In December 2004, FASB issued SFAS No. 123(R), “Share-based Payment ” (“SFAS No. 123R”) and requires companies to measure all stock compensation awards using a fair value method and recognize the related compensation cost in its financial statements. This statement replaces SFAS No. 123 “Accounting for Stock Based Compensation,” and supersedes ABP Opinion No. 25, “Accounting for Stock Issued to Employees .”   Beginning with the Company’s quarterly period that began on October 1, 2006, the company adopted the provisions of SFAS No. 123R and the Company expenses the fair value of employee stock options and similar awards in the financial statements.

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

As of September 30, 2008, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2008, because of the identification of the material weaknesses in internal control over financial reporting described below. Notwithstanding the material weaknesses that existed as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer have each concluded that the consolidated financial statements included in this Annual Report on Form 10-K/A present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

From the time of the resignation of Mr. R. William Wilson as the sole member of the audit committee on May 7, 2007, contemporaneous with his appointment as Chief Financial Officer of the Company, until the appointment of Mr. Kaiser, the entire Board served the functions of the audit committee.

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

E l Capitan Precious Metals , Inc .

By:	/s/ Kenneth P. Pavlich
Kenneth P. Pavlich
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kenneth P. Pavlich	President and Chief Executive Officer	April 13, 2009
Kenneth P. Pavlich	(Principal Executive Officer)

/s/ R. William Wilson	Chief Financial Officer, Treasurer,	April 13, 2009
R. William Wilson	Secretary, Director (Principal Financial and Accounting Officer)

/s/ Donald W. Gentry	Director	April 13, 2009
Donald W. Gentry

/s/ Marvin K. Kaiser	Director	April 13, 2009
Marvin K. Kaiser