Form 10-Q
period 2009-03-31
EL CAPITAN PRECIOUS METALS INC
filed 2009-06-03
CIK 1135202

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2009

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

15225 North 49th Street
Scottsdale, AZ 85254
(Address of Principal Executive Offices)

(303) 472-3298
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 88,460,702 shares of common stock, par value $0.001, issued and outstanding as of May 21, 2009.

Transitional Small Business Disclosure Format (Check one):      YES ☐      NO ☒

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Form 10-Q for the Quarter Ended March 31, 2009

Table of Contents

		Page
PART I	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets – March 31, 2009 and September 30, 2008 (Unaudited)	F-1

	Consolidated Statements of Expenses – Three months and six months ended March 31, 2009 and 2008 and for the period from July 26, 2002 (inception) through March 31, 2009 (Unaudited)	F-2

	Consolidated Statements of Stockholders’ Equity (Deficit) - period from July 26, 2002, (inception) through March 31, 2009 (Unaudited)	F-3

	Consolidated Statements of Cash Flows – Six months ended March 31, 2009 and 2008 and for the period from July 26, 2002 (inception) through March 31, 2009 (Unaudited)	F-6

	Notes to the Consolidated Financial Statements (Unaudited)	F-8

Item 2.	Management’s Discussion and Analysis or Plan of Operations	1

Item 4T.	Controls and Procedures	4

PART II	Other Information	5

Item 2.	Changes in Securities	5

Item 5.	Other Information	5

Item 6.	Exhibits	6

SIGNATURES		6

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

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
  (An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2009	September 30, 2008

ASSETS
CURRENT ASSETS :
Cash	$24,982	$32,456
Miscellaneous receivable	12,332	2,472
Prepaid expenses	2,054	40,643
Due from affiliated company	60,144	49,370
Total Current Assets	99,512	124,941

FURNITURE AND EQUIPMENT NET OF ACCUMULATED DEPRECIATION OF $24,999 AND $20,599, RESPECTIVELY	14,156	18,556

OTHER ASSETS:
Investment in El Capitan, Ltd.	788,808	788,808
Deposits	23,303	27,638
TOTAL ASSETS	$925,779	$959,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$140,508	$68,135
Accounts payable – related party	1,288	364
Accrued liabilities	282,250	45,000
Interest payable	49,750	49,750
Short term debt	-	27,362
Total Current Liabilities	473,796	190,611

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 88,460,702 and 86,172,185 issued and outstanding, respectively	88,460	86,172
Additional paid-in capital	18,105,680	17,692,627
Deficit accumulated during the exploration stage	(17,742,157)	(17,009,467)
Total Stockholders’ Equity	451,983	769,332
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$925,779	$959,943

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,		Period From July 26, 2002 (Inception) Through March 31,
	2009	2008	2009	2008	2009

OPERATING EXPENSES:
Professional fees	$17,264	$13,523	$41,391	$50,494	$3,498,893
Officer compensation expense	135,000	161,520	270,000	260,410	2,818,833
Administrative consulting fees	-	-	-	-	1,083,875
Management fees, related parties	-	-	-	-	320,500
Legal and accounting fees	41,122	69,329	83,089	139,913	1,192,745
Exploration expenses	14,599	61,914	47,618	115,556	2,256,542
Warrant, option and stock compensation expenses	110,305	363,199	249,761	785,257	3,819,576
Other general and administrative	28,189	16,727	59,534	94,539	1,155,363
	346,479	686,212	751,393	1,446,169	16,146,327

LOSS FROM OPERATIONS	(346,479)	(686,212)	(751,393)	(1,446,169)	(16,146,327)

OTHER INCOME (EXPENSE):
Interest income	5	97	10	2,861	36,225
Gain on disposition of assets	20,000	-	20,000	-	20,000
Other income	-	-	-	-	113,575
Interest expense:
Related parties	-	-	-	-	(28,220)
Other	(722)	(669)	(1,307)	(1,548)	(346,554)
Expenses associated with debt issuance and conversion	-	-	-	-	(281,457)
Accretion of notes payable discounts	-	-	-	-	(1,109,399)
	19,283	(572)	18,703	1,313	(1,595,830)
NET LOSS	$(327,196)	$(686,784)	$(732,690)	$(1,444,856)	$(17,742,157)

Basic and diluted net loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding	88,452,480	81,204,559	87,534,096	80,781,738

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For The Period July 26, 2002 (Inception) to March 31, 2009
(Unaudited)

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid- in Capital	Deficit Accumulated During The Exploration Stage	Total
Initial issuance of common stock	3,315,000	$3,315	$-	$(3,306)	$-	$9
Net loss	-	-	-	-	(21,577)	(21,577)
Balances at September 30, 2002	3,315,000	3,315	-	(3,306)	(21,577)	(21,568)

Issuance of common stock to Gold and Minerals Company, Inc. in connection with purchase of interests in assets of El Capitan, Ltd. In November 2002	35,685,000	35,685	-	(35,663)	-	22
Acquisition of DML Services on March 17, 2003	6,720,000	6,720	-	(56,720)	`	(50,000)
Common stock issued for notes payable	525,000	525	-	16,975	-	17,500
Common stock and warrants issued for services	150,000	150	-	188,850	-	189,000
Common stock issued for compensation	2,114,280	2,115	-	847,885	-	850,000
Issuance of common stock to Gold and Minerals Company, Inc. in connection with purchase of COD property in August 2003, $0.00 per share	3,600,000	3,600	-	(3,600)	-	-
Net loss	-	-	-	-	(1,561,669)	(1,561,669)
Balances at September 30, 2003	52,109,280	52,110	-	954,421	(1,583,246)	(576,715)

Cost associated with warrants and options issued	-	-	-	108,000	-	108,000
Common stock issued for compensation	3,650,164	3,650	-	516,350	-	520,000
Common stock issued for services	1,590,500	1,591	-	278,806	-	280,397
Common stock issue for notes payable	2,319,672	2,319	-	571,049	-	573,368
Common stock issued for acquisition of Weaver property interest in July 2004	3,000,000	3,000	-	(3,000)	-	-
Stock subscriptions	-	-	50,000	-	-	50,000
Net loss	-	-	-	-	(1,314,320)	(1,314,320)
Balances at September 30, 2004	62,669,616	62,670	50,000	2,425,626	(2,897,566)	(359,270)

Subscribed stock issued	200,000	200	(50,000)	49,800	-	-
Common stock issued for services	2,241,422	2,241	-	1,234,640	-	1,236,881
Common stock sold in private placement	3,865,000	3,865	-	1,934,272	-	1,938,137

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For The Period July 26, 2002 (Inception) to March 31, 2009
(Unaudited)

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid- in Capital	Deficit Accumulated During The Exploration Stage	Total
Common stock issued for notes payable	432,701	433	-	172,647	-	173,080
Beneficial conversion of notes payable	-	-	-	21,635	-	21,635
Cost associated with warrants and options issued	10	-	-	113,452	-	113,452
Net loss	-	-	-	-	(3,244,841)	(3,244,841)
Balances at September 30, 2005	69,408,749	69,409	-	5,952,072	(6,142,407)	(120,926)

Common stock issued for services	562,731	562	-	386,574	-	387,136
Common stock sold in private placement	2,189,697	2,190	-	1,158,775	-	1,160,965
Common stock issued for notes payable	2,124,726	2,125	-	1,276,447	-	1,278,572
Costs associated with warrants and options issued	-	-	-	1,182,390	-	1,182,390
Common stock issued for exercise of options and warrants	498,825	499	-	175,929	-	176,428
Common stock issued for compensation	112,181	112	-	174,888	-	175,000
Net loss	-	-	-	-	(4,041,802)	(4,041,802)
Balances at September 30, 2006	74,896,909	74,897	-	10,307,075	(10,184,209)	197,763

Stock issued for conversion of notes payable	1,500,000	1,500	-	748,500	-	750,000
Common stock sold in private placement	50,000	50	-	24,950	-	25,000
Common stock sold by the exercise of warrants and options	2,258,000	2,258	-	1,121,742	-	1,124,000
Common stock issued for compensation	951,994	953	-	594,099	-	595,052
Common stock issued for services	95,216	96	-	62,809	-	62,905
Cost associated with issuance of warrants and options	-	-	-	2,329,797	-	2,329,797
Net loss	-	-	-	-	(4,437,775)	(4,437,775)
Balances at September 30, 2007	79,752,119	79,754	-	15,188,972	(14,621,984)	646,742

Common stock sold in private placement	300,000	300	-	149,700	-	150,000
Common stock issued for exercise of cashless warrants	12,000	12	-	(12)	-	-
Common stock sold by the exercise of warrants and options	1,257,500	1,257	-	176,568	-	177,825

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For The Period July 26, 2002 (Inception) to March 31, 2009
(Unaudited)

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid- in Capital	Deficit Accumulated During The Exploration Stage	Total
Common stock issued for compensation	1,637,356	1,637	-	358,774	-	360,411
Common stock issued for services	3,213,150	3,212	-	662,035	-	665,247
Warrant and option expense	-	-	-	1,156,590	-	1,156,590
Net loss	-	-	-	-	(2,387,483)	(2,387,483)
Balances at September 30, 2008	86,172,125	86,172	-	17,692,627	(17,009,467)	769,332

Common stock sold by the exercise of warrants and options	725,000	725	-	35,525	-	36,250
Common stock issued for compensation	562,500	563	-	44,437	-	45,000
Common stock issued for services	1,001,077	1,000	-	83,332	-	84,332
Warrant and option expense	-	-	-	249,759	-	249,759
Net loss	-	-	-	-	(732,690)	(732,690)
Balances at March 31, 2009	88,460,702	$88,460	$-	$18,105,680	$(17,742,157)	$451,983

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
 (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			July 27, 2002
			(Inception)
	Six Months Ended March 31,		Through March 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(732,690)	$(1,444,856)	$(17,742,157)

Adjustments to reconcile net loss to net cash used in operating activities:
Warrant and option expense	249,759	741,098	7,737,878
Beneficial conversion of notes payable	-	-	225,207
Non-cash expense with affiliate	-	-	7,801
Non-cash compensation expenses	129,332	575,604	1,812,947
Accretion of discount on notes payable	-	-	1,149,588
(Gain) loss on disposition of fixed assets	(20,000)	-	33,813
Provision for uncollectible note receivable	-	-	62,500
Depreciation	4,400	8,116	65,779
Changes in operating assets and liabilities:
Miscellaneous receivable	(9,860)	(1,649)	(7,469)
Interest Receivable	-	-	(13,611)
Prepaid expenses and other current assets	38,589	35,863	(4,527)
Expense advances on behalf of affiliated company	(10,774)	(57,236)	(623,134)
Accounts payable	72,373	(78,882)	135,142
Accounts payable - related party	924	(12,853)	1,288
Accrued liabilities	237,250	(13,750)	394,386
Interest payable, other	-	(28,668)	37,441
Net Cash Used in Operating Activities	(40,697)	(277,213)	(6,727,128)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property interest	-	-	(100,000)
Purchase of furniture and equipment	-	(425)	(148,140)
Proceeds from asset dispositions	20,000	-	32,001
Deposits	4,335	-	(23,303)
Issuance of notes receivable	-	-	(249,430)
Payments received on notes receivable	-	-	66,930
Cash paid in connection with acquisition of DML Services, Inc.	-	-	(50,000)
Net Cash Provided by (Used in) Investing Activities	24,335	(425)	(471,942)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	150,000	3,456,706

			July 27, 2002
			(Inception)
	Six Months Ended March 31,		Through March 31,
	2009	2008	2009
Costs associated with the sale of stock	-	-	(19,363)
Proceeds from notes payable, related parties	-	-	219,900
Proceeds from warrant exercise	36,250	43,000	1,337,975
Proceeds from notes payable, other	-	-	2,426,480
Repayment of notes payable, related parties	-	-	(61,900)
Repayment of notes payable, other	(27,362)	-	(135,746)
Net Cash Provided by Financing Activities	8,888	193,000	7,224,052

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,474)	(84,638)	24,982

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	32,456	90,329	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,982	$5,691	$24,982

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,307	$-
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements of El Capitan Precious Metals, Inc. (“El Capitan or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending September 30, 2009, or for any subsequent period. These condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2008, included in the Company’s Annual Report on Form 10-KSB, filed January 13, 2009. The consolidated balance sheet at September 30, 2008 has been derived from the audited financial statements included in the 2008 Annual Report.

Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported in the Form 10−KSB have been omitted.

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming El Capitan will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. El Capitan is an exploration stage company and since its inception has had no revenues and through March 31, 2009, has incurred recurring losses aggregating $17,742,157 during the exploration stage. In addition, the Company does not have a revolving credit facility with any financial institution. These factors raise substantial doubt about El Capitan’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital, negotiating adequate financing arrangements and on achieving sufficiently profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - DUE FROM AFFILIATES

The balance due from Gold & Minerals Company, Inc. (“Minerals”) at September 30, 2008 was $49,370.  During the period October 1, 2008 through March 31, 2009, the Company made net payments on behalf of Minerals aggregating to $86,550 with respect to costs incurred by El Capitan, Limited (“ECL”) on the El Capitan property site. Pursuant to a verbal agreement with Minerals effective October 1, 2004, costs incurred by ECL at the El Capitan site are to be split between the companies in accordance with their percentage ownership interest in ECL, of which El Capitan holds a 40% equity interest and Minerals holds the remaining 60% equity interest. Minerals have reimbursed El Capitan $75,776 of the advanced costs leaving a balance due to El Capitan of $60,144 as of March 31, 2009.

NOTE 4 - STOCKHOLDERS’ EQUITY

Issuances of Common Stock, Warrants and Options

Common Stock

During the quarter ended December 31, 2008, El Capitan issued 540,000 shares of common stock for $27,000 to shareholders on the exercise of warrants at an average price of $0.05 per share.

 During the quarter ended December 31, 2008, El Capitan also issued 1,001,077 shares of common stock in payment of consulting services valued at $84,332 and issued 562,500 shares of common stock in payment of accrued compensation to its executives valued at $45,000.

In January 2009, El Capitan issued 185,000 shares of common stock for $9,250 to a shareholder on the exercise of warrants at a price of $0.05 per share.

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

In January 2009, El Capitan modified the terms of 185,000 warrants previously granted. The exercise price of the warrants was reduced from $0.50 to $0.05. The modification resulted in additional warrant expense of $3,941. The significant assumptions used in the Black-Scholes option pricing model to compute the fair value of the modification of these warrants include the following: remaining term of 0.8 years, expected volatility of 107%, risk-free interest rate of 1.31% and the market price of El Capitan’s common stock on the modification date. The warrants were subsequently exercised for cash.

During the six months ended March 31, 2009, the Company did not issue any warrants.  The following table sets forth certain terms of the Company’s outstanding warrants and exercisable warrants as of March 31, 2009.

	Warrants Outstanding		Warrants Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, September 30, 2008	5,373,364	$0.84	5,373,364	$0.84
Granted	—	—	—	—
Cancelled	(3,981,697)	0.97	(3,981,697)	0.97
Exercised	(725,000)	0.05	(725,000)	0.05

Balance, March 31, 2009	666,667	$0.60	666,667	$0.60
Weighted average contractual life in years	1.26		1.26

Aggregate intrinsic value	$—		$—

At March 31, 2009, the Company had outstanding warrants which had a right to call feature.

  Options

During the six months ended March 31, 2009, El Capitan did not grant any options.

The following table sets forth certain terms of the Company’s outstanding options and exercisable options as of March 31, 2009:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, September 30, 2008	6,176,000	$0.30	2,875,000	$0.39
Vested	—	—	1,175,000	0.19
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Balance, December 31, 2008	6,176,000	$0.30	4,050,000	$0.39

Weighted average contractual life in years	8.05		7.30

Aggregate intrinsic value	$—		$—

The aggregate intrinsic value in the warrant and option tables above represents total pretax intrinsic value (the difference between El Capitan’s closing stock price on March 31, 2009 and the exercise price, multiplied by the number of in-the-money warrants or options) that would have been received by the warrant or option holders had all warrant or option holders exercised their warrants or options on March 31, 2009. These amounts change based on the fair market value of El Capitan’s stock. The intrinsic value of warrants exercised for the six months ended March 31, 2009, was zero. The Company issues new shares of common stock upon the exercise of warrants or options.

El Capitan recognized $234,301 in option expense for the six months ended March 31, 2009. At March 31, 2009, the Company had $128,492 of unrecognized compensation expense related to options issued that was to be recognized over the next twelve months. With the resignation of the Board of Directors on April 21, 2009, and the termination of the two officers of the Company on April 30, 2009, the unvested portion of the options terminated and no additional compensation will be recognized on the terminated options.

El Capitan has a 2005 Stock Incentive Plan under which 16,000,000 shares are reserved for stock and option grants. There were 1,614,191 shares available for grant under the Plan at March 31, 2009.

Item 2 - Management’s Discussion and Analysis and Plan of Operation

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until one of our properties is sold. There is no guaranty that we will achieve proven viable precious metals at any of our property site locations.

Expenses and Net Loss

Our operating expenses decreased $339,733 from $686,212 for the three months ended March 31, 2008 to $346,479 for the three months ended March 31, 2009. The decrease is attributable to a decrease in legal and accounting fees of $28,207, exploration expenses of $47,315, officer compensation of $26,520, and warrant and option expense of $$252,894. These decreases were offset by increases in other general and administrative expenses of $11,462 and professional fees of $3,741.

Our net loss for the three months ended March 31, 2009 decreased to $327,196 from a net loss of $686,784 incurred for the comparable three month period ended March 31, 2008. The decrease in net loss of $359,588 for the current period is attributable to the aforementioned decreases in expenses and a gain of $20,000 on the disposition of an asset during the three months ended March 31, 2009.

Six Months Ended March 31, 2009 Compared to Six Months Ended March 31, 2008

Revenues

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until one of our properties is sold. There is no guaranty that we will achieve proven viable precious metals at any of our property site locations.

Expenses and Net Loss

Our operating expenses decreased $694,776 from $1,446,169 for the six months ended March 31, 2008 to $751,393 for the six months ended March 31, 2009. The decrease is attributable to a decrease in professional fees of $9,103, legal and accounting fees of $56,824, exploration expenses of $67,938, other general and administrative expenses of $35,005, and warrant and option expense of $535,496. These decreases were offset by an increase in officer compensation expense of $9,590.

Our net loss for the six months ended March 31, 2009 decreased to $732,690 as compared a net loss of $1,444,856 incurred for the comparable six month period ended March 31, 2008. The decrease in net loss of $712,166 for the current period is attributable to the aforementioned decreases in expenses and a gain of $20,000 on the disposition of an asset during the six months ended March 31, 2009.

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

During the next three months, we will concentrate on raising the necessary working capital through equity financing and an acceptable debt facility to ensure our ability to implement our business strategies. To the extent that additional capital is raised through the sale of equity or equity related securities, the issuance of such securities may result in dilution of our current stockholders.

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

In to ensure timely and appropriate permitting, we hired an experienced, New Mexico headquartered, environmental services firm, GL Environmental, to manage this effort. When the permit is granted, it will provide the opportunity for a professional and methodical investigation into the additional geologic potential of this portion of our holdings without requiring further time-consuming permitting efforts. The area being permitted will allow access to a number of high-potential targets identified through previous surface sampling and remote sensing efforts, as well as to the prospective area to the west of the existing deposit, which remains open to geologic resource extension. This United States Forest Service (“USFS”) permitting effort, governed by the National Environmental Policy Act (NEPA) of 1972, is a robust process that can take a significant amount of time to complete. The typical process generally takes longer than the prescribed regulatory time frame, and is dependent upon a number of factors outside of our control, including, without limitation, governmental approvals, licensing and permitting, as well as potential opposition by third parties. Concurrently, GL Environmental has submitted a permit application with the New Mexico Mining & Minerals Division. Both permits must be approved prior to the commencement of drilling activity.

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

Both companies had agreed to delay the filing of the Form S-4 until sufficient funding was raised to cover accrued and future Merger expenses. We had originally anticipated that the Merger would be complete by this point in time, however, it experienced numerous unexpected delays in the due diligence process and the aforementioned research of alternative merger structures. Preparation of these due diligence documents and alternative transaction structures substantially increased the costs of the process for both parties. Gold and Minerals’ management has provided us the appropriate documentation and the Merger is available to proceed forward when sufficient funding is available to complete the Form S-4 filing.

On September 16, 2008, we announced that both companies agreed to restart the merger process as Gold and Minerals had brought its payable to us for expenses relating to El Capitan Limited current.  Subsequently, Gold and Minerals’ payable fell into arrears in December 2008 and the merger process was again halted.  The revised timetable projects filing of the Form S-4 registration statement with the Securities and Exchange Commission when sufficient working capital funds are received by both companies to complete the process in 2009.  It could take several months for the SEC to declare the Form S-4 effective and the merger should close approximately 45 days from the effective date.

In February 2009 El Capitan’s previous management authorized a commercial lab to conduct two 1 kilogram cyanide assay tests comprised of material from two composite samples from the El Capitan Deposit. This test procedure as performed is comparable to the procedure announced in our December 10, 2008 press release. The Company just received the results from these additional assay tests, completed in May 2009, which represent recoverable values using standard extraction techniques. The values indicated average gold grades of In February 2009 El Capitan’s previous management authorized a commercial lab to conduct two 1 kilogram cyanide assay tests comprised of material from two composite samples from the El Capitan Deposit. This test procedure as performed is comparable to the procedure announced in our December 10, 2008 press release. The Company just received the results from these additional assay tests, completed in May 2009, which represent recoverable values using standard extraction techniques. The values indicated average gold grades of .032 ounces per ton and 1.25 ounces per ton for silver. This equates to an approximate average gold equivalent of .05 ounces per ton. These gold values are similar to the December values reported. The Canadian lab that did the tests in December did not test for silver.

It has been determined that the low gold only assay results that were reported in February 2009 from tests the previous management commissioned to confirm certain gold leaching results completed in December 2008 relating to metallurgical testing of composite samples of the El Capitan deposit material, came from an entirely different assay procedure and therefore are not comparable to the December 2008 or the May 2009 reported results.

Currently the management and Boards of both companies agree that primary use of any current working capital funds raised must first be dedicated to furthering the progress on the metallurgical and permitting tasks associated with the El Capitan precious metals project and to the additional required research work on the recovery process of precious metals from the El Capitan site. Also, at the recommendation of our geologist, we will re-assay approximately 230 of our core drilling samples and assay various surface samples that our geologist has previously collected.

Additional Information About the Merger and Where to Find It

An offer of securities in the United States pursuant to a business combination transaction will only be made through a prospectus which is part of an effective registration statement filed with the Securities and Exchange Commission (the “SEC”). In connection with the proposed merger of ECPN and G&M, ECPN will file a registration statement on Form S-4, which will constitute a proxy statement of G&M that also constitutes a prospectus of ECPN, and other documents with the SEC. Such registration statement, however, is not currently available. SHAREHOLDERS ARE URGED TO READ THE DEFINITIVE REGISTRATION STATEMENT ON FORM S-4 AND OTHER RELEVANT DOCUMENTS FILED OR THAT WILL BE FILED WITH THE SEC, INCLUDING THE PROXY STATEMENT/PROSPECTUS THAT WILL BE PART OF THE DEFINITIVE REGISTRATION STATEMENT ON FORM S-4, WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT ECPN, G&M AND THE PROPOSED MERGER. Once filed, shareholders and investors will be able to obtain these documents, as well as other filings containing information about ECPN and G&M, without charge at the SEC’s website (http://www.sec.gov). Copies of filings made by ECPN will also be available, without charge, once they are filed with the SEC by directing a request to ECPN’s Investor Relations at (303) 472-3298 or info@ElCapitanPMi.com.

Liquidity

As of March 31, 2009, we had $24,982 of cash on hand.  We will be required to raise additional capital in equity or financing transactions in order to satisfy our expected cash expenditures. At March 31, 2009, based upon our current working capital utilization rate, we have working capital to fund two months of operations.  In the event that we are unable to obtain additional working capital, we may be forced to reduce our operating expenditures or to cease development and operations altogether.

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

We also exercised the call options on various outstanding warrants, which if exercised, would provide us significant working capital to continue our exploratory programs.   In the year ended September 30, 2008 we raised $177,825 from the exercise of warrants and during the six months ended March 31, 2009, we raised $36,250 from the exercise of warrants.  At March 31, 2009, we have no outstanding warrants that are callable.

On April 13, 2009, we received $25,000 from Gold & Minerals Co., Inc. for payment on the amounts advanced on their behalf on the El Capitan project.

Additionally, we continually evaluate business opportunities such as joint venture processing agreements with the objective of creating cash flow to sustain the company and provide a source of funds for growth and continued exploration of the El Capitan deposit. There are no assurances of success in our ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If management’s plans are not successful, operations and liquidity may be adversely impacted. In the event that we are unable to obtain additional working capital, we may be forced to reduce our operating expenditures or to cease development and operations altogether.

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

Off-Balance Sheet Arrangements

During the quarter ended March 31, 2009, we did not engage in any off balance sheet arrangements as defined in item 303(c) of the SEC’s Regulation S-B.

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

As of March 31, 2009, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 20098, because of the identification of the material weaknesses in internal control over financial reporting described below. Notwithstanding the material weaknesses that existed as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer have each concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Due to the Company’s small size, with only 2 officers in separate locations, segregation of duties was not possible and timely review of financial data and banking information was not always practicable.   The Company has very limited review procedures in place.  The Board is fully aware that there is lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters.

 Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2 - Changes in Securities

During the three months ended March 31, 2009, we issued 185,000 shares of common stock an existing shareholder on the exercise of warrants for aggregate cash proceeds of $9,250, resulting in an average price of $0.05 per share.  We offered and sold the above-referenced securities in reliance on the statutory exemption from registration by Rule 506 of Regulation D under Section 4(2) of the Securities Act of 1933, as amended.  We relied on this exemption and/or the safe harbor rule there under based on the fact that (i) the purchaser had knowledge and experience in financial and business matters such and was capable of evaluating the risks of the investment, and (ii) we had obtained representations from the purchaser indicating that they are an accredited investor and purchasing or offered for investment only.

Item 5 – Other Information

 On April 21, 2009, the Board of Directors of El Capitan appointed John F. Stapleton, James G. Ricketts and Charles C. Mottley to the Company’s Board of Directors.

On April 21, 2009, Dr. Donald W. Gentry, Mr. Marvin K. Kaiser, Mr. Kenneth P. Pavlich and Mr. R. William Wilson informed the Board of their resignations as directors of the Company effective on that date. Prior to their resignations, the Board of Directors appointed John F. Stapleton as Chairman of the Board of Directors and James G. Ricketts as Company Secretary effective on that date.

On April 30, 2009, the Board of Directors of El Capitan terminated Kenneth P. Pavlich and R. William Wilson, as Chief Executive Officer and Chief Financial Officer, respectively, and appointed Charles C. Mottley as Chief Executive Officer and Stephen Antol as Chief Financial Officer. Mr. Mottley was President and a Director of El Capitan from July 2002 to April 2007, when he resigned as president, but continued to serve as a Director until September 2007.  He also provided consulting services to the Company from September 2007 to June 2008. Mr. Antol was the Company’s Chief Financial Officer from November 2004 to May 2007, when he resigned the position. Currently there are no employment contracts or compensation arrangements with the two officers.

In February 2009 El Capitan’s previous management authorized a commercial lab to conduct two 1 kilogram cyanide assay tests comprised of material from two composite samples from the El Capitan Deposit. This test procedure as performed is comparable to the procedure announced in our December 10, 2008 press release. The Company just received the results from these additional assay tests, completed in May 2009, which represent recoverable values using standard extraction techniques. The values indicated average gold grades of .032 ounces per ton and 1.25 ounces per ton for silver. This equates to an approximate average gold equivalent of .05 ounces per ton. These gold values are similar to the December values reported. The Canadian lab that did the tests in December did not test for silver.

It has been determined that the low gold only assay results that were reported in February 2009 from tests the previous management commissioned to confirm certain gold leaching results completed in December 2008 relating to metallurgical testing of composite samples of the El Capitan deposit material, came from an entirely different assay procedure and therefore are not comparable to the December 2008 or the May 2009 reported results.

Item 6 - Exhibits

(a)   Exhibits

2.1
Agreement and Plan of Merger by and among Gold and Minerals, Inc., Larry Lozensky, the Company and El Capital Acquisition Company, dated February 12, 2008 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 12, 2008).

2.2	Escrow Agreement by and among the Company, Larry Lozensky and Escrow Agent (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed February 12, 2008).

31.1	Certification of Charles C. Mottley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Stephen J. Antol pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mottley pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Stephen J. Antol pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 2, 2009	EL CAPITAN PRECIOUS METALS, INC.

	By:	/s/ Charles C. Mottley
Charles C. Mottley
President, Chief Executive Officer and Director

Dated: June 2, 2009	By:	/s/ Stephen J. Antol
Stephen J. Antol
Chief Financial Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description
31.1	Certification of Charles C. Mottley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Stephen J. Antol pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Charles C. Mottley pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Stephen J. Antol pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.