Form 10-Q
period 2009-06-30
EL CAPITAN PRECIOUS METALS INC
filed 2009-08-05
CIK 1135202

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 88,460,702 shares of common stock, par value $0.001, issued and outstanding as of July 31, 2009.

Transitional Small Business Disclosure Format (Check one):      YES ☐      NO ☒

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Form 10-Q for the Quarter Ended June 30, 2009

Table of Contents

		Page
PART I	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets – June 30, 2009 and September 30, 2008 (Unaudited)	F-1

	Consolidated Statements of Expenses – Three months and nine months ended June 30, 2009 and 2008 and for the period from July 26, 2002 (inception) through June 30, 2009 (Unaudited)	F-2

	Consolidated Statements of Stockholders’ Equity (Deficit) - period from July 26, 2002, (inception) through June 30, 2009 (Unaudited)	F-3

	Consolidated Statements of Cash Flows – Nine months ended June 30, 2009 and 2008 and for the period from July 26, 2002 (inception) through June 30, 2009 (Unaudited)	F-6

	Notes to the Consolidated Financial Statements (Unaudited)	F-8

Item 2.	Management’s Discussion and Analysis or Plan of Operations	1

Item 4T.	Controls and Procedures	4

PART II	Other Information	5

Item 2.	Changes in Securities	5

Item 5.	Other Information	5

Item 6.	Exhibits	6

SIGNATURES		6

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
  (An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2009	September 30, 2008

ASSETS
CURRENT ASSETS :
Cash	$9,286	$32,456
Miscellaneous receivable	—	2,472
Prepaid expenses	26,750	40,643
Due from affiliated company	17,717	49,370
Total Current Assets	53,753	124,941

Furniture and equipment net of accumulated depreciation of $23,868 and $20,599, respectively	10,209	18,556

OTHER ASSETS:
Investment in El Capitan, Ltd.	788,808	788,808
Deposits	23,303	27,638
	$876,073	$959,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$163,673	$68,135
Accounts payable – related party	—	364
Accrued liabilities	308,176	45,000
Interest payable	49,750	49,750
Short term debt	—	27,362
Total Current Liabilities	521,599	190,611

STOCKHOLDERS’ EQUITY :

Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—

Common stock, $0.001 par value; 300,000,000 shares authorized; 88,460,702 and 86,172,185 issued and outstanding, respectively	88,460	86,172
Additional paid-in capital	18,105,680	17,692,627
Deficit accumulated during the exploration stage	(17,839,666)	(17,009,467)
Total Stockholders’ Equity	354,474	769,332
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$876,073	$959,943

The accompanying notes are an integral part of these consolidated financial statements.

 EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,		Period From July 26, 2002 (Inception) Through June 30,
	2009	2008	2009	2008	2009

OPERATING EXPENSES:
Professional fees	$5,648	$276,648	$47,039	$327,141	$3,504,541
Officer compensation expense	45,000	98,000	315,000	358,410	2,863,833
Administrative consulting fees	—	—	—	—	1,083,875
Management fees, related parties	—	—	—	—	320,500
Legal and accounting fees	22,859	53,511	105,948	193,424	1,215,604
Exploration expenses	7,555	55,181	55,173	170,738	2,264,097
Warrant, option and stock compensation expenses	—	167,564	249,761	952,821	3,819,576
Other general and administrative	16,472	45,057	76,006	139,595	1,171,835
	97,534	695,961	848,927	2,142,129	16,243,861
LOSS FROM OPERATIONS	(97,534)	(695,961)	(848,927)	(2,142,129)	(16,243,861)

OTHER INCOME (EXPENSE):
Interest income	25	12	35	2,873	36,250
Gain on disposition of assets	—	—	20,000	—	20,000
Other income	—	—	—	—	113,575
Interest expense:
Related parties	—	—	—	—	(28,220)
Other	—	(370)	(1,307)	(1,918)	(346,554)
Expenses associated with debt issuance and conversion	—	—	—	—	(281,457)
Accretion of notes payable discounts	—	—	—	—	(1,109,399)
	25	(358)	18,728	955	(1,595,805)
NET LOSS	$(97,509)	$(696,319)	$(830,199)	$(2,141,174)	$(17,839,666)

Basic and diluted net loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Weighted average number of common shares outstanding	88,460,702	82,667,764	87,842,965	81,411,440

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For The Period July 26, 2002 (Inception) to June 30, 2009
(Unaudited)

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid- in Capital	Deficit Accumulated During The Exploration Stage	Total
Initial issuance of common stock	3,315,000	$3,315	$—	$(3,306)	$—	$9
Net loss	—	—	—	—	(21,577)	(21,577)
Balances at September 30, 2002	3,315,000	3,315	—	(3,306)	(21,577)	(21,568)

Issuance of common stock to Gold and Minerals Company, Inc. in connection with purchase of interests in assets of El Capitan, Ltd. In November 2002	35,685,000	35,685	—	(35,663)	—	22
Acquisition of DML Services on March 17, 2003	6,720,000	6,720	—	(56,720)	—	(50,000)
Common stock issued for notes payable	525,000	525	—	16,975	—	17,500
Common stock and warrants issued for services	150,000	150	—	188,850	—	189,000
Common stock issued for compensation	2,114,280	2,115	—	847,885	—	850,000
Issuance of common stock to Gold and Minerals Company, Inc. in connection with purchase of COD property in August 2003, $0.00 per share	3,600,000	3,600	—	(3,600)	—	—
Net loss	—	—	—	—	(1,561,669)	(1,561,669)
Balances at September 30, 2003	52,109,280	52,110	—	954,421	(1,583,246)	(576,715)

Cost associated with warrants and options issued	—	—	—	108,000	—	108,000
Common stock issued for compensation	3,650,164	3,650	—	516,350	—	520,000
Common stock issued for services	1,590,500	1,591	—	278,806	—	280,397
Common stock issue for notes payable	2,319,672	2,319	—	571,049	—	573,368
Common stock issued for acquisition of Weaver property interest in July 2004	3,000,000	3,000	—	(3,000)	—	—
Stock subscriptions	—	—	50,000	—	—	50,000
Net loss	—	—	—	—	(1,314,320)	(1,314,320)
Balances at September 30, 2004	62,669,616	62,670	50,000	2,425,626	(2,897,566)	(359,270)

Subscribed stock issued	200,000	200	(50,000)	49,800	—	—
Common stock issued for services	2,241,422	2,241	—	1,234,640	—	1,236,881
Common stock sold in private placement	3,865,000	3,865	—	1,934,272	—	1,938,137

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For The Period July 26, 2002 (Inception) to June 30, 2009
(Unaudited)

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid- in Capital	Deficit Accumulated During The Exploration Stage	Total
Common stock issued for notes payable	432,701	433	—	172,647	—	173,080
Beneficial conversion of notes payable	—	—	—	21,635	—	21,635
Cost associated with warrants and options issued	10	—	—	113,452	—	113,452
Net loss	—	—	—	—	(3,244,841)	(3,244,841)
Balances at September 30, 2005	69,408,749	69,409	—	5,952,072	(6,142,407)	(120,926)

Common stock issued for services	562,731	562	—	386,574	—	387,136
Common stock sold in private placement	2,189,697	2,190	—	1,158,775	—	1,160,965
Common stock issued for notes payable	2,124,726	2,125	—	1,276,447	—	1,278,572
Costs associated with warrants and options issued	—	—	—	1,182,390	—	1,182,390
Common stock issued for exercise of options and warrants	498,825	499	—	175,929	—	176,428
Common stock issued for compensation	112,181	112	—	174,888	—	175,000
Net loss	—	—	—	—	(4,041,802)	(4,041,802)
Balances at September 30, 2006	74,896,909	74,897	—	10,307,075	(10,184,209)	197,763

Stock issued for conversion of notes payable	1,500,000	1,500	—	748,500	—	750,000
Common stock sold in private placement	50,000	50	—	24,950	—	25,000
Common stock sold by the exercise of warrants and options	2,258,000	2,258	—	1,121,742	—	1,124,000
Common stock issued for compensation	951,994	953	—	594,099	—	595,052
Common stock issued for services	95,216	96	—	62,809	—	62,905
Cost associated with issuance of warrants and options	—	—	—	2,329,797	—	2,329,797
Net loss	—	—	—	—	(4,437,775)	(4,437,775)
Balances at September 30, 2007	79,752,119	79,754	—	15,188,972	(14,621,984)	646,742

Common stock sold in private placement	300,000	300	—	149,700	—	150,000
Common stock issued for exercise of cashless warrants	12,000	12	—	(12)	—	—
Common stock sold by the exercise of warrants and options	1,257,500	1,257	—	176,568	—	177,825

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For The Period July 26, 2002 (Inception) to June 30, 2009
(Unaudited)

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid- in Capital	Deficit Accumulated During The Exploration Stage	Total
Common stock issued for compensation	1,637,356	1,637	—	358,774	—	360,411
Common stock issued for services	3,213,150	3,212	—	662,035	—	665,247
Warrant and option expense	—	—	—	1,156,590	—	1,156,590
Net loss	—	—	—	—	(2,387,483)	(2,387,483)
Balances at September 30, 2008	86,172,125	86,172	—	17,692,627	(17,009,467)	769,332

Common stock sold by the exercise of warrants and options	725,000	725	—	35,525	—	36,250
Common stock issued for compensation	562,500	563	—	44,437	—	45,000
Common stock issued for services	1,001,077	1,000	—	83,332	—	84,332
Warrant and option expense	—	—	—	249,759	—	249,759
Net loss	—	—	—	—	(830,199)	(830,199)
Balances at June 30, 2009	88,460,702	$88,460	$—	$18,105,680	$(17,839,666)	$354,474

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
 (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			July 27, 2002
			(Inception)
	Nine Months Ended June 30,		Through June 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(830,199)	$(2,141,174)	$(17,839,666)

Adjustments to reconcile net loss to net cash used in operating activities:
Warrant and option expense	249,761	902,373	7,737,880
Beneficial conversion of notes payable	—	—	225,207
Non-cash expense with affiliate	—	—	7,801
Non-cash compensation expenses	129,330	1,028,437	1,812,945
Accretion of discount on notes payable	—	—	1,149,588
(Gain) loss on disposition of fixed assets	(20,000)	14,632	33,813
Provision for uncollectible note receivable	—	—	62,500
Depreciation	6,356	12,221	67,735
Changes in operating assets and liabilities:
Miscellaneous receivable	2,472	(585)	4,863
Interest Receivable	—	—	(13,611)
Prepaid expenses and other assets	13,893	(11,890)	(29,223)
Expense advances on behalf of affiliated company	31,653	(39,695)	(580,707)
Accounts payable	95,538	(63,447)	158,307
Accounts payable - related party	(364)	(12,853)	—
Accrued liabilities	265,167	10,300	422,303
Interest payable, other	—	(37,464)	37,441
Net Cash Used in Operating Activities	(56,393)	(339,145)	(6,742,824)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property interest	—	—	(100,000)
Purchase of furniture and equipment	—	(1,396)	(148,140)
Proceeds from asset dispositions	20,000	—	32,001
Deposits	4,335	—	(23,303)
Issuance of notes receivable	—	—	(249,430)
Payments received on notes receivable	—	—	66,930
Cash paid in connection with acquisition of DML Services, Inc.	—	—	(50,000)
Net Cash Provided by (Used in) Investing Activities	24,335	(1,396)	(471,942)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	—	150,000	3,456,706

			July 27, 2002
			(Inception)
	Nine Months Ended June 30,		Through June 30,
	2009	2008	2009
Costs associated with the sale of stock	—	—	(19,363)
Proceeds from notes payable, related parties	—	—	219,900
Proceeds from warrant exercise	36,250	67,000	1,337,975
Proceeds from notes payable, other	—	49,651	2,426,480
Repayment of notes payable, related parties	—	—	(61,900)
Repayment of notes payable, other	(27,362)	—	(135,746)
Net Cash Provided by Financing Activities	8,888	266,651	7,224,052

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,170)	(73,890)	9,286

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	32,456	90,329	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,286	$16,439	$9,286

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,307	$1,918
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of El Capitan Precious Metals, Inc. (“El Capitan or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending September 30, 2009, or for any subsequent period. These interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2008, included in the Company’s Annual Report on Form 10-KSB, filed January 13, 2009. The consolidated balance sheet at September 30, 2008 has been derived from the audited financial statements included in the 2008 Annual Report.

Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported in the Form 10−KSB have been omitted.

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming El Capitan will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. El Capitan is an exploration stage company and since its inception has had no revenues and through June 30, 2009, has incurred recurring losses aggregating $17,839,666 during the exploration stage. In addition, the Company does not have a revolving credit facility with any financial institution. These factors raise substantial doubt about El Capitan’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital, negotiating adequate financing arrangements and on achieving sufficiently profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - DUE FROM AFFILIATES

The balance due from Gold & Minerals Company, Inc. (“Minerals”) at September 30, 2008 was $49,370.  During the period October 1, 2008 through June 30, 2009, the Company made net payments on behalf of Minerals aggregating to $93,667 with respect to costs incurred by El Capitan, Limited (“ECL”) on the El Capitan property site. Pursuant to a verbal agreement with Minerals effective October 1, 2004, costs incurred by ECL at the El Capitan site are to be split between the companies in accordance with their percentage ownership interest in ECL, of which El Capitan holds a 40% equity interest and Minerals holds the remaining 60% equity interest. Minerals have reimbursed El Capitan $125,320 of the advanced costs leaving a balance due to El Capitan of $17,717 as of June 30, 2009.

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

During the nine months ended June 30, 2009, the Company did not issue any warrants.  The following table sets forth certain terms of the Company’s outstanding warrants and exercisable warrants as of June 30, 2009.

	Warrants Outstanding		Warrants Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, September 30, 2008	5,373,364	$0.84	5,373,364	$0.84
Granted	—	—	—	—
Expired/Cancelled	(3,481,697)	$1.01	(3,481,697)	$1.01
Exercised	(725,000)	$0.05	(725,000)	$0.05

Balance, June 30, 2009	1,166,667	$0.60	1,166,667	$0.60
Weighted average contractual life in years	1.15		1.15

Aggregate intrinsic value	$—		$—

At June 30, 2009, the Company had no outstanding warrants which had a right to call feature.

Options

During the nine months ended June 30, 2009, El Capitan did not grant any options.

The following table sets forth certain terms of the Company’s outstanding options and exercisable options as of June 30, 2009:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, September 30, 2008	6,176,000	$0.30	2,875,000	$0.39
Vested	—	—	1,175,000	$0.19
Granted	—	—	—	—
Exercised	—	—	—	—
Expired/Cancelled	(2,326,000)	$(0.19)	(200,000)	$(0.74)
Balance, June 30, 2009	3,850,000	$0.37	3,850,000	$0.37

Weighted average contractual life in years	2.6		2.6

Aggregate intrinsic value	$—		$—

The aggregate intrinsic value in the warrant and option tables above represents total pretax intrinsic value (the difference between El Capitan’s closing stock price on June 30, 2009 and the exercise price, multiplied by the number of in-the-money warrants or options) that would have been received by the warrant or option holders had all warrant or option holders exercised their warrants or options on June 30, 2009. These amounts change based on the fair market value of El Capitan’s stock. The intrinsic value of warrants exercised for the nine months ended June 30, 2009, was zero. The Company issues new shares of common stock upon the exercise of warrants or options.

El Capitan recognized $234,301 in option expense for the nine months ended June 30, 2009. At March 31, 2009, the Company had $128,492 of unrecognized compensation expense related to options issued that was to be recognized over the next twelve months. With the resignation of the Board of Directors on April 21, 2009, and the termination of the two officers of the Company on April 30, 2009, the unvested portion of the options terminated and no additional compensation will be recognized on the terminated options.

El Capitan has a 2005 Stock Incentive Plan under which 16,000,000 shares are reserved for stock and option grants. There were 3,878,747 shares available for grant under the Plan at June 30, 2009.

Item 2 - Management’s Discussion and Analysis and Plan of Operation

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenues

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until one of our properties is sold. There is no guaranty that we will achieve proven viable precious metals at any of our property site locations.

Expenses and Net Loss

Our operating expenses decreased $598,427 from $695,961 for the three months ended June 30, 2008 to $97,534 for the three months ended June 30, 2009. The decrease is mainly attributable to decreases in professional fees of $271,000, exploration expenses of $47,626, officer compensation of $53,000, legal and accounting of $30,652, other general and administrative of $28,585 and warrant and option expense of $167,564.

Our net loss for the three months ended June 30, 2009 decreased to $97,509 from a net loss of $696,319 incurred for the comparable three month period ended June 30, 2008. The decrease in net loss of $598,810 for the current period is attributable to the aforementioned decreases in expenses.

Nine Months Ended June 30, 2009 Compared to Nine Months Ended June 30, 2008

Revenues

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until one of our properties is sold. There is no guaranty that we will achieve proven viable precious metals at any of our property site locations.

Expenses and Net Loss

Our operating expenses decreased $1,293,202 from $2,142,129 for the nine months ended June 30, 2008 to $848,927 for the nine months ended June 30, 2009. The decrease is attributable to decreases in professional fees of $280,102, legal and accounting fees of $87,476, exploration expenses of $115,565, officer compensation expenses of $43,410, other general and administrative expenses of $63,589, and warrant and option expense of $703,060.

Our net loss for the nine months ended June 30, 2009 decreased to $830,199 as compared a net loss of $2,141,174 incurred for the comparable nine month period ended June 30, 2008. The decrease in net loss of $1,310,975 for the current nine month period is mainly attributable to the aforementioned decreases in expenses and a gain of $20,000 on the disposition of an asset during the nine months ended June 30, 2009.

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

During the next three months, we will continue to concentrate on raising the necessary working capital through equity financing and an acceptable debt facility to ensure our ability to implement our business strategies. To the extent that additional capital is raised through the sale of equity or equity related securities, the issuance of such securities may result in dilution of our current stockholders.

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

On July 14, 2008, we announced that we had entered into a Memorandum of Understanding with the USFS related to the permitting of 112 exploration drill holes planned on 2,000 acres of the El Capitan claims in Lincoln County, New Mexico. The action signals the initiation of the Federal Environmental Assessment (“EA”) permitting process. GL Environmental is currently finalizing the Federal Environmental Assessment Report and it will be filed with USFS in the last week of July 2009. Based upon recent USFS EA completion timelines, we anticipate receipt of permits by the third quarter of calendar 2009 at which time exploration activity could resume.

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

Liquidity

As of June 30, 2009, we had $9,286 of cash on hand.  We will be required to raise additional working capital in equity or financing transactions in order to satisfy our expected cash expenditures. At June 30, 2009, based upon our current working capital utilization rate, we have working capital to fund one month of operations.  In the event that we are unable to obtain additional working capital, we may be forced to reduce our operating expenditures or to cease development and operations altogether.

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

We also exercised the call options on various outstanding warrants, which if exercised, would provide us significant working capital to continue our exploratory programs.   In the year ended September 30, 2008 we raised $177,825 from the exercise of warrants and during the nine months ended June 30, 2009, we raised $36,250 from the exercise of warrants.  At June 30, 2009, we have no outstanding warrants that are callable.

During the quarter ended June 30, 2009, we received $43,075 from Gold & Minerals Co., Inc. for payment on the amounts advanced on their behalf on the El Capitan project.

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

Off-Balance Sheet Arrangements

During the quarter ended June 30, 2009, we did not engage in any off balance sheet arrangements as defined in item 303(c) of the SEC’s Regulation S-B.

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

As of June 30, 2009, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.

 Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2 - Changes in Securities

None

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

Dated: August 5, 2009	EL CAPITAN PRECIOUS METALS, INC.

	By:	/s/ Charles C. Mottley
Charles C. Mottley
President, Chief Executive Officer and Director

Dated: August 5, 2009	By:	/s/ Stephen J. Antol
Stephen J. Antol
Chief Financial Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description
31.1	Certification of Charles C. Mottley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Stephen J. Antol pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Charles C. Mottley pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Stephen J. Antol pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.