Form 10-K
period 2009-09-30
EL CAPITAN PRECIOUS METALS INC
filed 2009-12-30
CIK 1135202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2009

☐	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ____________

Commission File Number:   333-56262

EL CAPITAN PRECIOUS METALS, INC.
(Name of small business issuer in its charter)

NEVADA	88-0482413
(State or other jurisdiction	(I.R.S. Employer I.D. No.)
incorporation or organization)

15225 N. 49Th Street
Scottsdale, AZ	85254
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (602) 595-4997

Securities registered pursuant to Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:   None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐     Smaller reporting company  ☒

The issuer had no revenue for its most recent fiscal year.

The aggregate market value of the issuer’s voting stock held as of December 28, 2009, by non-affiliates of the issuer was approximately $7,222,139 based on the closing market price of the registrant’s common stock of $0.09 as reported on the OTC Bulletin Board.

As of December 23, 2009 issuer had 88,654,036 shares of its $.001 par value common stock issued and outstanding.

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

These risks and uncertainties and other factors include, but are not limited to those set forth under ITEM 1A - RISK FACTORS. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. All subsequent written and oral forward-looking statements attributable to the company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as otherwise required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Annual Report or in the documents we incorporate by reference, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report on Form 10-K.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Business History

El Capitan Precious Metals, Inc. (hereinafter, the “Company,” “we” and “our” refer to El Capitan Precious Metals, Inc.) is a precious minerals company based in Scottsdale, Arizona. We are an exploration stage company that owns interests in several properties located in the southwestern United States. We are principally engaged in the exploration of precious metals and other minerals. Our primary asset is a 40% equity interest in El Capitan, Ltd., an Arizona corporation which holds an interest in the El Capitan property located near Capitan, New Mexico. Additionally, our assets include interests in the COD property located near Kingman, Arizona. There is no assurance that a commercially viable mineral deposit exists on any of our properties. Additional exploration will be required before a final evaluation can be made as to the economic and legal feasibility of any particular property. To date, we have not had any revenue producing operations.

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

In May 2004, we executed a joint venture agreement (the “Joint Venture”) with U.S. Canadian Minerals, Inc. (“U.S. Canadian”), a publicly-traded Nevada company, to explore and utilize the COD property, including the recovery of any gold and silver from the tailings of the COD Mine. The Joint Venture is to exist under the name “CanEl” until May 2020, unless terminated earlier pursuant to the terms of the Joint Venture. Under terms of the Joint Venture Agreement, we were required to transfer to U.S. Canadian an 80% interest in the COD mine in exchange for 720,000 restricted shares of U.S. Canadian common stock. Pursuant to a stock split affected by U.S. Canadian, we subsequently held 2,160,000 shares of the U.S. Canadian stock.  On the date of the original transaction, shares of unrestricted freely trading U.S. Canadian common stock traded at $2.85 per share, or, adjusted for the split, at $0.95 per share. At October 28, 2005, 2,160,000 of these shares were utilized as collateral for a $750,000 for a convertible promissory note issued by the Company.  On January 20, 2006, these shares also collateralized an additional $550,000 convertible note issued by the Company to the same note holder. During our fiscal year ended September 30, 2007, the notes were converted in full to the Company’s Common Stock. As of October 9, 2007, U.S. Canadian announced a 50 to 1 reverse split of its common stock which reduced the number of shares held to 43,200.  On August 29, 2005, we executed a Quit Claim deed in favor of U.S. Canadian covering all of the mining claims identified in the Joint Venture for purposes of facilitating the management of the claims by U.S. Canadian pursuant to the Joint Venture.

U.S. Canadian faced a SEC imposed temporary trading suspension in October of 2004, which has since expired. There common stock was also restricted with respect to sale until May 2005. U.S. Canadian’s common stock is currently traded on the Pink Sheets under USCN.PK and closed at $0.99 per share on September 30, 2009. Effective October 1, 2009, the company announced that it had changed its name to Noble Consolidated Industries Corp and will apply for a new trading symbol.  We also have potentially continuing involvement (as discussed below) related to the COD property. Based on these factors, no gain on the sale was recorded and we ascribed a value of $2,052,000 to the common stock received at September 30, 2004, the value on the date of the transaction, and recorded a deferred gain on the sale of an asset and classified it as a long term liability.  As at September 30, 2007 we ascribed a zero value to these shares due to market conditions with a corresponding adjustment to the carrying value of the deferred gain liability account.  There was no change to this treatment as at September 30, 2009.

Under the Joint Venture, we were to explore the COD site and contribute the equipment as required. U.S. Canadian was to contribute 90 days operating capital, which provided for three workers, fuel, necessary equipment, and equipment repair and maintenance. The parties also agreed to share the costs and expenses of the property in accordance with their profit participation in the property. Net profits, if any, from the tailings and settlement pond will be split equally among us and U.S. Canadian, and U.S. Canadian shall retain 100% of any other profit. In November 2005, our Board of Directors approved an amendment to the Joint Venture Agreement whereby we will contribute $50,000 for the completion of the geological field study. As consideration for this advance, we will be reimbursed for this advance and any other incurred expenses, and all net proceeds from the sale of the site, after deducting all incurred costs, are to be split equally with U.S. Canadian. Due to the unknown future intentions and financial viability of U.S. Canadian, this field study was not implemented. Accordingly, no exploratory work has been performed as to determine the extent, if any, of potential minerals in the tailings. In early 2009 U.S. Canadian retained the services of geological firm to serve as a consultant to the company, specifically to survey the COD property site. On June 2, 2009, U. S. Canadian received a “Report on Preliminary Exploration” from the consultant. On October 21, 2009, U.S. Canadian announced that they had transferred all of their interest in the COD project to an unrelated party.

In July 2004, we acquired from Gold and Minerals the Weaver property located near Congress, Arizona. Consideration for this purchase was 3,000,000 shares of our common stock, which had a market value of $400,000 on the closing date. Because the Weaver Mine was acquired from our controlling stockholder at the time in exchange for our Common Stock, and as Gold and Minerals had no economic monetary basis in the property, the transaction was accounted for as a non-monetary exchange and the Weaver property was recorded at no value on our financial statements as that was the basis of Gold and Minerals. The property was sold for $20,000 during our year ended September 30, 2009 to an unrelated party.

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

On July 23, 2008 we announced that the proposed merger with Gold and Minerals reached the stage at which we were ready to file a Form S-4 registration statement with the Securities and Exchange Commission. Due to the time consuming nature of the preparation of a Form S-4 and the uncertainty of the timing of the SEC review process, the companies had worked with counsel to examine alternative structures for the transaction. While alternatives were identified, none held significant promise to be less time consuming or more cost effective for shareholders. Both companies concluded that the Form S-4 registration process will be the optimal path forward, and decided to continue to pursue the original merger structure.  Both companies agreed to delay the filing of the Form S-4 until sufficient funding could be raised to cover accrued and future merger expenses.  We had originally anticipated that the merger would be complete during fiscal year 2008, however, we experienced numerous unexpected delays in the due diligence process; primarily related to obtaining current audited financial statements and documentation related to historical Gold and Minerals’ transactions. Preparation of these due diligence documents substantially increased the costs of the process for both parties. We believe that Gold and Minerals management has made every effort to provide us with appropriate documentation and we expect that the merger can now move forward when sufficient funding becomes available.  The management and Boards of both companies agree that primary use of funds must be dedicated to furthering progress on the metallurgical and permitting tasks associated with the El Capitan precious metals project.

On September 16, 2008 we announced that both companies agreed to restart the merger process as Gold and Minerals had brought its joint venture account current.  Subsequently, Gold and Minerals’ joint venture account fell into arrears and the merger process was again delayed.  Part of arrearage from Gold and Minerals perspective and concern was due to the significant increase in administrative costs of the Company beginning in September 2008 and the continued decline of the market price of the Company’s stock.

On April 21, 2009, the current four Board members appointed three new members to the Company’s Board of Directors. Subsequent to their appointment, the current four Board members informed the Board of their resignations as directors of the Company effective on this date.

On April 30, 2009, the Board of Directors of the Company terminated the services of the Chief Executive Officer and the Chief Financial Officer. On this same date, the Directors appointed a new Chief Executive Officer and new Chief Financial Officer, both of whom were officers of the Company previously.

On September 18, 2009, Gold and Minerals gave a Notice of Termination to the Company referencing the Agreement and Plan of Merger, dated February 12, 2008, between the companies. The election to terminate was made pursuant to subparagraph (d) of Paragraph 10.1 of Article X of the Agreement. The main basis for the election to terminate was that the circumstances surrounding the Plan of Merger had changed since the execution of the Agreement. Upon completion of the metallurgical work, permitting and extraction process, and other current projects Gold and Minerals is currently working on,  it is the intent of Gold and Minerals to re-enter into a new Agreement and Plan of Merger based on the circumstances at the time of implementation of the Agreement.

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

 High, low and average London afternoon fix prices for gold, silver and platinum for the period from January 1, 2009 to September 30, 2009 and for the years ended December 31, 2008 and 2007 are as follows:

Gold - London Afternoon Fix Prices - US Dollars

Period	High	Low	Average
For the nine months ended September 30, 2009	$1,018.50	$810.00	$930.10
For the year ended December 31, 2008	$1,011.25	$712.50	$871.96
For the year ended December 31, 2007	$841.10	$608.40	$695.39
Data Source: Kitco, Inc.

Silver - London Fix Prices - US Dollars

Period	High	Low	Average
For the nine months ended September 30, 2009	$17.38	$10.51	$13.68
For the year ended December 31, 2008	$20.92	$8.88	$14.99
For the year ended December 31, 2007	$15.82	$11.67	$13.38
Data Source: Kitco, Inc.

Platinum - London Afternoon Fix Prices - US Dollars

Period	High	Low	Average
For the nine months ended September 30, 2009	$1,399.00	$918.00	$1,141.44
For the year ended December 31, 2008	$2273.00	$763.00	$1573.53
For the year ended December 31, 2007	$1,544.00	$1,118.00	$1,303.05
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

Compliance with the various federal and state government regulations requires us to obtain multiple permits for each mining property. Although the requirements may differ slightly in each of the respective states in which we may hold claims or may hold claims in the future, the process of permitting the claims generally requires the filing of a “Notice of Intent to Locate Mining Claims” and the payment of a fee of $25 to the BLM office in the state in which the claim is located. Subsequently, we are required to file and record a New Location Notice for each such claim within ninety days of locating the claim, the fee for which is approximately $165. On an annual basis, we are required to pay a maintenance fee of $140 per claim, together with payments of approximately $5 each for annual bulk fuel and water well permits.

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

In July 2007, we submitted a Plan of Operation for continued exploration on a 2,000 acre parcel within our then 7,000 acre El Capitan claim block near Capitan, New Mexico.

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

In July 2008, we entered into a Memorandum of Understanding with the USFS related to the permitting of 112 exploration drill holes planned on 2,000 acres of the El Capitan claims in Lincoln County, New Mexico. The action signals the initiation of the Federal Environmental Assessment (EA) permitting process. Based upon recent USFS EA completion timelines, we anticipate receipt of permits by the first quarter of 2010 at which time exploration activity could resume should funding be available.

Although there is no guarantee that the regulatory agencies will approve, in a timely manner, if at all, the necessary permits for our current and anticipated explorations, we have no reason to believe at this time that we will not obtain the necessary permits in due course.

Employees

We currently have informal arrangements with two individuals who are officers and or a director of the Company, who serve as support staff for the functioning of all the corporate activities. There are no written agreements with these individuals. We have two additional  non-employee directors that devote only such time to our business as is necessary to our conduct of administrative operations. Additionally, we use consultants for the testing and exploration and development of property claims. As administrative requirements expand, we anticipate hiring additional employees, and utilizing a combination of employees and consultants as necessary to conduct of these activities.

 Available Information

We are a Nevada corporation with our principal offices at 15225 N. 49th Street, Scottsdale, Arizona 85254. Our telephone number is (602) 595-4997. Our website address is www.elcapitanpmi.com.

ITEM 1A.   RISK FACTORS

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

Risks Relating to Our Financial Condition

The volatility of precious metal prices may negatively affect our potential earnings.

We anticipate that a significant portion of our future revenues will come from the sale of our Capitan property or the development of the property through a joint venture with a larger mining company with more significant resources. In either event, our future potential earnings will be directly affected by the prices of precious metals believed to be located on such properties. Demand for precious metals can be influenced by economic conditions, including worldwide production, attractiveness as an investment vehicle, the relative strength of the U.S. dollar and local investment currencies, interest rates, exchange rates, inflation and political stability. The aggregate effect of these factors is not within our control and is impossible to predict with accuracy. The price of precious metals has on occasion been subject to very rapid short-term changes due to speculative activities. Fluctuations in precious metal prices may adversely affect the value of any discoveries made at the sites with which we are involved. If the market prices for these precious metals falls below the mining and development costs we incur to produce such precious metals, we will experience losses and may have to discontinue operations at one or more of our properties.

 Unless we develop or are able to sell or enter into a joint venture development agreement on one of our properties, we will not have enough cash to fund operations through the next fiscal year without raising additional working capital funds.

As of September 30, 2009, we had $2,348 of cash on hand. Additionally, as of such date we had a current net payable amount due to Gold and Minerals for an aggregate of $47,061 relating to expenses Gold and Minerals have paid on our behalf of El Capitan, Limited.  We will be required to raise additional capital in financing or equity transactions in order to satisfy our expected cash expenditures. Based upon our monthly utilization of working capital (including exploration costs), at September 30, 2009, we had sufficient cash to fund operations through October 2009.   We continually evaluate business opportunities, such as joint venture processing agreements, with the aim of creating cash flow for working capital. Subsequent to our year end and through December 21, 2009, the Company has received additional advances from Gold and Minerals aggregating $32,000. Based upon current management operational plans, we will be required to continue to raise additional capital on terms acceptable to us. There are no assurances that we will be successful in such endeavors, in which case we may be forced to reduce our operating expenditures or to cease development and operations altogether.

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

We have had net losses for each of the years ended September 30, 2009, and September 30, 2008, and we have an accumulated (deficit) as of September 30, 2009, of $(17,962,968). Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we may not generate significant revenues in the foreseeable future, our ability to continue as a going concern may depend, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

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

Because caustic fusion is not a precious metal industry accepted assay technique, we retained a small metallurgical R&D lab in August 2006 to assess the potential for a modified fire assay technique that is more appropriate for the material from the El Capitan property.  Throughout 2007, investigations into the potential use of various industry-standard fire assay techniques to estimate the metal content of the El Capitan mineral samples were conducted.  Such standard fire assay techniques produced limited improved results, and beginning in early 2008, we began investigations into other assay techniques, including leaching, acid dissolution, and the addition of various precious metal collecting agents during the assay process.  As of November 2009, we continue to have analyses ongoing at both commercial laboratories and small, R&D-oriented facilities.  There are no assurances that the techniques being pursued will provide more reliable analytical results, and we may not realize any economic value from this research or the application of the associated results.

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

Three of our four prior directors had significant industry experience. With the loss their services, we will be required to rely upon third party consultants with respect to industry matters.

Any inability to retain key personnel may adversely affect our business operations.

We are highly dependent upon the abilities and experience of our officers. The loss of any of our existing officers could have a material effect on our business operations. The current strong competition within the mining industry makes the recruitment and retention of employees knowledgeable of the mining industry difficult and crucial to success. We may not be able to replace one or more of these individuals on terms acceptable to us. We have no life insurance on the life of any officer.

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

The approval process for certain exploration permits provides for notice to the public and allows for the public to comment on the application. The governmental permitting authorities are obligated to consider the comments received from the public and to assess the merits thereof as part of the approval process.  It is possible that public comments may ultimately be deemed to have sufficient merit to delay or even deny our applications.

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

A material portion of our holdings includes unpatented mining claims. The validity of unpatented claims is often uncertain and may be contested. These claims are located on federal land or involve mineral rights that are subject to the claims procedures established by the General Mining Law of 1872, as amended. We are required make certain filings with the county in which the land or mineral is situated and annually with the Bureau of Land Management and pay an annual holding fee of $140 per claim. If we fail to make the annual holding payment or make the required filings, its mining claim would become invalid. In accordance with the mining industry practice, generally a company will not obtain title opinions until it is determined to sell a property. Also no title insurance is available for mining. Accordingly, it is possible that title to some of our undeveloped properties may be defective and in the event that it does not have good title to its properties, we would be forced to curtail or cease its exploratory programs on the property site.

ITEM 1B.   UNRESOVED STAFF COMMENTS

None.

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

The El Capitan property is owned by El Capitan, Limited, an Arizona corporation. In 2002, in consideration of $100,000 and 77.5% of our issued and outstanding shares (at which time we were a private Delaware corporation), we acquired a 40% equity interest in El Capitan, Limited from Gold and Minerals, which holds the other 60% equity interest.   The property consists of four patented and nine BLM lode claims; a mineral deposit is covered by these claims. The lode claims known as Mineral Survey Numbers 1440, 1441, 1442 and 1443 were each located in 1902 and patented in 1911. During October and November 2005, we staked and claimed on property surrounding the El Capitan site located in Lincoln County, New Mexico. This increased the total claimed area to approximately 10,000 acres in November 2005. The additional staking and claiming around our original site was done upon recommendations from our consulting geologist to ensure protection of El Capitan, Limited’s interests. In August 2006, we reduced the number of claims to approximately 7,400 acres and in August 2009 and reduced the number of claims to approximately 3,000 acres based upon continuing geological work and recommendations by our consulting geologist.

On January 1, 2006, El Capitan, Limited finalized the purchase of the four patented mining claims on the property, which constitute approximately 77.5 acres in the aggregate. In consideration for the claims, El Capitan, Limited transferred to the selling parties 2,100,000 shares of our common stock owned by Gold and Minerals.  Pursuant to an agreement between El Capitan, Limited and Thelma Bouldin, DMR Resources, Mike Dunn, Kingfisher Resources, Inc., M.A.R.S. Inc., Stephanie Malone, Don Rodolph, Mike Rodolph, Norbert Rother and Steven Rother, all of whom were selling parties, the stock was valued at an aggregate of $1,722,000, or $0.82 per share, the market value of our stock on November 11, 2005. Pursuant to an arrangement with Gold and Minerals, as of October 1, 2004 we were obligated to pay 40% of the expenses of El Capitan, Limited (in proportion with our equity ownership interest of El Capitan, Limited), and thus were obligated to pay Gold and Minerals $688,800 for the purchase of the patented mining claims by El Capitan, Limited. This arrangement also provided that, as of October 1, 2004 we had primary responsibility for the management of the development of the El Capitan deposit.  During the first quarter of fiscal year 2006, we offset our portion of the purchase price against existing obligations of Gold and Minerals to us in the aggregate amount of $612,416 relating to past expenditures relating to El Capitan, Limited that were paid by us.

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

To our knowledge, prior to its acquisition by El Capitan, Limited, the property was last active in 1988. The property was previously drilled as an iron (Fe) resource by the U.S. Bureau of Mines in 1944 and 1948. From 1961 to 1988, to our knowledge, an estimated 250,000 tons of iron ore were produced on the property. Prior to December 2004, there had not been any significant exploration completed on the property. There had only been shallow drilling of the upper magnetite horizon, which was completed by the U.S. Bureau of Mines in 1944 and 1948, and additionally performed by El Capitan, Limited in 2002. Additionally, there was geologic mapping of the property at a scale of 1:3,600 by Kelley in 1952.  In addition to its annual maintenance filings and payment of an annual maintenance fee to the BLM for the claims ($140 per year) and of bulk fuel and water well permits ($5 each per year), El Capitan, Limited has filed a plan of operation to conduct drilling and other exploratory work on up to 5 acres on the El Capitan site. Upon payment of a reclamation bond of $15,000 to cover anticipate costs associated with reclamation of the property, El Capitan Limited received from the BLM a Minimal Impact Existing Mining Operation Permit enabling it to proceed with its exploratory programs.  On March 30, 2007, the New Mexico Energy, Minerals and Natural Resources Department issued a Cessation Order due to un-permitted exploration activities.  On September 17, 2007, the New Mexico Energy, Minerals and Natural Resources Department issued their Completion of Abatement Steps for Cessation Order confirming that the abatement steps required under the original order had been completed.  On October 3, 2008, the New Mexico Energy, Minerals and Natural Resources Department issued their Termination Report and Confirmation of Completion of Work for Reclamation Activities confirming that the reclamation activities required under the original order had been completed.

 In July 2007 a new plan of operations was submitted to the United States Forest Service.  This plan, if approved, will encompass an exploration are of approximately 2,000 acres.  The approval process allows for public review and comment and a final decision is not expected until the first calendar quarter of calendar 2010.  While we are awaiting approval to continue exploration activities on the property, we are pursuing metallurgical research, continued development of an economical feasible extraction process.

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

 Stage 1 of the drilling program was completed between April and May 2005, and consisted of 1,391 feet drilled in 12 vertical core holes, with depths ranging from 38 to 142 feet. Between June and August 2005, we completed Stage 2 drilling, which consisted of both drilling in areas adjacent to some of the Stage 1 drilling holes and drilling in new target areas to the southwest of the main deposit site. Stage 2 drilling consisted of 1,204 feet of combined core and rotary footage in 10 vertical holes, ranging from 24.5 to 344.5 feet in depth. The Stage 3 drilling program began in February 2006 and was completed in May 2006. The program consisted of 23 vertical reverse drill holes totaling 9,685 feet and varying depths from 270 to 710 feet. Caustic fusion assays of the drill cuttings were conducted during 2005 and 2006.

Because caustic fusion is not a typical precious metal industry assay technique, we retained a small metallurgical R&D lab in August 2006 to assess the potential for a modified fire assay technique that is more appropriate for the material from the El Capitan deposit. Throughout 2007, investigations into the potential use of various industry-standard fire assay techniques to estimate the metal content of the El Capitan mineral samples were conducted.  Such standard fire assay techniques produced limited improved results, and beginning in early 2008, we began investigations into other assay techniques, including leaching, acid dissolution, and the addition of various precious metal collecting agents during the assay process.  As of December 2009, we have analyses ongoing at both commercial laboratories and small, R&D-oriented facilities.  There are no assurances that the techniques being pursued will provide more reliable analytical results, and we may not realize any economic value from this research or the application of the associated results.

We have continued to retain the services of Dr. Clyde Smith to manage the exploration of the property. Dr. Smith is a Consulting Geologist with over 30 years of experience in the mining industry. Dr. Smith holds a B.A. from Carleton College, a M.Sc. from the University of British Columbia, and a Ph.D. from the University of Idaho. Dr. Smith also served as a member of the Industrial Associates of the School of Earth Sciences at Stanford University for several years. The Company has also retained the services of a Ph.D. chemist to compile the prior and ongoing metallurgical and geological information for incorporation into a formal presentation for then purpose of the future marketing the property

El Capitan Limited has entered into agreements with various contractors (as referenced above) to complete exploration of the property. Each of the respective contractors utilizes its own equipment to complete such exploration and testing.

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

Pursuant to a joint venture agreement with U.S. Canadian Minerals, Inc. (“U.S. Canadian”) entered into in May 2004, where we transferred an 80% interest in the COD property to U.S. Canadian. Pursuant to the agreement, we plan to explore the property to determine the feasibility of recovering gold and silver from the tailings of the COD site.  We are to receive 50% of the profits from the gold and silver tailings, if any. We were required to contribute the equipment necessary for such exploratory operations. U.S. Canadian has agreed to contribute 90 days operating capital to provide for at least three workers, fuel, necessary equipment, and equipment repair and maintenance. After the 90-day period, the parties are to split the costs and expenses related to the operation of the mine in accordance with their profit participation in the COD property. To date, we have spent approximately $2,500 on this project.  On August 29, 2005, we executed a Quit Claim deed in favor of U.S. Canadian covering all of the mining claims identified in the joint venture for purposes of facilitating the management of the claims by U.S. Canadian pursuant to the joint venture. There has been no activity by us at this property in the year ended September 30, 2009. We were advised by U.S. Canadian on October 21, 2009, that they had transferred all of their interest in the COD project to an unrelated party.

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

In March 2009, we sold this property to an unrelated party.

Executive Offices

Our executive offices are located at 15225 N. 49th Street, Scottsdale, Arizona 85254 since May 1, 2009. The premises are contributed by an officer of the Company. We believe that the office is adequate to meet our current requirements. Other than our properties as described above, we do not own any real property.

ITEM 3.   LEGAL PROCEEDINGS

None.

 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED MATTERS SYOCKHOLDER MATTERS AND
   PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board, or “OTC Bulletin Board” under the trading symbol “ECPN.” Prior to March 17, 2003 (as a result of the Company’s name change), the Company’s securities traded on the OTC Bulletin Board under the trading symbol “DMSV.” The following table sets forth the range of high and low closing bid quotes of our common stock per quarter as reported by the OTC Bulletin Board for the past two fiscal years ended September 30, 2009 and 2008, respectively. All quoted prices reflect inter-dealer prices without retail markup, mark-down commission and may not necessarily represent actual transactions.

	Price Range
Quarter Ended	High	Low
September 30, 2009	$0.12	$0.08
June 30, 2009	$0.13	$0.02
March 31, 2009	$0.07	$0.01
December 31, 2008	$0.14	$0.05

September 30, 2008	$0.22	$0.11
June 30, 2008	$0.23	$0.08
March 31, 2008	$0.39	$0.16
December 31, 2007	$0.42	$0.30

(b) Holders

The number of record holders of our Common Stock as of December 24, 2009 was approximately 1,179 based on information received from our transfer agent. This does not include beneficial owners holding shares in “street” or “nominee” name.

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

(d) Equity Compensation Plan Information

The following table sets forth, as of September 30, 2009, (i) the number of securities to be issued upon the exercise of outstanding options, warrants and rights issued under our equity compensation plans, (ii) the weighted average exercise price of such options, warrants and rights, and (iii) the number of securities remaining available for future issuance under our equity compensation plans.  All outstanding options identified herein are governed by the terms of the Company’s 2005 Stock Incentive Plan.  As of September 30, 2009, there are 16,000,000 shares authorized and registered under the Company’s 2005 Stock Incentive Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan excluding (a) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	3,250,000	$0.35	4,740,191	(1)
Total	3,250,000	$0.35	4,740,191

The Company has registered (i) 261,444 shares on Form S-8 on June 14, 2004, (ii) 5,000,000 shares registered by the Company on Form S-8 on July 19, 2005, (iii) 3,000,000 shares registered by the Company on Form S-8 on October 18, 2007, and (iv) 8,000,000 shares registered by the Company on Form S-8 on August 21, 2009. Shares have been and may be issued from time to time to certain employees and consultants as compensation for services rendered to the Company. In the event of an issuance of common stock in lieu of salary the number of shares to be issued to the employee is to be equal to the amount to be paid in common stock divided by a purchase price to be not less than the most the most recent month’s average daily closing price.  In the event of an issuance of common stock in lieu of fees the number of shares to be issued to the consultant is to be equal to the amount to be paid in common stock divided by a purchase price to be not less than the most the most recent month’s average daily closing price subject to a subsequent adjustment for a price decline, if any, as compared to the following month’s average daily closing price.

(e) Recent Sales of Securities

During fiscal 2009, the Company issued 1,127,744 shares of its S-8 common stock pursuant to its 2005 Stock Incentive Plan for consulting services valued at $96,332.

During fiscal 2009, the Company issued 725,000 shares of common stock for $36,250 to shareholders for the exercise of warrants at $0.05 per share.

During fiscal 2009, the Company issued 1,637,356 shares of its S-8 common stock pursuant to its 2005 Stock Incentive Plan for severance benefits and compensation valued at $360,411.

ITEM 6.  SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements of the Company and notes thereto included elsewhere in the Annual Report. See “Financial Statements”.

Readers are cautioned that the following discussion contains certain forward-looking statements that involve risks, uncertainties and assumptions and should be read in conjunction with the “Cautionary Statement On Forward-Looking Statements” appearing at the beginning of this Annual Report.

Overview of Business

We have not generated any revenue from the production of gold or other metals since our inception, and historically have relied on equity and debt financings to finance our ongoing operations. We generated a net (loss) of $(953,501) for the year ended September 30, 2009, and a net (loss) of $(2,387,483) for the year ended September 30, 2008. To fund operational expenses in the fiscal years ended September 30, 2009 and 2008, we relied on proceeds from the exercise of warrants aggregating $214,075 and costs reimbursements on the Capitan project from Gold and Minerals aggregating $603,291 for the two years, and a private placement of common stock in fiscal year 2008 of $150,000.

We have a total accumulated deficit of $(17,962,968) at September 30, 2009. To continue as a going concern, we are dependent on continued fund raising. However, we have no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to us.

We are dependent on obtaining additional financing or equity placements to continue our exploration, metallurgical and recovery program efforts on the Capitan project. We have no current plans or arrangements for these additional capital requirements, and we anticipate that we will seek the additional financing scenarios during the first calendar quarter of 2010.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should we be unable to continue as a going concern, we may be unable to realize the carrying value of our assets and to meet our obligations as they become due.

Liquidity and Capital Resources

To address the going concern problem addressed in its financial statements, we will require raising additional working capital. We will also require additional working capital funds for continuing payments for the continued implementation of our business strategies referencing the Capitan project, necessary corporate personnel, and related general and administrative expenses.

As of September 30, 2009, we had $2,348 of cash on hand. We will be required to raise additional capital in equity or financing transactions in order to satisfy our expected cash expenditures. At September 30, 2009, based upon our current working capital utilization rate, we have working capital to fund one month of operations.

Historically we have not generated any revenues from operations and have generated interest income on a nominal basis. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

We anticipate a need for approximately $625,000 over the next 15 months in order to satisfy past obligations, pay corporate overhead costs, expand and complete the metallurgical and recovery programs and finalize the permitting process at the Capitan site. If we fail to procure adequate funding on acceptable terms, we may be required to reduce or eliminate substantially all business activities until such time as funding can be secured on a basis acceptable to us.

We can make no assurance, however, that we will be able to have access to the capital markets in the future, or that financing will be available on terms acceptable to satisfy our cash requirements. Our inability to access various capital markets or acceptable financing could have a material effect on our results of operations, deployment of our business strategies referencing the Capitan project and severely threaten our ability to operate as a going concern.

In the private placement that closed in October and November 2007, we issued 300,000 units, each consisting of one share of our common stock and one common stock purchase warrant for aggregate gross proceeds of $150,000.

In our fiscal year ended September 30, 2008, we raised $177,825 from the exercise of warrants.  Such warrants are callable at our option if (i) the closing sales price of our common stock is at or above $1.25 per share for a period of ten consecutive days, relating to some of the warrants, or $1.99 per share for a period of twenty consecutive days, relating to other warrants (each subject to adjustment as appropriate for stock splits, stock dividends, stock combinations, etc.) and (ii) the shares of common stock issuable upon exercise of the warrants are covered under an effective registration statement. In such an event, we must provide thirty days written notice of our exercise of such call right. In the event the warrant holder does not exercise the warrant within such thirty-day time period, the warrants are redeemable by us at a price per warrant share of $.001.

In our fiscal year ended September 30, 2009, we raised $36,250 from the exercise of warrants.  The Company modified the terms of 725,000 warrants previously granted. The exercise price of the warrants was reduced from $0.50 to $0.05. The modifications resulted in additional warrant expense of $15,457.

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

On July 19, 2007, we announced that we had submitted a Plan of Operation for continued exploration on a 2,000 acre parcel within our current approximate 3,000 acre El Capitan claim block near Capitan, New Mexico.

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

On July 14, 2008, we announced that we had entered into a Memorandum of Understanding with the USFS related to the permitting of 112 exploration drill holes planned on 2,000 acres of the El Capitan claims in Lincoln County, New Mexico. The action signals the initiation of the Federal Environmental Assessment (“EA”) permitting process. Based upon recent USFS EA completion timelines, we anticipate receipt of permits in the first calendar quarter of 2010, at which time exploration activity could resume.

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

Both companies had agreed to delay the filing of the Form S-4 until sufficient funding was raised to cover accrued and future Merger expenses. We had originally anticipated that the Merger would be complete by this point in time, however, it experienced numerous unexpected delays in the due diligence process; primarily related to obtaining current audited financial statements and documentation related to historical Gold and Minerals’ transactions. Preparation of these due diligence documents substantially increased the costs of the process for both parties. Gold and Minerals’ management has made every effort to provide us appropriate documentation and the Merger is moving forward since sufficient funding is now available. The management and Boards of both companies currently agree that primary use of such funds must be dedicated to furthering progress on the metallurgical and permitting tasks associated with the El Capitan precious metals project.

On September 16, 2008 we announced that both companies agreed to restart the merger process as Gold and Minerals had brought its joint venture account current.  Subsequently, Gold and Minerals’ joint venture account fell into arrears and the merger process was again delayed.  Part of arrearage from Gold and Minerals perspective and concern was due to the significant increase in administrative costs of the Company beginning in September 2008 and the continued decline of the market price of the Company’s stock.

On April 21, 2009, the current four Board members appointed three new members to the Company’s Board of Directors. Subsequent to their appointment, the current four Board members informed the Board of their resignations as directors of the Company effective on this date.

On April 30, 2009, the Board of Directors of the Company terminated the services of the Chief Executive Officer and the Chief Financial Officer. On this same date, the Directors appointed a new Chief Executive Officer and new Chief Financial Officer, both of whom were officers of the Company previously.

On September 18, 2009, Gold and Minerals gave a Notice of Termination to the Company referencing the Agreement and Plan of Merger, dated February 12, 2008, between the companies. The election to terminate was made pursuant to subparagraph (d) of Paragraph 10.1 of Article X of the Agreement. The main basis for the election to terminate was that the circumstances surrounding the Plan of Merger had changed since the execution of the Agreement. Upon completion of the metallurgical work, permitting and extraction process, and other current projects Gold and Minerals is currently working on,  it is the intent of Gold and Minerals to re-enter into a new Agreement and Plan of Merger based on the circumstances at the time of implementation of the Agreement.

Results of Operations - Fiscal year ended September 30, 2009 compared to fiscal year ended September 30, 2008.

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues in our fiscal year 2010, if ever.

We realized a net decrease in operating expenses of $1,547,911 from $2,501,610 for the year ended September 30, 2008 to $953,699 for the year ended September 30, 2009. The decrease is comprised mainly of decreases in professional fees of $129,370, officer compensation of $140,410, legal and accounting fees aggregating $91,814, exploration expenses of $166,343 warrant and option expenses of $906,831, a net change in asset dispositions of $62,766 and other general and administration of $96,002. These decreases were offset by an increase of $45,635 in administrative consulting fees.

Our net loss decreased for the fiscal year ended September 30, 2009 by $1,433,982, from $2,387,483 for the fiscal year ended September 30, 2008, to $953,501 for the current fiscal year ended September 30, 2009. The decrease in the net loss is mainly attributable to the decrease in operating expenses in the current fiscal year.

 Off-Balance Sheet Arrangements

During the year ended September 30, 2009, we did not engage in any transactions, agreements or contractual that constitutes off-balance sheet arrangements.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Note 2, “Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in our Form 10-K describe our significant accounting policies which are reviewed by management on a regular basis.

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

New Accounting Pronouncements

In July 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance relating to the “FASB Accounting Standards Codification” at FASB ASC 105, as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The codification is effective for interim periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB ASC 105. All other accounting literature not included in the Codification is non-authoritative. The adoption of FASB ASC 105 did not impact the Company’s results of operations, financial position or cash flows.

In May 2009, the FASB issued FASB ASC 855. FASB ASC 855 incorporates accounting and disclosure requirements related to subsequent events into U.S. GAAP. The requirements of FASB ASC 855 for subsequent-events accounting and disclosure are not significantly different from those in existing auditing standards, which the Company has historically followed for financial reporting purposes. As a result, we do not believe this standard had any material impact on its financial statements. El Capitan has evaluated subsequent events through the date of issuance of these consolidated financial statements, which is December 29, 2009.

In September 2006, the FASB issued FASB ASC 820, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This pronouncement applies to other standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. The provisions of FASB ASC 820 are effective for El Capitan during the year ending September 30, 2009. The adoption of this pronouncement did not have an immediate impact on our operating results, financial position or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

ITEM 7A. QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	19

Consolidated Balance Sheets - September 30, 2009 and September 30, 2008	20

Consolidated Statements of Expenses – Years ended September 30, 2009 and 2008 and for the period from July 26, 2002 (inception) through September 30, 2009	21

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) - period from July 26, 2002, (inception) through September 30, 2009	22

Consolidated Statements of Cash Flows - Years ended September 30, 2009 and 2008 and for the period from July 26, 2002 (inception) through September 30, 2009	25

Notes to Consolidated Financial Statements	27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of El Capitan Precious Metals, Inc.
(An Exploration Stage Company)
Scottsdale, AZ

We have audited the accompanying consolidated balance sheets of El Capitan Precious Metals, Inc. and Subsidiary (an exploration stage company) (the “Company”) as of September 30, 2009 and 2008, and the related consolidated statements of expenses, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from July 26, 2002 (inception of exploration stage) to September 30, 2009. The consolidated financial statements for the period from July 26, 2002 (inception of exploration stage) through September 30, 2006 were audited by other auditors whose reports expressed unqualified opinions on those statements. The consolidated financial statements for the period from July 26, 2002 (inception of exploration stage) through September 30, 2006, include total revenues and net loss of $0 and $10,184,209 respectively. Our opinion on the consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the period from July 26, 2002 (inception of exploration stage) through September 30, 2009, insofar as it relates to amounts for prior periods through September 30, 2006, is based solely on the report of other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2009 and 2008 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that El Capitan Precious Metals, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  MaloneBailey, LLP

www.malonebailey.com
Houston, Texas

December 29, 2009

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30,
	2009	2008
ASSETS
CURRENT ASSETS :
Cash	$2,348	$32,456
Miscellaneous receivable	—	2,472
Prepaid expenses	26,189	40,643
Due from affiliated company	—	49,370
Total Current Assets	28,537	124,941

Furniture and equipment net of accumulated depreciation of $23,495 and $20,599, respectively	8,677	18,556
Investment in El Capitan, Limited	788,808	788,808
Deposits	22,440	27,638
Total Assets	$848,462	$959,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$144,494	$68,499
Accrued liabilities	357,711	45,000
Interest payable	48,111	49,750
Due to affiliated company	47,061	—
Short term debt	7,913	27,362
Total Current Liabilities	605,290	190,611

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 88,587,369 and 86,172,125 issued and outstanding, respectively	88,587	86,172
Additional paid-in capital	18,117,553	17,692,627
Deficit accumulated during the exploration stage	(17,962,968)	(17,009,467)
Total Stockholders’ Equity	243,172	769,332
Total Liabilities Stockholders’ Equity	$848,462	$959,943

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES

	Year Ended September 30,		July 26, 2002 (Inception) Through September 30,
	2009	2008	2009 (Unaudited)
OPERATING EXPENSES:
Professional fees	$50,247	$179,617	$3,250,745
Officer compensation expense	315,000	455,410	2,863,833
Administrative consulting fees	45,635	—	1,129,510
Management fees, related parties	—	—	320,500
Legal and accounting fees	140,399	232,213	1,250,055
Exploration expenses	85,663	252,006	2,294,587
Warrant and option expenses	249,759	1,156,590	4,076,578
Other general and administrative	86,622	182,624	1,159,504
(Gain) loss on asset dispositions	(19,626)	43,150	34,733
Total Operating Expenses	953,699	2,501,610	16,380,045
LOSS FROM OPERATIONS	(953,699)	(2,501,610)	(16,380,045)

OTHER INCOME (EXPENSE):
Interest income	35	555	36,250
Forgiveness of debt	1,639	113,575	115,214
Interest expense:
Related parties	—	—	(68,806)
Other	(1,476)	(3)	(308,286)
Expenses associated with debt issuance and conversion	—	—	(225,207)
Accretion of notes payable discounts	—	—	(1,132,088)
Total Other Income (Expense)	198	114,127	(1,582,923)

NET LOSS	$(953,501)	$(2,387,483)	$(17,962,968)

Basic and diluted net loss per common share	$(0.01)	$(0.03)

Weighted average number of common shares outstanding	88,004,276	82,234,030

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
July 26, 2002 (Inception) to September 30, 2009

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid in Capital	Deficit Accumulated During The Exploration Stage	Total
Initial Issuance of Common Stock	3,315,000	$3,315	—	$(3,306)	$—	$9
Net loss	—	—	—	-	(21,577)	(21,577)
	3,315,000	$3,315	$—	$(3,306)	$(21,577)	$(21,568)

Issuance of common stock to Gold and Minerals Company, Inc. in connection with purchase of interests in assets of El Capitan, Ltd. In November 2002	35,685,000	35,685	—	(35,663)	—	22
Acquisition of DML Services on March 17, 2003	6,720,000	6,720	—	(56,720)	—	(50,000)
Common stock issued for interest expense related to a note payable	525,000	525	—	16,975	—	17,500
Common stock and warrants issued for services	150,000	150	—	188,850	—	189,000
Common stock issued for compensation	2,114,280	2,115	—	847,885	—	850,000
Issuance of common stock to Gold and Minerals Company, Inc. in connection with purchase of COD property in August 2003, $0.00 per share	3,600,000	3,600	—	(3,600)	—	-
Net loss	—	—	—	-	(1,561,669)	(1,561,669)
Balances at September 30, 2003 (Unaudited)	52,109,280	$52,110	$—	$954,421	$(1,583,246)	$(576,715)

Cost associated with warrants and options issued	—	—	—	108,000	—	108,000
Common stock issued for compensation	3,650,164	3,650	—	516,350	—	520,000
Common stock issued for services and expenses	2,082,234	2,083	—	393,682	—	395,765
Common stock issue for notes payable	1,827,938	1,827	—	381,173	—	383,000
Beneficial conversion of notes payable	—	—	—	75,000	—	75,000
Common stock issued for acquisition of Weaver property interest in July 2004	3,000,000	3,000	—	(3,000)	—	-
Stock subscriptions	—	—	50,000	-	—	50,000
Net loss	—	—	—	-	(1,314,320)	(1,314,320)
Balances at September 30, 2004 (Unaudited)	62,669,616	$62,670	$50,000	$2,425,626	$(2,897,566)	$(359,270)

Subscribed stock issued	200,000	200	(50,000)	49,800	—	-
Common stock issued for services	2,290,557	2,290	—	1,254,245	—	1,256,535
Common stock sold in private placement	3,865,000	3,865	—	1,785,272	—	1,789,137
Common stock issued for notes payable	383,576	384	—	153,042	—	153,426
Beneficial conversion of notes payable	—	—	—	21,635	—	21,635
Cost associated with warrants and options issued	—	—	—	149,004	—	149,004
Discounts on notes payable	—	—	—	113,448	—	113,448
Net loss	—	—	—	-	(3,244,841)	(3,244,841)
Balances at September 30, 2005 (Unaudited)	69,408,749	$69,409	$—	$5,952,072	$(6,142,407)	$(120,926)

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
July 26, 2002 (Inception) to September 30, 2009

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid in Capital	Deficit Accumulated During The Exploration Stage	Total
Common stock issued for services	310,000	310	—	274,690	—	275,000
Common stock sold in private placement	2,189,697	2,190	—	1,158,775	—	1,160,965
Common stock issued for notes payable	2,124,726	2,125	—	1,147,875	—	1,150,000
Beneficial conversion of note payable	—	—	—	128,572	—	128,572
Discounts on issuance of convertible notes payable	—	—	—	1,018,640	—	1,018,640
Costs associated with warrants and options issued	—	—	—	163,750	—	163,750
Common stock issued for exercise of options and warrants	498,825	499	—	256,251	—	256,750
Common stock issued for compensation	364,912	364	—	286,772	—	287,136
Provision for deferred income tax related to	—	—	—	(80,322)	-	(80,322)
Net loss	—	—	—	—	(4,041,802)	(4,041,802)
Balances at September 30, 2006 (Unaudited)	74,896,909	$74,897	$—	$10,307,075	$(10,184,209)	$197,763

Stock issued for conversion of notes payable	1,500,000	1,500	—	748,500	—	750,000
Common stock sold in private placement	50,000	50	—	24,950	—	25,000
Common stock sold by the exercise of warrants and options	2,258,000	2,258	—	1,121,742	—	1,124,000
Common stock issued for compensation	966,994	968	—	604,583	—	605,551
Reverse provision for deferred income tax related to timing difference on debt discount	—	—	—	80,322	—	80,322
Common stock issued for services	80,216	81	—	52,325	—	52,406
Cost associated with issuance of warrants and options	—	—	—	2,249,475	—	2,249,475
Net loss	—	—	—	—	(4,437,775)	(4,437,775)
Balances at September 30, 2007	79,752,119	$79,754	$—	$15,188,972	$(14,621,984)	$646,742

Common stock sold in private placement	300,000	300	—	149,700	—	150,000
Common stock issued for exercise of cashless warrants	12,000	12	—	(12)	—	—
Common stock sold by the exercise of warrants and options	1,257,500	1,257	—	176,568	—	177,825
Common stock issued for compensation	1,637,356	1,637	—	358,774	—	360,411
Common stock issued for services	3,213,150	3,212	—	662,035	—	665,247
Warrant and option expense	—	—	—	1,156,590	—	1,156,590
Net loss	—	—	—	—	(2,387,483)	(2,387,483)
Balances at September 30, 2008	86,172,125	$86,172	$—	$17,692,627	$(17,009,467)	$769,332

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
July 26, 2002 (Inception) to September 30, 2009

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid in Capital	Deficit Accumulated During The Exploration Stage	Total
Common stock issued for services	1,127,744	1,127	—	95,205	—	96,332
Common stock sold by the exercise of warrants & options	725,000	725	—	35,525	—	36,250
Common stock issued for compensation	562,500	563	—	44,437	—	45,000
Warrant and option expense	—	—	—	249,759	—	249,759
Net loss	—	—	—	-	(953,501)	(953,501)
Balances at September 30, 2009	88,587,369	$88,587	$—	$18,117,553	$(17,962,968)	$243,172

The accompanying notes are an integral part of these consolidated financial statements

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,		July 26, 2002 (Inception) Through September 30,
	2009	2008	2009 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(953,501)	$(2,387,483)	$(17,962,968)

Adjustments to reconcile net (loss) to net cash used in operating activities
Warrant and option expense	249,759	1,156,590	4,076,578
Beneficial conversion feature of notes payable	—	—	225,207
Non-cash expense with affiliate	—	—	7,801
Share-based compensation	141,332	1,025,658	5,598,383
Accretion of discount on notes payable	—	—	1,132,088
(Gain) loss on sale of fixed assets	(19,627)	43,150	34,733
Forgiveness of debt	(1,639)	—	(115,214)
Provision for uncollectible note receivable	—	—	62,500
Depreciation	7,515	15,950	68,894
Changes in operating assets and liabilities:
Miscellaneous receivable	2,472	8,096	4,863
Interest receivable	—	—	(13,611)
Prepaid expenses and other current assets	14,454	2,415	(28,662)
Expense advances on behalf of affiliated company	96,431	22,900	(515,929)
Accounts payable	75,995	(267,519)	138,764
Accounts payable - Related Party	—	(12,489)	364
Accrued liabilities	314,702	7,669	490,229
Interest payable, other	—	—	49,750
Net Cash (Used in) Operations	(72,107)	(385,063)	(6,746,230)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property interest	—	—	(100,000)
Purchase of furniture and equipment	—	(1,396)	(148,140)
Sale of fixed assets	20,000	—	32,001
Deposits	5,198	3,470	(22,440)
Issuance of notes receivable	—	—	(249,430)
Payments received on notes receivable	—	—	66,930
Cash paid in connection with acquisition of DLM Services, Inc.	—	—	(50,000)
Net Cash Provided by (Used in) Financing Activities	25,198	2,074	(471,079)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	—	150,000	3,456,606
Costs associated with the sale of stock	—	—	(19,363)
Proceeds from notes payable, related parties	—	—	219,900
Proceeds from warrant exercise	36,250	177,825	1,338,075
Proceeds from notes payable, other	—	—	2,322,300
Increase in finance contracts	13,299	49,651	117,479
Repayment of notes payable, related parties	—	—	(61,900)
Payments on finance contracts	(32,748)	(52,360)	(109,566)
Repayment of notes payable, other	—	—	(43,874)
Net Cash Provided by Financing Activities	16,801	325,116	7,219,657

NET (DECREASE) INCEASE IN CASH AND CASH EQUIVALENTS	(30,108)	(57,873)	2,348

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	32,456	90,329	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,348	$32,456	$2,348

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,		July 26, 2002 (Inception) Through September 30,
	2009	2008	2009 (Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION :
Cash paid for interest	$1,307	$2,503	$172,463

Cash paid for income taxes	—	—	—

NON-CASH INVESTING AND FINANCING ACTIVITIES :

Fixed assets disposed for accrued liabilities	$1,991	—	$1,991

Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of interest in of El Capitan, Limited.	—	—	$8

Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of the COD property	—	—	$3,600

Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of the Weaver property	—	—	$3,000

Net non-cash advances from affiliated company	—	—	$562,990

Notes payable and accrued interest converted to equity	—	—	$2,495,544

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

The transaction was recorded as a reverse acquisition based on factors demonstrating that El Capitan constituted the accounting acquirer. The shareholders of El Capitan received 85% of the post-acquisition outstanding common stock of DML. In addition, post-acquisition management personnel and the sole board member of El Capitan consisted of individuals previously holding positions with El Capitan. The historical stockholders’ equity of El Capitan prior to the exchange was retroactively restated (a recapitalization) for the equivalent number of shares received in the exchange after giving effect to any differences in the par value of the DML and El Capitan common stock, with an offset to additional paid-in capital. The restated consolidated deficit accumulated during the development stage of the accounting acquirer (El Capitan) has been carried forward after the exchange.

El Capitan is in the exploration stage and since inception, has completed certain acquisitions and transactions (Note 2), but has not had any revenue producing operations.

Principals of Consolidation

The consolidated financial statements include the accounts of El Capitan Precious Metals, Inc. and its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

El Capitan considers those short-term, highly liquid investments with maturities of three months or less as cash and cash equivalents. At times, cash in banks may be in excess of the FDIC limits.

Management Estimates and Assumptions

The preparation of El Capitan’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from these estimates.

Fair Value of Financial Instruments

The fair values of El Capitan’s financial instruments include cash, investments, accounts payable, accrued expenses and notes payable approximate their carrying amounts because of the short maturities of these instruments or because of restrictions.

Furniture and Equipment

Furniture and equipment are stated at cost. Depreciation is calculated for financial statements using the straight-line basis over the estimated useful lives as follows:

Office furniture and equipment	3-10 years
Mine equipment	7 years

Depreciation expense for the years ended September 30, 2009 and 2008 was $7,515 and $15,950, respectively.

Net Income (Loss) Per Share

FASB ASC 260 requires dual presentation of basic and diluted earnings or loss per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents and is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects potential dilution. These dilutive securities are not considered in the calculation, as the impact of the potential shares would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

Stock-Based Compensation

FASB ASC 718 requires companies to measure all stock compensation awards using a fair value method and recognize the related compensation cost in its financial statements. Beginning with El Capitan’s quarterly period that began on October 1, 2006, El Capitan adopted the provisions of FASB ASC 718 and expenses the fair value of employee stock options and similar awards in the financial statements.

El Capitan recognized stock-based employee compensation aggregating $249,761 and $1,156,590 for common stock options issued to employees during the years ended September 30, 2009 and September 30, 2008, respectively.

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for all grants, expected life of options using the Simplified Method, expected volatility based on historical trends, a risk-free interest rate using the appropriate term U.S. Treasury rate, and a zero percent (0%) dividend yield. Transactions in equity instruments with non-employees for goods and services are accounted for in accordance with FASB ASC 505-50.

Impairment of Long-Lived Assets

Management assesses the carrying value of long-lived assets for impairment when circumstances indicate such amounts may not be recoverable from future operations. Generally, assets to be held and used are considered impaired if the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. During the years ended September 30, 2009 and 2008 no impairment of long-lived assets was recorded.

Mineral Property Costs

Mineral property exploration costs are expensed as incurred until such time as economic reserves are quantified. To date El Capitan has not established any proven or probable reserves on its mineral properties. El Capitan has capitalized $788,808 of mineral property acquisition costs reflecting its investment in El Capitan, Limited.

Income Taxes

El Capitan computes deferred income taxes under the asset and liability method prescribed by FASB ASC 740. Under this method, deferred tax assets and liabilities are recognized for temporary differences between the financial statement amounts and the tax basis of certain assets and liabilities by applying statutory rates in effect when the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.

Recently Issued Accounting Pronouncements

In July 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance relating to the “FASB Accounting Standards Codification” at FASB ASC 105, as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The codification is effective for interim periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB ASC 105. All other accounting literature not included in the Codification is non-authoritative. The adoption of FASB ASC 105 did not impact El Capitan’s results of operations, financial position or cash flows.

In May 2009, the FASB issued FASB ASC 855. FASB ASC 855 incorporates accounting and disclosure requirements related to subsequent events into U.S. GAAP. The requirements of FASB ASC 855 for subsequent-events accounting and disclosure are not significantly different from those in existing auditing standards, which El Capitan has historically followed for financial reporting purposes. As a result, El Capitan does not believe this standard had any material impact on its financial statements. El Capitan has evaluated subsequent events through the date of issuance of these consolidated financial statements, which is December 29, 2009.

 In September 2006, the FASB issued FASB ASC 820, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This pronouncement applies to other standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. The provisions of FASB ASC 820 are effective for El Capitan during the year ending September 30, 2009. The adoption of this pronouncement did not have an immediate impact on the operating results, financial position or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on El Capitan’s present or future consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming El Capitan will continue as going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. El Capitan is an exploration stage company and as of September 30, 2009, and has incurred recurring losses aggregating $17,962,968 accumulated during the exploration stage. El Capitan is an exploration stage company and since its inception has had no revenues.  In addition, El Capitan does not have a revolving credit facility with any financial institution. These factors raise substantial doubt about El Capitan’s ability to continue as a going concern. The ability of El Capitan to continue as a going concern is dependent on raising additional capital, negotiating adequate financing arrangements and on achieving sufficiently profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should El Capitan be unable to continue as a going concern.

El Capitan intends to continue to pursue its cash requirements over the next fiscal year through a combination of financing activities and prior to cash flow generated through operations. In each of September 2006, October 2007 and November 2007 El Capitan placed a private placement of securities. In September 2007, El Capitan exercised its call option on certain warrants which realized $45,000 in proceeds.  During the year ended September 30, 2008, El Capitan exercised certain warrants which realized approximately $178,000 in proceeds and received proceeds from private placements aggregating $150,000. During the year ended September 30, 2009,  El Capitan received proceeds from the exercise of warrants aggregating $36,250 and received payments on account and advances from Gold & Minerals Company, Inc. (“Minerals”) aggregating $123,276. During El Capitan’s 2010 fiscal year, El Capitan anticipates raising working capital through “Minerals”, convertible debt and potential private placements, depending on the market conditions. The working capital funds will be utilized to continue the research on an economically viable alternative extraction processes, complete the permitting on the Capitan site and continue the assay process of various ore samples. . El Capitan will continue to evaluate business opportunities such as joint venture processing agreements with the objective of creating cash flow to sustain El Capitan and provide a source of funds for growth. There are no assurances of success in this regard or in El Capitan’s ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If management’s plans are not successful, operations and liquidity may be adversely impacted.

Given El Capitan’s limiting operating history, lack of revenue, and recurring operating losses, there can be no assurance that El Capitan will be able to achieve or maintain profitability or existence. Accordingly, these factors raise substantial doubt about El Capitan’s ability to continue as a going concern.

NOTE 3 - ACQUISITIONS AND DIVESTITURES

Acquisition of El Capitan Property from Gold and Minerals Company, Inc .

In October 2003, El Capitan completed the acquisition of a 40% equity interest in El Capitan, Limited (“ECL”), an Arizona corporation, which prior to the transaction was a wholly-owned subsidiary of Gold and Minerals Company, Inc. (“Minerals”), a Nevada corporation. Minerals may be considered affiliated with El Capitan in that it is a shareholder of El Capitan. Minerals is involved in the exploration and testing of potential mineral properties. Consideration for the acquisition consisted of the issuance of 30,225,000 shares of El Capitan’s common stock to Minerals (which occurred in November 2002, and which constituted a 77.5% equity ownership in El Capitan prior to the reverse acquisition) and $100,000 cash, of which $86,000 was paid through September 30, 2003, and $14,000 was paid in October 2003. Minerals retained the remaining 60% ownership in ECL.

During the quarter ended December 31, 2005, ECL finalized the purchase of four patented mining claims, constituting approximately 77.5 acres in aggregate, located in Lincoln County, New Mexico. The purchased claims are located on the property, which is owned by ECL. In consideration for the claims, ECL transferred 2,100,000 shares of El Capitan’s common stock owned by Minerals. Pursuant to an agreement between ECL and the selling parties, the stock was valued at $0.82 per share, the market value of the stock on November 11, 2005.

The assets of ECL primarily consist of the El Capitan property, an inactive iron and related mineral property located in New Mexico. At September 30, 2009, the property contained four patented claims and 140 unpatented claims encompassing approximately 3,000 acres in the Capitan Mountains in Lincoln County, New Mexico. The property has no proven reserves.

El Capitan accounts for its 40% interest in ECL using equity method of accounting. During the years ended September 30, 2009 and 2008, El Capitan has no equity earnings in ECL.

Purchase of Mining Claims from Minerals

In August 2003, El Capitan acquired from Minerals certain mining claims granted by the United States Bureau of Land Management, buildings and personal property known as the COD property located near Kingman, Arizona. The COD property is an inactive underground mineral property consisting of thirteen mining claims as well as various outbuildings and other associated personal property. In consideration for the purchase, we issued 3,600,000 shares of El Capitan’s common stock to Minerals, having a market value on the date of the transaction of approximately $1,440,000. Because the COD property was acquired from El Capitan’s then controlling stockholder in exchange for El Capitan’s common stock, and Minerals had no economic monetary basis in the property, the transaction was accounted for as a non-monetary exchange and the COD property was recorded, in accordance with Generally Accepted Accounting Principles (GAAP), at no value on El Capitan’s consolidated financial statements.

Sale of 80% of Mining Claims and Joint Venture

In May 2004, El Capitan executed a joint venture agreement with U.S. Canadian Minerals, Inc. (“US Canadian”), a publicly-traded Nevada company (Pink Sheets; USCA.PK), to explore the COD property, including the recovery of gold and silver from the tailings of the COD site. The joint venture is to operate under the name “CanEl” until May 2020, unless terminated earlier pursuant to the terms of the joint venture agreement. Under terms of the agreement, El Capitan was required to transfer to US Canadian an 80% interest in the COD property in exchange for 720,000 shares of US Canadian common stock. Pursuant to a stock split affected by U.S. Canadian, we subsequently held 2,160,000 shares of the U.S. Canadian stock.  As of October 9, 2007 U.S. Canadian announced a 50 to 1 reverse split of its common stock which reduced the number of shares held to 43,200.  On the date of the original transaction, shares of unrestricted freely trading US Canadian common stock traded at $2.85 per share, or as adjusted for the split, at $0.95 per share.

The U.S. Canadian common stock was restricted with respect to sale until May 2005. U.S. Canadian’s common stock is currently traded on the Pink Sheets under USCN.PK and closed at $0.99 per share on September 30, 2009. As at September 30, 2009, El Capitan has ascribed a zero value to these shares due to market conditions for the security and a corresponding zero value to the carrying value of the deferred gain liability account

Acquisition of Weaver Mining Claims

In July 2004, El Capitan acquired from Minerals the Weaver property located near Congress, Arizona. Consideration for this purchase was 3,000,000 shares of our common stock, which had a market value of $400,000 on the closing date. At the time the Weaver property was acquired from a controlling stockholder of El Capitan in exchange for El Capitan’s common stock, Minerals had no economic monetary basis in the property. Accordingly, the transaction was accounted for as a non-monetary exchange and the Weaver property was recorded at no value on El Capitan’s consolidated financial statements and was done in accordance with current GAAP.

During the fiscal year ended September 30, 2009, El Capitan sold the Weaver property to a non-affiliated entity for $20,000.

NOTE 4 - INVESTMENTS IN US CANADIAN

On September 30, 2009, El Capitan owned 43,200 shares of U.S. Canadian common stock. El Capitan valued the shares at $0.00 per share, due to market conditions for this stock.  El Capitan has a residual involvement related to the COD property and accordingly no gain on the sale is recognized and any future increase in market value of the securities, the increase in value will create a deferred gain liability account in accordance with current GAAP.

NOTE 5 - RELATED PARTY TRANSACTIONS

 Due to Affiliated Company

During the period October 2004 through September 2009, El Capitan made net payments on behalf of Minerals aggregating to $2,478,099 relating to costs incurred by El Capitan, Limited (“ECL”) on the El Capitan property site. Pursuant to an agreement with Minerals effective October 1, 2004, costs incurred by ECL at the El Capitan site are to be split between the companies in accordance with their percentage ownership interest. El Capitan holds a 40% equity interest in ECL, and Minerals holds the remaining 60% equity interest. Through September 30, 2009, Minerals has reimbursed or advanced El Capitan $2,525,160 of the incurred site costs.

At September 30, 2009, El Capitan owed Minerals $47,061.

Employment Agreements

El Capitan issued to Mr. Pavlich, President and CEO, on April 6, 2007, 250,000 shares of El Capitan’s common stock in payment of Mr. Pavlich’s compensation for the remainder of calendar year 2007, valued on the date of grant at $0.70 per share. Additionally, on April 6, 2007, Mr. Pavlich was granted an option to purchase 2,500,000 shares of El Capitan’s common stock at an exercise price of $0.70 per share, the fair market value of El Capitan’s stock on the date of grant. On March 31, 2008, the board of directors amended the employment agreement to have a minimum monthly value of $12,500, payable in El Capitan’s common stock. On September 9, 2008, the agreement was amended by the board of directors to incorporate a monthly cash compensation of $25,000. Additionally, on September 9, 2008 the April 6, 2007 stock option was cancelled and Mr. Pavlich was granted an option to purchase 2,500,000 of El Capitan’s common stock at an exercise price of $0.14 per share, the fair market value of El Capitan’s stock the date of the grant.  The option vests in four equal installments with the first tranche vesting immediately. On April 30, 2009 a new board of directors terminated the services of Mr. Pavlich.

Effective May 7, 2007, El Capitan appointed R. William Wilson as its Chief Financial Officer.  On May 4, 2007, El Capitan entered into an employment agreement with Mr. Wilson relating to his service as Chief Financial Officer.  Additionally, the Agreement provided for the issuance to Mr. Wilson of a stock option to purchase 1,000,000 shares of El Capitan’s common stock at an exercise price of $0.50, the closing price of El Capitan’s common stock on May 7, 2007, the date on which Mr. Wilson commenced employment. On March 31, 2008, the board of directors amended the employment agreement to have a minimum monthly value of $12,500 from $10,000. On September 9, 2008, the agreement was amended to incorporate a monthly cash compensation of $20,000, which may be paid in Company stock subject to mutual agreement. Additionally, on September 9, 2008 the May 7, 2007 stock option was cancelled and Mr. Wilson was granted an option to purchase 1,000,000 of El Capitan’s common stock at an exercise price of $0.14 per share, the fair market value of El Capitan’s stock the date of the grant.  The option vests in four equal installments with the first tranche vesting immediately. On April 30, 2009 a new board of directors terminated the services of Mr. Wilson.

Consulting Agreements

On October 1, 2007, El Capitan entered into a consulting agreement with Charles C. Mottley. Pursuant to the consulting agreement, Mr. Mottley has agreed to provide various services on a consulting basis, including strategic advisory services and corporate financial planning. In consideration for his services, El Capitan is required to pay Mr. Mottley a consulting fee in the aggregate amount of $300,000 consisting of a one-time payment of $25,000 and monthly installments thereafter, the amount of such monthly payments to be dependent upon the cash availability of El Capitan.  This agreement was terminated in June 2008 in exchange for 445,833 shares of El Capitan’s unregistered common stock, with a fair market value of $0.10 per share on the date of issue, and other assets with a value of approximately $6,000.  During the term of this agreement Mr. Mottley received $32,500 in cash payments.

Effective May 1 and July 1, 2009, El Capitan has informal arrangements with two individuals, both of whom are officers and/or directors of El Capitan, pursuant to which such individuals serve as support staff for the functioning of the home office and all related corporate activities and projects.  There are no written agreements with these individuals, and El Capitan currently pays an aggregate amount approximating $11,500 per month to these individuals for their services and related corporate expenses. One individual receives $6,000 a month which is paid by and allocated from Minerals. Total management fees expensed under these informal agreements for the year ended September 30, 2009 was $45,635.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

El Capitan signed a two year lease for office space in Scottsdale, Arizona, effective November 1, 2004 and extended it for a further two years on October 5, 2006. The lease requires monthly payments of $4,055 for October 2007 and $4,217 thereafter through October 2008, plus taxes and tenant charges.

 In June 2007, El Capitan relocated its corporate office to Reno, Nevada and entered into a one year lease for office space and renewed the lease for an additional year in May 2008. The lease required a monthly payment of $918 and expired on May 31, 2009. In May 2009, El Capitan relocated its corporate back to Scottsdale, Arizona and is utilizing office space contributed by an officer of El Capitan.

For the years ended September 30, 2009 and 2008, rent expense was $8,384 and $23,676, respectively.

NOTE 7 - INCOME TAXES

El Capitan has incurred no income taxes during the period from July 26, 2002 (inception) through September 30, 2009. The calculated tax deferred benefit at September 30, 2009 and 2008 is based on a Federal statutory income tax rate of 34% applied to the loss before provision for income taxes.

The following table accounts for the differences between the actual income tax benefit and amounts computed for the years ended September 30:

	Year Ended September 30,
	2009	2008
Tax benefit at the federal statutory rate	$130,257	$811,165
Increase in valuation allowance	(130,257)	(811,165)
Income tax benefit (expense)	$—	$—

The components of the deferred tax asset and deferred tax liability at September 30 are as follows:

	Year Ended September 30,
	2008	2008
Deferred tax assets	$5,525,201	$5,394,944
Valuation allowance	(5,525,201)	(5,394,994)
Net deferred tax asset after valuation allowance	$—	$—

A valuation allowance has been provided to reduce the net deferred tax asset, as management determined that it is more likely than not that the deferred tax assets will not be realized.

At September 30, 2009 and 2008, El Capitan has net operating loss carry forwards for Federal income tax purposes approximating $12,411,000 and $12,028,000 respectively. These losses expire in varying amounts between September 30, 2023 and September 30, 2029.

At September 30, 2009 and 2008, El Capitan has State net operating loss carry forwards for State income tax purposes approximating $8,416,000 and $9,238,000 respectively. These losses expire in varying amounts between September 30, 2010 and September 30, 2014.

NOTE 8 - 2005 STOCK INCENTIVE PLAN

On June 2, 2005, the Board of Directors adopted El Capitan’s 2005 Stock Incentive Plan which reserved 8,000,000 shares for issuance under the Plan out of the authorized and unissued shares of par value $0.001 common stock of El Capitan. On July 8, 2005, the Board of Directors authorized El Capitan to take the steps necessary to register the Plan shares under a registration statement on Form S-8. On July 19, 2005, the Form S-8 was filed with the SEC for 5,000,000 shares. On October 18, 2007, Form S-8 was filed with the SEC for registering the remaining 3,000,000 shares.  On July 30, 2008, the Board of Directors increased the number of share of El Capitan’s common stock authorized for issuance under this plan to 16,000,000 shares. On August 21, 2009, Form S-8 was filed with the SEC to register the remaining 8,000,000 shares authorized under the plan.

NOTE 9 - STOCKHOLDERS’ EQUITY

Issuances of Common Stock, Warrants and Options

Common Stock

During fiscal 2009, El Capitan issued 1,127,744 shares of its S-8 common stock pursuant to its 2005 Stock Incentive Plan for consulting services valued at $96,312.

During fiscal 2009, El Capitan issued 725,000 shares of common stock for $36,250 to shareholders for the exercise of warrants at $0.05 per share.

During fiscal 2009, El Capitan issued 562,500 shares of its S-8 common stock pursuant to its 2005 Stock Incentive Plan for severance benefits and compensation valued at $45,000.

During fiscal 2008, El Capitan sold 300,000 restricted common shares to accredited investors pursuant to a private placement of securities under Section 4(2) and Rule 506 promulgated under the Securities Act, for $150,000. The shares were sold along with 300,000 common stock warrants with a term of 2 years and an exercise price of $0.60 per share.

During fiscal 2008, El Capitan issued 12,000 restricted common shares for the cashless exercise of warrants.

During fiscal 2008, El Capitan issued 1,257,500 shares of common stock for $177,825 to shareholders for the exercise of warrants at prices from $0.11 to $0.44 per share.

During fiscal 2008, El Capitan issued 1,637,356 shares of its S-8 common stock pursuant to its 2005 Stock Incentive Plan for severance benefits and compensation valued at $360,411.

During fiscal 2008, El Capitan issued 3,213,150 shares of its S-8 common stock pursuant to its 2005 Stock Incentive Plan for consulting services valued at $665,247.

In November 2006, El Capitan issued 1,500,000 shares of common stock at $0.50 per share pursuant to the terms of conversion of a convertible note payable of $750,000.

In October 2006, El Capitan sold 50,000 restricted common shares to an accredited investor pursuant to a private placement of securities under Section 4(2) and Rule 506 promulgated under the Securities Act, for $25,000.

During quarter ended December 31, 2006, El Capitan issued 2,090,000 shares of common stock for $1,045,000 to shareholders on the exercise of warrants at $0.50 per share. The warrant conversions, pursuant to a Written Action of the Board of Directors on September 29, 2006, also provided for each share of common stock issued under the warrant conversion, a two-year warrant to purchase one share of common stock at an exercise price of $1.37 per share. The warrants are callable under certain circumstances.

During fiscal 2007, El Capitan issued 168,000 shares of restricted common stock for $79,000 to shareholders for the exercise of warrants at $0.50 per share

During fiscal 2007, El Capitan issued 966,994 shares of its S-8 common stock pursuant to its 2005 Stock Incentive Plan for severance benefits and compensation valued at $605,551.

During fiscal 2007, El Capitan issued 80,216 shares of its S-8 common stock pursuant to its 2005 Stock Incentive Plan for consulting services valued at $52,406.

During the year ended September 30, 2006, El Capitan issued 310,000 common shares value at $275,000 for services, sold 2,189,697 shares of common stock in a private placement for $1,160,965, issued 2,124,726 shares of common stock for payment of notes payable of $1,150,000, issued 498,825 shares of common stock for the exercise of options and warrants aggregating $256,750, and issued 364,912 shares of common stock valued at $287,136 for compensation.

During the year ended September 30, 2005, El Capitan issued 200,000 shares of common stock as subscribed stock at a value of $50,000, issued 2,290,557 shares of common stock valued at $1,256,535 for services, sold 3,865,000 shares of common stock in a private placement for $1,789,137, and issued 383,576 shares of common stock for payment of notes payable aggregating $153,426.

During the year ended September 30, 2004, El Capitan issued 3,650,164 shares of common stock valued at $520,000 for compensation, issued 2,082,234 shares of common stock valued at $395,765 for services and expenses, issued 1,827,938 shares of common stock for payment of notes payable of $383,000, and issued 3,000,000 shares of common stock in connection with the purchase of the Weaver property.

During the year ended September 30, 2003, El Capitan issued 35,685,000 shares of common stock to Gold and Minerals Company, Inc., for the purchase of a 40% interest in El Capitan, Limited, and issued 6,720,000 shares of common stock in connection with the acquisition of DML Services. In addition, El Capitan issued and 525,000 shares of common stock valued at $17,500 for interest expense related to a note payable, issued 150,000 shares of common stock valued at $189,000 for services, issued 2,114,280 shares of common stock valued at $850,000 for compensation, and 3,600,000 shares of common stock to Gold and Minerals Company, Inc. in connection with the purchase of the COD property

During the year ended September 30, 2002, El Capitan issued 3,315,000 common shares at its initial issuance.

Warrants

During fiscal 2008, El Capitan granted 300,000 common stock warrants along with 300,000 common shares for $150,000. The warrants have terms of 2 years and are exercisable at $0.60.

On May 9, 2008, El Capitan modified the terms of 150,000 warrants previously granted. The exercise price of the warrants was reduced from $0.50 to $0.16. The modification resulted in additional warrant expense of $9,308. The significant assumptions used in the Black-Scholes option pricing model to compute the fair value of the modification of these warrants include the following: remaining term of 0.6 years, expected volatility of 103.51%, risk-free interest rate of 1.66% and the market price of El Capitan’s common stock on the modification date. The warrants were subsequently exercised for cash.

During July 2008, El Capitan modified the terms of 1,007,500 warrants previously granted. The exercise price of the warrants was reduced from $0.50 to $0.11. The modification resulted in additional warrant expense of $45,656. The significant assumptions used in the Black-Scholes option pricing model to compute the fair value of the modification of these warrants include the following: remaining term of 0.8 years, expected volatility between 94.96 and 107.59%, risk-free interest rates of 1.31% to 1.68% and the market price of El Capitan’s common stock on the modification date. The warrants were subsequently exercised for cash.

In December 2008, El Capitan modified the terms of 540,000 warrants previously granted. The exercise price of the warrants was reduced from $0.50 to $0.05. The modification resulted in additional warrant expense of $11,516. The significant assumptions used in the Black-Scholes option pricing model to compute the fair value of the modification of these warrants include the following: remaining term of 0.8 years, expected volatility of 107%, risk-free interest rate of 1.31% and the market price of El Capitan’s common stock on the modification dates. The warrants were subsequently exercised $27,000.

In January 2009, El Capitan modified the terms of 185,000 warrants previously granted. The exercise price of the warrants was reduced from $0.50 to $0.05. The modification resulted in additional warrant expense of $3,941. The significant assumptions used in the Black-Scholes option pricing model to compute the fair value of the modification of these warrants include the following: remaining term of 0.8 years, expected volatility of 107%, risk-free interest rate of 1.31% and the market price of El Capitan’s common stock on the modification date. The warrants were subsequently exercised for $9,250.

The following table summarizes the warrant activity for the years ended September 30, 2009 and 2008:

	Warrants Outstanding		Warrants Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, September 30, 2007	7,663,364	$0.75	7,663,364	$0.75
Granted	300,000	$0.60	300,000	$0.60
Expired/Cancelled	(1,332,500)	$(0.31)	(1,332,500	$(0.31)
Exercised	(1,257,500)	$(0.14)	(1,257,500)	$(0.14)
Balance, September 30, 2008	5,373,364	$0.84	5,373,364	$0.84

Granted	—	—	—	—
Expired/Cancelled	(3,413,333)	$(1.02)	(3,413,333)	$(1.02)
Exercised	(725,000)	$(0.05)	(725,000)	$(0.05)
Balance, September 30, 2009	1,235,031	$0.59	1,235,031	$0.59

 The range of exercise prices and the weighted average remaining live of the warrants outstanding at September 30, 2009 was $0.50 to $0.60 and 0.87 years, respectively. The aggregate intrinsic value of the outstanding warrants at September 30, 2009 was zero.

At September 30, 2009, El Capitan had no warrants outstanding having a right to call feature.

Options

During fiscal 2007, El Capitan granted employees and directors an aggregate of 4,550,000 options with terms ranging between 3 and 10 years and exercise prices ranging from $0.41 to $1.20. The fair value of the options granted was estimated using the Black-Scholes option pricing model. The assumptions used in the model included the following: the exercise prices noted above, expected terms of 1.50 to 5.75 years (the options qualify as “plain vanilla” options under the provisions of Staff Accounting Bulletin No. 107 ("SAB No. 107") and, due to limited option exercise data available to El Capitan, the term was estimated pursuant to the provisions of SAB No. 107), expected volatilities ranging from 119.50% to 128.91%,  risk-free interest rates of 4.62% to 5.03% and the market price of El Capitan’s common stock on the grant dates of the options. The fair value of these options is being expensed on a straight line basis over their vesting periods. During the years ended September 30, 2009 and 2008, $28,634 and $956,354, respectively, was expensed related to these options.

During fiscal 2008, El Capitan granted employees and directors an aggregate of 4,126,000 options with terms of 10 years and exercise prices ranging from $0.14 to $0.19. The fair value of the options granted was estimated using the Black-Scholes option pricing model. The assumptions used in the model included the following: the exercise prices noted above, expected terms of 5.25 to 5.75 years (the options qualify as “plain vanilla” options under SAB No. 107 and, due to limited option exercise data available to El Capitan, the term was estimated pursuant to the provisions of SAB No. 107), expected volatilities ranging from 110.88% to 117.25%,  risk-free interest rates of 3.45% to 3.62% and the market price of El Capitan’s common stock on the grant dates of the options. The fair value of these options is being expensed on a straight line basis over their vesting periods. During the year ended September 30, 2009 and 2008, $205,668 and $145,269, respectively, was expensed related to these options.

The following table summarizes the option activity for the years ended September 30, 2009 and 2008:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balance, September 30, 2007	6,029,000	$0.74
Vested	—	—
Granted	4,126,000	$0.14
Exercised	—	—
Expired/Cancelled	(3,979,000)	$(0.81)

Balance, September 30, 2008	6,176,000	$0.30
Vested	—	—
Granted	—	—
Exercised	—	—
Expired/Cancelled	(2,926,000)	$(0.25)

Balance, September 30, 2009	3,250,000	$0.35

Exercisable at September 30, 2009	3,250,000	$0.35

The range of exercise prices and the weighted average remaining life of the options outstanding at September 30, 2009 were $0.14 to $0.70 and 2.8 years, respectively. The aggregate intrinsic value of the outstanding options at September 30, 2009 was zero. El Capitan granted no options during the year ended September 30, 2009.

El Capitan has a stock incentive plan under which 16,000,000 shares are reserved and registered for stock and option grants. There were 4,478,747 shares available for grant under the Plan at September 30, 2009, excluding the 3,250,000 options outstanding.

NOTE 10 - SUBSEQUENT EVENTS

During October 2009, El Capitan issued 66,667 shares of common stock at $0.09 per share, the market closing price on the date of issuance, for the settlement of an accounts payable aggregating $6,000.

El Capitan has evaluated events and transactions that occurred between September 30, 2009 and December 29, 2009, which is the date the consolidated financial statements were issued, for possible disclosure or recognition in the consolidated financial statements. El Capitan has determined that there were no other such events or transactions that warrant disclosure or recognition in the consolidated financial.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

As of September 30, 2009, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at reaching that level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2009, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  The Company’s internal control over financial reporting includes those policies and procedures that:
(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its assessment, management believes that, as of September 30, 2009, the Company's internal control over financial reporting was effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and directors of the Company as of September 30, 2009.

Name	Age	Position	Director Since

Charles C. Mottley	75	President, Chief Executive Officer, Director	April 21, 2009

Stephen J. Antol	66	Chief Financial Officer

James G. Ricketts	70	Secretary, Director	April 21, 2009

John F. Stapleton	66	Director	April 21,2009

Charles C. Mottley - Mr. Mottley is Chairman of the Board of Gold and Minerals Co., Inc. and has been since February 2009; and is on the Board of Trustees at Hampden-Sydney College (since 2007). Mr. Mottley was President and a Director of El Capitan Precious Metals, Inc. from July 2002 to April 2007, when he resigned as president, but continued to serve as a Director until September 2007. He also provided consulting services to our Company from June 2007 to June 2008. Mr. Mottley also served as Chairman and Chief Executive Officer of Gold and Minerals Co., Inc., from 1978 until July 2005, at which time he resigned those positions. He was on the Board of the National Mining Association from 2005 to 2007 and has been employed in the mining industry in various capacities from equipment sales and services to active mining operations for over 35 years. Mr. Mottley is the author of five books and is the founder of the Fatherhood Foundation in Scottsdale, Arizona. Mr. Mottley received a Bachelor of Arts Degree from Hampden -Sydney College in 1958.

Stephen J. Antol - Mr. Antol was our Chief Financial Officer from November 2004 to May 2007. For the past two years and from late 1992 through November 2004, Mr. Antol rendered services as a consultant chief financial officer for a number of small and medium size businesses requiring technical expertise on a limited or recurring basis. From 1990 to 1992, Mr. Antol served as Chief Financial Officer of Lou Register Furniture, a fine furniture retailer located in Phoenix, Arizona. From 1987 to 1989, Mr. Antol served as Director of Finance for F.S. Inc. (dba Audio Express and Country House Furniture), a retailer of furniture and stereo equipment in four southwestern states. From 1975 to 1987, Mr. Antol worked for Giant Industries, Inc., an independent refiner and marketer of petroleum products, in such capacities as Corporate Controller and Corporate Treasurer. Mr. Antol received a Bachelor of Arts degree from Michigan State University in 1968, and became a licensed Certified Public Accountant in 1970. He no longer practices as a licensed CPA.

James G. Ricketts - Dr. Ricketts was Secretary and a Director of our Company from July 2004 to April 2007. Mr. Ricketts has been self-employed in the area of Real Estate Development since 2000. From 1994 to 2000, he served as the Chief Executive Officer of Technology Systems International, Inc. From 1983 to 1985, Mr. Ricketts served as a Director of the Arizona Department of Corrections in Phoenix, Arizona. From 1979 to 1983, he served as the Executive Director of the Colorado Department of Corrections in Colorado Springs, Colorado. From 1985 to the present, Mr. Ricketts has been a Correctional Consultant, providing services on a consulting basis in the areas of safety and security in the prison system. Mr. Ricketts received a Ph. D. from the Ohio State University in 1971, and a M. Ed. from Bowling Green State University in 1963.

John F. Stapleton - Mr. Stapleton has extensive experience with early-stage development companies and contributes a unique set of skills needed to achieve a focused strategy, early-stage funding, basic infrastructure and business model, all of which are central to creating a solid business platform to launch and scale a successful venture. Mr. Stapleton has a history of founding and supporting more than 25 emerging technology companies. As a senior officer and investor, Mr. Stapleton has been instrumental in the development and financing of several companies. Mr. Stapleton currently serves as a director on the emerging company boards of Advanced Circulatory Systems, Dermatrends and Visible Customer.

Audit Committee

On April 21, 2009, our Board member who was designated as our audit committee resigned as a Board member. Since that time we do not have a separate audit committee and our Board of Directors acts as our current audit committee. At a meeting of the Board of Directors on September 5, 2006, the Board adopted the Audit Committee Charter as presented by the Audit Committee.

From January 23, 2008, to April 21, 2009, our audit committee consisted of one Board member, Mr. Marvin K. Kaiser.  The Board of Directors has determined that Mr. Kaiser is an “audit committee financial expert” as that term is defined in Item 407(d) (s) of Regulation S-B promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Additionally, Mr. Kaiser qualified as an “independent director” as that term is defined in Section 4200(a)(15) of National Association of Securities Dealers’ listing standards or under the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act.  At a meeting of the Board of Directors on September 5, 2006, the Board adopted the Audit Committee Charter as presented by the Audit Committee chairman.

From the time of the resignation of Mr. R. William Wilson as the sole member of the audit committee on May 7, 2007, contemporaneous with his appointment as Chief Financial Officer of the Company, until the appointment of Mr. Kaiser, the entire Board served the functions of the audit committee.

Code of Ethics

We have adopted a Code of Ethics for our financial management staff. The Code of Ethics was filed as Exhibit 99.1 to our Annual Report on Form 10-KSB for the year ended September 30, 2003. A copy of the Code of Ethics will be provided, without charge, to any person requesting it in writing, addressed to the attention of the Corporate Secretary, El Capitan Precious Metals, Inc., 15225 N. 49th Street, Scottsdale, Arizona 85254.

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

Name Of Filer	Description Of Transaction
Marvin K. Kaiser	Stock issuance to independent directors granted on 2/29/08, reported on 3/6/08
Bruce F. Snyder	Stock issuance to independent directors granted on 2/29/08, reported on 3/6/08
Donald W. Gentry	Stock issuance to independent directors granted on 2/29/08, reported on 3/6/08
R. William Wilson	Shares issued in lieu of salary on 11/30/07, reported one day late on 12/5/07
R. William Wilson	Shares issued in lieu of salary on 8/31/07, reported on 10/02/07
Charles C. Mottley (former CEO)	Shares issued in lieu of salary on 8/31/07, reported on 10/02/07

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as El Capitan’s principal executive officer, principal financial officer and secretary during the fiscal years ended September 30, 2009 and 2008. No other person who acted as an officer of the company earned compensation exceeding $100,000 during the fiscal years ended September 30, 2009 and 2008.

Name and Principal Position	Fiscal Year	Salary		Option Awards (1)		All Other Compensation (1)		Total Compensation
Charles C. Mottley (2)	2009	18,000		-		-		18,000
Chief Executive Officer	2008	-		-		-		-

Stephen J. Antol (3)	2008	$27,635		$-		$-		$27,635
Chief Financial Officer	2008	$-		$-		$-		$-

James G. Ricketts (4)	2009	$-		$-		$-		$-
Secretary, Director	2008	$-		$-		$-		$-

Kenneth P. Pavlich (5) (former)	2009	$175,000	(6)	$-		$135,214	(8)	$310,214
President, Chief Executive Officer, Director	2008	$148,553	(6)	$701,729	(7)	$27,138	(9)	$877,450

R. William Wilson (10) (former)	2009	$140,000	(11)	$-		$58,089	(13)	$198,089
Chief Financial Officer, Treasurer, Secretary, Director	2008	$144,160	(11)	$230,991	(12)	$27,138	(14)	$402,289

(1)
Amounts shown reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended September 30, 2009 and 2008 in accordance with SFAS 123(R).  The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option pricing model with utilizing the weighted average assumptions for all grants, expected life of options using the Simplified Method, expected volatility based on historical trends, a risk-free interest rate using the appropriate term U.S. Treasury rate, and a zero percent (0%) dividend yield (see NOTE 3 to the audited financial statements for the fiscal year ended September 30, 2009, which are included elsewhere in this report).

(2)
Mr. Mottley was appointed to the Board of Directors on April 21, 2009 and was appointed El Capitan’s Chief Executive Officer on April 30, 2009. Mr. Mottley currently has no employment contract or formal compensation arrangements with the Company.

(3)	Mr. Antol was appointed El Capitan’s Chief Financial Officer on April 30, 2009. Mr. Antol currently has no employment contract or formal compensation arrangements with the Company.

(4)
Mr. Ricketts was appointed to the Board of Directors and El Capitan’s Secretary on April 21, 2009. Mr. Ricketts currently has no employment contract or formal compensation arrangements with the Company.

(5)
Mr. Pavlich was appointed El Capitan’s President and Chief Executive Officer on April 6, 2007. On April 21, 2009, Mr. Pavlich resigned as a director of the Company. On April 30, 2009, the Board of Directors terminated the services of Mr. Pavlich as President and Chief Executive Officer.

(6)
Beginning in January 2008, Mr. Pavlich’s salary was paid monthly in stock and was valued at the average fair market value of the Company’s common stock in the month earned.  Mr. Pavlich’s employment agreement was amended on March 31, 2008 and also on September 9, 2008.  See the narrative disclosure below for more detail as to Mr. Pavlich’s employment agreement and compensation.

(7)
Reflects (i) 625,000 share options vested pursuant to the stock option granted to Mr. Pavlich on September 9, 2008 to acquire 2,500,000 shares of the Company’s common stock at an exercise price of $0.14, the fair market value of the Company’s common stock on the date of grant; and (ii) approximately 98,000 share options pursuant to the stock option granted to Mr. Pavlich on March 31, 2008 to acquire 98,000 shares of the Company’s common stock at an exercise price of $0.19, the fair market value of the Company’s common stock on the date of grant.  See Footnote 1 above.

(8)
Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended September 30, 2009 in accordance with SFAS 123(R), of the vesting of (i) 25,000 share options pursuant to the stock option granted to Mr. Pavlich on June 11, 2007 to acquire 50,000 shares of the Company’s common stock at an exercise price of $0.41, the fair market value of the Company’s common stock on the date of grant, in consideration of his services as a director; (ii) 25,000 share options pursuant to the director performance stock option granted to Mr. Pavlich on September 9, 2008 to acquire 100,000 shares of the Company’s common stock at an exercise price of $0.14, the fair market value of the Company’s common stock on the date of the grant and the option vests 25% immediately and in three equal installments each six months thereafter; and (iii) 625,000 share options pursuant to the stock option granted to Mr. Pavlich on September 9, 2008 to acquire 2,500,000 shares of the Company’s common stock at an exercise price of $0.14, the fair market value of the Company’s common stock on the date of the grant and the option vests 25% immediately and in three equal installments each six months thereafter. See Footnote 1 above.

(9)
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

(10)
Mr. Wilson was appointed El Capitan’s Chief Financial Officer, Treasurer and Secretary on May 7, 2007. On April 21, 2009, Mr. Wilson resigned as a director and secretary of the Company. On April 30, 2009, the Board of Directors terminated the services of Mr. Wilson as Chief Financial Officer.

(11)
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

(12)
Reflects the vesting of (i) approximately 250,000 share options pursuant to the stock option granted to Mr. Wilson on September 9, 2008 to acquire 1,000,000 shares of the Company’s common stock at an exercise price of $0.14, the fair market value of the Company’s common stock on the date of grant; and (ii) approximately 28,000 share options pursuant to the stock option granted to Mr. Wilson on March 31, 2008 to acquire 28,000 shares of the Company’s common stock at an exercise price of $0.19, the fair market value of the Company’s common stock on the date of grant. See Footnote 1 above.

(13)
Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended September 30, 2009 in accordance with SFAS 123(R), of the vesting of (i) 25,000 share options pursuant to the stock option granted to Mr. Wilson on June 11, 2007 to acquire 50,000 shares of the Company’s common stock at an exercise price of $0.41, the fair market value of the Company’s common stock on the date of grant, in consideration of his services as a director; (ii) 25,000 share options pursuant to the director performance stock option granted to Mr. Wilson on September 9, 2008 to acquire 100,000 shares of the Company’s common stock at an exercise price of $0.14, the fair market value of the Company’s common stock on the date of the grant and the option vests 25% immediately and in three equal installments each six months thereafter; and (iii) 250,000 share options pursuant to the stock option granted to Mr. Wilson on September 9, 2008 to acquire 1,000,000 shares of the Company’s common stock at an exercise price of $0.14, the fair market value of the Company’s common stock on the date of the grant and the option vests 25% immediately and in three equal installments each six months thereafter. See Footnote 1 above.

(14)
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

Additionally, on April 6, 2007, Mr. Pavlich was granted an option to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $0.70 per share, the fair market value of the Company’s stock on the date of grant. The option shall vest in five equal amounts of 500,000 shares upon the initial occurrence of each of the certain events as detailed in his employment agreement. On September 9, 2008, Mr. Pavlich and El Capitan agreed to cancel the option described above and reissued a new ten-year option to purchase 2,500,000 shares of El Capitan common stock at an exercise price of $0.14, the closing price of El Capitan common stock on September 9, 2008.  The option shall vest in four equal installments every six months, with the first tranche vesting immediately.  The option is subject to accelerated vesting upon a change in control of El Capitan or upon El Capitan common stock having a volume-weighted average price exceeding $1.00 over 20 consecutive trading days.

On March 31, 2008, the Board of Directors amended the contractual terms of Mr. Pavlich’s employment agreement dated April 30, 2007, to provide the Aggregate Value of the Monthly Base Salary to include a minimum value of $12,500. On September 9, 2008, Mr. Pavlich and El Capitan amended the terms of his employment agreement to provide for a fixed monthly base salary of $25,000 in lieu of the prior variable base salary payment that was dependent upon the monthly value of El Capitan’s common stock and the minimum value of $12,500.  Upon agreement by El Capitan, Mr. Pavlich may elect to receive his monthly base salary in the form of El Capitan common stock.

On April 21, 2009, Mr. Pavlich resigned as a director of the Company. On April 30, 2009, the Board of Directors terminated the services of Mr. Pavlich as President and Chief Executive Officer.

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

Additionally, the Agreement provided for the issuance to Mr. Wilson of a stock option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.50, the closing price of the Company’s common stock on May 7, 2007, the date on which Mr. Wilson commenced employment. The option shall vest in five equal amounts of 200,000 shares upon the initial occurrence of certain provisions in the Agreement.  On September 9, 2008, Mr. Wilson and El Capitan agreed to cancel the option described above and reissued a new ten-year option to purchase 1,000,000 shares of El Capitan common stock at an exercise price of $0.14, the closing price of El Capitan common stock on September 9, 2008.  The option shall vest in four equal installments every six months, with the first tranche vesting immediately.  The option is subject to accelerated vesting upon a change in control of El Capitan or upon El Capitan common stock having a volume-weighted average price exceeding $1.00 over 20 consecutive trading days.

On March 31, 2008, the Board of Directors amended the contractual terms of Mr. Wilson’s employment agreement dated may 4, 2007, to provide the Aggregate Value of the Monthly Base Salary to include a minimum value of $13,500. On September 9, 2008, Mr. Wilson and El Capitan amended the terms of his employment agreement to provide for a fixed monthly base salary of $20,000 in lieu of the prior variable base salary payment that was dependent upon the monthly value of El Capitan’s common stock and a and the minimum value of $13,500. Upon agreement by El Capitan, Mr. Wilson may elect to receive his monthly base salary in the form of El Capitan common stock.

On April 21, 2009, Mr. Wilson resigned as a director and secretary of the Company. On April 30, 2009, the Board of Directors terminated the services of Mr. Wilson as Chief Financial Officer.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding each unexercised options held by each of El Capitan’s named executive officers as of September 30, 2009:

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Charles C. Mottley	300,000	-	$0.56	7/21/15
Stephen J. Antol	150,000	-	$0.56	7/21/15
James G. Ricketts	200,000	-	$0.56	7/21/15
	250,000	-	$0.70	4/06/10

(1) All options granted are pursuant to El Capitan’s 2005 Stock Incentive Plan, as amended.

 Severance and Change of Control Arrangements

See “Employment Agreements with Executive Officers” above for a description of the severance and change of control arrangements with Mr. Pavlich and Mr. Wilson. Based upon the Boards actions referencing the terminations of Mr. Pavlich and Mr. Wilson, the actions did not constitute a change of control or severance provisions under their respective employment agreements.

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

Director Compensation

On July 21, 2005, based upon recommendations from El Capitan’s compensation committee, the Board of Directors approved the compensation plan for the Board of Directors. The non-employee directors will be compensated with an annual retainer of $5,000, plus an additional $1,000 for each Board meeting attended by each such director in person plus $500 per month for all Board meetings attended by such director by telephone. In addition, non-employee directors serving as chairman of the audit and compensation committee shall receive an additional annual retainer of $4,000. Employee directors will not receive fees, or other compensation for service on the board or any committees thereof other than participating in annual stock option awards to Board members. All Board members shall be reimbursed for expenses incurred in connection with board or committee meetings.  On January 23, 2008, the plan was amended to permit Board members to receive any retainers, compensation and expense payments in all cash, all Company common stock or half in cash and half in Company common stock.

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

On November 13, 2006, Kenneth Pavlich was granted an option to purchase El Capitan common stock at $0.83 per share (the closing price of El Capitan’s common stock on the date of his appointment to the Board), such options to vest in two equal installments on January 1, 2007 and July 1, 2007. Mr. Pavlich resigned from the Board on April 21, 2009, and the option was cancelled unexercised on July 21, 2009.

On December 8, 2006, Bruce Snyder was granted an option to purchase 100,000 shares of El Capitan common stock at $1.20 per share (the closing price of El Capitan’s common stock on the date of his appointment to the Board), such option to vest in two equal installments on January 1, 2007 and July 1, 2007. On March 11, 2009, Mr. Snyder resigned from the Board and the option was cancelled unexercised on June 10, 2009.

On June 11, 2007, El Capitan issued each of its then four directors an option to purchase 50,000 shares of its common stock at an exercise price of $0.41 per share as a performance bonus provided to its directors. These options vest 25,000 on January 1, 2008 and 25,000 on January 1, 2009. The four referred to directors resigned from the Board on April 21, 2009, and these bonus options were cancelled unexercised on July 21, 2009.

On September 26, 2007, Donald W. Gentry and Marvin K. Kaiser were each granted an option to purchase 100,000 shares of El Capitan common stock at $.057 per share (the closing price of El Capitan’s common stock on the date of their appointment to the Board) such options to vest in two equal installments on January 1, 2008 and January 1, 2009. The two referred to directors resigned from the Board on April 21, 2009, and these options were cancelled unexercised on July 21, 2009.

On September 9, 2008, El Capitan issued each of its then five directors an option to purchase 100,000 shares of its common stock at an exercise price of $0.14 per share as a performance bonus provided to its directors. These options vest 25,000 immediately and in three equal installments each six months thereafter. One director resigned from the Board on March 11, 2009, and the his option was cancelled unexercised on June 10, 2009. The remaining four directors resigned from the Board on April 21, 2009, and their options were cancelled unexercised on July 21, 2009.

The following table shows the compensation earned by each of El Capitan’s non-employee directors for the year ended September 30, 2009:

Name		Fees Earned or Paid in Cash	Option Awards		Fees Paid in Common Stock	Total
John F. Stapleton	(1)	$—	$—		$—	$—
Bruce F. Snyder	(2)	$1,500	$6,671	(4)	$2,250	$10,421
Donald W. Gentry	(3)	$1,750	$17,164	(5)	$750	$19,664
Marvin K. Kaiser	(3)	$3,750	$17,164	(6)	$750	$21,664

(1)	Mr. Stapleton was appointed to the Board of Directors on April 21, 2009, and is currently agreed to defer Board member compensation as to such time the Company is in a stronger financial position.

(4)
Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended September 30, 2009 in accordance with SFAS 123(R) of stock option awards, relating to: (i) a grant of an option on June 11, 2007 to purchase 50,000 shares of El Capitan common stock, at an exercise price of $0.41 the fair market value of its common stock on the date of grant pursuant to the terms of its director compensation plan and, (ii) approximately 25,000 share options pursuant to a director performance stock option granted to Mr. Snyder on September 9, 2008 to acquire 100,000 shares of the Company’s common stock at an exercise price of $0.14, the fair market value of the Company’s common stock on the date of the grant.  Assumptions used in the calculation of this amount for non-employees are identified in Note 9 to El Capitan’s financial statements for the year ended September 30, 2009 included elsewhere in this report.

(5)
Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended September 30, 2009 in accordance with SFAS 123(R) of stock option awards, relating to a grant of an option on September 26, 2007 to purchase 100,000 shares of El Capitan common stock, at an exercise price of $0.57, the fair market value of its common stock on the date of grant pursuant to the terms of its director compensation plan and, (ii) approximately 25,000 share options pursuant to a director performance stock option granted to Mr. Gentry on September 9, 2008 to acquire 100,000 shares of the Company’s common stock at an exercise price of $0.14, the fair market value of the Company’s common stock on the date of the grant. Assumptions used in the calculation of this amount for non-employees are identified in Note 9 to El Capitan’s financial statements for the year ended September 30, 2009 included elsewhere in this report.

(6)
Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended September 30, 2009 in accordance with SFAS 123(R) of stock option awards, relating to a grant of an option on September 26, 2007 to purchase 100,000 shares of El Capitan common stock, at an exercise price of $0.57, the fair market value of its common stock on the date of grant pursuant to the terms of its director compensation plan and, (ii) approximately 25,000 share options pursuant to a director performance stock option granted to Mr. Kaiser on September 9, 2008 to acquire 100,000 shares of the Company’s common stock at an exercise price of $0.14, the fair market value of the Company’s common stock on the date of the grant.  Assumptions used in the calculation of this amount for non-employees are identified in Note 9 to El Capitan’s financial statements for the year ended September 30, 2009 included elsewhere in this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 The following table sets forth, as of December 31, 2009, certain information regarding beneficial ownership of our common stock according to the information supplied to us, that were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (4)

Charles C. Mottley 7811 E. Vaquero Scottsdale, AZ 85258	4,016,758	(1)	4.5%

John F. Stapleton 3190 Highpoint Drive Chaska, MN 55318	1,450,500		1.7%

James G. Ricketts 14301Scottsdale, AZ	3,020,536	(2)	3.4%

Stephen J. Antol 15225 N. 49th Street Scottsdale, AZ 85254	820,255	(3)	.0.9%

All Officers and Directors as a Group (4 Persons)	9,308,049		10.4%

(1)	Includes vested options to purchase 300,000 shares of common stock at an exercise price of $0.56 per share.

(2)	Includes vested options to purchase (i) 200,000 shares of common stock at an exercise price of $0.56 per share, and (ii) 250,000 shares of common stock at an exercise price of $0.70 per share.

(3)	Includes vested options to purchase (i) 150,000 shares of common stock at an exercise price of $0.56 per share, and(ii) 125,000 shares of common stock held in spouse’s name.

(4)
Applicable percentage of ownership is based on 88,654,036 shares of common stock outstanding as of December 31, 2009, together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2009, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2009, are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships

El Capitan, Gold and Minerals Co., Inc. and Pavlich Associates, a sole proprietorship of which Kenneth Pavlich, a director, is the principal, entered into the El Capitan Project Representation Agreement, dated June 21, 2006 whereby Pavlich Associates agreed to provide certain consulting services in connection with a sale or certain other transactions (as defined in the agreement) involving the El Capitan project, at a rate of $125 per hour. In addition, upon completion of a sale or other transaction, Pavlich Associates was to be paid the greater of one-quarter of one percent of the Total Transaction Value (as more specifically defined in the agreement) or $250,000 (the “Success Payment”). The total of all Success Payments under this agreement could not exceed $3,000,000. This agreement terminated upon Mr. Pavlich entering into an employment agreement with the El Capitan on April 6, 2007. On April 30, 2009, the Board of Directors terminated the services of Mr. Pavlich as CEO and president of El Capitan. The Company has had no additional relationship with Pavlich Associates since that date.

Director Independence

In determining whether the members of our board and its committees are independent, El Capitan has elected to use the definition of “independence” set forth by the American Stock Exchange and the standards for independence established by the American Stock Exchange, whereby a majority of the members of a listed company’s Board of Directors must qualify as “independent” as determined by the Board. El Capitan’s Board of directors consults with El Capitan’s legal counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in the applicable listing standards of the American Stock Exchange. Consistent with these considerations, and after review of all relevant transactions or relationships between each director, or any of his family members, and El Capitan Precious Metals, Inc., its senior management and its independent registered public accounting firm, the Board has determined that John F. Stapleton is independent director within the meaning of the applicable listing standard of the American Stock Exchange.  Mr. Stapleton serves as Chairman of the Board of Directors of the Company.

The Board of Directors as a whole serves as the nominating committee.  The Company’s Chief Executive Officer and Secretary, both of whom serve as directors, are not considered independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees billed to the Company by Malone & Bailey P.C. in relation to the audits and quarterly reviews of the Company for the fiscal years ended September 30, 2009 and 2008:

	Year Ended September 30, 2009	Year Ended September 30, 2008
Audit Fees (1)	$47,000	$44,100
Audit-Related Fees (2)	$-	$-
Tax Fees (3)	$-	$-
Total	$47,000	$44,100

(1)
 Audit Fees. Audit fees include fees for professional services performed for the audit of our annual consolidated financial  statements, review of quarterly consolidated financial statements included in our SEC filings, and assistance and issuance of consents associated with SEC filings.

(2)
Audit-Related Fees. Audit-related fees are fees for assurance and related services that are reasonably related to the audit. This category includes fees related to assistance consulting on financial accounting/reporting standards.

(3)	Tax Fees. Tax fees primarily include professional services performed with respect to preparation of our federal and state tax returns for our consolidated subsidiaries.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Index
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB dated September 30, 2004).

3.2	Amendment to Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB dated March 31, 2005).

3.3	Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form SB-2 filed on July 12, 2006).

4.1	Form of Warrant issued to Blake Advisors, LLC and its nominees (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-KSB dated September 30, 2004)

4.2	Form of Warrant issued in Offering dated November 5, 2004 (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-KSB dated September 30, 2004).

4.3	Form of Warrant issued to John Stapleton and other certain investors (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-QSB dated December 31, 2004).

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

10.17	Employment agreement dated April 30, 2007 with Kenneth P. Pavlich (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2007).

10.18	Employment agreement with R. William Wilson dated May 4, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10 2007).

23.1	Consent of Clyde Smith Provided herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Provided herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Provided herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Provided herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Provided herewith

99.1
El Capitan Precious Metals, Inc. Code of Ethics for Senior Financial Management (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 10-KSB for the fiscal year ended 9/30/03 and filed on 2/13/04).

Financial Statement Schedules

None.

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

Name	Title	Date

/s/ Charles C. Mottley	Chief Executive Officer, Director	December 29, 2009
Charles C. Mottley	(Principal Executive Officer)

/s/ Stephen J. Antol	Chief Financial Officer	December 29, 2009
Stephen J. Antol	(Principal Financial and Accounting Officer)

/s/ James G. Ricketts	Secretary, Director	December 29, 2009
James G. Ricketts

/s/ John F. Stapleton	Chairman of the Board, Director	December 29, 2009
John F. Stapleton