Form 10-Q
period 2009-12-31
EL CAPITAN PRECIOUS METALS INC
filed 2010-02-12
CIK 1135202

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 88,754,036 shares of common stock, par value $0.001, issued and outstanding as of February 10, 2010.

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Form 10-Q for the Quarter Ended December 31, 2009

Table of Contents

		Page
PART I	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets – December 31, 2009 and September 30, 2009 (Unaudited)	F-1

	Consolidated Statements of Expenses – Three months ended December 31, 2009 and 2008 and for the period from July 26, 2002 (inception) through December 31, 2009 (Unaudited)	F-2

	Consolidated Statements of Stockholders’ Equity (Deficit) - period from July 26, 2002, (inception) through December 31, 2009 (Unaudited)	F-3

	Consolidated Statements of Cash Flows – Three months ended December 31, 2009 and 2008 and for the period from July 26, 2002 (inception) through December 31, 2009 (Unaudited)	F-6

	Notes to the Consolidated Financial Statements (Unaudited)	F-7

Item 2.	Management’s Discussion and Analysis or Plan of Operations	1

Item 4T.	Controls and Procedures	3

PART II	Other Information	3

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	3

Item 5.	Other Information	3

Item 6.	Exhibits	4

SIGNATURES		4

Index to Filed Exhibits		5

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This form 10-q may contain certain “forward-looking” statements as such term is defined by the securities and exchange commission in its rules, regulations and releases, which represent the registrant’s expectations or beliefs, including but not limited to, statements concerning the registrant’s operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intent,” “could,” “estimate,” “might,” “plan,” “predict” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the registrant’s control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, governmental regulation, managing and maintaining growth, the operations of the company and its subsidiaries, volatility of stock price, commercial viability of any mineral deposits and any other factors discussed in this and other registrant filings with the securities and exchange commission.  The company does not intend or undertake to update the information in this form 10-q if any forward-looking statement later turns out to be inaccurate. The following should be read in conjunction with the information presented in the company’s annual report on form 10-K for the year ended September 30, 2009.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
  (An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2009	September 30, 2009

ASSETS
CURRENT ASSETS :
Cash	$736	$2,348
Prepaid expenses and other current assets	16,521	26,189
Total Current Assets	17,257	28,537

Furniture and equipment net of accumulated depreciation of $24,927 and $23,495, respectively	7,245	8,677

OTHER ASSETS:
Investment in El Capitan, Ltd.	788,808	788,808
Deposits	22,440	22,440
Total Assets	$835,750	$848,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$160,983	$144,494
Accrued liabilities	362,544	357,711
Interest payable	48,111	48,111
Due affiliated company	104,165	47,061
Short term debt	4,522	7,913
Total Current Liabilities	680,325	605,290

STOCKHOLDERS’ EQUITY :

Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—

Common stock, $0.001 par value; 300,000,000 shares authorized; 88,654,036 and 88,587,369 issued and outstanding, respectively	88,654	88,587
Additional paid-in capital	18,123,486	18,117,553
Deficit accumulated during the exploration stage	(18,056,715)	(17,962,968)
Total Stockholders’ Equity	155,425	243,172
Total Liabilities And Stockholders’ Equity	$835,750	$848,462

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES
(Unaudited)

	Three Months Ended December 31,		July 26, 2002 (Inception) Through December 31,
	2009	2008	2009
OPERATING EXPENSES:
Professional fees	$1,005	$24,127	$3,251,750
Officer compensation expense	—	135,000	2,863,833
Administrative consulting fees	34,581	—	1,164,091
Management fees, related parties	—	—	320,500
Legal and accounting fees	17,586	41,967	1,267,641
Exploration expenses	10,890	33,019	2,305,477
Warrant and option expenses	—	139,456	4,076,578
Other general and administrative	29,456	31,345	1,188,960
(Gain) loss on asset dispositions	—	—	34,733
Total Operating Expenses	93,518	404,914	16,473,563

LOSS FROM OPERATIONS	(93,518)	(404,914)	(16,473,563)

OTHER INCOME (EXPENSE):
Interest income	—	5	36,250
Forgiveness of debt	—	—	115,214
Interest expense:
Related parties	—	—	(68,806)
Other	(229)	(585)	(308,515)
Expenses associated with debt issuance and conversion	—	—	(225,207)
Accretion of notes payable discounts	—	—	(1,132,088)
Total Other Income (Expense)	(229)	(580)	(1,583,152)

NET LOSS	$(93,747)	$(405,494)	$(18,056,715)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	88,650,413	86,865,526

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
July 26, 2002 (Inception) to December 31, 2009
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
July 26, 2002 (Inception) to December 31, 2009

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

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
July 26, 2002 (Inception) to December 31, 2009

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid in Capital	Deficit Accumulated During The Exploration Stage	Total
Common stock issued for services	1,127,744	1,127	—	95,205	—	96,332
Common stock sold by the exercise of warrants & options	725,000	725	—	35,525	—	36,250
Common stock issued for compensation	562,500	563	—	44,437	—	45,000
Warrant and option expense	—	—	—	249,759	—	249,759
Net loss	—	—	—	-	(953,501)	(953,501)
Balances at September 30, 2009	88,587,369	$88,587	$—	$18,117,553	$(17,962,968)	$243,172

Common stock issued for services	66,667	67	—	5,933	—	6,000
Net loss	—	—	—	—	(93,747)	(93,747)
Balances at December 31, 2009	88,654,036	$88,654	$—	$18,123,486	$(18,056,715)	$155,425

The accompanying notes are an integral part of these consolidated financial statements

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			July 27, 2002
			(Inception)
	Three Months Ended December 31,		Through December 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(93,747)	$(405,494)	$(18,056,715)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Warrant and option expense	—	139,456	4,076,578
Beneficial conversion of notes payable	—	—	225,207
Non-cash expense with affiliate	—	—	7,801
Share-based compensation	—	129,332	5,598,383
Accretion of discount on notes payable	-	—	1,132,088
(Gain) loss on disposition of fixed assets	—	—	34,733
Forgiveness of debt	—	—	(115,214)
Provision for uncollectible note receivable	—	—	62,500
Depreciation	1,432	2,200	70,326
Changes in operating assets and liabilities:
Miscellaneous receivable	—	(9,860)	4,863
Interest Receivable	—	—	(13,611)
Prepaid expenses and other assets	9,668	17,286	(18,994)
Expense advances (to) from on behalf of affiliated company	57,104	1,807	(458,825)
Accounts payable	22,489	27,142	161,253
Accounts payable - related party	—	(159)	364
Accrued liabilities	4,833	91,166	495,062
Interest payable, other	—	—	49,750
Net Cash Provided by (Used in) Operating Activities	1,779	(7,124)	(6,744,451)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property interest	—	—	(100,000)
Purchase of furniture and equipment	—	—	(148,140)
Proceeds from asset dispositions	—	—	32,001
Deposits	—	3,845	(22,440)
Issuance of notes receivable	—	—	(249,430)
Payments received on notes receivable	—	—	66,930
Cash paid in connection with acquisition of DML Services, Inc.	—	—	(50,000)
Net Cash Provided by (Used in) Investing Activities	—	3,845	(471,079)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	—	—	3,456,606
Costs associated with the sale of stock	—	—	(19,363)
Proceeds from notes payable, related parties	—	—	219,900
Proceeds from warrant exercise	—	27,000	1,338,075
Proceeds from notes payable, other	—	—	2,322,300
Increase in finance contracts	—	—	117,479
Repayment of notes payable, related parties	—	—	(61,900)
Payments on finance contracts	(3,391)	(14,895)	(112,957)
Repayment of notes payable, other	—	—	(43,874)
Net Cash (Used in) Provided by Financing Activities	(3,391)	12,105	7,216,266

			July 27, 2002
			(Inception)
	Three Months Ended December 31,		Through December 31,
	2009	2008	2009
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,612)	8,826	736

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,348	32,456	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$736	$41,282	$736

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,307	$585	$173,770
Cash paid for income taxes	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES :
Accounts payable converted to equity	$6,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of El Capitan Precious Metals, Inc. (“El Capitan or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending September 30, 2010, or for any subsequent period. These interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2009, included in the Company’s Annual Report on Form 10-K, filed December 30, 2009. The consolidated balance sheet at September 30, 2009, has been derived from the audited financial statements included in the 2009 Annual Report.

Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2009 as reported in the Form 10−K have been omitted.

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming El Capitan will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. El Capitan is an exploration stage company and since its inception has had no revenues and through December 31, 2009, has incurred recurring losses aggregating $18,056,715 during the exploration stage. In addition, the Company does not have a revolving credit facility with any financial institution. These factors raise substantial doubt about El Capitan’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital, negotiating adequate financing arrangements and on achieving sufficiently profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - DUE FROM AFFILIATES

During the period October 2004 through December 2009, El Capitan made net payments on behalf of Minerals aggregating to $2,480,702 relating to costs incurred on behalf of El Capitan, Limited (“ECL”) on the El Capitan property site. Pursuant to an agreement with Minerals effective October 1, 2004, costs incurred by ECL at the El Capitan site are to be split between the companies in accordance with their percentage ownership interest. El Capitan holds a 40% equity interest in ECL, and Minerals holds the remaining 60% equity interest. Through December 31, 2009, Minerals has reimbursed or advanced El Capitan $2,584,867 of the incurred site costs.

At December 31, 2009, El Capitan owed Minerals $104,165.

NOTE 4 - STOCKHOLDERS’ EQUITY

Issuances of Common Stock, Warrants and Options

Common Stock

During the quarter ended December 31, 2009, El Capitan issued 66,667 shares of the Company’s common stock in payment of consulting services valued at $6,000.

Warrants

During the three months ended December 31, 2009, 300,000 warrants at an exercise price of $0.60 expired.

During the three months ended December 31, 2009, the Company did not issue any warrants.  The following table sets forth certain terms of the Company’s outstanding warrants and exercisable warrants as of December 31, 2009.

	Warrants Outstanding		Warrants Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, September 30, 2009	1,235,031	$0.59	1,235,031	$0.59
Granted	—	—	—	—
Expired/Cancelled	(300,000)	$(0.60)	(300,000)	$(0.60)
Exercised	—	—	—	—
Balance, December 31, 2009	935,031	$0.59	935,031	$0.59

Weighted average contractual life in years	.88		.88
Aggregate intrinsic value	$—		$—

At December 31, 2009, the Company had no outstanding warrants which had a right to call feature.

  Options

During the three months ended December 31, 2009, the Company did not grant any options.

The following table sets forth certain terms of the Company’s outstanding options and exercisable options as of December 31, 2009:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, September 30, 2009	3,250,000	$0.35	3,250,000	$0.35
Granted	—	—	—	—
Exercised	—	—	—	—
Expired/Cancelled	—	—	—	—
Balance, December 31, 2009	3,250,000	$0.35	3,250,000	$0.35

Weighted average contractual life in years	2.55		2.55

Aggregate intrinsic value	$—		$—

The aggregate intrinsic value in the warrant and option tables above represents total pretax intrinsic value (the difference between El Capitan’s closing stock price on December 31, 2009, and the exercise price, multiplied by the number of in-the-money warrants or options) that would have been received by the warrant or option holders had all warrant or option holders exercised their warrants or options on December 31, 2009. These amounts change based on the fair market value of El Capitan’s stock.

El Capitan has a Stock Incentive Plan under which 16,000,000 shares are reserved and registered for stock and option grants. There were 4,285,413 shares available for grant under the Plan at December 31, 2009, excluding the 3,250,000 options outstanding.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred between December 31, 2009 and February 12, 2010, which is the date the consolidated financial statements were available for issue, for possible disclosure or recognition in the consolidated financial statements. The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the consolidated financial statements except as noted below.

In January 2010, El Capitan issued 100,000 shares of the Company’s common stock in payment of consulting services valued at $17,000.

In January 2010 El Capitan received advances from its affiliated company aggregating $20,000 for working capital purposes.

Item 2 - Management’s Discussion and Analysis and Plan of Operation

RESULTS OF OPERATIONS

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

Revenues

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until one of our properties is sold. There is no guaranty that we will achieve proven viable precious metals at any of our property site locations.

Expenses and Net Loss

Our operating expenses decreased $311,396 from $404,914 for the three months ended December 31, 2008 to $93,518 for the three months ended December 31, 2009. The decrease is mainly attributable to decreases in professional fees of $23,122; exploration expenses of $22,129; officer compensation of $135,000; legal and accounting of $24,381; and warrant and option expense of $139,456. These decreases were offset by an increase of $34,581 for administrative consulting fees.

Our net loss for the three months ended December 31, 2009 decreased to $93,747 from a net loss of $405,494 incurred for the comparable three month period ended December 31, 2008. The decrease in net loss of $311,747 for the current period is attributable to the aforementioned decreases in operating expenses.

PLAN OF OPERATION

To address the going concern problem addressed in our financial statements, we will require raising additional working capital. We will also require additional working capital funds for continuing payments for the continued implementation of our business strategies, necessary corporate personnel, and related general and administrative expenses.

We have not generated any revenue from the production of gold or other metals since our inception, and historically have relied on equity and debt financings to finance our ongoing operations. We generated a net loss of $93,747 for the three months ended December 31, 2009. We have a total accumulated deficit of $18,056,715 at December 31, 2009. To continue as a going concern, we are dependent on continued fund raising. However, we have no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to us.

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

During the remainder of our current fiscal year, we will continue to concentrate on raising the necessary working capital through equity financing and an acceptable debt facility to ensure our ability to implement our business strategies. To the extent that additional capital is raised through the sale of equity or equity related securities, the issuance of such securities may result in dilution of our current stockholders.

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

In order to ensure continued timely and appropriate permitting, we hired an experienced New Mexico headquartered environmental services firm to manage this effort. When the permit is granted, it will provide the opportunity for a professional and methodical investigation into the additional geologic potential of this portion of our holdings without requiring further time-consuming permitting efforts. The area being permitted will allow access to a number of high-potential targets identified through previous surface sampling and remote sensing efforts, as well as to the prospective area to the west of the existing deposit, which remains open to geologic resource extension. This United States Forest Service (“USFS”) permitting effort, governed by the National Environmental Policy Act (NEPA) of 1972, is a robust process that can take a significant amount of time to complete. The typical process generally takes longer than the prescribed regulatory time frame, and is dependent upon a number of factors outside of our control, including, without limitation, governmental approvals, licensing and permitting, as well as potential opposition by third parties. Concurrently, GL Environmental has submitted a permit application with the New Mexico Mining & Minerals Division. Both permits must be approved prior to the commencement of drilling activity.

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

After numerous delays in the merger process, on September 18, 2009, Gold and Minerals gave a Notice of Termination to the Company referencing the Agreement and Plan of Merger, dated February 12, 2008, between the companies. The election to terminate was made pursuant to subparagraph (d) of Paragraph 10.1 of Article X of the Agreement. The main basis for the election to terminate was that the circumstances surrounding the Plan of Merger had changed since the execution of the Agreement. Upon completion of the metallurgical work, permitting and extraction process, and other current projects Gold and Minerals is currently working on, it is the intent of Gold and Minerals to re-enter into a new Agreement and Plan of Merger based on the circumstances at the time of implementation of the Agreement.

The Company and its affiliated company are currently working on new fire assay techniques for the Capitan ore. Upon perfecting this process we will have the process observed on multiple samples and have the process fully documented by a PhD chemist. Upon completion of this process, the chemist will then take the same samples to a second commercial lab to have the results verified by having them rerun the samples utilizing our procedure under his observation.

Liquidity

As of December 31, 2009, we had $736 of cash on hand. We will be required to raise additional working capital in equity or financing transactions in order to satisfy our expected cash expenditures. In the event that we are unable to obtain additional working capital, we may be forced to reduce our operating expenditures or to cease development and operations altogether. Currently we are dependent on our affiliated company for working capital funds.

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

Off-Balance Sheet Arrangements

During the quarter ended December 31, 2009, we did not engage in any off balance sheet arrangements as defined in item 303(c) of the SEC’s Regulation S-B.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Note 1, “Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2009, describe our significant accounting policies which are reviewed by management on a regular basis.

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

As of December 31, 2009, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2009, El Capitan issued 66,667 shares of the Company’s common stock in payment of consulting services valued at $6,000.

Item 5 – Other Information

None

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

Dated: February 12, 2010	EL CAPITAN PRECIOUS METALS, INC.

	By:	/s/ Charles C. Mottley
Charles C. Mottley
President, Chief Executive Officer and Director

Dated: February 12, 2010	By:	/s/ Stephen J. Antol
Stephen J. Antol
Chief Financial Officer

Index to Exhibits Filed with this Report

Exhibit No.	Description
31.1	Certification of Charles C. Mottley pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Stephen J. Antol pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Charles C. Mottley pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Stephen J. Antol pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.