Form 10-Q
period 2010-03-31
EL CAPITAN PRECIOUS METALS INC
filed 2010-05-14
CIK 1135202

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 90,829,111 shares of common stock, par value $0.001, issued and outstanding as of May 12, 2010.

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Form 10-Q for the Quarter Ended March 31, 2010

Table of Contents

		Page
PART I	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets – March 31, 2010 and September 30, 2009 (Unaudited)	F-1
	Consolidated Statements of Expenses –Three and six months ended March 31, 2010 and 2009 and for the period from July 26, 2002 (inception) through March 31, 2010 (Unaudited)	F-2
	Consolidated Statements of Stockholders’ Equity (Deficit) - period from July 26, 2002, (inception) through March 31, 2010 (Unaudited)	F-3
	Consolidated Statements of Cash Flows – Six months ended March 31, 2010 and 2009 and for the period from July 26, 2002 (inception) through March 31, 2010 (Unaudited)	F-6
	Notes to the Consolidated Financial Statements (Unaudited)	F-8

Item 2.	Management’s Discussion and Analysis or Plan of Operations	1

Item 4T.	Controls and Procedures	4

PART II	Other Information	4

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	4

Item 5.	Other Information	4

Item 6.	Exhibits	4

SIGNATURES		4

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This form 10-Qq may contain certain “forward-looking” statements as such term is defined by the securities and exchange commission in its rules, regulations and releases, which represent the registrant’s expectations or beliefs, including but not limited to, statements concerning the registrant’s operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intent,” “could,” “estimate,” “might,” “plan,” “predict” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the registrant’s control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, governmental regulation, managing and maintaining growth, the operations of the company and its subsidiaries, volatility of stock price, commercial viability of any mineral deposits and any other factors discussed in this and other registrant filings with the securities and exchange commission.  The company does not intend or undertake to update the information in this form 10-Q if any forward-looking statement later turns out to be inaccurate. The following should be read in conjunction with the information presented in the company’s annual report on form 10-K for the year ended September 30, 2009.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2010	September 30, 2009

ASSETS
CURRENT ASSETS :
Cash	$1,419	$2,348
Prepaid expenses and other current assets	6,827	26,189
Total Current Assets	8,246	28,537

Furniture and equipment net of accumulated depreciation of $26,359 and $23,495, respectively	5,813	8,677

OTHER ASSETS:
Investment in El Capitan, Ltd.	788,808	788,808
Deposits	22,440	22,440
Total Assets	$825,307	$848,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$112,231	$144,494
Accrued liabilities	329,106	357,711
Interest payable	48,111	48,111
Due affiliated company	176,090	47,061
Short term debt	1,130	7,913
Total Current Liabilities	666,668	605,290

STOCKHOLDERS’ EQUITY :

Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—

Common stock, $0.001 par value; 300,000,000 shares authorized; 89,297,723 and 88,587,369 issued and outstanding, respectively	89,298	88,587
Additional paid-in capital	18,192,747	18,117,553
Deficit accumulated during the exploration stage	(18,123,406)	(17,962,968)
Total Stockholders’ Equity	158,639	243,172
Total Liabilities And Stockholders’ Equity	$825,307	$848,462

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,		Period From July 26, 2002 (Inception) Through March 31,
	2010	2009	2010	2009	2010

OPERATING EXPENSES:
Professional fees	$1,978	$17,264	$2,983	$41,391	$3,253,728
Officer compensation expense	-	135,000	-	270,000	2,863,833
Administrative consulting fees	34,675	-	69,256	-	1,198,766
Management fees, related parties	-	-	-	-	320,500
Legal and accounting fees	13,250	41,122	30,836	83,089	1,280,891
Exploration expenses	22,949	14,599	33,839	47,618	2,328,426
Warrant, option and stock compensation expenses	-	110,305	-	249,761	4,076,578
Other general and administrative	11,382	28,189	40,838	59,534	1,200,342
Write-off of accounts payable	(15,253)	-	(15,253)	-	(15,253)
(Gain) loss on asset dispositions	-	(20,000)	-	(20,000)	34,733
	68,981	326,479	162,499	731,393	16,542,544
LOSS FROM OPERATIONS	(68,981)	(326,479)	(162,499)	(731,393)	(16,542,544)

OTHER INCOME (EXPENSE):
Interest income	-	5	-	10	36,250
Forgiveness of debt	-	-	-	-	115,214
Interest expense:
Related parties	-	-	-	-	(68,806)
Other	(169)	(722)	(398)	(1,307)	(308,684)
Gain (loss) on extinguishment of liabilities	2,459	-	2,459	-	(222,748)
Accretion of notes payable discounts	-	-	-	-	(1,132,088)
	2,290	(717)	2,061	(1,297)	(1,580,862)
NET LOSS	$(66,691)	$(327,196)	$(160,438)	$(732,690)	$(18,123,406)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	89,221,595	88,452,480	88,932,865	87,534,096

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
July 26, 2002 (Inception) to March 31, 2010
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
July 26, 2002 (Inception) to March 31, 2010

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

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
July 26, 2002 (Inception) to March 31, 2010

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid in Capital	Deficit Accumulated During The Exploration Stage	Total
Common stock issued for services	1,127,744	1,127	—	95,205	—	96,332
Common stock sold by the exercise of warrants & options	725,000	725	—	35,525	—	36,250
Common stock issued for compensation	562,500	563	—	44,437	—	45,000
Warrant and option expense	—	—	—	249,759	—	249,759
Net loss	—	—	—	-	(953,501)	(953,501)
Balances at September 30, 2009	88,587,369	$88,587	$—	$18,117,553	$(17,962,968)	$243,172

Common stock issued for services	363,955	364	—	44,365	—	44,729
Conversion of accounts payable and accrued liabilities to equity	346,399	347	—	30,829	—	31,176
Net loss	—	—	—	—	(160,438)	(160,438)
Balances at March 31, 2010 (Unaudited)	89,297,723	$89,298	$—	$18,192,747	$(18,123,406)	$158,639

The accompanying notes are an integral part of these consolidated financial statements

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			July 27, 2002
			(Inception)
	Six Months Ended March 31,		Through March 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(160,438)	$(732,690)	$(18,123,406)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Warrant and option expense	—	249,759	4,076,578
Beneficial conversion of notes payable	—	—	225,207
Non-cash expense with affiliate	—	—	7,801
Share-based compensation	44,729	129,332	5,643,112
Accretion of discount on notes payable	—	—	1,132,088
(Gain) loss on disposition of fixed assets	—	(20,000)	34,733
Write-off of accounts payable	(15,253)	—	(15,253)
Forgiveness of debt	—	—	(115,214)
(Gain) on conversion of debt to equity	(2,459)	—	(2,459)
Provision for uncollectible note receivable	—	—	62,500
Depreciation	2,864	4,400	71,758
Changes in operating assets and liabilities:
Miscellaneous receivable	—	(9,860)	4,863
Interest Receivable	—	—	(13,611)
Prepaid expenses and other assets	19,362	38,589	(9,300)
Expense advances (to) from on behalf of affiliated company	129,029	(10,774)	(386,900)
Accounts payable	(11,010)	72,373	127,754
Accounts payable - related party	—	924	364
Accrued liabilities	(970)	237,250	489,259
Interest payable, other	—	—	49,750
Net Cash Provided by (Used in) Operating Activities	5,854	(40,697)	(6,740,376)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property interest	—	—	(100,000)
Purchase of furniture and equipment	—	—	(148,140)
Proceeds from asset dispositions	—	20,000	32,001
Deposits	—	4,335	(22,440)
Issuance of notes receivable	—	—	(249,430)
Payments received on notes receivable	—	—	66,930
Cash paid in connection with acquisition of DML Services, Inc.	—	—	(50,000)
Net Cash Provided by (Used in) Investing Activities	—	24,335	(471,079)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	—	—	3,456,606
Costs associated with the sale of stock	—	—	(19,363)
Proceeds from notes payable, related parties	—	—	219,900
Proceeds from warrant exercise	—	36,250	1,338,075
Proceeds from notes payable, other	—	—	2,322,300
Increase in finance contracts	—	—	117,479
Repayment of notes payable, related parties	—	—	(61,900)
Payments on finance contracts	(6,783)	(27,362)	(116,349)
Repayment of notes payable, other	—	—	(43,874)
Net Cash (Used in) Provided by Financing Activities	(6,783)	8,888	7,212,874

			July 27, 2002
			(Inception)
	Three Months Ended March 31,		Through March 31,
	2010	2009	2010
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(929)	(7,474)	1,419

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,348	32,456	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,419	$24,982	$1,419

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$398	$1,307	$172,861
Cash paid for income taxes	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES :
Accounts payable and accrued liabilities converted to equity	$31,176	$—	$31,176

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. El Capitan is an exploration stage company and since its inception has had no revenues and through March 31, 2010, has incurred recurring losses aggregating $18,123,406 during the exploration stage. In addition, the Company does not have a revolving credit facility with any financial institution. These factors raise substantial doubt about El Capitan’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital, negotiating adequate financing arrangements and on achieving sufficiently profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - DUE FROM AFFILIATES

During the period October 2004 through March 2010 El Capitan made net payments on behalf of Gold & Minerals Company, Inc. (“Minerals”) aggregating $2,483,149 relating to costs incurred on behalf of El Capitan, Limited (“ECL”) on the El Capitan property site. Pursuant to an agreement with Minerals effective October 1, 2004, costs incurred by ECL at the El Capitan site are to be split between the companies in accordance with their percentage ownership interest. El Capitan holds a 40% equity interest in ECL, and Minerals holds the remaining 60% equity interest. Through March 31, 2010, Minerals has reimbursed or advanced El Capitan $2,659,239 of the incurred site costs. At March 31, 2010, El Capitan owed Minerals $176,090.

NOTE 4 - STOCKHOLDERS’ EQUITY

Issuances of Common Stock, Warrants and Options

Common Stock

During the quarter ended December 31, 2009, the Company issued 66,667 shares of the Company’s S-8 common stock in payment of accrued consulting services valued at $6,000.

During the quarter ended March 31, 2010, the Company issued 100,000 shares of the Company’s S-8 common stock in payment of consulting services valued at $17,000.

During the quarter ended March 31, 2010, the Company issued 543,687 shares of the Company’s S-8 common stock valued at $52,905 to an officer of the Company for accrued and current period compensation.

Warrants

During the six months ended March31, 2009, 300,000 warrants at an exercise price of $0.60 expired.

During the six months ended March 31, 2010, the Company did not issue any warrants.  The following table sets forth certain terms of the Company’s outstanding warrants and exercisable warrants as of March 31, 2010.

	Warrants Outstanding		Warrants Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, September 30, 2009	1,235,031	$0.59	1,235,031	$0.59
Granted	—	—	—	—
Expired/Cancelled	(300,000)	$(0.60)	(300,000)	$(0.60)
Exercised	—	—	—	—
Balance, March 31, 2010	935,031	$0.59	935,031	$0.59

Weighted average contractual life in years	.63		.63
Aggregate intrinsic value	$—		$—

At March 31, 2010, the Company had no outstanding warrants which had a right to call feature.

Options

During the six months ended March 31, 2010, the Company did not grant any options.

The following table sets forth certain terms of the Company’s outstanding options and exercisable options as of March 31, 2010:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, September 30, 2009	3,250,000	$0.35	3,250,000	$0.35
Granted	—	—	—	—
Exercised	—	—	—	—
Expired/Cancelled	—	—	—	—
Balance, March 31, 2010	3,250,000	$0.35	3,250,000	$0.35

Weighted average contractual life in years	2.3		2.3

Aggregate intrinsic value	$—		$—

The intrinsic value of each option or warrant share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money". Aggregate intrinsic value represents the pretax value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.33 closing stock price of the Company’s Common Stock on March 31, 2010. There were no in-the-money options and warrants vested and exercisable as of March 31, 2010. The intrinsic value amounts change based on the market price of the Company’s stock.

The Company has a Stock Incentive Plan under which 16,000,000 shares are reserved and registered for stock and option grants. There were 3,903,170 shares available for grant under the Plan at March 31, 2010, excluding the 3,250,000 options outstanding.

NOTE 5 – SUBSEQUENT EVENTS

In April 2010, the Company issued 31,388 shares of the Company’s common stock in payment of compensation to an officer valued at $5,527.

In April 2010, the Company received advances from its affiliated company aggregating $12,000 for working capital purposes.

In April 2010, the Board of Directors granted to each of the three directors, 500,000 shares of the Company’s S-8 stock valued at an aggregate of $525,000 based upon the closing price of the Company’s stock on the date of the grant.

The Company’s Board reviewed various prior Board Written Actions, Minutes and Company status updates and the Board actions dated September 9, 2008, referencing the cancellation and reissuance of new stock options at a reduced exercise price and the removal of prior terms and conditions for the vesting of the options to then current two officers of the Company. The details of these option transactions are disclosed in the Company’s Form 8-K filing dated September 11, 2008. Upon review and detailed discussion of the previous actions and Company’s direction at the time of the reissuance, on April 10, 2010, the Board cancelled the outstanding vested stock options of the two officers which aggregated 1,750,000.

Item 2 - Management’s Discussion and Analysis and Plan of Operation

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until one of our properties is sold. There is no guaranty that we will achieve proven viable precious metals at any of our property site locations.

Expenses and Net Loss

Our operating expenses decreased $257,498 from $326,479 for the three months ended March 31, 2009 to $68,981 for the three months ended March 31, 2010. The decrease is mainly attributable to decreases in professional fees of $15,286; officer compensation of $100,325, net of current period administrative consulting of $34,675; legal and accounting of $27,872; other general and administrative of $16,807; warrant and option expense of $110,305; and a gain from the write-off of accounts payable of $15,253 during the three months ended March 31, 2010. These decreases were offset by an increase of $8,350 for exploration expenses relating to research on a recovery process and no recognized gain on asset dispositions in the current period.

Our net loss for the three months ended March 31, 2010 decreased to $66,691 from a net loss of $327,196 incurred for the comparable three month period ended March 31, 2009. The decrease in net loss of $260,505 for the current period is attributable to the aforementioned net decreases in operating expenses.

Six Months Ended March 31, 2010 Compared to Six Months Ended March 31, 2009

Revenues

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until one of our properties is sold. There is no guaranty that we will achieve proven viable precious metals at any of our property site locations.

Expenses and Net Loss

Our operating expenses decreased $568,894 from $731,393 for the six months ended March 31, 2009 to $162,499 for the six months ended March 31, 2010. The decrease is mainly attributable to decreases in professional fees of $38,408; officer compensation of $200,744, net of the current six month period administrative consulting of $69,256; legal and accounting of $52,253; other general and administrative of $18,696; exploration expenses of $13,779; warrant and option expense of $249,761; and a gain from the write-off of accounts payable of $15,253 during the six months ended March 31, 2010. These decreases were offset by no recognized gain on asset dispositions in the current six month period.

Our net loss for the six months ended March 31, 2010 decreased to $160,438 from a net loss of $732,690 incurred for the comparable six month period ended March 31, 2009. The decrease in net loss of $572,252 for the current six month period is attributable to the aforementioned net decreases in operating expenses.

PLAN OF OPERATION

To address the going concern problem addressed in our financial statements, we will require raising additional working capital. We will also require additional working capital funds for continuing payments for the continued implementation of our business strategies, necessary corporate personnel, and related general and administrative expenses.

We have not generated any revenue from the production of gold or other metals since our inception, and historically have relied on equity and debt financings to finance our ongoing operations. We generated a net loss of $160,438 for the six months ended March 31, 2010. We have a total accumulated deficit of $18,123,406 at March 31, 2010. To continue as a going concern, we are dependent on continued fund raising. However, we have no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to us.

We are dependent on obtaining additional financing or equity placements to continue our exploration, metallurgical and recovery program efforts on the Capitan project. We have no current plans or arrangements for these additional capital requirements, and we anticipate that we will continue to seek the additional financing scenarios during the second calendar quarter of 2010.

1

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

On July 14, 2008, we announced that we had entered into a Memorandum of Understanding with the USFS related to the permitting of 112 exploration drill holes planned on 2,000 acres of the El Capitan claims in Lincoln County, New Mexico. The action signals the initiation of the Federal Environmental Assessment (“EA”) permitting process. Based upon recent USFS EA completion timelines, we currently anticipate receipt of permits in the third calendar quarter of 2010, at which time exploration activity could resume.

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

In April 2010 our Board of Directors voted to continue the merger transaction with Minerals and Minerals concurred. The parties will proceed to draft and re-enter into a new Agreement and Plan of Merger based on the current circumstances. The Companies will proceed to raise the necessary working capital to complete all aspects of the merger process of the companies; continue the research work on the extraction and assay processes; and the necessary working capital for payment of the general and administrative expenses.

The Company and its affiliated company are continuing to work on new fire assay techniques for the Capitan ore. Upon perfecting this process we will have the process observed on multiple samples and have the process fully documented by a PhD chemist. Upon completion of this process, the chemist will then take the same samples to a second commercial lab to have the results verified by having them rerun the samples utilizing our procedure under his observation.

The Company is currently discussing alternative avenues for raising the required working capital with multiple sources. Management and the Board of Directors of the Company and Minerals will analyze the various financing scenarios upon completion of the due diligence process and make a determination as to the most advantageous avenue to  proceed and achieve the long range goals of the Company and Minerals and the merger process.

2

Liquidity

As of March 31, 2010, we had $1,419 of cash on hand.  We will be required to raise additional working capital in equity or financing transactions in order to satisfy our expected cash expenditures. In the event that we are unable to obtain additional working capital, we may be forced to reduce our operating expenditures or to cease development and operations altogether. Currently we are dependent on our affiliated company for working capital funds and are currently reviewing alternative sources to raise the required working capital to complete our Company business strategy.

Additionally, we continually evaluate business opportunities such as joint venture processing agreements with the objective of creating cash flow to sustain the Company and provide a source of funds for growth and continued research on the El Capitan deposit. There are no assurances of success in our ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If management’s plans are not successful, operations and liquidity may be adversely impacted. In the event that we are unable to obtain additional working capital, we may be forced to reduce our operating expenditures or to cease development and operations altogether.

Factors Affecting Future Operating Results

We have generated no revenues, other than interest income, since inception. As a result, we have only a limited operating history upon which to evaluate our future potential performance. Our potential must be considered by evaluation of all risks and difficulties encountered by new companies which have not yet established business operations.

The price of gold has experienced an increase in value over the past three years. Any significant drop in the price of gold, other precious metals or iron ore prices may have a materially adverse affect on the future results of potential operations unless we are able to offset such a price drop by substantially increased production or may affect our ability to market the sale Capitan property site.

We have no proven or probable reserves as defined by the SEC’s Guide 7 and we currently have no ability to measure or prove our reserves on the El Capitan mine site in New Mexico. We are currently having geological work performed on samples from this site and having an economically feasible precious metals recovery process developed by an outside metallurgical firm for the ore at this site.

Off-Balance Sheet Arrangements

During the quarter ended March 31, 2010, we did not engage in any off balance sheet arrangements as defined in item 303(c) of the SEC’s Regulation S-B.

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

3

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

As of March 31, 2010, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

 Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2010, the Company issued 100,000 shares of the Company’s S-8 common stock in payment of consulting services valued at $17,000.

During the quarter ended March 31, 2010, the Company issued 543,687 shares of the Company’s S-8 common stock valued at $52,905 to an officer of the Company for accrued and current period compensation.

Item 5 – Other Information

None

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

Dated: February 14, 2010	EL CAPITAN PRECIOUS METALS, INC.

	By:	/s/ Charles C. Mottley
Charles C. Mottley
President, Chief Executive Officer and Director

Dated: February 14, 2010	By:	/s/ Stephen J. Antol
Stephen J. Antol
Chief Financial Officer

4