Form 10-Q
period 2010-06-30
EL CAPITAN PRECIOUS METALS INC
filed 2010-08-20
CIK 1135202

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number:  333-56262

EL CAPITAN PRECIOUS METALS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	88-0482413
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

15225 North 49th Street
Scottsdale, AZ 85254
 (Address of principal executive offices)

   (303) 472-3298
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  95,536,009 shares of common stock, par value $0.001, issued and outstanding as of August 17, 2010.

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Form 10-Q for the Quarter Ended June 30, 2010

		Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets – June 30, 2010 and September 30, 2009 (Unaudited)	F-1
	Consolidated Statements of Expenses – Three and nine months ended June 30, 2010 and 2009 and for the period from July 26, 2002 (inception) through June 30, 2010 (Unaudited)	F-2
	Consolidated Statements of Stockholders’ Equity (Deficit) – period from July 26, 2002 (inception) through June 30, 2010 (Unaudited)	F-3
	Consolidated Statements of Cash Flows – Nine months ended June 30, 2010 and 2009 and for the period from July 26, 2002 (inception) through June 30, 2010 (Unaudited)	F-6
	Notes to the Consolidated Financial Statements (Unaudited)	F-8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	4
Item 4T.	Controls and Procedures	4

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	4
Item 1A.	Risk Factors	5
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5
Item 3.	Defaults Upon Senior Securities	5
Item 4.	(Removed and Reserved)	6
Item 5.	Other Information	6
Item 6.	Exhibits	6

SIGNATURES		7

-i-

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
  (An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2010	September 30, 2009

ASSETS

CURRENT ASSETS :
Cash	$295,843	$2,348
Prepaid expenses and other current assets	11,840	26,189
Total Current Assets	307,683	28,537

Furniture and equipment net of accumulated depreciation of $27,790 and $23,495, respectively	4,382	8,677

OTHER ASSETS:
Investment in El Capitan, Ltd.	788,808	788,808
Deposits	22,440	22,440
Total Assets	$1,123,313	$848,462

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$146,317	$144,494
Accrued liabilities	340,139	357,711
Interest payable	48,111	48,111
Due affiliated company	147,367	47,061
Short term debt	–	7,913
Total Current Liabilities	681,934	605,290

STOCKHOLDERS’ EQUITY :

Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.001 par value; 300,000,000 shares authorized; 92,348,556 and 88,587,369 issued and outstanding, respectively	92,349	88,587
Common stock subscribed	48,000	–
Additional paid-in capital	19,242,628	18,117,553
Deficit accumulated during the exploration stage	(18,941,598)	(17,962,968)
Total Stockholders’ Equity	441,379	243,172
Total Liabilities and Stockholders’ Equity	$1,123,313	$848,462

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
  (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,		Period From July 26, 2002 (Inception) Through June 30,
	2010	2009	2010	2009	2010

OPERATING EXPENSES:
Professional fees	$67,210	$5,648	$70,193	$47,039	$3,320,938
Officer compensation expense	–	45,000	–	315,000	2,863,833
Administrative consulting fees	647,000	–	716,256	–	1,845,766
Management fees, related parties	–	–	–	–	320,500
Legal and accounting fees	27,812	22,859	58,648	105,948	1,308,703
Exploration expenses	58,328	7,555	92,167	55,173	2,386,754
Warrant, option and stock compensation expenses	–	–	–	249,761	4,076,578
Other general and administrative	17,894	16,472	58,732	76,006	1,218,236
Write-off of accounts payable	–	–	(15,253)	–	(15,253)
Gain (loss) on asset dispositions	–	–	–	(20,000)	34,733
	818,244	97,534	980,743	828,927	17,360,788
LOSS FROM OPERATIONS	(818,244)	(97,534)	(980,743)	(828,927)	(17,360,788)

OTHER INCOME (EXPENSE):
Interest income	52	25	52	35	36,302
Forgiveness of debt	–	–	–	–	115,214
Interest expense:
Related parties	–	–	–	–	(68,806)
Other	–	–	(398)	(1,307)	(308,684)
Gain (loss) on extinguishment of liabilities	–	–	2,459	–	(222,748)
Accretion of notes payable discounts	–	–	–	–	(1,132,088)
	52	25	2,113	(1,272)	(1,580,810)
NET LOSS	$(818,192)	$(97,509)	$(978,630)	$(830,199)	$(18,941,598)

Basic and diluted net loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	90,881,551	88,460,702	89,582,427	87,842,965

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
July 26, 2002 (Inception) to June 30, 2010
(Unaudited)

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid-In Capital	Deficit Accumulated During The Exploration Stage	Total

Initial Issuance of Common Stock	3,315,000	$3,315	–	$(3,306)	$–	$9
Net loss	–	–	–	–	(21,577)	(21,577)
	3,315,000	$3,315	$–	$(3,306)	$(21,577)	$(21,568)

Issuance of common stock to Gold and Minerals Company, Inc. in connection with purchase of interests in assets of El Capitan, Ltd. in November 2002	35,685,000	35,685	–	(35,663)	–	22
Acquisition of DML Services on March 17, 2003	6,720,000	6,720	–	(56,720)	–	(50,000)
Common stock issued for interest expense related to a note payable	525,000	525	–	16,975	–	17,500
Common stock and warrants issued for services	150,000	150	–	188,850	–	189,000
Common stock issued for compensation	2,114,280	2,115	–	847,885	–	850,000
Issuance of common stock to Gold and Minerals Company, Inc. in connection with purchase of COD property in August 2003, $0.00 per share	3,600,000	3,600	–	(3,600)	–	–
Net loss	–	–	–	–	(1,561,669)	(1,561,669)
Balances at September 30, 2003 (Unaudited)	52,109,280	$52,110	$–	$954,421	$(1,583,246)	$(576,715)

Cost associated with warrants and options issued	–	–	–	108,000	–	108,000
Common stock issued for compensation	3,650,164	3,650	–	516,350	–	520,000
Common stock issued for services and expenses	2,082,234	2,083	–	393,682	–	395,765
Common stock issued for notes payable	1,827,938	1,827	–	381,173	–	383,000
Beneficial conversion of notes payable	–	–	–	75,000	–	75,000
Common stock issued for acquisition of Weaver property interest in July 2004	3,000,000	3,000	–	(3,000)	–	–
Stock subscriptions	–	–	50,000	–	–	50,000
Net loss	–	–	–	–	(1,314,320)	(1,314,320)
Balances at September 30, 2004 (Unaudited)	62,669,616	$62,670	$50,000	$2,425,626	$(2,897,566)	$(359,270)
(Continued)
The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
July 26, 2002 (Inception) to June 30, 2010
(Unaudited)

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid-In Capital	Deficit Accumulated During The Exploration Stage	Total

Subscribed stock issued	200,000	200	(50,000)	49,800	–	–
Common stock issued for services	2,290,557	2,290	–	1,254,245	–	1,256,535
Common stock sold in private placement	3,865,000	3,865	–	1,785,272	–	1,789,137
Common stock issued for notes payable	383,576	384	–	153,042	–	153,426
Beneficial conversion of notes payable	–	–	–	21,635	–	21,635
Cost associated with warrants and options issued	–	–	–	149,004	–	149,004
Discounts on notes payable	–	–	–	113,448	–	113,448
Net loss	–	–	–	–	(3,244,841)	(3,244,841)
Balances at September 30, 2005 (Unaudited)	69,408,749	$69,409	$–	$5,952,072	$(6,142,407)	$(120,926)
Common stock issued for services	310,000	310	–	274,690	–	275,000
Common stock sold in private placement	2,189,697	2,190	–	1,158,775	–	1,160,965
Common stock issued for notes payable	2,124,726	2,125	–	1,147,875	–	1,150,000
Beneficial conversion of note payable	–	–	–	128,572	–	128,572
Discounts on issuance of convertible notes payable	–	–	–	1,018,640	–	1,018,640
Costs associated with warrants and options issued	–	–	–	163,750	–	163,750
Common stock issued for exercise of options and warrants	498,825	499	–	256,251	–	256,750
Common stock issued for compensation	364,912	364	–	286,772	–	287,136
Provision for deferred income tax related to timing difference on debt discount	–	–	–	(80,322)	–	(80,322)
Net loss	–	–	–	–	(4,041,802)	(4,041,802)
Balances at September 30, 2006 (Unaudited)	74,896,909	$74,897	$–	$10,307,075	$(10,184,209)	$197,763

Stock issued for conversion of notes payable	1,500,000	1,500	–	748,500	–	750,000
Common stock sold in private placement	50,000	50	–	24,950	–	25,000
Common stock sold by the exercise of warrants and options	2,258,000	2,258	–	1,121,742	–	1,124,000
Common stock issued for compensation	966,994	968	–	604,583	–	605,551
Reverse provision for deferred income tax related to timing difference on debt discount	–	–	–	80,322	–	80,322
(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
July 26, 2002 (Inception) to June 30, 2010
(Unaudited)

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid-In Capital	Deficit Accumulated During The Exploration Stage	Total

Common stock issued for services	80,216	81	–	52,325	–	52,406
Cost associated with issuance of warrants and options	–	–	–	2,249,475	–	2,249,475
Net loss	–	–	–	–	(4,437,775)	(4,437,775)
Balances at September 30, 2007	79,752,119	$79,754	$–	$15,188,972	$(14,621,984)	$646,742

Common stock sold in private placement	300,000	300	–	149,700	–	150,000
Common stock issued for exercise of cashless warrants	12,000	12	–	(12)	–	–
Common stock sold by the exercise of warrants and options	1,257,500	1,257	–	176,568	–	177,825
Common stock issued for compensation	1,637,356	1,637	–	358,774	–	360,411
Common stock issued for services	3,213,150	3,212	–	662,035	–	665,247
Warrant and option expense	–	–	–	1,156,590	–	1,156,590
Net loss	–	–	–	–	(2,387,483)	(2,387,483)
Balances at September 30, 2008	86,172,125	$86,172	$–	$17,692,627	$(17,009,467)	$769,332

Common stock issued for services	1,127,744	1,127	–	95,205	–	96,332
Common stock sold by the exercise of warrants and options	725,000	725	–	35,525	–	36,250
Common stock issued for compensation	562,500	563	–	44,437	–	45,000
Warrant and option expense	–	–	–	249,759	–	249,759
Net loss	–	–	–	–	(953,501)	(953,501)
Balances at September 30, 2009	88,587,369	$88,587	$–	$18,117,553	$(17,962,968)	$243,172

Common stock issued for services	325,000	325	–	93,175	–	93,500
Conversion of accounts payable and accrued liabilities to equity	346,399	347	–	30,829	–	31,176
Common stock issued for compensation	2,075,927	2,076	–	647,234	–	649,310
Sale of common stock	1,013,861	1,014	–	353,837	–	354,851
Proceeds from stock subscriptions	–	–	48,000	–	–	48,000
Net loss	–	–	–	–	(978,630)	(978,630)
Balances at June 30, 2010 (Unaudited)	92,348,556	$92,349	$48,000	$19,242,628	$(18,941,598)	$441,379

The accompanying notes are an integral part of these consolidated financial statements.

 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			July 27, 2002
			(Inception)
	Nine Months Ended June 30,		Through June 30,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(978,630)	$(830,199)	$(18,941,598)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Warrant and option expense	–	249,761	4,076,578
Beneficial conversion of notes payable	–	–	225,207
Non-cash expense with affiliate	–	–	7,801
Share-based compensation	742,810	129,330	6,341,193
Accretion of discount on notes payable	–	–	1,132,088
(Gain) loss on disposition of fixed assets	–	(20,000)	34,733
Write-off of accounts payable	(15,253)	–	(15,253)
Forgiveness of debt	–	–	(115,214)
(Gain) on conversion of debt to equity	(2,459)	–	(2,459)
Provision for uncollectible note receivable	–	–	62,500
Depreciation	4,295	6,356	73,189
Changes in operating assets and liabilities:
Miscellaneous receivable	–	2,472	4,863
Interest receivable	–	–	(13,611)
Prepaid expenses and other assets	14,349	13,893	(14,313)
Expense advances (to) from on behalf of affiliated company	100,306	31,653	(415,623)
Accounts payable	23,076	95,538	161,840
Accounts payable - related party	–	(364)	364
Accrued liabilities	10,063	265,167	500,292
Interest payable, other	–	–	49,750
Net Cash Used in Operating Activities	(101,443)	(56,393)	(6,847,673)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property interest	–	–	(100,000)
Purchase of furniture and equipment	–	–	(148,140)
Proceeds from asset dispositions	–	20,000	32,001
Deposits	–	4,335	(22,440)
Issuance of notes receivable	–	–	(249,430)
Payments received on notes receivable	–	–	66,930
Cash paid in connection with acquisition of DML Services, Inc.	–	–	(50,000)
Net Cash Provided by (Used in) Investing Activities	–	24,335	(471,079)
(Continued)
The accompanying notes are an integral part of these consolidated financial statements.

 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			July 27, 2002
			(Inception)
	Nine Months Ended June 30,		Through June 30,
	2010	2009	2010

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	402,851	–	3,859,457
Costs associated with the sale of stock	–	–	(19,363)
Proceeds from notes payable, related parties	–	–	219,900
Proceeds from warrant exercise	–	36,250	1,338,075
Proceeds from notes payable, other	–	–	2,322,300
Increase in finance contracts	–	–	117,479
Repayment of notes payable, related parties	–	–	(61,900)
Payments on finance contracts	(7,913)	(27,362)	(117,479)
Repayment of notes payable, other	–	–	(43,874)
Net Cash Provided by Financing Activities	394,938	8,888	7,614,595

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	293,495	(23,170)	295,843

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,348	32,456	–

CASH AND CASH EQUIVALENTS, END OF PERIOD	$295,843	$9,286	$295,843

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$398	$1,307	$172,861
Cash paid for income taxes	$–	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES :
Accounts payable and accrued liabilities converted to equity	$31,176	$–	$31,176

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of El Capitan Precious Metals, Inc. (“El Capitan” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending September 30, 2010, or for any subsequent period. These interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2009, included in the Company’s Annual Report on Form 10-K, filed December 30, 2009. The consolidated balance sheet at September 30, 2009, has been derived from the audited financial statements included in the 2009 Annual Report.

Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2009 as reported in the Form 10-K have been omitted. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - MERGER AGREEMENT WITH AFFILIATE

On June 28, 2010, the Company and Gold and Minerals Company, Inc. (“Minerals”), a Nevada corporation and MergerCo, the Company’s wholly owned subsidiary, signed the Agreement and Plan of Merger (the “Merger Agreement”). Mr. Charles Mottley is a Director of the Company, Minerals and MergerCo.

The Company is a 40% owner of El Capitan Limited (“ECL”), an Arizona corporation, who is the owner of the Capitan property site, and Minerals is the 60% owner of ECL. The proposed merger will give the Company 100% control and ownership of the El Capitan property site and will consolidate the assets of the companies. Since October 2004, the owners of ECL have been sharing exploration and other property related expenses in accordance with their equity ownership percentage.

The merger will be a stock for stock transaction and the Company will issue Company shares to the Minerals shareholders in exchange for all their Minerals shares under an agreed to formula in the Merger Agreement. The Company shares to be issued will be based on the outstanding shares of the Company and outstanding warrants and options at the effective date of the merger. The Company estimates that approximately 144-148M shares will be issued on the effective date of the merger.  Pursuant to the Merger Agreement, (i) MergerCo will merge with and into Minerals and (ii) Minerals will be the surviving company to the merger and the Company’s wholly owned subsidiary. Upon completion of the merger, the Company estimates that the shareholders of Minerals will hold approximately 60% of the Company’s outstanding common stock immediately after the effective date of the merger.  No change in control will result from the completion of the merger.

NOTE 3 - DUE TO AFFILIATE

During the period October 2004 through June 2010, El Capitan made net payments on behalf of Minerals aggregating $2,556,201 relating to costs incurred on behalf of El Capitan, Ltd. (“ECL”) on the El Capitan property site. Pursuant to an agreement with Minerals effective October 1, 2004, costs incurred by ECL at the El Capitan site are to be split between the companies in accordance with their percentage ownership interest. El Capitan holds a 40% equity interest in ECL, and Minerals holds the remaining 60% equity interest. Through June 30, 2010, Minerals has reimbursed or advanced El Capitan $2,703,568 of the incurred site costs or other advances. At June 30, 2010, El Capitan owed Minerals $147,367.

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

During the quarter ended June 30, 2010, the Company issued 61,972 shares of the Company’s S-8 common stock valued at $16,581 to an officer of the Company for compensation.

During the quarter ended June 30, 2010, the Company issued 225,000 shares of the Company’s S-8 common stock in payment of consulting services valued at $76,500.

During the quarter ended June 30, 2010, the Company issued 1,500,000 shares of the Company’s S-8 common stock valued at $525,000 to directors of the Company and 250,000 shares of restricted common stock, as defined under SEC Rule 144, to an officer of the Company valued at $80,000 for current period compensation.

During the period May 25, 2010, through June 30, 2010, the Company issued 1,013,861 shares of restricted common stock at $0.35 per share to twenty-four (24) accredited investors and to four (4) non-accredited investors, as the term is defined by SEC Rule 501, in the aggregate amount of $354,852. These sales were made pursuant to a private placement of securities under Section 4(2) and Rule 506 promulgated under the Securities Act and without public solicitation. There were no underwriting discounts or commissions paid on these sales of securities. As of June 30, 2010, the Company had also accepted three (3) subscription agreements from non-accredited investors aggregating $48,000. The Company intends to file a registration statement covering the sale of shares of common stock and to use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC.

Warrants

During the nine months ended June 30, 2010, 300,000 warrants at an exercise price of $0.60 expired and 68,364 warrants at an exercise price of $0.50 expired.

During the nine months ended June 30, 2010, the Company did not grant any warrants.  The following table sets forth certain terms of the Company’s outstanding warrants and exercisable warrants as of June 30, 2010:

	Warrants Outstanding		Warrants Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Balance, September 30, 2009	1,235,031	$0.59	1,235,031	$0.59
Granted	–	–	–	–
Expired/Cancelled	(368,364)	$(0.58)	(368,364)	$(0.58)
Exercised	–	–	–	–
Balance, June 30, 2010	866,667	$0.60	866,667	$0.60

Weighted average contractual life in years	.43		.43

Aggregate intrinsic value	$–		$–

At June 30, 2010, the Company had no outstanding warrants which had a right to call feature.

Options

During the nine months ended June 30, 2010, the Company did not grant any options.

During the nine months ended June 30, 2009, 450,000 options at an exercise price of $0.70 expired, and  250,000 options previously granted to the former CEO and President of the Company were cancelled due to them being granted in excess of the annual amount allowed to any single individual under the 2005 Stock Incentive Plan.

The following table sets forth certain terms of the Company’s outstanding options and exercisable options as of June 30, 2010:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Balance, September 30, 2009	3,250,000	$0.35	3,250,000	$0.35
Granted	–	–	–	–
Exercised	–	–	–	–
Expired/Cancelled	(700,000)	$(0.50)	(700,000)	$(0.50)
Balance, June 30, 2010	2,550,000	$0.31	2,550,000	$0.31

Weighted average contractual life in years	2.6		2.6

Aggregate intrinsic value	$525,000		$525,000

The intrinsic value of each option or warrant share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money.”  Aggregate intrinsic value represents the pretax value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.49 closing stock price of the Company’s common stock on June 30, 2010. There were no in-the-money warrants vested and exercisable and there were 1,500,000 in-the-money options vested and exercisable as of June 30, 2010. The intrinsic value amounts change based on the market price of the Company’s stock.

The Company has a 2005 Stock Incentive Plan under which 16,000,000 shares are reserved and registered for stock and option grants. There were 2,816,198 shares available for grant under the Plan at June 30, 2010, excluding the 2,550,000 options outstanding.

NOTE 5 – SUBSEQUENT EVENTS

During the period July 1, 2010 through August 10, 2010, the Company has reimbursed Minerals $100,000 of the advances made to the Company.

During the period July 1, 2010 through August 12, 2010, the Company issued 2,987,453 shares of restricted common stock at $0.35 per share to fifty-two (52) accredited investors and to twenty-six (26) non-accredited investors, as the term is defined by SEC Rule 501, in the aggregate amount of $1,045,594. These sales were made pursuant to a private placement of securities under Section 4(2) and Rule 506 promulgated under the Securities Act and without public solicitation. There were no underwriting discounts or commissions paid on these sales of securities. As of August 12, 2010, the Company had also accepted ten (10) subscription agreements from non-US foreign investors and two (2) from accredited investors aggregating $104,375. The Company intends to file a registration statement covering the sale of shares of common stock and to use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC.

The Company is currently preparing an S-4 Registration Statement to be filed with the SEC referencing the merger of the Company and Minerals. The S-4 Registration Statement registers the securities to be issued in the business combination transaction. The Company anticipates that the filing will be submitted to the SEC in early September 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis of our financial condition and results of operation should be read in conjunction with our unaudited interim consolidated financial statements and related notes which are included in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and the “Risk Factors” section included in our Form 10-K for the year ended September 30, 2009.

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

Company Overview

El Capitan Precious Metals, Inc. (hereinafter, the “Company,” “we” or “our”) is a precious minerals company based in Scottsdale, Arizona. We are an exploration stage company that owns interests in several properties located in the southwestern United States. We are principally engaged in the exploration of precious metals and other minerals. Our primary asset is a 40% equity interest in El Capitan, Ltd., an Arizona corporation which holds an interest in the El Capitan property located near Capitan, New Mexico. Additionally, our assets include interests in the COD property located near Kingman, Arizona. There is no assurance that a commercially viable mineral deposit exists on any of our properties. Additional exploration will be required before a final evaluation can be made as to the economic and legal feasibility of any particular property. To date, we have not had any revenue producing operations.

Financial Condition

Management has addressed the going concern problem addressed in our prior financial statements by raising the necessary working capital through a private placement of 4.3M shares of restricted Rule 144 common stock. The private placement commenced on May 25, 2010, and is anticipated to be closed out in late August 2010. Through August 12, 2010, we have sold 4,001,314 restricted shares of common stock at $0.35 share and received net cash proceeds after banking transfer fees of $1,400,446. At August 12, 2010, we have subscription agreements in process for an additional 298,214 shares of restricted common stock and we will realize cash proceeds of approximately $104,375 from these subscriptions. The working capital funds will be utilized for payments for the continued implementation of our business strategies, necessary corporate personnel, and related general and administrative expenses. Based upon our budgeted burn rate for expenses, the completed private placement proceeds should provide adequate working capital for 15 to 18 months.

After numerous delays in the prior merger process, on September 18, 2009, Gold and Minerals gave a Notice of Termination to the Company referencing the Agreement and Plan of Merger, dated February 12, 2008, between the companies. The election to terminate was made pursuant to subparagraph (d) of Paragraph 10.1 of Article X of the Agreement, which provided for either party to terminate the Agreement if the merger was not consummated by May 1, 2009.  In April 2010, our Board of Directors voted to continue the merger transaction with Minerals and Minerals concurred. The parties drafted and re-entered into a new Agreement and Plan of Merger based on the current circumstances on June 28, 2010. The Company has raised the necessary working capital to complete all aspects of the merger process of the companies; continue the research work on the recovery and assay processes; and the necessary working capital for payment of the general and administrative expenses through our recent private placement.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until our property is sold or a joint venture is entered into for development and deployment of the site. There is no guaranty that we will achieve proven commercially viable recovery of precious metals at our property site location.

Expenses and Net Loss

Our operating expenses increased $720,710 from $97,534 for the three months ended June 30, 2009 to $818,244 for the three months ended June 30, 2010. The increase is mainly attributable to an increase in administrative consulting fees of $647,000, offset by the prior management salaries of $45,000 in the prior comparable period, and increased exploration expenses of $50,773, legal and accounting of $4,953 and professional fees of $61,562. The current period administrative consulting fees consist of $616,054 non-cash stock compensation to the directors and chief financial officer of the Company for services rendered during the prior year and cash compensation aggregating $30,946. The increase for exploration expenses relates to increased research activity on a recovery process and the increase in legal and accounting is attributable accruing services in the period applicable to the services rendered.

Our net loss for the three months ended June 30, 2010 increased to $818,192 from a net loss of $97,509 incurred for the comparable three month period ended June 30, 2009. The increase in net loss of $720,683 for the current period is attributable to the aforementioned net increases in operating expenses.

Nine Months Ended June 30, 2010 Compared to Nine Months Ended June 30, 2009

Revenues

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until our property is sold or a joint venture is entered into for development and deployment of the site. There is no guaranty that we will achieve proven viable precious metals at our property site location.

Expenses and Net Loss

Our operating expenses increased $151,816 from $828,927 for the nine months ended June 30, 2009 to $980,743 for the nine months ended June 30, 2010. The increase is mainly attributable to an increase in administrative consulting fees of $716,256, offset by the prior management salaries of $315,000 in the comparable period and increased exploration expenses of $36,994 and professional fees of $23,154. The current period administrative consulting fees consist of $649,310 non-cash stock compensation to the directors and chief financial officer of the Company for services rendered and cash compensation aggregating $66,946. The increase for exploration expenses relates to increased research activity on a recovery process. These increased expenses are offset by decreases in legal and accounting fees of $47,300; non-cash option expense of $249,761 and other general and administrative of $17,274.

The Company has no contracts with any of its officers or directors. However, the Company presently estimates its annual expenses for administrative consulting fees for the fourth quarter of our fiscal year ending in September 2010 will be significantly less than incurred in the current quarter ended June 30, 2010 with the non-cash stock compensation to the directors and officers. Legal and accounting expenses will increase in the fourth quarter as a result of filing a registration statement with the Securities and Exchange Commission as required by the proposed merger with Minerals. In addition, exploration expenses will continue to increase in the fourth quarter as we expand our efforts on developing a commercially viable recovery process for the El Capitan ore.

Our net loss for the nine months ended June 30, 2010 increased to $978,630 from a net loss of $830,199 incurred for the comparable nine month period ended June 30, 2009. The increase in net loss of $148,431 for the current nine month period is attributable to the aforementioned net increases in operating expenses.

Liquidity and Capital Resources

As of June 30, 2010, we had $295,843 of cash on hand. On May 19, 2010, the Board of Directors authorized a private placement of 3.2M shares of restricted Rule 144 common stock at $0.35 per share. On July 23, 2010, the Board of Directors authorized an increase in the private placement to 4.3M shares at $0.35 per share. As of August 12, 2010, we have placed 4,001,314 shares of the private placement and received cash proceeds net of wire fees aggregating $1,400,446. At August 12, 2010, we have subscription agreements in process for an additional 298,214 shares of restricted common stock and we will realize cash proceeds of approximately $104,375 from these subscriptions. The working capital funds will be utilized for payments for the continued implementation of our business strategies, necessary corporate personnel, and related general and administrative expenses. Based upon our budgeted burn rate including litigation costs against the two former officers of the Company, the completed private placement proceeds should provide adequate working capital for 15 to 18 months.

Additionally, we continually evaluate business opportunities such as joint venture processing agreements with the objective of creating cash flow to sustain the Company and provide a source of funds for financial viability and continued research on the El Capitan deposit. If additional capital is required beyond our current private placement proceeds, there is no assurance that such funding will be available if needed, or if available, that its terms will be favorable or acceptable to us.

Factors Affecting Future Operating Results

We have generated no revenues, other than interest income, since inception. As a result, we have only a limited operating history upon which to evaluate our future potential performance. Our potential must be considered by evaluation of all risks and difficulties encountered by exploration companies which have not yet established business operations.

The price of gold has experienced an increase in value over the past three years. Any significant drop in the price of gold, other precious metals or iron ore prices may have a materially adverse affect on the future results of potential operations unless we are able to offset such a price drop by substantially increased production, if involved in a joint venture, or may affect our ability to market the sale El Capitan property site.

We are currently having geological work performed on samples from our site and having an economically feasible precious metals recovery process developed by an outside metallurgical firm for our ore at this site.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 307 and 308T(b) of the SEC’s Regulation S-K at June 30, 2010.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a smaller reporting company.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed as defined in Rules 13a-15(e) and 15d-15(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to recorded, processed, summarized and report within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met.

As of June 30, 2010, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

 Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

In April 2007, Mr. Kenneth P. Pavlich, then the Company's President, Principal Executive Officer and a Director, was granted an option to purchase 2,500,000 common stock shares at an exercise price of $.70 per share, vesting in 500,000 share installments upon certain performance events. In September 2008, Mr. Pavlich convinced the Company's Board of Directors (at that time without advice of counsel) to cancel his 2007 options and issued him a ten-year option to purchase 2,500,000 shares at an exercise price of $.14 per share, with the first 500,000 share installment vesting immediately and the remaining options vesting every six months thereafter without any performance event being met.  Mr. Pavlich’s new option agreement provided for 2,500,000 options at an exercise price of $0.14, and exceeded the 2,000,000 per annum amount allowed to any single individual as provided by the 2005 Stock Incentive Plan. Therein, based upon an excess grant of 20%, Mr. Pavlich’s 1,250,000 vested options were reduced by 250,000 options to 1,000,000 vested options to reflect the reduction of the 20% inadvertent excess grant in September 2008.

Likewise, in September 2008, Mr. R. William Wilson, then the Company's Treasurer, Principal Financial Officer and a Director, cancelled a 2007 option for 1,000,000 shares with a $.50 exercise price with vesting performance events and received a 2008 option for 1,000,000 shares with an exercise price of $.14 per share without any vesting performance events.

In addition, in September 2008, Mr. Pavlich and Mr. Wilson arranged that their respective salaries increased dramatically at a time when the Company had no revenues and little working capital. Mr. Wilson has made claim against the Company for his accrued salary before a Nevada agency and the claim was denied.

The Company's current management team believes that the stock options granted to Mr. Pavlich and Mr. Wilson were not supported by adequate consideration and are, therefore, invalid. Likewise, the Company currently believes that much of the salary claims of Mr. Pavlich and Mr. Wilson are without merit. On April 15, 2010, the Company's Board of Directors made the decision not to honor the above-described stock options granted to Mr. Pavlich and Mr. Wilson and to pay none of the accrued salaries to them.

It is the current position of the Company that Mr. Pavlich and Mr. Wilson did not competently perform their responsibilities in their respective positions and committed malfeasance in their capacities as officers and Directors of the Company.  Further, it is the Company's position that the conduct of Mr. Pavlich and Mr. Wilson has caused substantial damage to the Company and its stockholders.  It is the intent of the Company to pursue any and all claims against Mr. Pavlich and Mr. Wilson.  In furtherance of such intent on July 28, 2010, the Company's Board of Directors reserved the sum of $100,000 from the Company's recent private placement proceeds for the payment of future legal fees to be incurred in a lawsuit against Mr. Pavlich and Mr. Wilson. The Company's Chairman of the Board has been authorized to engage Nevada counsel to file said lawsuit against Mr. Pavlich and Mr. Wilson.

Item 1A.	Risk Factors

Not applicable to a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2010, the Company issued 61,972 shares of the Company’s S-8 common stock valued at $16,581 to an officer of the Company for compensation.

During the quarter ended June 30, 2010, the Company issued 225,000 shares of the Company’s S-8 common stock in payment of consulting services valued at $76,500, of which $59,500 was deferred stock compensation at June 30, 2010.

During the quarter ended June 30, 2010, the Company granted 1,500,000 shares of the Company’s S-8 common stock valued at $525,000 to directors of the Company and 250,000 shares of restricted common stock, as defined under SEC Rule 144, to an officer of the Company valued at $80,000 for current period compensation to the grantees.

During the period May 25, 2010, through June 30, 2010, the Company issued 1,013,861 shares of restricted common stock at $0.35 per share to twenty-four (24) accredited investors and to four (4) sophisticated non-accredited investors, as the term is defined by SEC Rule 501, in the aggregate amount of $354,852. These sales were made pursuant to a private placement of securities under Section 4(2) and Rule 506 promulgated under the Securities Act and without public solicitation. There were no underwriting discounts or commissions paid on these sales of securities. As of June 30, 2010, the Company had also accepted three (3) subscription agreements from sophisticated non-accredited investors aggregating $48,000. The Company intends to file a registration statement covering the sale of shares of common stock and to use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

2.1
Agreement and Plan of Merger by and among El Capitan Precious Metals, Inc., Gold and Minerals Company, Inc. and MergerCo., Inc., dated June 28, 2010  (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on July 7, 2010.)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________________
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EL CAPITAN PRECIOUS METALS, INC.

Dated: August 20, 2010	By:	/s/ Charles C. Mottley
Charles C. Mottley President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 20, 2010	By:	/s/ Stephen J. Antol
Stephen J. Antol Chief Financial Officer