Form 10-K
period 2010-09-30
EL CAPITAN PRECIOUS METALS INC
filed 2011-01-13
CIK 1135202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the fiscal year ended September 30, 2010

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the transition period from ___________ to ____________

Commission File Number:   333-56262

EL CAPITAN PRECIOUS METALS, INC.
(Name of small business issuer in its charter)

Nevada	88-0482413
(State or other jurisdiction	(I.R.S. Employer I.D. No.)
incorporation or organization)

15225 N. 49Th Street
Scottsdale, AZ	85254
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (602) 595-4997

Securities registered pursuant to Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:   None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐   No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐   No  ☑

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐   No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐     Smaller reporting company  ☑

The issuer had no revenue for its most recent fiscal year.

The aggregate market value of the issuer’s voting stock held as of January 11, 2011, by non-affiliates of the issuer was approximately $92,848,766 based on the last trading price of the registrant’s common stock of $1.09 as reported on the OTC Bulletin Board.

As of January 11, 2011, issuer had 95,834,695 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Format: Yes  ☐   No  ☑

Documents incorporated by reference:  None

EL CAPITAN PRECIOUS METALS, INC.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This report may “contain certain “forward-looking” statements as such term is defined by the Securities and Exchange Commission in its rules, regulations and releases, which represent the registrant’s expectations or beliefs, including but not limited to, statements concerning the registrant’s operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,”  “believe,” “anticipate,” “intent,” “could,” “estimate,” “might,” “plan,” “predict” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the registrant’s control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, governmental regulation, managing and maintaining growth, the operations of the company and its subsidiaries, volatility of stock price, commercial viability of any mineral deposits and any other factors discussed in this and other registrant filings with the securities and exchange commission.

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

PART I

ITEM 1.	BUSINESS

Business History

El Capitan Precious Metals, Inc. (“ECPN” or the “Company”) is a precious minerals company based in Scottsdale, Arizona. We are an exploration stage company that has owned interests in several properties located in the southwestern United States in the past. We are principally engaged in the exploration of precious metals and other minerals. Our primary asset is a 40% equity interest in El Capitan, Ltd., an Arizona corporation (“ECL”), which holds an interest in the El Capitan property located near Capitan, New Mexico. Additionally, our assets include interests in the COD property located near Kingman, Arizona. There is no assurance that a commercially viable mineral deposit exists on any of our properties. Additional exploration will be required before a final evaluation can be made as to the economic and legal feasibility of any particular property. To date, we have not had any revenue producing operations.

ECPN was previously organized as a Nevada corporation on December 20, 2000 under the name DML Services, Inc. (“DML”). DML was in the catering and food service business, operating under the name “Go Espresso.” On March 17, 2003, we sold substantially all of the assets and the operations of the catering and food service business to Michael Flores and Deborah Flores, our executive officers and directors at that time, in exchange for the redemption of 30,120,000 shares of our common stock, par value $.001 and $50,000 in cash. Hereinafter, all references to shares of our common stock shall include adjustments for the 4-for-1 stock split effective November 25, 2002, and the 200% stock dividend effective July 30, 2004.

On March 18, 2003, we acquired all of the issued and outstanding common stock of El Capitan Precious Metals, Inc., a Delaware corporation (“ECPN-Delaware”), in exchange for the issuance to ECPN-Delaware’s stockholders of 39,000,000 shares of our common stock, which constituted approximately 85% of our total shares outstanding immediately following the exchange. ECPN-Delaware constituted the accounting acquirer in the transaction, and the transaction was recorded as a reverse acquisition. Immediately after the transaction Gold and Minerals Company, Inc., a Nevada corporation (“G&M”), became our controlling stockholder holding 30,225,000 shares of our common stock, then constituting 66.1% of our outstanding common stock. On April 11, 2003, we changed our name from DML to “El Capitan Precious Metals, Inc.”

After the transaction with ECPN-Delaware, our primary asset was a 40% equity interest in ECL, which owns the El Capitan property, including certain assets used to explore the property. The El Capitan property at the time of this transaction contained four patented claims and three unpatented claims on approximately 200 acres in the Capitan Mountains in Lincoln County, New Mexico. The remaining 60% equity interest in ECL is held by G&M.

In August 2003, we acquired from G&M certain assets known as the COD property located near Kingman, Arizona. The assets we obtained included thirteen (13) mining claims granted by the United States Bureau of Land Management (the “BLM”), a building and personal property. In consideration for the purchase, we issued 3,600,000 shares of our common stock to G&M, holding a market value at that time of approximately $1,440,000. Because the COD property was acquired from our then controlling stockholder, who had no monetary economic basis in the property, in exchange for our common stock, the transaction was accounted for as a non-monetary exchange and the COD property was recorded at no value on our financial statements.

In May 2004, we executed a joint venture agreement (the “Joint Venture”) with U.S. Canadian Minerals, Inc. (“U.S. Canadian”), a publicly-traded Nevada company, to explore and utilize the COD property, including the recovery of any gold and silver from the tailings of the COD Mine. The Joint Venture is to exist under the name “CanEl” until May 2020, unless terminated earlier pursuant to the terms of the Joint Venture. Under terms of the Joint Venture Agreement, we were required to transfer to U.S. Canadian an 80% interest in the COD mine in exchange for 720,000 restricted shares of U.S. Canadian common stock. Pursuant to a stock split affected by U.S. Canadian, we subsequently held 2,160,000 shares of the U.S. Canadian stock.  On the date of the original transaction, shares of unrestricted freely trading U.S. Canadian common stock traded at $2.85 per share, or, adjusted for the split, at $0.95 per share. At October 28, 2005, 2,160,000 of these shares were utilized as collateral for a $750,000 convertible promissory note issued by ECPN.  On January 20, 2006, these shares also collateralized an additional $550,000 convertible note issued by ECPN to the same note holder. During our fiscal year ended September 30, 2007, the notes were converted in full to ECPN’s common stock. As of October 9, 2007, U.S. Canadian announced a 50-to-1 reverse stock split of its common stock which reduced the number of shares held to 43,200.  On August 29, 2005, we executed a Quit Claim Deed in favor of U.S. Canadian covering all of the mining claims identified in the Joint Venture for purposes of facilitating the management of the claims by U.S. Canadian pursuant to the Joint Venture.

U.S. Canadian faced a SEC imposed temporary trading suspension in October of 2004, which has since expired. Their common stock was also restricted with respect to sale until May 2005. U.S. Canadian’s common stock is currently traded on the Pink Sheets under USCN.PK and closed at $0.99 per share on September 30, 2009. Effective October 1, 2009, U.S. Canadian announced that it had changed its name to Noble Consolidated Industries Corp. and would apply for a new trading symbol.  We also have potentially continuing involvement (as discussed below) related to the COD property. Based on these factors, no gain on the sale was recorded and we ascribed a value of $2,052,000 to the common stock received at September 30, 2004, the value on the date of the transaction, and recorded a deferred gain on the sale of an asset and classified it as a long-term liability.  As at September 30, 2007, we ascribed a zero value to these shares due to market conditions with a corresponding adjustment to the carrying value of the deferred gain liability account.  There was no change to this treatment as at September 30, 2010.

Under the Joint Venture, we were to explore the COD site and contribute the equipment as required. U.S. Canadian was to contribute ninety (90) days operating capital, which provided for three workers, fuel, necessary equipment, and equipment repair and maintenance. The parties also agreed to share the costs and expenses of the property in accordance with their profit participation in the property. Net profits, if any, from the tailings and settlement pond would be split equally among us and U.S. Canadian, and U.S. Canadian would retain 100% of any other profit. In November 2005, our Board of Directors approved an amendment to the Joint Venture Agreement whereby we would contribute $50,000 for the completion of the geological field study. As consideration for this advance, we would be reimbursed for this advance and any other incurred expenses, and all net proceeds from the sale of the site, after deducting all incurred costs, would be split equally with U.S. Canadian. Due to the unknown future intentions and financial viability of U.S. Canadian, this field study was not implemented. Accordingly, no exploratory work has been performed as to determine the extent, if any, of potential minerals in the tailings. In early 2009, U.S. Canadian retained the services of geological firm to serve as a consultant to ECPN, specifically to survey the COD property site. On June 2, 2009, U.S. Canadian received a “Report on Preliminary Exploration” from the consultant. On October 21, 2009, U.S. Canadian announced that they had transferred all of their interest in the COD project to an unrelated party.  On January 11, 2010, U.S. Canadian and the unrelated party rescinded the October 21, 2009 transaction and a Quit Claim Deed on the COD property was returned to U.S. Canadian.

In July 2004, we acquired from G&M the Weaver property located near Congress, Arizona. Consideration for this purchase was 3,000,000 shares of our common stock, which had a market value of $400,000 on the closing date. Because the Weaver Mine was acquired from our controlling stockholder at the time in exchange for our common stock, and as G&M had no economic monetary basis in the property, the transaction was accounted for as a non-monetary exchange and the Weaver property was recorded at no value on our financial statements as that was the basis of G&M. The property was sold for $20,000 during our year ended September 30, 2009 to an unrelated party.

On August 8, 2007, we announced that we had agreed to merger terms with G&M.  On February 13, 2008, we entered into an Agreement and Plan of Merger with El Capitan Acquisition Company, our wholly owned Nevada subsidiary, G&M and Mr. Larry L. Lozensky, a stockholder and President of G&M, pursuant to which, at the effective time of the merger, (i) El Capitan Acquisition Company would merge with and into G&M and (ii) G&M would be the surviving company to the merger and our wholly owned subsidiary.  Pursuant to the Merger Agreement, in consideration of 100% of the outstanding shares of capital stock of G&M, the stockholders of G&M would receive an aggregate of 118,965,000 shares of our common stock at the effective time of the merger, subject to a working capital adjustment that would be determined at the closing of the merger. Assuming no working capital adjustment was required, based upon our currently outstanding shares of capital stock on a fully diluted basis (assuming the conversion or exercise of our outstanding derivative securities), the stockholders of G&M would hold approximately 60.7% of our outstanding capital stock immediately after the effective time of the merger (assuming we did not issue any additional shares of common stock or additional derivative securities). The consummation of the merger was subject to a number of conditions, including, without limitation, the satisfaction of due diligence by the parties, G&M’ stockholder approval, completion and effectiveness of a registration statement, and other standard conditions in similar transactions.

On July 23, 2008, we announced that the proposed merger with G&M reached the stage at which we were ready to file a Form S-4 Registration Statement with the Securities and Exchange Commission. Due to the time consuming nature of the preparation of a Form S-4 and the uncertainty of the timing of the SEC review process, the companies commenced work with counsel to examine alternative structures for the transaction. While alternatives were identified, none held significant promise to be less time consuming or more cost effective for stockholders. Both companies concluded that the Form S-4 registration process would be the optimal path forward, and decided to continue to pursue the original merger structure.  However, both companies agreed to delay the filing of the Form S-4 until sufficient funding could be raised to cover accrued and future merger expenses.  We had originally anticipated that the merger would be complete during fiscal year 2008, however, we experienced numerous unexpected delays in the due diligence process; primarily related to obtaining current audited financial statements and documentation related to historical G&M’ transactions. Preparation of these due diligence documents substantially increased the costs of the process for both parties. The management of both companies agreed that primary use of funds must be dedicated to furthering progress on the metallurgical and permitting tasks associated with the El Capitan property.

On September 16, 2008, we announced that both companies agreed to restart the merger process as G&M had brought its expense obligation current.  Subsequently, G&M’s expense obligation fell into arrears and the merger process was again delayed.  Part of arrearage from G&M’s perspective and concern was due to the significant increase in administrative costs of ECPN beginning in September 2008, and the continued decline of the market price of ECPN’s common stock.

On April 21, 2009, the four Board members, Kenneth P. Pavlich, R. William Wilson, Dr. Donald W. Gentry and Marvin K. Kaiser, appointed James G. Ricketts and John F. Stapleton to ECPN’s Board of Directors. Subsequent to these appointments, Messrs. Pavlich, Wilson, Gentry and Kaiser informed the Board of their resignations as directors of ECPN effective April 21, 2009.  Upon resignations of directors, the newly appointed Board appointed Charles C. Mottley to the Board of Directors on April 21, 2009.

On April 30, 2009, the Board of Directors of ECPN terminated the services of the Chief Executive Officer and the Chief Financial Officer. On this same date, the Directors appointed a new Chief Executive Officer and new Chief Financial Officer, both of whom were officers of ECPN previously.

On September 18, 2009, G&M gave a Notice of Termination to ECPN referencing the Agreement and Plan of Merger, dated February 12, 2008, between the companies. The election to terminate was made pursuant to subparagraph (d) of Paragraph 10.1 of Article X of the Agreement, which provided for either party to terminate the Agreement if the merger was not consummated by May 1, 2009.

On June 28, 2010, the Company and G&M entered into a new Agreement and Plan of Merger (the “Merger Agreement”) with MergerCo, a Nevada corporation and wholly owned subsidiary of ECPN. Pursuant to the Merger Agreement, MergerCo will merge with and into G&M, and G&M will continue as the surviving corporation and a wholly owned subsidiary of ECPN (the “Merger”). The effect of the Merger will be to consolidate the ownership of the interest in the El Capitan property into a single company.

Subsequent Events

On November 2, 2010, the Company filed Form S-4 Registration Statement No. 333-170281 (the “S-4”) to register the shares to be issued to G&M stockholders upon approval of the Merger and filed the Proxy Statement/Prospectus on Form 424B3 on December 14, 2010, and the Proxy Statement/Prospectus was delivered to the stockholders of G&M on and around December 15, 2010 .  The S-4 was declared effective on November 12, 2010.  Under G&M’s charter documents and Nevada law, the approval of the Merger requires the affirmative vote of the holders of a majority of the outstanding shares of G&M common stock and preferred stock (collectively, the “G&M capital stock”) at a special meeting of the G&M stockholders. The Special Meeting of Stockholders, being held for purposes of approval of the Merger by G&M stockholders, is scheduled for January 18, 2011.

If the Merger is approved by the G&M stockholders, holders of G&M capital stock will receive ECPN common stock in exchange for their shares of G&M capital stock.  G&M stockholders will be entitled to receive an aggregate of approximately 148,060,104 shares of ECPN common stock in exchange for all of the outstanding shares of G&M capital stock held immediately prior to the effectiveness of the Merger.  Assuming no additional shares of G&M capital stock and no shares of ECPN common stock are issued prior to completion of the Merger, it is currently anticipated that each share of G&M common and preferred stock will be entitled to receive 1.407270 shares, as rounded to the nearest six (6) decimal places, of ECPN common stock upon completion of the Merger.  A G&M stockholder will not receive fractional shares of ECPN common stock, but instead will receive one whole share for a fractional share after all of a G&M stockholder’s shares are combined and converted into shares of ECPN common stock.

The holders of shares of G&M capital stock at the time of the Merger will have certain rights pursuant to the provisions of Sections 92A.300 through 92A.500 of Title 7 of the Nevada Revised Statutes to demand payment in cash of the fair value of their shares. Any such judicial determination of the fair value of the shares could be based upon factors other than the value of the shares of ECPN common stock to be exchanged in the Merger and the value so determined could be more or less than the price per share of such ECPN common stock.  Neither ECPN nor G&M is obligated to finalize the Merger if either of their respective Board of Directors determine that the number of shares of G&M capital stock exercising their dissenters’ rights to be unacceptable.

Business of Issuer

We are an exploration stage company that has owned interests in several properties located in the southwestern United States in the past. We are principally engaged in the exploration of precious metals and other minerals. At this time, we are not engaged in any revenue producing operations.

We are concentrating on the exploration of the El Capitan property. After completing further testing to determine the existence and concentration of commercially extractable precious metals or other minerals at this property site, and if the results of such testing are positive, we anticipate formalizing plans for the development of the asset by either selling to or joint venturing with a producing mining company.

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

High, low and average London afternoon fix prices for gold, silver and platinum for the period from January 1, 2010 to September 30, 2010 and for the years ended December 31, 2009 and 2008 are as follows:

Gold - London Afternoon Fix Prices - US Dollars
	High	Low	Average
Period
For the nine months ended September 30, 2010	$1,307.50	$1,058.00	$1,177.07
For the year ended December 31, 2009	1,212.56	810.00	972.35
For the year ended December 31, 2008	1,011.25	712.50	871.96
Data Source: Kitco

Silver - London Afternoon Fix Prices - US Dollars
	High	Low	Average
Period
For the nine months ended September 30, 2010	$22.07	$15.14	$18.07
For the year ended December 31, 2009	19.18	10.51	14.68
For the year ended December 31, 2008	20.92	8.88	14.99
Data Source: Kitco

Platinum - London Afternoon Fix Prices - US Dollars
	High	Low	Average
Period
For the nine months ended September 30, 2010	$1,752.00	$1,475.00	$1,581.37
For the year ended December 31, 2009	1,494.00	918.00	1,203.49
For the year ended December 31, 2008	2,273.00	763.00	1,573.53
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

Compliance with the various federal and state government regulations requires us to obtain multiple permits for each mining property. Although the requirements may differ slightly in each of the respective states in which we may hold claims or may hold claims in the future, the process of permitting the claims generally requires the filing of a “Notice of Intent to Locate Mining Claims” and the payment of a fee of $25 to the BLM office in the state in which the claim is located. Subsequently, we are required to file and record a New Location Notice for each such claim within ninety (90) days of locating the claim, the fee for which is approximately $165. On an annual basis, we are required to pay a maintenance fee of $140 per claim, together with payments of approximately $5 each for annual bulk fuel and water well permits.

To the extent we intend to take action on a property that is more than “casual use,” which generally includes activities that cause only negligible disturbance to the land (this would not generally include drilling or operating earthmoving equipment on the property), we are required to prepare and file with the BLM either a notice of operation or plan of operation identifying the activity we intend to take on the property, including a plan of reclamation indicating how we intend to return the land to its prior state upon completion of our activities. For each claim that we file a notice or plan of operations, we are required to pay a one-time reclamation bond to the BLM to be used toward restoration of the property upon completion of our activities. The amount of the reclamation bond is determined by the BLM based upon the scope of the activity described in the notice or plan of operation, and will thus vary with each property. We filed an original plan of operation on the El Capitan property. We were required to pay a reclamation bond of $15,000 in connection with that plan of operation, and upon payment were issued a notice to proceed from the BLM. This allowed us to proceed with our current plan of operation on up to five (5) acres.

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

In July 2007, we submitted a Plan of Operation for continued exploration on a 2,000 acre parcel within our than 7,000 acre ECPN claim block near Capitan, New Mexico with the U.S. Forest Service (“USFS”). We hired an experienced environmental services firm to manage this effort. Having this permit in place, will provide the opportunity for a professional and methodical investigation into the additional geologic potential of this portion of our holdings, without requiring further time-consuming permitting efforts. The area being permitted will allow access to a number of high-potential targets identified through previous surface sampling and remote sensing efforts, as well as to the prospective area to the west of the existing deposit, which remains open to geologic resource extension. This USFS permitting effort, governed by the National Environmental Policy Act (NEPA) of 1970 and under the General Mining Law of 1872. In conjunction with the USFS filing, the Company submitted an Exploration Permit with the New Mexico Mining and Minerals Division. The permitting process is a robust process that can take a significant amount of time to complete. The typical process generally takes longer than the prescribed regulatory time frame, and is dependent upon a number of factors outside of our control, including, without limitation, governmental approvals, licensing and permitting, as well as potential opposition by third parties. Both permits must be approved prior to the commencement of drilling activity.

In July 2008, we entered into a Memorandum of Understanding with the USFS related to the permitting of 112 exploration drill holes planned on 2,000 acres of the ECPN claims in Lincoln County, New Mexico. The action signaled the initiation of the Federal Environmental Assessment (EA) permitting process. It was originally anticipated that the receipt of these two permits would occur in the 2nd or 3rd quarter of 2009. Subsequently in late 2008, this process was put on hold due to a lack of working capital and a potential conflict of interest with the USFS by the environmental services firm we were utilizing for the permitting process.

In December 2009, we hired a new experienced environmental services firm, AMEC Earth & Environmental, Inc. (“AMEC”), to manage and oversee our continued permitting process. Currently, AMEC is in process of drafting a replacement plan of operations for submission to the USFO with an anticipated filing in the first quarter of calendar 2011. The Exploration Permit with the New Mexico Mining and Minerals Division has previously been filed and may require revisions at a later date.

Although there is no guarantee that the regulatory agencies will approve, in a timely manner, if at all, the necessary permits for our current and anticipated explorations, we have no reason to believe at this time that we will not obtain the necessary permits in due course.

Employees

We currently have informal arrangements with three (3) individuals who are officers and/or Directors of the Company, who serve as support staff for the functioning of all the corporate activities. There are no written agreements with these individuals. We have an additional non-employee director that devotes only such time to our business as is necessary to our conduct of administrative operations. Additionally, we use consultants for the testing and exploration and development of property claims. As administrative requirements expand, we anticipate hiring additional employees, and utilizing a combination of employees and consultants as necessary to conduct of these activities.

Available Information

ECPN is a Nevada corporation with its principal offices located at 15225 N. 49th Street, Scottsdale, Arizona 85254, and its telephone number is (602) 595-4997.  ECPN’s website address is www.elcapitanpmi.com.

ITEM 1A.	RISK FACTORS

Risks Relating to Our Common Stock

Our common stock is thinly traded, and there is no guarantee of the prices at which the shares will trade.

Trading of our common stock is conducted on the Over-the-Counter Bulletin Board, or “OTCBB,” under the symbol “ECPN.OB.”  This has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of ECPN.  This may result in lower prices for your common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.  Historically, our common stock has been thinly traded, and there is no guarantee of the prices at which the shares will trade, or of the ability of stockholders to sell their shares without having an adverse effect on market prices.

Our stock price may be volatile and as a result you could lose all or part of your investment.

In addition to volatility associated with OTC securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock:

•	changes in the worldwide prices for gold or silver;
•	disappointing results from our exploration or development efforts;
•	failure to meet our revenue or profit goals or operating budget;
•	decline in demand for our common stock;
•	downward revisions in securities analysts’ estimates or changes in general market conditions;
•	technological innovations by competitors or in competing technologies;
•	investor perception of our industry or our prospects; and
•	general economic trends.

In addition, stock markets have experienced extreme price and volume fluctuations and the market prices of securities generally have been highly volatile. These fluctuations commonly are unrelated to operating performance of a company and may adversely affect the market price of our common stock. As a result, investors may be unable to resell their shares at a fair price.

We have never paid dividends on our common stock and we do not anticipate paying any in the foreseeable future.

We have not paid dividends on our common stock to date, and we may not be in a position to pay dividends in the foreseeable future. Our ability to pay dividends will depend on our ability to successfully develop the El Capitan property and generate revenue from future operations. Further, our initial earnings, if any, will likely be retained to finance our growth. Any future dividends will depend upon our earnings, our then-existing financial requirements and other factors and will be at the discretion of our Board of Directors.

Because our common stock is a “penny stock,” it may be difficult to sell shares of our common stock at times and prices that are acceptable.

ECPN common stock is a “penny stock.” Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser’s written agreement to the purchase. The penny stock rules may make it difficult for you to sell your shares of our common stock. Because of the rules, there is less trading in penny stocks. Also, many brokers choose not to participate in penny stock transactions. Accordingly, you may not always be able to resell shares of our common stock publicly at times and prices that you feel are appropriate.

Risks Relating to Our Financial Condition

The volatility of precious metal prices may negatively affect our potential earnings.

We anticipate that a significant portion of our future revenues will come from the sale of our El Capitan property or the development of the El Capitan property through a joint venture with a larger mining company with more significant resources. In either event, our earnings will be directly affected by the prices of precious metals believed to be located on such property. Demand for precious metals can be influenced by economic conditions, including worldwide production, attractiveness as an investment vehicle, the relative strength of the U.S. dollar and local investment currencies, interest rates, exchange rates, inflation and political stability. The aggregate effect of these factors is not within our control and is impossible to predict with accuracy. The price of precious metals has on occasion been subject to very rapid short-term changes due to speculative activities. Fluctuations in precious metal prices may adversely affect the value of any discoveries made at the sites with which ECPN is involved. If the market prices for these precious metals falls below the mining and development costs we incur to produce such precious metals, we will experience losses and may have to discontinue operations at one or more of our properties.

We have not had revenue-generating operations and may never generate revenues.

We have not yet had revenue-generating operations, and it is possible that we will not find marketable amounts of minerals on our El Capitan property or that the property will ever be sold.  Should we fail to obtain revenues, our ability to continue to explore our El Capitan property or obtain any additional properties will likely be diminished.

Risks Relating to Our Business

Until we locate recoverable precious metals on our El Capitan property, we may not have any potential of generating any revenue.

Our ability to sell, or enter into a joint venture for the development of, the El Capitan property depends on the success of our exploration program and the discovery of a cost-effective process for recovering precious metals from the ore obtainable from the El Capitan property. We have not yet established proven or probable reserves at our El Capitan property.  Even if exploration leads to a valuable deposit, it might take several years for us to enter into an agreement for sale or joint venture development of the property. During that time, depending on economic conditions, it might become financially or economically unfeasible to produce the minerals at the property.

Our inability to establish the existence of mineral resources in commercially exploitable quantities on our El Capitan property may cause our business to fail.

The El Capitan property is in the exploration stage. To date, we have not established a mineral reserve on the El Capitan property, and the probability of establishing a “reserve,” as defined by the Securities and Exchange Commission’s Industry Guide 7, is not ascertainable or it is possible that the El Capitan property does not contain a reserve and all resources we spend on exploration of this property may be lost. In the event we are unable to establish reserves or are otherwise unable to sell or joint venture the development of the El Capitan property, the business of ECPN may fail.

The feasibility of mining our El Capitan property has not been established, meaning that we have not completed engineering, permitting or other work necessary to determine if it is commercially feasible to develop this property.

We currently have not established proven or probable reserves on the El Capitan property. A “reserve,” as defined by regulation of the SEC, is that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination. A reserve requires a feasibility study demonstrating with reasonable certainty that the deposit can be economically and legally extracted and produced. We have not received feasibility studies nor obtained necessary operating permits with regard to the El Capitan property. As a result, we have no reserves at the El Capitan property.

Although studies thus far carried out on the El Capitan property have yielded promising results with respect to potential economic viability, substantial additional feasibility work and expenditures are required to demonstrate economic viability. The mineralized materials identified to date on this property have not and may never demonstrate economic viability. The feasibility of mining has not been, and may never be, established. Whether a mineral deposit can be commercially viable depends upon a number of factors, including the particular attributes of the deposit, including size, grade and proximity to infrastructure; metal prices, which can be highly variable; and government regulations, including environmental and reclamation obligations. If we are unable to establish some or all of our mineralized material as proven or probable reserves in sufficient quantities to justify commercial operations, we may not be able to raise sufficient capital to develop a mine. If we are unable to establish such reserves, the market value of our securities may decline.

Uncertainty of mineralization estimates may diminish our ability to properly value our property.

We rely on estimates of the content of mineral deposits on our properties, which estimates are inherently imprecise and depend to some extent on statistical inferences drawn from both limited drilling on our properties and the placement of drill holes that may not be spaced close enough to one another to enable us to establish probable or proven results. These estimates may prove unreliable. Additionally, we have relied upon small independent laboratories to assay our samples, which may produce results that are not as consistent as a larger commercial laboratory might produce.

Any loss of the industry experience of members of our Board and/or our officers may affect our ability to achieve our business objectives.

All three of our Directors have significant industry experience. In the event that we lose the services of our Directors with significant industry experience, we will be required to rely upon third party consultants with respect to industry matters, and our ability to achieve our business objectives may be negatively affected.  We have not purchased any life insurance on any of our officers or Directors.

The nature of mineral exploration is inherently risky, and we may not ever discover marketable amounts of precious minerals.

Exploration for minerals is highly speculative and involves greater risk than many other businesses. Most exploration programs fail to result in the discovery of economic mineralization. Our exploration and mining efforts are subject to the operating hazards and risks common to the industry, such as:

•	economically insufficient mineralized materials;
•	decrease in values due to lower metal prices;
•	fluctuations in production cost that may make mining uneconomical;
•	unanticipated variations in grade and other geologic problems;
•	unusual or unexpected formations;
•	difficult surface or underground conditions;
•	failure of pit walls or dams;
•	metallurgical and other processing problems;
•	environmental hazards;
•	water conditions;
•	mechanical and equipment performance problems;
•	industrial accidents;
•	personal injury, fire, flooding, cave-ins and landslides;
•	labor disputes; and
•	governmental regulations.

Any of these risks can adversely affect the feasibility of development of our El Capitan property, production quantities and rates, and costs and expenditures. We currently have no insurance to guard against any of these risks. If we determine that capitalized costs associated with any of our El Capitan property are likely not to be recovered, a write-down of our investment would be necessary. All of these factors may result in unrecoverable losses or cause us to incur potential liabilities, which could have a material adverse effect on our financial position.

The effect of these factors cannot be accurately predicted, and the combination of any of these factors may prevent us from selling or otherwise developing the El Capitan property and receiving an adequate return on our invested capital.

Extensive government regulation and environmental risks may require us to discontinue exploration activities.

Our business is subject to extensive federal, state and local laws and regulations governing exploration, development, production, labor standards, occupational health, waste disposal, and use of toxic substances, environmental regulations, mine safety and other matters. Additionally, new legislation and regulations may be adopted at any time that may affect our business. Compliance with these changing laws and regulations could require increased capital and operating expenditures and could prevent or delay the sale of the El Capitan property.

Any failure to obtain government approvals and permits may require us to discontinue exploration on our El Capitan property.

We are required to seek and maintain federal and state governmental approvals and permits in order to conduct exploration and other activities on our El Capitan property. The permitting requirements for our respective claims and any future properties we may acquire will be somewhat dependent upon the state in which the property is located, but generally will require an initial filing and fee (of approximately $25) relating to giving notice of an intent to make a claim on such property, followed by a one-time initial filing of a location notice with respect to such claim (approximately $165), an annual maintenance filing for each claim (generally $140 per claim per year), annual filings for bulk fuel and water well permits (typically $5 per year each) and, to the extent we intend to take any significant action on a property (other than casual, surface-level activity), a one-time payment of a reclamation bond to the Bureau of Land Management (the “BLM”), which is to be used for the reclamation of the property upon completion of exploration or other significant activity. In order to take any such significant action on a property, we are required to provide the BLM with either a notice of operation or a plan of operation setting forth our intentions. The amount of the reclamation bond is determined by the BLM based upon the scope of the activity described in the notice or plan of operation. With respect to the current plan of operations on the El Capitan property, the reclamation bond was $15,000, but this amount will vary with each property and respective notice or plan of operation.

Obtaining the necessary permits can be a complex and time-consuming process involving multiple jurisdictions, and requiring annual filings and the payment of annual fees. Additionally, the duration and success of our efforts to obtain permits are contingent upon many variables outside of our control and may increase costs of or cause delay to our mining endeavors. There can be no assurance that all necessary approvals and permits will be obtained, and if they are obtained, that the costs involved will make it economically unfeasible to continue our exploration of the El Capitan property.

The approval process for certain exploration permits provides for notice to the public and allows for the public to comment on the application. The governmental permitting authorities are obligated to consider the comments received from the public and to assess the merits thereof as part of the approval process. The public notice period for the current El Capitan property exploration permits remains open. To date, we have received both positive and negative comments from individuals regarding our proposed exploration activities. It is possible that public comments may ultimately be deemed to have sufficient merit to delay or even deny our application.

We may not be able to obtain an adequate supply of water to complete desired development and mining of our El Capitan property.

For successful development, we will need to obtain the rights for a sufficient amount of water to service a mining and processing operation. Our title to the El Capitan property may entitle us to use water and water rights in connection with the property, including among others the right to drill, pump, divert, transport and use water from wells, containment areas and drainages. However there can be no assurance we will be able to exercise our rights under the lease agreement or obtain access to the amount of water needed to operate a mine at the property.

Mineral exploration is extremely competitive, and we may not have adequate resources to successfully compete.

There is a limited supply of desirable mineral properties available for claim staking, lease or other acquisition in the areas where we contemplate participating in exploration activities.  We compete with numerous other companies and individuals, including competitors with greater financial, technical and other resources than we possess, and are thus in a better position to search for and acquire attractive mineral properties. Additionally, due to our limited financial and other resources, we do not anticipate developing or producing on our El Capitan property without a strong financial operating partner. Alternatively, we may elect to sell the El Capitan property if the exploration proves successful. Accordingly, our ability to acquire properties in the future will depend not only on our ability to explore and develop or sell the El Capitan property, but also on our ability to select and acquire suitable properties or prospects for future exploration. We may not be able to compete successfully with our competitors in acquiring such properties or prospects.

Title to any of our properties may prove defective, possibly resulting in a complete loss of our rights to such properties.

The primary portion of our holdings includes unpatented mining claims. The validity of unpatented claims is often uncertain and may be contested. These claims are located on federal land or involve mineral rights that are subject to the claims procedures established by the General Mining Law of 1872, as amended. We are required make certain filings with the county in which the land or mineral is situated and annually with the Bureau of Land Management and pay an annual holding fee of $140 per claim. If we fail to make the annual holding payment or make the required filings, our mining claims would become invalid. In accordance with the mining industry practice, generally a company will not obtain title opinions until it is determined to sell a property. Also no title insurance is available for mining. Accordingly, it is possible that title to some of our claims may be defective and in that event we would not have good title to the El Capitan property, and we would be forced to curtail or cease our exploratory programs on the property site.

ITEM 1B.	UNRESOVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

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

The El Capitan property is owned by El Capitan, Ltd., an Arizona corporation (“ECL”). In 2002, in consideration of $100,000 and 77.5% of our issued and outstanding shares (at which time we were a Delaware corporation), we acquired a 40% equity interest in ECL from G&M, which holds the other 60% equity interest. The property consists of four (4) patented and nine (9) BLM lode claims; a mineral deposit is covered by these claims. The lode claims known as Mineral Survey Numbers 1440, 1441, 1442 and 1443 were each located in 1902 and patented in 1911. During October and November 2005, we staked and claimed on property surrounding the El Capitan site located in Lincoln County, New Mexico. This increased the total claimed area to approximately 10,000 acres in November 2005. The additional staking and claiming around our original site was done upon recommendations from our consulting geologist to ensure protection of ECL’s interests. In August 2006, we reduced the number of claims to approximately 7,400 acres and in August 2009, we reduced the number of claims to approximately 3,000 acres based upon continuing geological work and recommendations by our consulting geologist.

On January 1, 2006, ECL finalized the purchase of the four patented mining claims on the property, which constitute approximately 77.5 acres in the aggregate. In consideration for the claims, ECL transferred to the selling parties 2,100,000 shares of our common stock owned by G&M.  Pursuant to an agreement between ECL and Thelma Bouldin, DMR Resources, Mike Dunn, Kingfisher Resources, Inc., M.A.R.S. Inc., Stephanie Malone, Don Rodolph, Mike Rodolph, Norbert Rother and Steven Rother, all of whom were selling parties, the stock was valued at an aggregate of $1,722,000, or $0.82 per share, the market value of our stock on November 11, 2005. Pursuant to an arrangement with G&M, as of October 1, 2004 we were obligated to pay 40% of the expenses of ECL (in proportion with our equity ownership interest of ECL), and thus were obligated to pay G&M $688,800 for the purchase of the patented mining claims by ECL. This arrangement also provided that, as of October 1, 2004, we had primary responsibility for the management of the development of the El Capitan property.  During the first quarter of fiscal year 2006, we offset our portion of the purchase price against existing obligations of G&M to us in the aggregate amount of $612,416 relating to past expenditures relating to ECL that were paid by us.

The main El Capitan deposit is exposed in an open-pit and outcrops within a nearly circular 1,300 foot diameter area, with smaller bodies stretching eastward for a distance of up to 7,000 feet. The El Capitan property includes two magnetite-dominant bodies. The upper magnetite zone lies below a limestone cap that is a few tens of feet thick, and that is bleached and fractured with hematite-calcite fracture filling. Hematite is an iron oxide mineral, and calcite is a calcium carbonate mineral. Below the limestone cap, there is a mineral deposit which consists mainly of calc-silicate minerals, or minerals which have various ratios of calcium, silicon and oxygen. Beneath the calc-silicate deposit is granite rock. The El Capitan property has an abundance of hematite, which occurs with calcite in later stage fracture fillings, breccias (rock composed of sharp-angled fragments), and stockworks (multi-directional fractured rock containing veinlets of hydrothermally introduced materials).

To our knowledge, prior to its acquisition by ECL, the property was last active in 1988. The property was previously drilled as an iron (Fe) resource by the U.S. Bureau of Mines in 1944 and 1948. From 1961 to 1988, to our knowledge, an estimated 250,000 tons of iron ore were produced on the property. Prior to December 2004, there had not been any significant exploration completed on the property. There had only been shallow drilling of the upper magnetite horizon, which was completed by the U.S. Bureau of Mines in 1944 and 1948, and additionally performed by ECL in 2002. Additionally, there was geologic mapping of the property at a scale of 1:3,600 by Kelley in 1952.  ECPN has made its annual maintenance filings and payment of an annual maintenance fee to the BLM for the claims ($140 per year) and of bulk fuel and water well permits on the El Capitan site. Upon payment of a reclamation bond of $15,000 to cover anticipate costs associated with reclamation of the property, ECL received from the BLM a Minimal Impact Existing Mining Operation Permit enabling it to proceed with its exploratory programs.  On March 30, 2007, the New Mexico Energy, Minerals and Natural Resources Department issued a Cessation Order due to un-permitted exploration activities.  On September 17, 2007, the New Mexico Energy, Minerals and Natural Resources Department issued their Completion of Abatement Steps for Cessation Order confirming that the abatement steps required under the original order had been completed.  On October 3, 2008, the New Mexico Energy, Minerals and Natural Resources Department issued their Termination Report and Confirmation of Completion of Work for Reclamation Activities confirming that the reclamation activities required under the original order had been completed.

Potential mineralization has been defined as two separate types: (i) magnetite iron, and (ii) hematite-calcite mineralized skarn and limestone, which may contain precious metals. By using core holes located at strategic points throughout the property, we have been able to develop subsurface information and define the mineralization. To date, there have been no proven commercial precious metals reserves on the El Capitan property site. To establish “reserves” (as defined under Industry Guide 7 issued by the SEC), we will be required to establish that the property is commercially viable; to establish commercial viability, we will be required to complete significant additional exploration and testing, including more extensive drilling, obtain positive engineering results and complete an economic feasibility study on the property. We have not completed a feasibility study on the property, and thus cannot identify the economic significance of the property, if any, at this time.

Over the years, samples taken on the property, including samples taken by ECL, have given low-grade precious metal results when using standard fire assay methods.  Through August 2006, due to the unique nature of the mineralization of the El Capitan property, we have at times utilized testing and assaying methods that may be uncommon, including the use of alkali fusion assays, a more aggressive form of assay which completely converts the sample into a water soluble salt.

In January 2005, ECL completed a preliminary 32-sample surface sampling and assay program on the property to determine the property’s gold and platinum potential.  This preliminary sampling was completed by Dr. Clyde L. Smith, Ph.D.  This preliminary sampling and assay program was followed by three stages of diamond drilling and rotary drilling, totaling 45 holes between April 2005 and September 2006.

In 2007, ECPN engaged Dr. Smith to prepare a report which would “...provide an explanation of the work conducted on the El Capitan Gold-Platinum Project ... and to summarize the results of the geologic investigations ...”  In this report dated April 16, 2007, Dr. Smith states, “This resource [the El Capitan property] qualifies as a ‘measured resource’ based upon the Canadian National Instrument 43-101 guidelines.  Preliminary hydrometallurgical extraction results indicate potentially acceptable levels of recovery of both gold and platinum.”

We have continued to retain the services of Dr. Smith to manage the exploration of the property. Dr. Smith is a Consulting Geologist with over 32 years of experience in the mining industry. Dr. Smith holds a B.A. from Carleton College, a M.Sc. from the University of British Columbia, and a Ph.D. from the University of Idaho. Dr. Smith also served as a member of the Industrial Associates of the School of Earth Sciences at Stanford University for several years. ECL has also retained the services of a Ph.D. chemist to compile the prior and ongoing metallurgical and geological information for incorporation into a formal presentation for the purpose of the future marketing the property

We retained a small metallurgical R&D lab in August 2006 to assess the potential for a modified fire assay technique that is more appropriate for the material from the El Capitan deposit. Throughout 2007 investigations into the potential use of various industry-standard fire assay techniques to estimate the metal content of the El Capitan mineral samples were conducted.  Such standard fire assay techniques produced limited improved results, and beginning in early 2008 and through early 2009, we conducted research into other assay techniques, including leaching, acid dissolution, and the addition of various precious metal collecting agents during the assay process.  In early 2009, we completed these research analytical projects at the commercial laboratory and small, R&D-oriented facility we had contracted with. The results obtained were encouraging but resulted in inconsistent tests results.

In May 2009, we received results from a commercial lab for additional assay tests comparable to the to the test procedures used in December 2008, which represented recoverable values using standard extraction techniques and the values obtained were similar to the December 2008 values reported by the Canadian firm that performed the tests. It was determined that the low assay results reported in February 2009 came from an entirely different assay procedure and therefore was not comparable to the results obtained in the December 2008 and May 2009 tests.

In June 2009, we contacted Planet Resource Recovery, Inc. (“PRR”), for PRR to evaluate the use of their recovery technology in recovering precious metals from concentrates produced from El Capitan property head ore. Effective May 4, 2010, we entered into a Joint Venture Agreement with  PRR to process approximately 200 tons of concentrate from the El Capitan property. As part of the Agreement, PRR was to build a production facility for this El Capitan recovery process at their Texas site. As of September 30, 2010, PRR had not begun construction under this contractual arrangement. At this time we are attempting to determine if production from the concentrates is viable.

In March 2010, we started a separate project using a team of experienced mining chemists and metallurgists to develop an assay process and a commercial precious metals recovery process for the ore from the El Capitan property. This team initially focused on 3 different recovery processes. By September 8, 2010, this team had developed processes which yielded “metal in hand” assays, which indicates the El Capitan ore could be of commercial grade, if the recovery cost is not prohibitive.

In September 2010, we announced that our team of chemists and metallurgists had developed a gold recovery process which uses “lead collection with silver inquarting.” This process was used by Copper State Analytical Lab (“CSAL”) to produce a certified report on metal recovered from samples that came from 3,000 tons of El Capitan head ore.  This report by CSAL states a value of 0.421 ounces of gold per ton of ore to be recovered from the El Capitan head ore.

On November 3, 2010, we announced Arrakis, Inc. had been engaged to initially analyze ten (10) core samples, utilizing three different recovery processes. Upon determination of the final recovery process best suited for the El Capitan ore, the cost of precious metal recovery will be determined to insure the recovery process is not prohibitive in comparison to the price of the precious metals recoverable at the El Capitan property. The Company supplied with and economically feasible recovery model for the precious metals for the El Capitan property ore, we believe we can contract with an investment banking firm to sell the El Capitan property to a major mining company.

From time to time, we have entered into agreements with various contractors to complete exploration projects on the El Capitan property. Each of the respective contractors utilizes their own equipment to complete such exploration and testing or other contracted services.

COD Property

The COD property is an underground property located in the Cerbat mountains in Mohave County, Arizona, approximately 11 miles north, northwest of Kingman, Arizona. The Cerbat mountains consist mainly of pre-Cambrian metamorphic rock which is intruded by granite, overlain by younger Tertiary-era volcanic rock. The property can be reached by taking Interstate 40 north out of Kingman to the Stockton Hill Road exit. After going approximately five (5) miles north on Stockton Hill Road, there is a subdivision road extending west. Following the subdivision road to the second southern extension road, the visitor will see road signs showing the directions to the property from that point.

The property contains 13 claims granted by the BLM. This property has previously been mined through two underground shafts leading to seven levels, most recently in the mid 1980’s. The COD property was originally mined in 1878.

Pursuant to a joint venture agreement with U.S. Canadian Minerals, Inc. (“U.S. Canadian”) entered into in May 2004, we transferred an 80% interest in the COD property to U.S. Canadian. Pursuant to the agreement, we plan to explore the property to determine the feasibility of recovering gold and silver from the tailings of the COD site.  We were to receive 50% of the profits from the gold and silver tailings, if any. We were required to contribute the equipment necessary for such exploratory operations. U.S. Canadian agreed to contribute ninety (90) days operating capital to provide for at least three workers, fuel, necessary equipment, and equipment repair and maintenance. After the 90-day period, the parties were to split the costs and expenses related to the operation of the mine in accordance with their profit participation in the COD property. To date, we have spent approximately $2,500 on this project.  On August 29, 2005, we executed a Quit Claim Deed in favor of U.S. Canadian covering all of the mining claims identified in the joint venture for purposes of facilitating the management of the claims by U.S. Canadian pursuant to the joint venture. There has been no activity by us at this property in the year ended September 30, 2010. We were advised by U.S. Canadian on October 21, 2009, that they had transferred all of their interest in the COD project to an unrelated party.  On January 11, 2010, U.S. Canadian and the unrelated party rescinded the October 21, 2009 transaction and a Quit Claim Deed on the COD property was returned to U.S. Canadian.  Currently we are attempting to determine if this joint venture is viable. In July 2009 U.S. Canadian purchased Noble Technologies Corp., a private Nevada corporation. In October 2009 U.S. Canadian amended its Articles of incorporation and changed its name to Noble Consolidated Industries Corp. Currently Noble Consolidated Industries Corp. is listed on the Pink Sheets with no value or trading activity.

Weaver Property

The Weaver property consists of approximately 40 acres of land located in Maricopa County, Arizona. The Weaver mountains are made up mainly of pre-Cambrian granite and metamorphic rock, overlain by Tertiary-era volcanic rock. The property is located approximately 75 miles north of Phoenix, near Congress, Arizona. From Congress, Arizona, the site can be reached by taking State Highway 89 north out of Congress to Stanton Road, taking Stanton Road east to Stanton, Arizona. The site is located approximately 1.5 miles northeast of Stanton, Arizona. The Weaver property was acquired from our majority stockholder, G&M. Prior to the acquisition by G&M, the site was operated by our President, Charles C. Mottley, and a partner of Mr. Mottley. Mr. Mottley and his partner operated the site from 1982 to 1984, mining approximately 150,000 tons of iron ore during that period of time.

In March 2009, we sold this property to an unrelated party.

Executive Offices

Our executive offices have been located at 15225 N. 49th Street, Scottsdale, Arizona 85254 since May 1, 2009. The premises are contributed free of charge by Mr. Stephen J. Antol, an officer of the Company. We believe that the office is adequate to meet our current operational requirements. Other than our properties as described above, we do not own any real property.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any bankruptcy, receivership or other legal proceeding, and to the best of our knowledge, no such proceedings by or against the Company have been threatened.

In April 2007, Mr. Kenneth P. Pavlich, then the Company’s President, Principal Executive Officer and a Director, was granted an option to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $.70 per share, vesting in 500,000 share installments upon certain performance events. In September 2008, Mr. Pavlich convinced the Company’s Board of Directors (at that time without advice of counsel) to cancel his 2007 options and issue him a 10-year option to purchase 2,500,000 shares at an exercise price of $.14 per share, with the first 500,000 share installment vesting immediately and the remaining options vesting every six (6) months thereafter without any performance event being met.  Mr. Pavlich’s new option agreement provided for 2,500,000 options at an exercise price of $0.14, and exceeded the 2,000,000 per annum amount allowed to any single individual as provided by the 2005 Stock Incentive Plan. Therein, based upon an excess grant of 20%, Mr. Pavlich’s 1,250,000 vested options were reduced by 250,000 options to 1,000,000 vested options to reflect the reduction of the 20% inadvertent excess grant in September 2008.

Likewise, in September 2008, Mr. R. William Wilson, then the Company’s Treasurer, Principal Financial Officer and a Director, cancelled a 2007 option for 1,000,000 shares with a $.50 exercise price with vesting performance events and received a 2008 option for 1,000,000 shares with an exercise price of $.14 per share without any vesting performance events.

In addition, in September 2008, Mr. Pavlich and Mr. Wilson arranged that their respective salaries increased dramatically at a time when the Company had no revenues and little working capital. Mr. Wilson made a claim against the Company for his accrued salary before a Nevada agency and the claim was denied.

The Company’s current management team believes that the stock options granted to Mr. Pavlich and Mr. Wilson was not supported by adequate consideration and are, therefore, invalid. Likewise, we currently believe that much of the salary claims of Mr. Pavlich and Mr. Wilson are without merit. On April 15, 2010, our Board of Directors made the decision not to honor the above-described stock options granted to Mr. Pavlich and Mr. Wilson and to pay none of the accrued salaries to them.

It is the current position of the Company that Mr. Pavlich and Mr. Wilson did not competently perform their responsibilities in their respective positions and committed malfeasance in their capacities as officers and Directors of the Company.  Further, it is our position that the conduct of Mr. Pavlich and Mr. Wilson has caused substantial damage to the Company and its stockholders.  It is the intent of the Company to pursue any and all claims against Mr. Pavlich and Mr. Wilson.  In furtherance of such intent on July 28, 2010, our Board of Directors reserved the sum of $100,000 from the Company’s recent private placement proceeds for the payment of future legal fees to be incurred in a lawsuit against Mr. Pavlich and Mr. Wilson. Our Chairman of the Board has engaged Nevada counsel and a law suit has been filed against Mr. Pavlich and Mr. Wilson.

On August 30, 2010, ECPN filed a civil complaint against Mr. Pavlich and Mr. Wilson in Clark County, Nevada District Court (File No. A-10-624372-B; Dept. No. XIII).  This lawsuit against Mr. Pavlich and Mr. Wilson alleges “... their concerted and detrimental efforts to engage in intentional, willful and injurious bad faith and unfair acts” with respect to their salaries and stock options granted in 2008 as described above “... were prejudicial to the Company and its shareholders.”  The lawsuit seeks to have their original stock options and employment agreements declared invalid and non-binding and their subsequent stock options and employment agreements declared invalid and void.  In addition, the lawsuit seeks damages from each of Mr. Pavlich and Mr. Wilson in a minimum amount of $10,000 and punitive and exemplary damages, plus the Company’s attorneys’ fees. As of January 7, 2011, Mr. Wilson has not been served.

On or about November 15, 2010, Mr. Pavlich filed an answer to the Company’s complaint by way of a Motion To Compel Arbitration (the “Motion”) based upon an arbitration provision in Mr. Pavlich’s original employment agreement and the subsequent employment agreement. In the Motion, Mr. Pavlich asserts his claim of $175,000 in salary owed by the Company and the validity of the lower priced options.

On or about December 7, 2010, the Company filed an answer to the Motion, claiming that the Company’s complaint against Mr. Pavlich was not based upon a breach of either employment agreement, but rather a breach of his statutory fiduciary duty to the Company and its shareholders, and, therefore, was not impacted by the arbitration provision of the employment agreement. As of January 7, 2011, the Court had not ruled upon the Motion.

In January 2011, all parties, including Mr. Wilson, agreed to mediate this dispute as soon as reasonably possible.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED MATTERS STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

(a)           Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board, or “OTC Bulletin Board,” under the trading symbol “ECPN.OB” The following table sets forth the range of high and low closing bid quotes of our common stock per quarter as reported by the OTC Bulletin Board for the past two fiscal years ended September 30, 2010 and 2009, respectively. All quoted prices reflect inter-dealer prices without retail markup, mark-down commission and may not necessarily represent actual transactions.

	Price Range
Quarter Ended	High	Low

September 30, 2010	$0.56	$0.38
June 30, 2010	$0.65	$0.25
March 31, 2010	$0.35	$0.09
December 31, 2009	$0.10	$0.07

September 30, 2009	$0.12	$0.08
June 30, 2009	$0.13	$0.02
March 31, 2009	$0.07	$0.01
December 31, 2008	$0.14	$0.05

(b)           Holders

The number of record holders of ECPN common stock as of September 30, 2010 was approximately 6,000 based on information received from our transfer agent and NOBO report of shareholders holding our stock in brokerage accounts.

(c)           Dividends

The Company has not paid, nor declared, any cash dividends since its inception and does not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

(d)           Equity Compensation Plan Information

The following table sets forth, as of September 30, 2010, (i) the number of securities to be issued upon the exercise of outstanding options, warrants and rights issued under our equity compensation plans, (ii) the weighted average exercise price of such options, warrants and rights, and (iii) the number of securities remaining available for future issuance under our equity compensation plans.  All outstanding options identified herein are governed by the terms of the Company’s 2005 Stock Incentive Plan.  As of September 30, 2010, there are 16,000,000 shares authorized and registered under the Company’s 2005 Stock Incentive Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan excluding (a) (c)

Equity compensation plans approved by security holders	–	–	–
Equity compensation plans not approved by security holders	2,550,000	$0.31	2,354,754	(1)
Total	2,550,000	$0.31	2,354,754
____________
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

(e)           Recent Sales of Securities

During fiscal 2010, the Company issued 525,000 shares of its S-8 common stock pursuant to its 2005 Stock Incentive Plan for consulting services valued at $181,500.

During fiscal 2010, the Company issued 1,825,927 shares of its S-8 common stock pursuant to its 2005 Stock Incentive Plan for compensation valued at $569,310.

During fiscal 2010, the Company issued 250,000 shares of its restricted Rule 144 common stock for compensation valued at $80,000.

During fiscal 2010, the Company issued 346,399 shares of its S-8 common stock pursuant to its 2005 Stock Incentive Plan for accrued liabilities valued at $31,176.

On May 19, 2010, the Board of Directors authorized a private placement of 3.2M shares of restricted Rule 144 common stock at $0.35 per share. On July 23, 2010, the Board of Directors authorized an increase in the private placement to 4.3M shares at $0.35 per share. As of November 15, 2010, we have placed 4,300,000 authorized shares of the private placement and received cash proceeds net of wire fees aggregating $1,504,986. The working capital funds will be utilized for payments for the continued implementation of our business strategies, necessary corporate personnel, and related general and administrative expenses. Based upon our budgeted burn rate including litigation costs against the two former officers of the Company, the completed private placement proceeds should provide adequate working capital for 13 to 15 months.

ITEM 6.	SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements of the Company and notes thereto included elsewhere in the Annual Report. See “Item 8. Financial Statements” below.

Readers are cautioned that the following discussion contains certain forward-looking statements that involve risks, uncertainties and assumptions and should be read in conjunction with the “Cautionary Statement on Forward-Looking Statements” appearing at Page 4 of this Annual Report.

Overview of Business

We are an exploration stage company that has owned interests in several properties located in the southwestern United States in the past. We are principally engaged in the exploration of precious metals and other minerals. At this time, we are not engaged in any revenue producing operations.

We are concentrating on the exploration of the El Capitan property. After completing further testing to determine the existence and concentration of commercially extractable precious metals or other minerals at this property site, and if the results of such testing are positive, we anticipate formalizing plans for the development of the asset by either selling to or joint venturing with a producing mining company.

For complete details regarding the business of the Company, see “Item 1. Business” and “Item 2. Properties,” above.

Results of Operations - Fiscal year ended September 30, 2010 compared to fiscal year ended September 30, 2009.

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues in our fiscal year 2011, if ever.  We realized a net increase in operating expenses of $325,550 from $953,699 for the year ended September 30, 2009 to $1,279,249 for the year ended September 30, 2010. The increase is comprised mainly of increases in professional fees of $114,035, exploration expenses of $110,112, reduction in a gain on asset dispositions of $19,626, and administrative consulting fees of $420,621 net of prior year officer compensation expense of $315,000. These increases were mainly offset by decreases in legal and accounting fees of $30,067,  non-cash warrant and option expenses of $249,759 and recognition of a write-off of accounts payable and accrued interest of $56,364. The current period administrative consulting fees consist of $649,310 non-cash stock compensation to the directors, officers and chief financial officer of the Company for services rendered and cash compensation aggregating $131,946. The increase exploration expenses relates to increased research activity on recovery processes for precious metals on our El Capitan ore. The Company did not issue any new stock options or warrants during the fiscal year ended September 30, 2010.

Our net loss increased for the fiscal year ended September 30, 2010 by $323,028, from $953,501 for the fiscal year ended September 30, 2009, to $1,276,529 for the current fiscal year ended September 30, 2010. The decrease in the net loss is mainly attributable to the net increase in operating expenses in the current fiscal year, as detailed above.

Liquidity and Capital Resources

On May 19, 2010, the Board of Directors authorized a private placement of 3.2 Million shares of restricted Rule 144 common stock at $0.35 per share. On July 23, 2010, the Board of Directors authorized an increase in the private placement to 4.3 Million shares at $0.35 per share. As of November 11, 2010, we have placed 4,300,000 shares of the private placement and received cash proceeds net of wire fees aggregating $1,504,986. The working capital funds will be utilized for payments for the continued implementation of our business strategies, necessary corporate personnel, and related general and administrative expenses.

To fund operational expenses in the fiscal years ended September 30, 2010 and 2009, we relied on proceeds from the exercise of warrants aggregating $36,250 during 2009, cost reimbursements on the El Capitan project from G&M aggregating $77,487 during 2009 and 2010, and the above-referenced private placement of common stock in fiscal year 2010 of $1,489,366.

During the fiscal year ended September 30, 2009, the Company modified the terms of 725,000 warrants previously granted. The exercise price of the warrants was reduced from $0.50 to $0.05. The modifications resulted in an additional warrant expense of $15,457 for the fiscal year ended September 30, 2009.

As of September 30, 2010, we had cash on hand aggregating $955,023 and an accumulated deficit of $19,239,497. Based upon our budgeted burn rate including litigation costs against the two former officers of the Company, the completed private placement proceeds should provide adequate working capital for approximately 12 to 14 months. We continually evaluate business opportunities such as joint venture processing agreements with the objective of creating cash flow to sustain the Company and provide a source of funds for growth and continued exploration of the El Capitan deposit. If management’s plans are not successful, operations and liquidity may be adversely impacted. Historically have relied on equity and debt financings to finance our ongoing operations. We are dependent on obtaining additional financing or equity placements to continue our exploration, metallurgical and recovery program efforts on the El Capitan project. At this time we have no current plans or arrangements for additional capital requirements, and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to us. We anticipate that we will seek the additional financing scenarios during the third calendar quarter of 2011. In the event that we are unable to obtain additional working capital, we may be forced to reduce our operating expenditures or to cease development and operations altogether.

Factors Affecting Future Operating Results

We have generated no revenues, other than interest income, since inception. As a result, we have only a limited operating history upon which to evaluate our future potential performance. Our potential must be considered by evaluation of all risks and difficulties encountered by exploration companies which have not yet established business operations.

The price of gold has experienced an increase in value over the past three years. Any significant drop in the price of gold, other precious metals or iron ore prices may have a materially adverse affect on the future results of potential operations. Unless we are able to offset such a price drop by substantially decreasing precious metals recovery costs, it may affect our ability to market the sale El Capitan property.

Off-Balance Sheet Arrangements

During the year ended September 30, 2010, we did not engage in any off balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Note 1, “Business, Basis of Presentation and Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for the year ended September 30, 2010, describes our significant accounting policies which are reviewed by management on a regular basis.

New Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In January 2010, the ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to: i) transfers in and out of level 1 and 2 fair value measurements and ii) enhanced detail in the level 3 reconciliation. The guidance was amended to provide clarity about: i) the level of disaggregation required for assets and liabilities and ii) the disclosures required for inputs and valuation techniques used to measure fair value for both recurring and nonrecurring measurements that fall in either level 2 or level 3. The updated guidance was effective for the Company’s interim reporting beginning February 1, 2010, with the exception of the level 3 disaggregation, which is effective for the Company’s fiscal year beginning October 1, 2011. The Company has determined the adoption of this disclosure does not have a material impact on its financial statements.

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

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	28

Consolidated Balance Sheets - September 30, 2010 and September 30, 2009	29

Consolidated Statements of Expenses – Years ended September 30, 2010 and 2009 and for the period from July 26, 2002 (inception) through September 30, 2010	30

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) - period from July 26, 2002, (inception) through September 30, 2010	31

Consolidated Statements of Cash Flows - Years ended September 30, 2010 and 2009 and for the period from July 26, 2002 (inception) through September 30, 2010	34

Notes to Consolidated Financial Statements	36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of El Capitan Precious Metals, Inc.
(An Exploration Stage Company)
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of El Capitan Precious Metals, Inc. and Subsidiary (an exploration stage company) (the “Company”) as of September 30, 2010 and 2009, and the related consolidated statements of expenses, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from July 26, 2002 (inception of exploration stage) through September 30, 2010. The consolidated financial statements for the period from July 26, 2002 (inception of exploration stage) through September 30, 2006 were audited by other auditors whose reports expressed unqualified opinions on those statements. The consolidated financial statements for the period from July 26, 2002 (inception of exploration stage) through September 30, 2006, include total revenues and net loss of $0 and $10,184,209 respectively. Our opinion on the consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the period from July 26, 2002 (inception of exploration stage) through September 30, 2009, insofar as it relates to amounts for prior periods through September 30, 2006, is based solely on the report of other auditors. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2010 and 2009 and the results of its operations and cash flows for the years then ended and for the period from July 26, 2002 (inception of exploration stage) through September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/  MaloneBailey, LLP

www.malonebailey.com
Houston, Texas

January 13, 2011

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30,
	2010	2009

ASSETS
CURRENT ASSETS :
Cash	$955,023	$2,348
Prepaid expenses	41,903	26,189
Total Current Assets	996,926	28,537

Furniture and equipment net of accumulated depreciation of $29,222 and $23,495, respectively	2,950	8,677
Investment in El Capitan, Limited	788,808	788,808
Deposits	22,440	22,440
Total Assets	$1,811,124	$848,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$121,956	$144,494
Accrued liabilities	343,056	357,711
Interest payable	–	48,111
Due to affiliated company	28,117	47,061
Short term debt	–	7,913
Total Current Liabilities	493,129	605,290

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.001 par value; 300,000,000 shares authorized; 95,790,069 and 88,857,369 issued and outstanding, respectively	95,790	88,587
Additional paid-in capital	20,461,702	18,117,553
Deficit accumulated during the exploration stage	(19,239,497)	(17,962,968)
Total Stockholders’ Equity	1,317,995	243,172
Total Liabilities and Stockholders’ Equity	$1,811,124	$848,462

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES

	Year Ended September 30,		July 26, 2002 (Inception) Through September 30,
	2010 2009		2010
			(Unaudited)
OPERATING EXPENSES:
Professional fees	$164,282	$50,247	$3,415,027
Officer compensation expense	–	315,000	2,863,833
Administrative consulting fees	781,256	45,635	1,910,766
Management fees, related parties	–	–	320,500
Legal and accounting fees	110,332	140,399	1,360,387
Exploration expenses	195,775	85,663	2,490,362
Warrant and option expenses	–	249,759	4,076,578
Other general and administrative	83,968	86,622	1,243,472
Write-off of accounts payable and accrued interest	(56,364)	–	(56,364)
(Gain) loss on asset dispositions	–	(19,626)	34,733
Total Operating Expenses	1,279,249	953,699	17,659,294

LOSS FROM OPERATIONS	(1,279,249)	(953,699)	(17,659,294)

OTHER INCOME (EXPENSE):
Interest income	715	35	36,965
Forgiveness of debt	–	1,639	115,214
Interest expense:
Related parties	–	–	(68,806)
Other	(454)	(1,476)	(308,740)
Gain (loss) on extinguishment of liabilities	2,459	–	(222,748)
Accretion of notes payable discounts	–	–	(1,132,088)
Total Other Income (Expense)	2,720	198	(1,580,203)

NET LOSS	$(1,276,529)	$(953,501)	$(19,239,497)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	90,972,066	88,004,276

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
July 26, 2002 (Inception) through September 30, 2010

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid in Capital	Deficit Accumulated During The Exploration Stage	Total

Initial Issuance of Common Stock	3,315,000	$3,315	–	$(3,306)	$–	$9
Net loss	–	–	–	–	(21,577)	(21,577)
	3,315,000	$3,315	$–	$(3,306)	$(21,577)	$(21,568)

Issuance of common stock to Gold and Minerals Company, Inc. in connection with purchase of interests in assets of El Capitan, Ltd. In November 2002	35,685,000	35,685	–	(35,663)	–	22
Acquisition of DML Services on March 17, 2003	6,720,000	6,720	–	(56,720)	–	(50,000)
Common stock issued for interest expense related to a note payable	525,000	525	–	16,975	–	17,500
Common stock and warrants issued for services	150,000	150	–	188,850	–	189,000
Common stock issued for compensation	2,114,280	2,115	–	847,885	–	850,000
Issuance of common stock to Gold and Minerals Company, Inc. in connection with purchase of COD property in August 2003, $0.00 per share	3,600,000	3,600	–	(3,600)	–	–
Net loss	–	–	–	–	(1,561,669)	(1,561,669)
Balances at September 30, 2003 (Unaudited)	52,109,280	$52,110	$–	$954,421	$(1,583,246)	$(576,715)

Cost associated with warrants and options issued	–	–	–	108,000	–	108,000
Common stock issued for compensation	3,650,164	3,650	–	516,350	–	520,000
Common stock issued for services and expenses	2,082,234	2,083	–	393,682	–	395,765
Common stock issue for notes payable	1,827,938	1,827	–	381,173	–	383,000
Beneficial conversion of notes payable	–	–	–	75,000	–	75,000
Common stock issued for acquisition of Weaver property interest in July 2004	3,000,000	3,000	–	(3,000)	–	–
Stock subscriptions	–	–	50,000	–	–	50,000
Net loss	–	–	–	–	(1,314,320)	(1,314,320)
Balances at September 30, 2004 (Unaudited)	62,669,616	$62,670	$50,000	$2,425,626	$(2,897,566)	$(359,270)

Subscribed stock issued	200,000	200	(50,000)	49,800	–	–
Common stock issued for services	2,290,557	2,290	–	1,254,245	–	1,256,535
Common stock sold in private placement	3,865,000	3,865	–	1,785,272	–	1,789,137
Common stock issued for notes payable	383,576	384	–	153,042	–	153,426
Beneficial conversion of notes payable	–	–	–	21,635	–	21,635
Cost associated with warrants and options issued	–	–	–	149,004	–	149,004
Discounts on notes payable	–	–	–	113,448	–	113,448
Net loss	–	–	–	–	(3,244,841)	(3,244,841)
Balances at September 30, 2005 (Unaudited)	69,408,749	$69,409	$–	$5,952,072	$(6,142,407)	$(120,926)
(Continued)
The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
July 26, 2002 (Inception) through September 30, 2010

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

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
July 26, 2002 (Inception) through September 30, 2010

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid in Capital	Deficit Accumulated During The Exploration Stage	Total

Common stock issued for services	1,127,744	1,127	–	95,205	–	96,332
Common stock sold by the exercise of warrants & options	725,000	725	–	35,525	–	36,250
Common stock issued for compensation	562,500	563	–	44,437	–	45,000
Warrant and option expense	–	–	–	249,759	–	249,759
Net loss	–	–	–	–	(953,501)	(953,501)
Balances at September 30, 2009	88,587,369	$88,587	$–	$18,117,553	$(17,962,968)	$243,172

Common stock issued for services	525,000	525	–	180,975	–	181,500
Conversion of accounts payable and accrued liabilities to equity	346,399	347	–	30,829	–	31,176
Common stock issued for compensation	2,075,927	2,076	–	647,234	–	649,310
Sale of common stock	4,255,374	4,255	–	1,485,111	–	1,489,366
Net loss	–	–	–	–	(1,276,529)	(1,276,529)
Balances at September 30, 2010	95,790,069	$95,790	$–	$20,461,702	$(19,239,497)	$1,317,995

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,		July 26, 2002 (Inception) Through September 30,
	2010	2009	2010
			(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,276,529)	$(953,501)	$(19,239,497)

Adjustments to reconcile net (loss) to net cash used in operating activities
Warrant and option expense	–	249,759	4,076,578
Beneficial conversion feature of notes payable	–	–	225,207
Non-cash expense with affiliate	–	–	7,801
Stock-based compensation	830,810	141,332	6,429,193
Accretion of discount on notes payable	–	–	1,132,088
(Gain) loss on sale of fixed assets	–	(19,627)	34,733
Write-off accounts payable and accrued interest	(56,364)	–	(56,364)
Forgiveness of debt	–	(1,639)	(115,214)
(Gain) on conversion of debt	(2,459)	–	(2,459)
Provision for uncollectible note receivable	–	–	62,500
Depreciation	5,727	7,515	74,621
Changes in operating assets and liabilities:
Miscellaneous receivable	–	2,472	4,863
Interest receivable	–	–	(13,611)
Prepaid expenses and other current assets	(15,714)	14,454	(44,376)
Expense advances on behalf of affiliated company	(18,944)	96,431	(534,873)
Accounts payable	(1,285)	75,995	137,479
Accounts payable - Related Party	–	–	364
Accrued liabilities	5,980	314,702	496,209
Interest payable, other	–	–	49,750
Net Cash (Used in) Operations	(528,778)	(72,107)	(7,275,008)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property interest	–	–	(100,000)
Purchase of furniture and equipment	–	–	(148,140)
Sale of fixed assets	–	20,000	32,001
Deposits	–	5,198	(22,440)
Issuance of notes receivable	–	–	(249,430)
Payments received on notes receivable	–	–	66,930
Cash paid in connection with acquisition of DLM Services, Inc.	–	–	(50,000)
Net Cash Provided by (Used in) Financing Activities	–	25,198	(471,079)
(Continued)
The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,		July 26, 2002 (Inception) Through September 30,
	2010	2009	2010
			(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	1,489,366	–	4,945,972
Costs associated with the sale of stock	–	–	(19,363)
Proceeds from notes payable, related parties	–	–	219,900
Proceeds from warrant exercise	–	36,250	1,338,075
Proceeds from notes payable, other	–	–	2,322,300
Increase in finance contracts	–	13,299	117,479
Repayment of notes payable, related parties	–	–	(61,900)
Payments on finance contracts	(7,913)	(32,748)	(117,479)
Repayment of notes payable, other	–	–	(43,874)
Net Cash Provided by Financing Activities	1,481,453	16,801	8,701,110

NET (DECREASE) INCEASE IN CASH AND CASH EQUIVALENTS	952,675	(30,108)	955,023

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,348	32,456	–

CASH AND CASH EQUIVALENTS, END OF PERIOD	$955,023	$2,348	$955,023

SUPPLEMENTAL CASH FLOW INFORMATION :
Cash paid for interest	$454	$1,307	$172,917
Cash paid for income taxes	–	–	–

NON-CASH INVESTING AND FINANCING ACTIVITIES :
Fixed assets disposed for accrued liabilities	$–	$1,991	$1,991
Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of interest in of El Capitan, Limited.	–	–	8
Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of the COD property	–	–	3,600
Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of the Weaver property	–	–	3,000
Net non-cash advances from affiliated company	–	–	562,990
Notes payable and accrued interest converted to equity	–	–	2,495,544
Accounts payable and accrued liabilities converted to equity	31,176	–	31,176

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 1 - BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business, Operations and Organization

On July 26, 2002, El Capitan Precious Metals, Inc. (“the Company” or “El Capitan”) was incorporated as a Delaware corporation to engage in the business of acquiring properties containing precious metals, principally gold, silver, and platinum. On March 18, 2003, El Capitan Precious Metals, Inc. (Delaware) entered into a share exchange agreement with DML Services, Inc. (“DML”), a Nevada corporation, and became the wholly owned subsidiary of DML. On April 11, 2003, DML changed its name to El Capitan Precious Metals, Inc. The results of El Capitan Precious Metals, Inc., a Nevada corporation (formerly DML Services, Inc.), and its wholly owned Delaware subsidiary of the same name (collectively “El Capitan” or the “Company”) are presented on a consolidated basis.

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

Depreciation expense for the years ended September 30, 2010 and 2009 was $5,727 and $7,515, respectively.

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

El Capitan recognized stock-based employee compensation aggregating $-0- and $249,759 for common stock options issued to employees during the years ended September 30, 2010 and September 30, 2009, respectively. Also during the years ended September 30, 2010 and September 30, 2009, the Company paid stock based compensation to consultants aggregating $830,810 and $141,332, respectively.

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for all grants, expected life of options using the Simplified Method, expected volatility based on historical trends, a risk-free interest rate using the appropriate term U.S. Treasury rate, and a zero percent (0%) dividend yield. Transactions in equity instruments with non-employees for goods and services are accounted for in accordance with FASB ASC 505-50. Stock based compensation paid to consultants is values at the fair market value on the date of issuance.

Impairment of Long-Lived Assets

Management assesses the carrying value of long-lived assets for impairment when circumstances indicate such amounts may not be recoverable from future operations. Generally, assets to be held and used are considered impaired if the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. During the years ended September 30, 2010 and 2009 no impairment of long-lived assets was recorded.

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

Recently Issued Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award  as liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements, (“ASU 2010-09”) which amends Accounting Standards Codification Topic 855 (“ASC 855”) to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. The amendments in ASU 2010-09 remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The new guidance became effective for the Company on February 16, 2010 and did not have an impact on the Company’s consolidated financial statements or results of operations.

In January 2010, the ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to: i) transfers in and out of level 1 and 2 fair value measurements and ii) enhanced detail in the level 3 reconciliation. The guidance was amended to provide clarity about: i) the level of disaggregation required for assets and liabilities and ii) the disclosures required for inputs and valuation techniques used to measure fair value for both recurring and nonrecurring measurements that fall in either level 2 or level 3. The updated guidance was effective for the Company’s interim reporting beginning February 1, 2010, with the exception of the level 3 disaggregation, which is effective for the Company’s fiscal year beginning October 1, 2011. The Company has determined the adoption of this disclosure does not have a material impact on its financial statements.

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

Sale of 80% of Mining Claims and Joint Venture

In May 2004, El Capitan executed a joint venture agreement with U.S. Canadian Minerals, Inc. (“US Canadian”), a publicly-traded Nevada company (Pink Sheets; USCA.PK), to explore the COD property, including the recovery of gold and silver from the tailings of the COD site. The joint venture is to operate under the name “CanEl” until May 2020, unless terminated earlier pursuant to the terms of the joint venture agreement. Under terms of the agreement, El Capitan was required to transfer to US Canadian an 80% interest in the COD property in exchange for 720,000 shares of US Canadian common stock. Pursuant to a stock split affected by U.S. Canadian, we subsequently held 2,160,000 shares of the U.S. Canadian stock.  As of October 9, 2007, U.S. Canadian announced a 50-to-1 reverse split of its common stock which reduced the number of shares held to 43,200.  On the date of the original transaction, shares of unrestricted freely trading US Canadian common stock traded at $2.85 per share, or as adjusted for the split, at $0.95 per share.

The U.S. Canadian common stock was restricted with respect to sale until May 2005. U.S. Canadian’s common stock is currently traded on the Pink Sheets under USCN.PK and closed at $0.99 per share on September 30, 2010. As at September 30, 2009, El Capitan has ascribed a zero value to these shares due to market conditions for the security and with a corresponding zero value to the carrying value of the deferred gain liability account

Acquisition of Weaver Mining Claims

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

NOTE 3 - INVESTMENTS IN US CANADIAN

On September 30, 2010, El Capitan owned 43,200 shares of U.S. Canadian common stock. El Capitan valued the shares at $0.00 per share, due to market conditions for this stock.  El Capitan has a residual involvement related to the COD property and accordingly no gain on the sale is recognized and any future increase in market value of the securities, the increase in value will create a deferred gain liability account in accordance with current GAAP.

NOTE 4 - RELATED PARTY TRANSACTIONS

Due to Affiliated Company

During the period October 2004 through September 2010, El Capitan made net payments on behalf of Minerals aggregating $2,679,651 relating to costs incurred on the El Capitan property site. Pursuant to an agreement with Minerals effective October 1, 2004, costs incurred at the El Capitan site are to be split between the companies in accordance with their percentage ownership interest. El Capitan holds a 40% equity interest in ECL, and Minerals holds the remaining 60% equity interest. Beginning August 1, 2010, the Company’s Board of Directors agreed to pay all costs incurred at the El Capitan property site based upon the pending merger of the companies and the completion of the Company’s private placement of securities. Through September 30, 2010, Minerals has reimbursed or advanced El Capitan $2,707 768 of the incurred site costs.

At September 30, 2010, El Capitan owed Minerals $28,117.

Employment Agreements

El Capitan issued to Mr. Pavlich, President and CEO, on April 6, 2007, 250,000 shares of El Capitan’s common stock in payment of Mr. Pavlich’s compensation for the remainder of calendar year 2007, valued on the date of grant at $0.70 per share. Additionally, on April 6, 2007, Mr. Pavlich was granted an option to purchase 2,500,000 shares of El Capitan’s common stock at an exercise price of $0.70 per share, the fair market value of El Capitan’s stock on the date of grant. On March 31, 2008, the board of directors amended the employment agreement to have a minimum monthly value of $12,500, payable in El Capitan’s common stock. On September 9, 2008, the agreement was amended by the Board of Directors to incorporate a monthly cash compensation of $25,000. Additionally, on September 9, 2008 the April 6, 2007 stock option was cancelled and Mr. Pavlich was granted an option to purchase 2,500,000 of El Capitan’s common stock at an exercise price of $0.14 per share, the fair market value of El Capitan’s stock the date of the grant.  The option vests in four equal installments with the first tranche vesting immediately. On April 30, 2009, a new Board of Directors terminated the services of Mr. Pavlich.

Effective May 7, 2007, El Capitan appointed R. William Wilson as its Chief Financial Officer.  On May 4, 2007, El Capitan entered into an employment agreement with Mr. Wilson relating to his service as Chief Financial Officer.  Additionally, the agreement provided for the issuance to Mr. Wilson of a stock option to purchase 1,000,000 shares of El Capitan’s common stock at an exercise price of $0.50, the closing price of El Capitan’s common stock on May 7, 2007, the date on which Mr. Wilson commenced employment. On March 31, 2008, the board of directors amended the employment agreement to have a minimum monthly value of $12,500 from $10,000. On September 9, 2008, the agreement was amended to incorporate a monthly cash compensation of $20,000, which may be paid in Company stock subject to mutual agreement. Additionally, on September 9, 2008, the May 7, 2007 stock option was cancelled and Mr. Wilson was granted an option to purchase 1,000,000 of El Capitan’s common stock at an exercise price of $0.14 per share, the fair market value of El Capitan’s stock the date of the grant.  The option vests in four equal installments with the first tranche vesting immediately. On April 30, 2009, a new Board of Directors terminated the services of Mr. Wilson.

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

Effective June 1, 2010, El Capitan amended the aggregate monthly payments with two individuals under the arrangements to $16,667. Effective July 1, 2010, El Capitan made a formal arrangement with an officer of the Company to oversee investor relations at remuneration of $5,000 a month.

Total administrative consulting fees expensed under these informal agreements for the year ended September 30, 2010 and 2009 was $176,256 and $45,635, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

For the years ended September 30, 2010 and 2009, rent expense was $-0- and $8,384, respectively.

NOTE 6 - INCOME TAXES

El Capitan has incurred no income taxes during the period from July 26, 2002 (inception) through September 30, 2010. The calculated tax deferred benefit at September 30, 2010 and 2009 is based on a Federal statutory income tax rate of 34% applied to the loss before provision for income taxes.

The following table accounts for the differences between the actual income tax benefit and amounts computed for the years ended September 30:

	Year Ended September 30,
	2010	2009

Tax benefit at the federal statutory rate	$433,769	$130,257
Increase in valuation allowance	(433,769)	(130,257)
Income tax benefit (expense)	$–	$–

The components of the deferred tax asset and deferred tax liability at September 30 are as follows:

	Year Ended September 30,
	2010	2009

Deferred tax assets	$5,958,970	$5,525,201
Valuation allowance	(5,958,970)	(5,525,201)
Net deferred tax asset after valuation allowance	$–	$–

A valuation allowance has been provided to reduce the net deferred tax asset, as management determined that it is more likely than not that the deferred tax assets will not be realized.

At September 30, 2010 and 2009, El Capitan has net operating loss carryforwards for Federal income tax purposes approximating $13,687,000 and $12,411,000, respectively. These losses expire in varying amounts between September 30, 2023 and September 30, 2030.

At September 30, 2009 and 2008, El Capitan has State net operating loss carryforwards for State income tax purposes approximating $6,621,000 and $8,416,000, respectively. These losses expire in varying amounts between September 30, 2011 and September 30, 2015.

NOTE 7 - 2005 STOCK INCENTIVE PLAN

On June 2, 2005, the Board of Directors adopted El Capitan’s 2005 Stock Incentive Plan which reserved 8,000,000 shares for issuance under the Plan out of the authorized and unissued shares of par value $0.001 common stock of El Capitan. On July 8, 2005, the Board of Directors authorized El Capitan to take the steps necessary to register the Plan shares under a registration statement on Form S-8. On July 19, 2005, the Form S-8 was filed with the SEC for 5,000,000 shares. On October 18, 2007, a Form S-8 was filed with the SEC for registering the remaining 3,000,000 shares.  On July 30, 2008, the Board of Directors increased the number of shares of El Capitan’s common stock authorized for issuance under this Plan to 16,000,000 shares. On August 21, 2009, a Form S-8 was filed with the SEC to register the remaining 8,000,000 shares authorized under the Plan. At September 30, 2010, the 2005 Stock Incentive Plan has 2,354,754 shares available for grant.

NOTE 8 - STOCKHOLDERS’ EQUITY

Issuances of Common Stock, Warrants and Options

Common Stock

During the fiscal year ended September 30, 2010, the Company sold 4,255,374 shares of restricted common stock at $0.35 per share to eighty-five (85) accredited investors and to twenty-nine (29) non-accredited investors, as the term is defined by SEC Rule 501, for an aggregate amount of $1,489,366.

During fiscal 2010, El Capitan issued 525,000 shares of its common stock for outside consulting services valued at $181,500.

During fiscal 2010, El Capitan issued 1,500,000 shares of its common stock for compensation to its Board of Directors for services valued at $525,000 and 250,000 restricted shares to an officer for a performance bonus valued at $80,000.

During fiscal 2010, El Capitan issued 346,399 shares of its common stock for payment accounts payable and accrued liabilities with an aggregated value of $31,176. The issuance resulted in a gain on the extinguishment of liabilities totaling $2,459 for the year ended September 30, 2010.

During fiscal 2010, El Capitan issued 325,927 shares of its common stock for administrative consulting fees valued at $44,310.

During fiscal 2009, El Capitan issued 1,127,744 shares of its common stock for consulting services valued at $96,312.

During fiscal 2009, El Capitan issued 725,000 shares of common stock for $36,250 to shareholders for the exercise of warrants at $0.05 per share.

During fiscal 2009, El Capitan issued 562,500 shares of its common stock for severance benefits and compensation valued at $45,000.

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

During fiscal 2008, El Capitan issued 1,637,356 shares of its common stock for severance benefits and compensation valued at $360,411.

During fiscal 2008, El Capitan issued 3,213,150 shares of its common stock for consulting services valued at $665,247.

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

During fiscal 2007, El Capitan issued 168,000 shares of restricted common stock for $79,000 to shareholders for the exercise of warrants at $0.50 per share

During fiscal 2007, El Capitan issued 966,994 shares of its common stock for severance benefits and compensation valued at $605,551.

During fiscal 2007, El Capitan issued 80,216 shares of its common stock for consulting services valued at $52,406.

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

Warrants

During fiscal 2008, El Capitan granted 300,000 common stock warrants along with 300,000 common shares for $150,000. The warrants have terms of 2 years and are exercisable at $0.60. The warrants expired during the fiscal year ended September 30, 2010.

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

During the year ended September 30, 2010, 68,364 warrants at an exercise price of $0.50 expired.

During the year ended September 30, 2010, the Company did not issue any warrants.  The following table summarizes the warrant activity for the years ended September 30, 2010 and 2009:

	Warrants Outstanding		Warrants Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Balance, September 30, 2008	5,373,364	$0.84	5,373,364	$0.84
Granted		–		–
Expired/Cancelled	(3,413,333)	(1.02)	(3,413,333)	(1.02)
Exercised	(725,000)	(0.05)	(725,000)	(0.05)
Balance, September 30, 2009	1,235,031	$0.59	1,235,031	$0.59
Granted	–	–	–	–
Expired/Cancelled	(368,364)	(0.58)	(368,364)	(0.58)
Exercised	–	–	–	–
Balance, September 30, 2010	866,667	$0.60	866,667	$0.60

The range of exercise prices and the weighted average remaining life of the warrants outstanding at September 30, 2010 were $0.60 and 0.18 years, respectively. The aggregate intrinsic value of the outstanding warrants at September 30, 2010 was zero.

At September 30, 2010, El Capitan had no warrants outstanding having a right to call feature.

Options

During fiscal 2007, El Capitan granted employees and directors an aggregate of 4,550,000 options with terms ranging between 3 and 10 years and exercise prices ranging from $0.41 to $1.20. The fair value of the options granted was estimated using the Black-Scholes option pricing model. The assumptions used in the model included the following: the exercise prices noted above, expected terms of 1.50 to 5.75 years (the options qualify as “plain vanilla” options under the provisions of Staff Accounting Bulletin No. 107 (“SAB No. 107”) and, due to limited option exercise data available to El Capitan, the term was estimated pursuant to the provisions of SAB No. 107), expected volatilities ranging from 119.50% to 128.91%,  risk-free interest rates of 4.62% to 5.03% and the market price of El Capitan’s common stock on the grant dates of the options. The fair value of these options is being expensed on a straight line basis over their vesting periods. During the years ended September 30, 2009 and 2008, $28,634 and $956,354, respectively, was expensed related to these options.

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

During the year ended September 30, 2010, the Company did not grant any options.

During the year ended September, 2010, 450,000 warrants at an exercise price of $0.70 expired, and 250,000 options previously granted to the former CEO and President of the Company were cancelled due to them being granted in excess of the annual amount allowed to any single individual under the 2005 Stock Incentive Plan.

The following table summarizes the option activity for the years ended September 30, 2010 and 2009:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price

Balance, September 30, 2008	6,176,000	$0.30
Vested	–	–
Granted	–	–
Exercised	–	–
Expired/Cancelled	(2,926,000)	$(0.25)
Balance, September 30, 2009	3,250,000	$0.35
Vested	–	–
Granted	–	–
Exercised	–	–
Expired/Cancelled	(700,000)	$(0.50)
Balance, September 30, 2010	2,550,000	$0.31
Exercisable at September 30, 2010	2,550,000	$0.31

The range of exercise prices and the weighted average remaining life of the options outstanding at September 30, 2010 were $0.14 to $0.56 and 2.3 years, respectively. The aggregate intrinsic value of the outstanding options at September 30, 2010 was $555,000.

El Capitan has a stock incentive plan under which 16,000,000 shares are reserved and registered for stock and option grants. There were 2,354,754 shares available for grant under the Plan at September 30, 2010, excluding the 2,550,000 options outstanding.

NOTE 9 - SUBSEQUENT EVENTS

During the period October 1, 2010, through November 11, 2010, the Company issued 44,626 shares of restricted common stock at $0.35 per share to an accredited investor and a non-accredited investor, as the term is defined by SEC Rule 501, in the aggregate amount of $15,619. These sales were made pursuant to a private placement of securities under Section 4(2) and Rule 506 promulgated under the Securities Act and without public solicitation. There were no underwriting discounts or commissions paid on these sales of securities.

On November 2, 2010, El Capitan filed an S-4 Registration Statement in conjunction with the pending merger of Minerals into the Company. On November 12, 2010, the Securities and Exchange Commission granted the S-4 Registration Statement effective. On December 14, 2010, a Proxy Statement/Prospectus was filed with the SEC pursuant to Rule 424(b)3 referencing the merger Proposal. Under Minerals charter documents and Nevada law, the approval of the Merger requires the affirmative vote of the holders of a majority of the outstanding shares of minerals common stock and preferred stock (collectively, the “Minerals” capital stock”) at a special meeting of the Minerals stockholders. The Special Meeting of Stockholders, being held for purposes of approval of the Merger by Minerals stockholders, is scheduled for January 18, 2011. Assuming approval by the Mineral shareholders, the merger will be effective January 19, 2011, upon recording the shareholder approval with the State of Nevada. Approval of the merger by the Minerals stockholders, holders of Minerals capital stock will receive El Capitan common stock in exchange for their shares of Minerals capital stock.  Minerals stockholders will be entitled to receive an aggregate of approximately 148,060,104 shares of El Capitan common stock in exchange for all of the outstanding shares of Minerals capital stock held immediately prior to the effectiveness of the Merger. It is currently anticipated that each share of Minerals common and preferred stock will be entitled to receive 1.407270 shares, as rounded to the nearest six (6) decimal places, of El Capitan common stock upon completion of the Merger. A Minerals stockholder will not receive fractional shares of El Capitan common stock, but instead will receive one whole share for a fractional share after all of a Minerals stockholder’s shares are combined and converted into shares of El Capitan common stock.

The holders of shares of Minerals capital stock at the time of the Merger will have certain rights pursuant to the provisions of Sections 92A.300 through 92A.500 of Title 7 of the Nevada Revised Statutes to demand payment in cash of the fair value of their shares. Any such judicial determination of the fair value of the shares could be based upon factors other than the value of the shares of El Capitan common stock to be exchanged in the Merger and the value so determined could be more or less than the price per share of such El Capitan common stock.  Neither El Capitan nor Minerals is obligated to finalize the Merger if either of their respective Board of Directors determine that the number of shares of Minerals capital stock exercising their dissenters’ rights to be unacceptable.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010. The evaluation included certain control areas in which are material to Company and its size as an Exploration Stage Company.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective as of the Evaluation Date, and we have discovered no material weakness

Management’s Report on Internal Control Over Financial Reporting

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

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of September 30, 2010, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), that has been modified to more appropriately reflect the current limited operational scope of the Company as a Exploration Stage company. The Company used the COSO guide - The Internal Control over Financial Reporting - Guidance for Smaller Public Companies to implement the Company’s internal controls. Additionally, the limited scope of operations of the Company means that traditional separation of duties controls are not used by the Company as a result of the limited staffing within the Company. The Company relies on alternative procedures to overcome this non-material control weakness. Based on its assessment, management concluded that its internal control over financial reporting was effective as of September 30, 2010.

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

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to recent statute.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2010, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and directors of the Company as of September 30, 2010.

Name	Age	Position	Director Since

Charles C. Mottley	76	President, Chief Executive Officer, Director	April 21, 2009

Stephen J. Antol	67	Chief Financial Officer

James G. Ricketts	72	Secretary, Director	April 21, 2009

John F. Stapleton	67	Director, Chairman of the Board	April 21,2009

Charles C. Mottley - Mr. Mottley is Chairman of the Board of Gold and Minerals Company, Inc. and has been since February 2009; and is on the Board of Trustees at Hampden-Sydney College (since 2007). Mr. Mottley was President and a Director of El Capitan Precious Metals, Inc. from July 2002 to April 2007, when he resigned as president, but continued to serve as a Director until September 2007. He also provided consulting services to our Company from June 2007 to June 2008. Mr. Mottley also served as Chairman and Chief Executive Officer of Gold and Minerals Company, Inc., from 1978 until July 2005, at which time he resigned those positions. He was on the Board of the National Mining Association from 2005 to 2007 and has been employed in the mining industry in various capacities from equipment sales and services to active mining operations for over 35 years. Mr. Mottley is the author of five books and is the founder of the Fatherhood Foundation in Scottsdale, Arizona. Mr. Mottley received a Bachelor of Arts Degree from Hampden -Sydney College in 1958.

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

Audit Committee; Financial Expert

At a meeting of the Board of Directors on September 5, 2006, the Board adopted the Audit Committee Charter as presented by the Audit Committee. On April 21, 2009, our Board member who was designated as our audit committee resigned as a Board member. For the period April 21, 2009 to July 13, 2010, we did not have a separate audit committee and our Board of Directors acted as our current audit committee. On July 14, 2010, the Board appointed Mr. John Stapleton as Chairman of the Audit Committee and Mr. James Rickets was also appointed to serve on the Audit Committee.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater-than-10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the copies of such forms furnished to us during our fiscal year ending September 30, 2010 and written representations from the executive officers, directors and greater-than-10% beneficial owners of our common stock, all filers known by the Company required to make such filings were in compliance with Section 16(a) for the fiscal year ended September 30, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as the Company’s principal executive officer, principal financial officer and secretary during the fiscal years ended September 30, 2010 and 2009, even if now disputed in litigation. No other person who acted as an officer of the Company earned compensation exceeding $100,000 during the fiscal years ended September 30, 2010 and 2009.

Name and Principal Position	Fiscal Year	Salary		Option Awards (1)	All Other Compensation (1)		Total Compensation

Charles C. Mottley (2)	2010	$88,000		$–	$175,000	(3)	$263,000
Chief Executive Officer	2009	$18,000		$–	$–		$18,000

Stephen J. Antol (4)	2010	$73,256		$–	$80,000	(5)	$153,256
Chief Financial Officer	2009	$27,635		$–	$–		$27,635

James G. Ricketts (6)	2010	$15,000		$–	$175,000	(3)	$190,000
Secretary, Director	2009	$–		$–	$–		$–

John F. Stapleton (7)	2010	$–		$–	$175,000	(3)	$175,000
Director, Chairman of the Board	2009	$–		$–	$–		$–

Kenneth P. Pavlich (8)	2010	$–		$–	$–		$–
Former President, Chief Executive Officer, Director	2009	$175,000	(9)	$–	$135,214	(10)	$310,214

R. William Wilson (11)	2010	$–		$–	$–		$–
Former Chief Financial Officer, Treasurer, Secretary, Director	2009	$140,000	(12)	$–	$58,089	(13)	$198,089
________________
(1)
Amounts shown reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended September 30, 2010 and 2009 in accordance with FASB ASC 718 for measurement of all stock compensation awards using a fair value method and recognize the related compensation cost in its financial statements. The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option pricing model with utilizing the weighted average assumptions for all grants, expected life of options using the Simplified Method, expected volatility based on historical trends, a risk-free interest rate using the appropriate term U.S. Treasury rate, and a zero percent (0%) dividend yield (see NOTE 1 to the audited financial statements for the fiscal year ended September 30, 2010, which are included elsewhere in this report).

(2)
Mr. Mottley was appointed to the Board of Directors on April 21, 2009, and was appointed ECPN’s President and Chief Executive Officer on April 30, 2009. Mr. Mottley currently has no employment contract with ECPN. Effective June 1, 2010, the Board of Directors authorized monthly compensation of $10,000 a month for Mr. Mottley’s services as President and Chief Executive Officer.

(3)	Issuance of S-8 common stock valued at market price on the date of issuance.
(4)
Mr. Antol was appointed ECPN’s Chief Financial Officer on April 30, 2009. Mr. Antol currently has no employment contract with ECPN. Effective July 1, 2010, the Board of Directors authorized monthly compensation of $6,667 a month for Mr. Antol’s services as Chief Financial Officer.

(5)
Issuance of restricted 144 common stock as a discretionary bonus for performance of professional duties and contributions to the management of the Company and valued at market price on the date of issuance.

(6)
Mr. Ricketts was appointed to the Board of Directors and ECPN’s Secretary on April 21, 2009. Mr. Ricketts currently has no employment contract with ECPN. Effective July 1, 2010, the Board of Directors appointed Mr. Ricketts as Director of Public Relations and Shareholder Communications and authorized monthly compensation of $5,000 a month for Mr. Rickett’s services as Director of Public Relations and Shareholder Communications.

(7)	Mr. Stapleton was appointed to the Board of Directors and as ECPN's Chairman of the Board on April 21, 2009. Mr. Stapleton currently has no employment contract with ECPN.
(8)
Mr. Pavlich was appointed the Company’s President and Chief Executive Officer on April 6, 2007. On April 21, 2009, Mr. Pavlich resigned as a director of the Company. On April 30, 2009, the Board of Directors terminated the services of Mr. Pavlich as President and Chief Executive Officer.

(9)
Beginning in January 2008, Mr. Pavlich’s salary was paid monthly in stock and was valued at the average fair market value of the Company’s common stock in the month earned.  Mr. Pavlich’s employment agreement was amended on March 31, 2008 and also on September 9, 2008.  See the narrative disclosure below for more detail as to Mr. Pavlich’s employment agreement and compensation.  (See “Part I, Item 3 - Legal Proceedings” above.)

(10)
Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended September 30, 2009 in accordance with FASB ASC 718, of the vesting of (i) 25,000 share options pursuant to the stock option granted to Mr. Pavlich on June 11, 2007 to acquire 50,000 shares of the Company’s common stock at an exercise price of $0.41, the fair market value of the Company’s common stock on the date of grant, in consideration of his services as a director; (ii) 25,000 share options pursuant to the director performance stock option granted to Mr. Pavlich on September 9, 2008 to acquire 100,000 shares of the Company’s common stock at an exercise price of $0.14, the fair market value of the Company’s common stock on the date of the grant and the option vests 25% immediately and in three equal installments each six months thereafter; and (iii) 625,000 share options pursuant to the stock option granted to Mr. Pavlich on September 9, 2008 to acquire 2,500,000 shares of the Company’s common stock at an exercise price of $0.14, the fair market value of the Company’s common stock on the date of the grant and the option vests 25% immediately and in three equal installments each six months thereafter. See Footnote 1 above.

(11)
Mr. Wilson was appointed the Company’s Chief Financial Officer, Treasurer and Secretary on May 7, 2007. On April 21, 2009, Mr. Wilson resigned as a director and secretary of the Company. On April 30, 2009, the Board of Directors terminated the services of Mr. Wilson as Chief Financial Officer.

(12)
Pursuant to the terms of Mr. Wilson’s original employment agreement with the Company, Mr. Wilson’s salary consisted of cash and stock.  Mr. Wilson’s employment agreement was amended in on March 31, 2008 and also on September 9, 2008.  Beginning in March 2008, Mr. Wilson’s salary was paid monthly in stock and was valued at the average fair market value of the Company’s common stock in the month earned. See the narrative disclosure below for more detail as to Mr. Wilson’s employment agreement and compensation.  (See “Part I, Item 3 - Legal Proceedings” above.)

(13)
Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended September 30, 2009 in accordance with FASB ASC 718, of the vesting of (i) 25,000 share options pursuant to the stock option granted to Mr. Wilson on June 11, 2007 to acquire 50,000 shares of the Company’s common stock at an exercise price of $0.41, the fair market value of the Company’s common stock on the date of grant, in consideration of his services as a director; (ii) 25,000 share options pursuant to the director performance stock option granted to Mr. Wilson on September 9, 2008 to acquire 100,000 shares of the Company’s common stock at an exercise price of $0.14, the fair market value of the Company’s common stock on the date of the grant and the option vests 25% immediately and in three equal installments each six months thereafter; and (iii) 250,000 share options pursuant to the stock option granted to Mr. Wilson on September 9, 2008 to acquire 1,000,000 shares of the Company’s common stock at an exercise price of $0.14, the fair market value of the Company’s common stock on the date of the grant and the option vests 25% immediately and in three equal installments each six months thereafter. See Footnote 1 above.

Employment Agreements with Executives

Former President and Chief Executive Officer

On April 6, 2007, the Company entered into an employment agreement with Kenneth P. Pavlich relating to his service as its Chief Executive Officer and President. Pursuant to the agreement, the Company agreed to issue Mr. Pavlich 250,000 shares of the Company’s common stock in payment of Mr. Pavlich’s compensation for the remainder of calendar year 2007, valued on the date of grant at $0.70 per share. The term of the agreement was for two years, with automatic one-year extensions unless either party provided 30 days notice of termination to the other prior to the expiration of the initial term or an extension thereof. Commencing January 1, 2008, and for the remainder of the term of the agreement, Mr. Pavlich was entitled to a base salary consisting of 25,000 shares of common stock per month, provided the fair market value of the shares issued per month did not exceed $100,000 based on the value of the average of the daily closing prices of the Company’s common stock during the month of service. Additionally, upon the completion of a sale or other transaction of the Company’s El Capitan property, Mr. Pavlich would have been entitled to bonus compensation equal to 0.5% of value received by the Company (and its stockholders, if applicable) in such transaction; provided that, the Company’s consummation of a merger or other consolidation with Gold and Minerals Company, Inc. would not constitute a transaction whereby the bonus compensation would apply.

Additionally, on April 6, 2007, Mr. Pavlich was granted an option to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $0.70 per share, the fair market value of the Company’s stock on the date of grant. The option was to vest in five equal amounts of 500,000 shares upon the initial occurrence of each of the certain events as detailed in his employment agreement. On September 9, 2008, Mr. Pavlich and the Company agreed to cancel the option described above and reissued a new ten-year option to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $0.14, the closing price of the Company’s common stock on September 9, 2008.  The option was to vest in four equal installments every six months, with the first tranche vesting immediately.  The option was subject to accelerated vesting upon a change in control of the Company or upon the Company’s common stock having a volume-weighted average price exceeding $1.00 over 20 consecutive trading days.

On March 31, 2008, the Board of Directors amended the contractual terms of Mr. Pavlich’s employment agreement dated April 30, 2007, to provide the Aggregate Value of the Monthly Base Salary to include a minimum value of $12,500. On September 9, 2008, Mr. Pavlich and the Company amended the terms of his employment agreement to provide for a fixed monthly base salary of $25,000 in lieu of the prior variable base salary payment that was dependent upon the monthly value of the Company’s common stock and the minimum value of $12,500.  Upon agreement by the Company, Mr. Pavlich could elect to receive his monthly base salary in the form of the Company’s common stock.

On April 21, 2009, Mr. Pavlich resigned as a director of the Company. On April 30, 2009, the Board of Directors terminated the services of Mr. Pavlich as President and Chief Executive Officer.

Former Chief Financial Officer and Treasurer

On May 7, 2007, the Company entered into an employment agreement with Mr. Wilson relating to his service as Chief Financial Officer. Pursuant to the agreement, Mr. Wilson was entitled to a monthly base salary of (i) $10,000 and (ii) the issuance of 7,000 shares of the Company’s common stock; provided that the aggregate value of the base salary for any month did not exceed $38,000, of which the value of the shares of common stock issued would be determined based on the value of the average of the daily closing prices of the Company’s common stock during the month of service. The term of the agreement was for two years, with automatic one-year extensions unless either party provided 30 days notice of termination to the other prior to the expiration of the initial term or an extension thereof. Additionally, upon the completion of a sale or other transaction of the Company’s El Capitan property, Mr. Wilson would have been entitled to bonus compensation equal to 0.3% of value received by the Company (and its stockholders, if applicable) in such transaction; provided that, the Company’s consummation of a merger or other consolidation with Gold and Minerals Company, Inc. would not constitute a transaction whereby the bonus compensation would apply.

Additionally, the Agreement provided for the issuance to Mr. Wilson of a stock option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.50, the closing price of the Company’s common stock on May 7, 2007, the date on which Mr. Wilson commenced employment. The option would vest in five equal amounts of 200,000 shares upon the initial occurrence of certain provisions in the Agreement.  On September 9, 2008, Mr. Wilson and the Company agreed to cancel the option described above and reissued a new ten-year option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.14, the closing price of the Company’s common stock on September 9, 2008.  The option was to vest in four equal installments every six months, with the first tranche vesting immediately.  The option was subject to accelerated vesting upon a change in control of the Company or upon the Company’s common stock having a volume-weighted average price exceeding $1.00 over 20 consecutive trading days.

On March 31, 2008, the Board of Directors amended the contractual terms of Mr. Wilson’s employment agreement dated May 4, 2007, to provide the Aggregate Value of the Monthly Base Salary to include a minimum value of $13,500. On September 9, 2008, Mr. Wilson and the Company amended the terms of his employment agreement to provide for a fixed monthly base salary of $20,000 in lieu of the prior variable base salary payment that was dependent upon the monthly value of the Company’s common stock and the minimum value of $13,500. Upon agreement by the Company, Mr. Wilson could elect to receive his monthly base salary in the form of the Company’s common stock.

On April 21, 2009, Mr. Wilson resigned as a director and secretary of the Company. On April 30, 2009, the Board of Directors terminated the services of Mr. Wilson as Chief Financial Officer.

For additional information, see “Part I, Item 3 - Legal Proceedings” above.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding each unexercised options held by each of the Company’s named executive officers as of September 30, 2010:

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

Charles C. Mottley	300,000	–	$0.56	7/21/15
Stephen J. Antol	150,000	–	$0.56	7/21/15
James G. Ricketts	200,000	–	$0.56	7/21/15
_______________
(1)  All options granted are pursuant to the Company’s 2005 Stock Incentive Plan, as amended.

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

The Company’s Board of Directors, or a committee thereof, serving as plan administrator of its 2005 Stock Incentive Plan, has the authority to provide for accelerated vesting of the options granted to its named executive officers and any other person in connection with changes of control of the Company, including: (a) the sale, lease, exchange or other transfer of substantially all of its assets to a non-affiliate; (b) its liquidation or dissolution; (c) subject to certain limitations, if any person becomes the beneficial owner of in excess of 20% of the combined voting power of the Company’s outstanding securities having the right to vote at elections of directors; (d) subject to certain limitations, a merger or consolidation whereby the Company’s stockholders immediately prior to effective date of such merger or consolidation have beneficial ownership, immediately following the effective date of such merger or consolidation, of securities of the surviving corporation representing less than 80% of the combined voting power of the surviving corporation’s then outstanding securities ordinarily having the right to vote at elections of directors; or (e) if after the date our securities are first sold in a registered public offering, its then existing directors cease to constitute at least a majority of the board. This description constitutes only a summary of the relevant terms to the Company’s 2005 Stock Incentive Plan.

Director Compensation

On July 21, 2005, based upon recommendations from the Company’s compensation committee, the Board of Directors approved the compensation plan for the Board of Directors. The non-employee directors will be compensated with an annual retainer of $5,000, plus an additional $1,000 for each Board meeting attended by each such director in person plus $500 per month for all Board meetings attended by such director by telephone. In addition, non-employee directors serving as chairman of the audit and compensation committee shall receive an additional annual retainer of $4,000. Employee directors will not receive fees, or other compensation for service on the Board or any committees thereof other than participating in annual stock option awards to Board members. All Board members shall be reimbursed for expenses incurred in connection with Board or committee meetings.  On January 23, 2008, the plan was amended to permit Board members to receive any retainers, compensation and expense payments in all cash, all Company common stock or half in cash and half in Company common stock.

The following table shows the compensation earned by each of the Company’s non-employee directors for the year ended September 30, 2010:

Name	Fees Earned or Paid in Cash	Option Awards	Fees Paid in Common Stock	Total

John F. Stapleton (1)	$–	$–	$–	$–
_______________
(1)
Mr. Stapleton was appointed to the Board of Directors and as Chairman of the Board on April 21, 2009.  Mr. Stapleton has agreed to defer Board member compensation until such time as the Company the Company is in a stronger financial position.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2010, certain information regarding beneficial ownership of our common stock according to the information supplied to us, that were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Charles C. Mottley 15225 N. 49th Street Scottsdale, Arizona 85254	4,521,391 (2)	4.7%

John F. Stapleton 15225 N. 49th Street Scottsdale, Arizona 85254	1,950,500 (3)	2.0%

James G. Ricketts 15225 N. 49th Street Scottsdale, Arizona 85254	3,215,036 (4)	3.4%
 (Continued)

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Stephen J. Antol 15225 N. 49th Street Scottsdale, Arizona 85254	1,615,914 (5)	1.7%

All Officers and Directors as a Group (4 Persons)	11,302,841	11.7%
______________
(1)
Applicable percentage of ownership is based on 95,790,069 shares of common stock outstanding as of December 31, 2010, together with securities exercisable or convertible into shares of common stock within sixty (60) days of December 31, 2010, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants exercisable or convertible into shares of common stock that are currently exercisable or exercisable within sixty (60) days of December 31, 2010, are deemed to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Mr. Mottley is President, Chief Executive Officer and a Director of the Company.  Includes (i) vested options to purchase 300,000 shares of common stock at an exercise price of $0.56 per share, and (ii) 10,000 shares of common stock held by spouse.

(3)	Mr. Stapleton is the Chairman of the Board of the Company.
(4)
Mr. Ricketts is Director of Public Relations and Shareholder Communications, Secretary and a Director of the Company.  Includes vested options to purchase 200,000 shares of common stock at an exercise price of $0.56 per share.

(5)
Mr. Antol is the Chief Financial Officer of the Company.  Includes vested options to purchase (i) 150,000 shares of common stock at an exercise price of $0.56 per share, and (ii) 125,000 shares of common stock held by spouse.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships

The Company has had no transactions with any of its officers or Directors during the current fiscal year other than stock issuances described above.

Director Independence

In determining whether the members of our Board and its committees are independent, the Company has elected to use the definition of “independence” set forth by the American Stock Exchange and the standards for independence established by the American Stock Exchange, whereby a majority of the members of a listed company’s Board of Directors must qualify as “independent” as determined by the Board. The Company’s Board of Directors consults with the Company’s legal counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in the applicable listing standards of the American Stock Exchange. Consistent with these considerations, and after review of all relevant transactions or relationships between each director, or any of his family members, and the Company, its senior management and its independent registered public accounting firm, the Board has determined that John F. Stapleton is independent director within the meaning of the applicable listing standard of the American Stock Exchange. Mr. Stapleton serves as Chairman of the Board of Directors of the Company.

The Board of Directors as a whole serves as the nominating committee. Mr. Mottley, the Company’s Chief Executive Officer, and Mr. Ricketts, the Company’s Secretary, both of whom serve as Directors, are not considered independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees billed to the Company by MaloneBailey, LLP in relation to the audits and quarterly reviews of the Company for the fiscal years ended September 30, 2010 and 2009:

	Year Ended September 30, 2010	Year Ended September 30, 2009

Audit Fees (1)	$47,000	$47,000
Audit-Related Fees (2)	$–	$–
Tax Fees (3)	$–	$–
_______________
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

(3)	Tax Fees. Tax fees primarily include professional services performed with respect to preparation of our federal and state tax returns for our consolidated subsidiaries.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

2.1
Agreement and Plan of Merger between the Company, Gold and Minerals Company, Inc. and MergerCo, dated June 28, 2010 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 7, 2010).

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form S-4 Registration Statement #333-170281 filed on November 2, 2010).

3.2	Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form S-4 Registration Statement #333-170281 filed on November 2, 2010).

10.1	Stock Option Agreement dated September 9, 2008, between the Company and Kenneth P. Pavlich – Filed herewith.

10.2	Stock Option Agreement dated September 9, 2008, between the Company and R. William Wilson – Filed herewith.

10.3	Joint Venture Agreement dated as of May 4, 2010, between the Company, El Capitan, Ltd. and Planet Resource Recovery, Inc. – Filed herewith.

21.1	Subsidiaries of the Registrant – Filed herewith.

23.1	Consent of Clyde L. Smith, Ph.D. – Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Filed herewith.

Financial Statement Schedules

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EL CAPITAN PRECIOUS METALS, INC.

Date: January 13, 2011	By:	/s/ Charles C. Mottley
Charles C. Mottley
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Charles C. Mottley	Chief Executive Officer, Director	January 13, 2011
Charles C. Mottley	(Principal Executive Officer)

/s/ Stephen J. Antol	Chief Financial Officer	January 13, 2011
Stephen J. Antol	(Principal Financial and Accounting Officer)

/s/ James G. Ricketts	Secretary, Director	January 13, 2011
James G. Ricketts

/s/ John F. Stapleton	Chairman of the Board, Director	January 13, 2011
John F. Stapleton