Form 10-Q
period 2010-12-31
EL CAPITAN PRECIOUS METALS INC
filed 2011-02-11
CIK 1135202

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number:  333-56262

EL CAPITAN PRECIOUS METALS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	88-0482413
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

15225 North 49th Street
Scottsdale, AZ 85254
 (Address of principal executive offices)

   (602) 595-4997
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  244,428,405 shares of common stock, par value $0.001, issued and outstanding as of February 10, 2011.

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Form 10-Q for the Quarter Ended December 31, 2010

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets – December 31, 2010 and September 30, 2010 (Unaudited)	F-1
	Consolidated Statements of Expenses – Three months ended December 31, 2010 and 2009 and for the period from July 26, 2002 (inception) through December 31, 2010 (Unaudited)	F-2
	Consolidated Statements of Stockholders’ Equity (Deficit) – period from July 26, 2002 (inception) through December 31, 2010 (Unaudited)	F-3
	Consolidated Statements of Cash Flows – Three months ended December 31, 2010 and 2009 and for the period from July 26, 2002 (inception) through December 31, 2010 (Unaudited)	F-6
	Notes to the Consolidated Financial Statements (Unaudited)	F-8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	4
Item 4T.	Controls and Procedures	4

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	5
Item 1A.	Risk Factors	5
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5
Item 3.	Defaults Upon Senior Securities	5
Item 4.	(Removed and Reserved)	6
Item 5.	Other Information	6
Item 6.	Exhibits	6

SIGNATURES		7

-i-

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
  (An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2010	2010

ASSETS

CURRENT ASSETS :
Cash	$636,718	$955,023
Prepaid expenses	29,846	41,903
Total Current Assets	666,564	996,926

Furniture and equipment net of accumulated depreciation of $30,654 and $29,222, respectively	1,518	2,950
Investment in El Capitan, Ltd.	788,808	788,808
Deposits	22,440	22,440
Total Assets	$1,479,330	$1,811,124

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$85,203	$121,956
Accrued liabilities	312,076	343,056
Due to affiliated company	–	28,117
Total Current Liabilities	397,279	493,129

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.001 par value; 300,000,000 shares authorized; 95,834,695 and 95,790,069 issued and outstanding, respectively	95,835	95,790
Additional paid-in capital	20,477,276	20,461,702
Deficit accumulated during the exploration stage	(19,491,060)	(19,239,497)
Total Stockholders’ Equity	1,082,051	1,317,995
Total Liabilities and Stockholders’ Equity	$1,479,330	$1,811,124

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
  (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES
(Unaudited)

	Three Months Ended December 31,		July 26, 2002 (Inception) Through December 31,
	2010	2009	2010
OPERATING EXPENSES:
Professional fees	$7,925	$1,005	$3,422,952
Officer compensation expense	–	–	2,863,833
Administrative consulting fees	65,000	34,581	1,975,766
Management fees, related parties	–	–	320,500
Legal and accounting fees	55,050	17,586	1,415,437
Exploration expenses	86,452	10,890	2,576,814
Warrant and option expenses	–	–	4,076,578
Other general and administrative	37,520	29,456	1,280,992
Write-off of accounts payable and accrued interest	–	–	(56,364)
Loss on asset dispositions	–	–	34,733
Total Operating Expenses	251,947	93,518	17,911,241

LOSS FROM OPERATIONS	(251,947)	(93,518)	(17,911,241)

OTHER INCOME (EXPENSE):
Interest income	384	–	37,349
Forgiveness of debt	–	–	115,214
Interest expense:
Related parties	–	–	(68,806)
Other	–	(229)	(308,740)
Gain (loss) on extinguishment of liabilities	–	–	(222,748)
Accretion of notes payable discounts	–	–	(1,132,088)
Total Other Income (Expense)	384	(229)	(1,579,819)

NET LOSS	$(251,563)	$(93,747)	$(19,491,060)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	95,818,434	88,650,413

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
July 26, 2002 (Inception) to December 31, 2010

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

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
July 26, 2002 (Inception) to December 31, 2010

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid-in Capital	Deficit Accumulated During The Exploration Stage	Total

Common stock issued for services	310,000	310	–	274,690	–	275,000
Common stock sold in private placement	2,189,697	2,190	–	1,158,775	–	1,160,965
Common stock issued for notes payable	2,124,726	2,125	–	1,147,875	–	1,150,000
Beneficial conversion of note payable	–	–	–	128,572	–	128,572
Discounts on issuance of convertible notes payable	–	–	–	1,018,640	–	1,018,640
Costs associated with warrants and options issued	–	–	–	163,750	–	163,750
Common stock issued for exercise of options and warrants	498,825	499	–	256,251	–	256,750
Common stock issued for compensation	364,912	364	–	286,772	–	287,136
Provision for deferred income tax related to a timing difference on debt discount	–	–	–	(80,322)	–	(80,322)
Net loss	–	–	–	–	(4,041,802)	(4,041,802)
Balances at September 30, 2006 (Unaudited)	74,896,909	$74,897	$–	$10,307,075	$(10,184,209)	$197,763

Stock issued for conversion of notes payable	1,500,000	1,500	–	748,500	–	750,000
Common stock sold in private placement	50,000	50	–	24,950	–	25,000
Common stock sold by the exercise of warrants and options	2,258,000	2,258	–	1,121,742	–	1,124,000
Common stock issued for compensation	966,994	968	–	604,583	–	605,551
Reverse provision for deferred income tax related to timing difference on debt discount	–	–	–	80,322	–	80,322
Common stock issued for services	80,216	81	–	52,325	–	52,406
Cost associated with issuance of warrants and options	–	–	–	2,249,475	–	2,249,475
Net loss	–	–	–	–	(4,437,775)	(4,437,775)
Balances at September 30, 2007	79,752,119	$79,754	$–	$15,188,972	$(14,621,984)	$646,742

Common stock sold in private placement	300,000	300	–	149,700	–	150,000
Common stock issued for exercise of cashless warrants	12,000	12	–	(12)	–	–
Common stock sold by the exercise of warrants and options	1,257,500	1,257	–	176,568	–	177,825
Common stock issued for compensation	1,637,356	1,637	–	358,774	–	360,411
Common stock issued for services	3,213,150	3,212	–	662,035	–	665,247
Warrant and option expense	–	–	–	1,156,590	–	1,156,590
Net loss	–	–	–	–	(2,387,483)	(2,387,483)
Balances at September 30, 2008	86,172,125	$86,172	$–	$17,692,627	$(17,009,467)	$769,332
(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
July 26, 2002 (Inception) to December 31, 2010

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid-in Capital	Deficit Accumulated During The Exploration Stage	Total

Common stock issued for services	1,127,744	1,127	–	95,205	–	96,332
Common stock sold by the exercise of warrants and options	725,000	725	–	35,525	–	36,250
Common stock issued for compensation	562,500	563	–	44,437	–	45,000
Warrant and option expense	–	–	–	249,759	–	249,759
Net loss	–	–	–	–	(953,501)	(953,501)
Balances at September 30, 2009	88,587,369	$88,587	$–	$18,117,553	$(17,962,968)	$243,172

Common stock issued for services	525,000	525	–	180,975	–	181,500
Conversion of accounts payable and accrued liabilities to equity	346,399	347	–	30,829	–	31,176
Common stock issued for compensation	2,075,927	2,076	–	647,234	–	649,310
Sale of common stock	4,255,374	4,255	–	1,485,111	–	1,489,366
Net loss	–	–	–	–	(1,276,529)	(1,276,529)
Balances at September 30, 2010	95,790,069	$95,790	$–	$20,461,702	$(19,239,497)	$1,317,995)

Sale of common stock	44,626	45	–	15,574	–	15,619
Net loss	–	–	–	–	(251,563)	(251,563)
Balances at December 31, 2010 (Unaudited)	95,834,695	$95,835	$–	$20,477,276	$(19,491,060)	$1,082,051

The accompanying notes are an integral part of these consolidated financial statements.

 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,		July 26, 2002 (Inception) Through December 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(251 563)	$(93,747)	$(19,491,060)

Adjustments to reconcile net (loss) to net cash used in operating activities
Warrant and option expense	–	–	4,076,578
Beneficial conversion feature of notes payable	–	–	225,207
Non-cash expense with affiliate	–	–	7,801
Stock-based compensation	–	–	6,429,193
Accretion of discount on notes payable	–	–	1,132,088
(Gain) loss on sale of fixed assets	–	–	34,733
Write-off accounts payable and accrued interest	–	–	(56,364)
Forgiveness of debt	–	–	(115,214)
(Gain) on conversion of debt	–	–	(2,459)
Provision for uncollectible note receivable	–	–	62,500
Depreciation	1,432	1,432	76,053
Changes in operating assets and liabilities:
Miscellaneous receivable	–	–	4,863
Interest receivable	–	–	(13,611)
Prepaid expenses and other current assets	12,057	9,668	(32,319)
Expense advances on behalf of affiliated company	(28,117)	57,104	(562,990)
Accounts payable	(36,753)	22,489	100,726
Accounts payable - Related Party	–	–	364
Accrued liabilities	(30,980)	4,833	465,229
Interest payable, other	–	–	49,750
Net Cash (Used in) Provided by Operations	(333,924)	1,779	(7,608,932)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property interest	–	–	(100,000)
Purchase of furniture and equipment	–	–	(148,140)
Sale of fixed assets	–	–	32,001
Deposits	–	–	(22,440)
Issuance of notes receivable	–	–	(249,430)
Payments received on notes receivable	–	–	66,930
Cash paid in connection with acquisition of DLM Services, Inc.	–	–	(50,000)
Net Cash (Used in) Financing Activities	–	–	(471,079)

(Continued)
The accompanying notes are an integral part of these consolidated financial statements.

 EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,		July 26, 2002 (Inception) Through December 31,
	2010	2009	2010

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	15,619	–	4,961,591
Costs associated with the sale of stock	–	–	(19,363)
Proceeds from notes payable, related parties	–	–	219,900
Proceeds from warrant exercise	–	–	1,338,075
Proceeds from notes payable, other	–	–	2,322,300
Increase in finance contracts	–	–	117,479
Repayment of notes payable, related parties	–	–	(61,900)
Payments on finance contracts	–	(3,391)	(117,479)
Repayment of notes payable, other	–	–	(43,874)
Net Cash Provided by (Used in) Financing Activities	15,619	(3,391)	8,716,729

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(318,305)	(1,612)	636,718

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	955,023	2,348	–

CASH AND CASH EQUIVALENTS, END OF PERIOD	$636,718	$736	$636,718

SUPPLEMENTAL CASH FLOW INFORMATION :
Cash paid for interest	$–	$229	$172,917
Cash paid for income taxes	–	–	–

NON-CASH INVESTING AND FINANCING ACTIVITIES :
Fixed assets disposed for accrued liabilities	$–	$–	$1,991
Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of interest in of El Capitan, Ltd.	–	–	8
Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of the COD property	–	–	3,600
Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of the Weaver property	–	–	3,000
Net non-cash advances from affiliated company	–	–	562,990
Notes payable and accrued interest converted to equity	–	–	2,495,544
Accounts payable and accrued liabilities converted to equity	–	6,000	31,176

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of El Capitan Precious Metals, Inc. (“El Capitan” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending September 30, 2011, or for any subsequent period. These interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2010, included in the Company’s Annual Report on Form 10-K, filed January 13, 2011. The consolidated balance sheet at September 30, 2010, has been derived from the audited financial statements included in the 2010 Annual Report.

Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2010 as reported in the Form 10−K have been omitted. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - MERGER AGREEMENT WITH AFFILIATE

On June 28, 2010, the Company and Gold and Minerals Company, Inc., a Nevada corporation (“Minerals”), and MergerCo, a Nevada corporation, the Company’s wholly owned subsidiary, signed the Agreement and Plan of Merger (the “Merger Agreement”), whereby, upon approval of the Minerals’ stockholders, Minerals would be merged into MergerCo, with Minerals being the surviving corporation and becoming a wholly owned subsidiary of the Company (the Merger). Mr. Charles Mottley is a Director of the Company, Minerals and MergerCo.

On November 2, 2010, El Capitan filed an S-4 Registration Statement relating to the proposed Merger with the Securities and Exchange Commission (“SEC”).  On November 12, 2010, the SEC declared the S-4 Registration Statement effective. On December 10, 2010, a Proxy Statement/Prospectus relating to the Merger was filed with the SEC pursuant to Rule 424(b)3. Under Minerals charter documents and Nevada law, the approval of the Merger required the affirmative vote of the holders of a majority of the outstanding shares of Minerals common stock and preferred stock (collectively, the “Minerals” capital stock”) at a special meeting of the Minerals stockholders. On January 18, 2011, a Special Meeting of Stockholders of Minerals was held, at which meeting the Merger was approved by Minerals stockholders. See NOTE 5 - Subsequent Events.

NOTE 3 - DUE TO AFFILIATE

During the period October 2004 through December 2010, El Capitan made advances or net payments on behalf of Minerals aggregating $2,728,851 relating to costs incurred on behalf of El Capitan, Ltd. (“ECL”) on the El Capitan property site. Pursuant to an agreement with Minerals effective October 1, 2004, costs incurred through July 31, 2010, by ECL at the El Capitan site are to be split between the companies in accordance with their percentage ownership interest. El Capitan holds a 40% equity interest in ECL, and Minerals holds the remaining 60% equity interest. Through December 2010, Minerals has reimbursed El Capitan $2,728,851 of the incurred site costs or other advances. At December 31, 2010, there were no balances due between the affiliates.

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

Warrants

During the three months ended December 31, 2010, 500,000 warrants at an exercise price of $0.60 expired.

During the three months ended December 31, 2010, the Company did not issue any warrants.  The following table sets forth certain terms of the Company’s outstanding warrants and exercisable warrants as of December 31, 2010.

	Warrants Outstanding		Warrants Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Balance, September 30, 2010	866,667	$0.60	866,667	$0.60
Granted	–	–	–	–
Expired/Cancelled	(500,000)	$(0.60)	(500,000)	$(0.60)
Exercised	–	–	–	–
Balance, December 31, 2010	366,667	$0.60	366,667	$0.60

Weighted average contractual life in years	.05		.05

Aggregate intrinsic value	$29,333		$29,333

At December 31, 2010, the Company had no outstanding warrants which had a right to call feature.

Options

During the three months ended December 31, 2010, the Company did not grant any options.

The following table sets forth certain terms of the Company’s outstanding options and exercisable options as of December 31, 2010:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Balance, September 30, 2010	2,550,000	$0.31	2,550,000	$0.31
Granted	–	–	–	–
Exercised	–	–	–	–
Expired/Cancelled	–	–	–	–
Balance, December 31, 2010	2,550,000	$0.31	2,550,000	$0.31

Weighted average contractual life in years	2.1		2.1

Aggregate intrinsic value	$936,000		$936,000

The intrinsic value of each option or warrant share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money.” Aggregate intrinsic value represents the pretax value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.68 closing stock price of the Company’s common stock on December 31, 2010. In-the-money Warrants vested and exercisable were 366,667 and in-the-money options vested and exercisable aggregated 2,550,000. The intrinsic value amounts change based on the market price of the Company’s stock.

The Company has a 2005 Stock Incentive Plan under which 16,000,000 shares are reserved and registered for stock and option grants. There were 2,354,754 shares available for grant under the Plan at December 31, 2010, excluding the 2,550,000 options outstanding.

NOTE 5 – SUBSEQUENT EVENTS

On January 18, 2011, at a Special Meeting of the Stockholders of Minerals, the Merger of Minerals into MergerCo was approved by the Minerals shareholders. The Articles of Merger were filed with and recorded by the State of Nevada on January 19, 2011, and the merger became effective on that date under Nevada law. Under the Merger provisions, holders of Minerals capital stock will receive El Capitan common stock in exchange for their shares of Minerals capital stock.  Minerals stockholders will be entitled to receive an aggregate of approximately 148,127,043 shares of El Capitan common stock in exchange for all of the outstanding shares of Minerals capital stock held immediately prior to the effectiveness of the Merger. It is currently anticipated that each share of Minerals common and preferred stock will be entitled to receive approximately 1.414156 shares, as rounded to the nearest six (6) decimal places, of El Capitan common stock upon the exchange of stock. A Minerals stockholder will not receive fractional shares of El Capitan common stock, but instead will receive one whole share for a fractional share after all of a Minerals stockholder’s shares are combined and converted into shares of El Capitan common stock. Most of these El Capitan shares will have restrictions which will limit their transfer during the first 90 days after the Merger, as well as the first year after the Merger. El Capitan expects the issuance of these shares to commence in February 2011. See NOTE 2 – Merger Agreement With Affiliate.

On January 18, 2011, a warrant holder exercised 366,667 warrants at an exercise price at $0.58 a share and the Company received cash proceeds of $212,667.

On January 20, 2011, the Company issued 100,000 shares of S-8 common stock pursuant to our 2005 Stock Incentive Plan for outside consulting services valued at $109,000, the value of the closing price of the stock on the date of issuance.

On February 7, 2011, the three members of the Board of Directors of the Company were each awarded a two-year 500,000 stock option at an exercise price of $1.02 per share. The options vest on April 30, 2011, and have a cashless exercise provision. The options were valued at $892,085 using the Black-Scholes option pricing model and this amount will be expensed as stock-based compensation during the vesting period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis of our financial condition and results of operation should be read in conjunction with our unaudited interim consolidated financial statements and related notes which are included in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and the “Risk Factors” section included in our Form 10-K for the year ended September 30, 2010.

Cautionary Statement on Forward-Looking Statements

This Form 10-Q may contain certain “forward-looking” statements as such term is defined by the Securities and Exchange Commission in its rules, regulations and releases, which represent the registrant’s expectations or beliefs, including but not limited to, statements concerning the registrant’s operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intent,” “could,” “estimate,” “might,” “plan,” “predict” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the registrant’s control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, governmental regulation, managing and maintaining growth, the operations of the company and its subsidiaries, volatility of stock price, commercial viability of any mineral deposits and any other factors discussed in this and other registrant filings with the securities and exchange commission.  The Company does not intend or undertake to update the information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate. The following should be read in conjunction with the information presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.

Company Overview

El Capitan Precious Metals, Inc. (hereinafter, the “Company,” “we” or “our”) is a precious minerals company based in Scottsdale, Arizona. We are an exploration stage company that owns interests in several properties located in the southwestern United States. We are principally engaged in the exploration of precious metals and other minerals. Our primary asset is a 40% equity interest in El Capitan, Ltd., an Arizona corporation, which holds an interest in the El Capitan property located near Capitan, New Mexico. Additionally, our assets include interests in the COD property located near Kingman, Arizona. There is no assurance that a commercially viable mineral deposit exists on any of our properties. Additional exploration will be required before a final evaluation can be made as to the economic and legal feasibility of any particular property. To date, we have not had any revenue producing operations.

Financial Condition, Liquidity and Capital Resources

In November, 2010, we completed our private placement of 4.3 million shares of restricted Rule 144 common stock at $0.35 per share. The private placement generated cash proceeds aggregating $1,504,986, net of wire fees. The funding will be utilized for working capital for payments of the continued implementation of our business strategies, necessary corporate personnel, and related general and administrative expenses.

On January 18, 2011, a warrant holder exercised 366,667 warrants at an exercise price at $0.58 a share and we received net cash proceeds of $212,667

As of December 31, 2010, we had cash on hand aggregating $636,718 and an accumulated deficit of $19,491,060. Based upon our budgeted burn rate for expenses, including litigation costs against the two former officers of the Company, the completed private placement proceeds and subsequent warrant exercise proceeds aggregating $212,667 in January 2011, should provide adequate working capital for 12 to 15 months. We continually evaluate business opportunities such as joint venture processing agreements with the objective of creating cash flow to sustain the Company and provide a source of funds for continued exploration of the El Capitan deposit. If management’s plans are not successful, operations and liquidity may be adversely impacted. Historically, we have relied on equity and debt financings to finance our ongoing operations and related research projects. We will continue to be dependent on obtaining additional financing or equity placements as required to continue our exploration, metallurgical and recovery program efforts on the El Capitan project. At this time we have no current plans or arrangements for additional capital requirements, and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to us. We anticipate that we will seek the additional financing scenarios during the third calendar quarter of 2011. In the event that we are unable to obtain additional working capital, we may be forced to reduce our operating expenditures or to cease development and operations altogether.

On January 18, 2011, at a Special Meeting of the Stockholders of Minerals, the Merger of Minerals into MergerCo was approved by the Minerals stockholders. On January 19, 2011, the Articles of Merger were filed and recorded by the State of Nevada, and the merger became effective on that date under Nevada law. Pursuant to the Merger, Minerals is now a wholly owned subsidiary of the Company. The completion of the Merger gives the Company 100% ownership of the El Capitan mineral site in New Mexico.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

Revenues

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until our property is sold or a joint venture is entered into for development and deployment of the site. There is no guaranty that we will achieve proven commercially viable recovery of precious metals at our property site location.

Expenses and Net Loss

Our operating expenses increased $158,429 from $93,518 for the three months ended December 31, 2009 to $251,947 for the three months ended December 31, 2010. The increase is mainly attributable to increased expenses in administrative consulting fees of $30,419; exploration expenses of $75,562; legal and accounting of 37,464; professional fees of $6,920 and other general and administrative of $8,064. The increase in administrative consulting fees is due to an additional consultant for investor relations and the Company assuming the total compensation burden for the Chief Operating Officer, which was partially allocated to Minerals. The increase in professional fees and legal and accounting is attributable to non-recurring costs associated with the S-4 Registration Statement and the related Proxy Statement filing regarding the Company’s acquisition of Minerals as a wholly owned subsidiary of the Company. Exploration expense increases were mainly attributable to increased costs incurred for assaying of $25,181; research conducted on the extraction process of $22,598; mine development costs of $5,391 and professional and legal associated costs of $18,242.

Our net loss for the three months ended December 31, 2010 increased to $251,563 from a net loss of $93,747 incurred for the comparable three month period ended December 31, 2009. The increase in net loss of $157,816 for the current period is attributable to the aforementioned increases in operating expenses.

Factors Affecting Future Operating Results

We have generated no revenues, other than interest income, since inception. As a result, we have only a limited operating history upon which to evaluate our future potential performance. Our potential must be considered by evaluation of all risks and difficulties encountered by exploration companies which have not yet established business operations.

The price of gold and other precious metals has experienced an increase in value over the past three years. Any significant drop in the price of gold, other precious metals or iron ore prices may have a materially adverse affect on the future results of potential operations unless we are able to offset such a price drop by substantially decreased estimated costs of extraction of production, if involved in a joint venture, or may affect our ability to market the sale of the El Capitan property site.

We currently are continuing to have geological and metallurgical work performed on samples from our site and developing and economically feasible precious metals recovery process developed by an outside metallurgical firm for our El Capitan ore.

Off-Balance Sheet Arrangements

During the three months ended December 31, 2010, we did not engage in any off-balance sheet arrangements as defined in Item 303 (a)(4) of Regulation S-K.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Note 1, “Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2010, describe our significant accounting policies which are reviewed by management on a regular basis.

New Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer/principal financial officer, to allow timely decisions regarding required disclosure.

As of as of the end of period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  The evaluation included certain control areas which are material to the Company and its size as an Exploration Stage Company. A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Based upon the evaluation, the principal executive officer/principal financial officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by it in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  In addition, the principal executive officer/principal financial officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer/principal financial officer, to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements or fraud. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

 Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any bankruptcy, receivership or other legal proceeding, and to the best of our knowledge, no such proceedings by or against the Company have been threatened.

On August 30, 2010, ECPN filed a civil complaint against Mr. Pavlich and Mr. Wilson, two former officers of the Company, in Clark County, Nevada District Court (File No. A-10-624372-B; Dept. No. XIII). This lawsuit against Mr. Pavlich and Mr. Wilson alleges “... their concerted and detrimental efforts to engage in intentional, willful and injurious bad faith and unfair acts” with respect to their salaries and stock options granted in 2008 as described above “... were prejudicial to the Company and its shareholders.”  The lawsuit seeks to have their original stock options and employment agreements declared invalid and non-binding and their subsequent stock options and employment agreements declared invalid and void.  In addition, the lawsuit seeks damages from each of Mr. Pavlich and Mr. Wilson in a minimum amount of $10,000 and punitive and exemplary damages, plus the Company’s attorneys’ fees. As of January 25, 2011, Mr. Wilson has not been served.

On or about November 15, 2010, Mr. Pavlich filed an answer to the Company’s complaint by way of a Motion To Compel Arbitration(the “Motion”) based upon an arbitration provision in Mr. Pavlich’s original employment agreement and the subsequent employment  agreement.  In the Motion, Mr. Pavlich asserts his claim of $175,000 in salary owed by the Company and the validity of the lower priced options.

On or about December 7, 2010, the Company filed an answer to the Motion, claiming that the Company’s complaint against Mr. Pavlich was not based upon a breach of either employment agreement, but rather a breach of his statutory fiduciary duty to the Company and its shareholders, and, therefore, was not impacted by the arbitration provision of the employment agreement. As of January 25, 2011, the Court had not ruled upon the Motion.

In January 2011, all parties, including Mr. Wilson, agreed to mediate this dispute. The mediation is presently scheduled for February 17, 2011 in Las Vegas, Nevada.

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
10.1
Stock Option Agreement dated September 9, 2008, between the Company and Kenneth P. Pavlich  (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010 filed on January 13, 2011).

10.2
Stock Option Agreement dated September 9, 2008, between the Company and R. William Wilson (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010 filed on January 13, 2011).

10.3
Joint Venture Agreement dated as of May 4, 2010, between the Company, El Capitan, Ltd. and Planet Resource Recovery, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010 filed on January 13, 2011).

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

EL CAPITAN PRECIOUS METALS, INC.

Dated: February 11, 2011	By:	/s/ Charles C. Mottley
Charles C. Mottley President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: February 11, 2011	By:	/s/ Stephen J. Antol
Stephen J. Antol Chief Financial Officer