Form 10-Q
period 2011-03-31
EL CAPITAN PRECIOUS METALS INC
filed 2011-05-16
CIK 1135202

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  244,572,765 shares of common stock, par value $0.001, issued and outstanding as of May 13, 2011.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets – March 31, 2011 and September 30, 2010 (Unaudited)	F-1
	Consolidated Statements of Expenses – Three and six months ended March 31, 2011 and 2010 and for the period from July 26, 2002 (inception) through March 31, 2011 (Unaudited)	F-2
	Consolidated Statement of Stockholders’ Equity (Deficit) – period from July 26, 2002 (inception) through March 31, 2011 (Unaudited)	F-3
	Consolidated Statements of Cash Flows – Six months ended March 31, 2011 and 2010 and for the period from July 26, 2002 (inception) through March 31, 2011 (Unaudited)	F-6
	Notes to the Consolidated Financial Statements (Unaudited)	F-8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	4
Item 4.	Controls and Procedures	4

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	6
Item 1A.	Risk Factors	6
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6
Item 3.	Defaults Upon Senior Securities	6
Item 4.	(Removed and Reserved)	6
Item 5.	Other Information	6
Item 6.	Exhibits	7

SIGNATURES		8

-i-

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,
	2011	2010
ASSETS

CURRENT ASSETS :
Cash	$392,840	$955,023
Miscellaneous receivables	2,882	–
Prepaid expenses	10,270	41,903
Total Current Assets	405,992	996,926

Furniture and equipment net of accumulated depreciation of $32,727 and $29,222, respectively	5,177	2,950
Investment in El Capitan, Ltd.	–	788,808
Investment in mineral property	178,447,032	–
Notes receivable	62,500	–
Deposits	22,440	22,440
Total Assets	$178,943,141	$1,811,124

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$85,939	$121,956
Accrued liabilities	27,491	343,056
Due to affiliated company	–	28,117
Financial derivative liability	348,022	–
Total Current Liabilities	461,452	493,129

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.001 par value; 300,000,000 shares authorized; 244,431,405 and 95,790,069 issued and outstanding, respectively	244,431	95,790
Additional paid-in capital	198,943,060	20,461,702
Deficit accumulated during the exploration stage	(20,705,802)	(19,239,497)
Total Stockholders’ Equity	178,481,689	1,317,995
Total Liabilities and Stockholders’ Equity	$178,943,141	$1,811,124

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,		Period From July 26, 2002 (Inception) Through March 31,
	2011	2010	2011	2010	2011

OPERATING EXPENSES:
Professional fees	$32,884	$1,978	$40,809	$2,983	$3,455,836
Officer compensation expense	–	–	–	–	2,863,833
Administrative consulting fees	62,500	34,675	127,500	69,256	2,038,266
Management fees, related parties	–	–	–	–	320,500
Legal and accounting fees	122,530	13,250	177,580	30,836	1,537,967
Exploration expenses	176,998	22,949	263,450	33,839	2,753,812
Warrant, option and stock compensation expenses	572,585	–	572,585	–	4,649,163
Other general and administrative	240,909	11,382	278,429	40,838	1,521,901
Write-off of accounts payable	(7,000)	(15,253)	(7,000)	(15,253)	(63,364)
Loss on asset dispositions	–	–	–	–	34,733
	1,201,406	68,981	1,453,353	162,499	19,112,647
LOSS FROM OPERATIONS	(1,201,406)	(68,981)	(1,453,353)	(162,499)	(19,112,647)

OTHER INCOME (EXPENSE):
Interest income	968	–	1,352	–	38,317
Other expenses	(2,500)	–	(2,500)	–	(2,500)
Forgiveness of debt	–	–	–	–	115,214
Interest expense:
Related parties	–	–	–	–	(68,806)
Other	–	(169)	–	(398)	(308,740)
Loss on financial derivative	(11,804)	–	(11,804)	–	(11,804)
Gain (loss) on extinguishment of liabilities	–	2,459	–	2,459	(222,748)
Accretion of notes payable discounts	–	–	–	–	(1,132,088)
	(13,336)	2,290	(12,952)	2,061	(1,593,155)
NET LOSS	$(1,214,742)	$(66,691)	$(1,466,305)	$(160,438)	$(20,705,802)

Basic and diluted net loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	214,714,259	89,221,595	154,613,073	88,932,865

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
July 26, 2002 (Inception) through March 31, 2011

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
(Continued)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
July 26, 2002 (Inception) through March 31, 2011

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
(Continued)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
July 26, 2002 (Inception) through March 31, 2011

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total

Common stock issued for services	1,127,744	1,127	–	95,205	–	96,332
Common stock sold by the exercise of warrants and options	725,000	725	–	35,525	–	36,250
Common stock issued for compensation	562,500	563	–	44,437	–	45,000
Warrant and option expense	–	–	–	249,759	–	249,759
Net loss	–	–	–	–	(953,501)	(953,501)
Balances at September 30, 2009	88,587,369	$88,587	$–	$18,117,553	$(17,962,968)	$243,172

Common stock issued for services	525,000	525	–	180,975	–	181,500
Conversion of accounts payable and accrued liabilities to equity	346,399	347	–	30,829	–	31,176
Common stock issued for compensation	2,075,927	2,076	–	647,234	–	649,310
Sale of common stock	4,255,374	4,255	–	1,485,111	–	1,489,366
Net loss	–	–	–	–	(1,276,529)	(1,276,529)
Balances at September 30, 2010	95,790,069	$95,790	$–	$20,461,702	$(19,239,497)	$1,317,995

Sale of common stock	44,626	45	–	15,574	–	15,619
Common stock sold by the exercise of warrants	366,667	366	–	212,301	–	212,667
Shares issued for acquisition of Gold and Minerals Company, Inc.	148,127,043	148,127	–	177,604,325	–	177,752,452
Stock issuance costs for the acquisition	–	–	–	(32,324)	–	(32,324)
Common stock issued for services	103,000	103	–	111,837	–	111,940
Option expense	–	–	–	569,645	–	569,645
Net loss	–	–	–	–	(1,466,305)	(1,466,305)
Balances at March 31, 2011 (Unaudited)	244,431,405	$244,431	$–	$198,943,060	$(20,705,802)	$178,481,689

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,		July 26, 2002 (Inception) Through March 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,466,305)	$(160,438)	$(20,705,802)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Warrant and option expense	569,645	–	4,646,223
Beneficial conversion feature of notes payable	–	–	225,207
Non-cash expense with affiliate	–	–	7,801
Stock-based compensation	111,940	44,729	6,541,133
Accretion of discount on notes payable	–	–	1,132,088
Loss on sale of fixed assets	–	–	34,733
Write-off accounts payable and accrued interest	(7,000)	(15,253)	(63,364)
Loss on financial derivative	11,804	–	11,804
Forgiveness of debt	–	–	(115,214)
Gain on conversion of debt	–	(2,459)	(2,459)
Provision for uncollectible note receivable	–	–	62,500
Non-cash litigation expense	214,642	–	214,642
Depreciation	3,505	2,864	78,126
Changes in operating assets and liabilities:
Miscellaneous receivable	(2,862)	–	2,001
Interest receivable	–	–	(13,611)
Prepaid expenses and other current assets	35,833	19,362	(8,543)
Expense advances on behalf of affiliated company	(28,117)	129,029	(562,990)
Accounts payable	(42,120)	(11,010)	95,359
Accounts payable - Related Party	–	–	364
Accrued liabilities	(248,412)	(970)	247,797
Interest payable, other	–	–	49,750
Net Cash Provided by (Used in) Operations	(847,447)	5,854	(8,122,455)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property interest	–	–	(100,000)
Purchase of furniture and equipment	(600)	–	(148,740)
Sale of fixed assets	–	–	32,001
Deposits	–	–	(22,440)
Issuance of notes receivable	–	–	(249,430)
Cash received in acquisition of Gold and Minerals Co., Inc.	89,902	–	89,902
Costs associated acquisition share issuance	(32,324)	–	(32,324)
Payments on notes receivable	–	–	66,930
Cash paid in connection with acquisition of DLM Services, Inc.	–	–	(50,000)
Net Cash Provided by (Used in) Financing Activities	56,978	–	(414,101)
(Continued)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

 EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,		July 26, 2002 (Inception) Through March 31,
	2011	2010	2011

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	15,619	–	4,961,591
Costs associated with the sale of stock	–	–	(19,363)
Proceeds from notes payable, related parties	–	–	219,900
Proceeds from warrant exercise	212,667	–	1,550,742
Proceeds from notes payable, other	–	–	2,322,300
Increase in finance contracts	–	–	117,479
Repayment of notes payable, related parties	–	–	(61,900)
Payments on finance contracts	–	(6,783)	(117,479)
Repayment of notes payable, other	–	–	(43,874)
Net Cash Provided by (Used in) Financing Activities	228,286	(6,783)	8,929.396

NET (DECREASE) INCEASE IN CASH AND CASH EQUIVALENTS	(562,183)	(929)	392,840

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	955,023	2,348	–

CASH AND CASH EQUIVALENTS, END OF PERIOD	$392,840	$1,419	$392,840

SUPPLEMENTAL CASH FLOW INFORMATION :
Cash paid for interest	$–	$398	$172,917
Cash paid for income taxes	–	–	–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets disposed for accrued liabilities	$–	$–	$1,991
Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of interest in of El Capitan, Ltd.	–	–	8
Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of the COD property	–	–	3,600
Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of the Weaver property	–	–	3,000
Net non-cash advances from affiliated company	–	–	562,990
Notes payable and accrued interest converted to equity	–	–	2,495,544
Accounts payable and accrued liabilities converted to equity	–	31,176	31,176
Issuance of common stock to Gold and Minerals Company, Inc. stockholders in connection with the merger of Gold and Minerals Company, Inc.	177,752,452	–	177,752,452

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
 (An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

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

Principles of Consolidation

With the acquisition of Gold and Minerals Company, Inc. (“Minerals”), the Company also became the 100% owner of EL Capitan, LTD. (“ECL”). Prior to the acquisition of Minerals, the Company owned a 40% interest in ECL, and Minerals owned the remaining 60% interest in ECL. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries El Capitan Precious Metals, Inc., a Delaware corporation; Minerals, a Nevada corporation; and ELC, an Arizona corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 – ACQUISITION

On January 18, 2011, at a Special Meeting of the Stockholders of Gold and Minerals Company, Inc. (“Minerals”), the Merger of Minerals into the Company’s wholly owned subsidiary MergerCo, was approved by the Minerals shareholders. The Articles of Merger were filed with and recorded by the State of Nevada on January 19, 2011, and the merger became effective on that date under Nevada law. Under the Merger provisions, holders of Minerals capital stock received El Capitan common stock in exchange for their shares of Minerals capital stock. Minerals stockholders received an aggregate of approximately 148,127,043 shares of El Capitan common stock in exchange for all of the outstanding shares of Minerals capital stock held immediately prior to the effectiveness of the Merger. Each share of Minerals common and preferred stock received approximately 1.414156 shares, as rounded to the nearest six (6) decimal places, of El Capitan common stock upon the exchange of Minerals stock. Minerals stockholders did not receive fractional shares of El Capitan common stock, but instead received one whole share for a fractional share after all of a Minerals stockholder’s shares were combined and converted into shares of El Capitan common stock. Most of these El Capitan shares issued have restrictions limiting their transfer during the first 90 days after the Merger, as well as the first year after the Merger. The Company now owns 100% of the Capitan property site and will continue its deployment of business strategies for the sale of the property.

The aggregate purchase price was $177,752,452 and consisted of common stock of the Company and valued at the market closing price on the date of the acquisition. The fair value of the consideration transferred, the assets acquired and the liabilities assumed are set forth in the following table:

Consideration:
Common stock issued to Gold and Minerals Company, Inc. stockholders	$177,752,452

Allocation of purchase price:
Cash	$89,902
Notes receivable	62,500
Accrued note receivable interest	21
Prepaid expenses	4,200
Field equipment	5,132
Investment in mineral property	177,658,224
Accounts payable	(14,103)
Accrued professional fees	(17,491)
Accrued interest	(1,566)
Accrued preferred dividends	(34,367)
Total net assets acquired	$177,752,452

The notes receivable acquired in the acquisition bear interest at 6% per annum and mature December 31, 2012.

The results of this acquisition are included in the consolidated financial statements from the date of acquisition. The following table presents the pro forma statement of expenses obtained by combining the historical consolidated expenses of the Company and Minerals for the fiscal years ended September 30, 2010 and 2009, giving effect to the merger as if it occurred on the first day of fiscal year 2010 and 2009.

	Unaudited Pro Forma Combined For the Years Ended September 30,
	2010	2009

Revenues	$–	$–
Net Loss	(1,681,946)	(1,085,562)
Loss per common share – basic and diluted	$(0.01)	$(0.00)
Basic and diluted weighted average of common shares outstanding	239,099,109	236,131,319

NOTE 3 – DERIVATIVE FINANCIAL INSTRUMENT

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

The Company reviews the terms of financing arrangements to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Also, in connection with the issuance of financing instruments, the Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. The Company may also issue options or warrants to non-employees in connection with consulting or other services.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instruments are initially recorded at their fair values and are then re-valued at each reporting date, with changes in the fair values reported as charges or credits to income. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. If reclassification is required, the fair value of the derivative instrument, as of the determination date, is reclassified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

On March 17, 2011, in connection with a settlement agreement with two former officers of the Company, the Company agreed to pay $322,500 of the settlement in shares of common stock to be issued in four monthly installments based on the volume weighted average closing price of the Company’s common stock for the twenty days preceding the each issuance date of the shares. The Company evaluated the instrument under FASB ASC 815-15 and determined that it is required to be accounted for as a derivative due to the number of shares to be issued in the future not being determinable. The fair market value of the derivative instrument at March 17, 2011 was determined to be $336,218 based upon the closing price of the Company’s common stock on that date. On March 31, 2011, the fair market value of the derivative instrument was determined to be $348,022 resulting in a loss on derivative liability of $11,804 for the six months ended March 31, 2011.

Fair value measurement

The Company values its derivative instruments under FASB ASC 820 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The Company uses Level 1 to value its derivative instruments.

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on March 31, 2011.

	Level 1	Level 2	Level 3	Total
Assets
None	$–	$–	$–	$–

Liabilities
Derivative financial instruments	$348,022	$–	$–	$348,022

NOTE 4 – STOCKHOLDERS’ EQUITY

Issuances of Common Stock, Warrants and Options

Common Stock

During the period October 1, 2010, through November 11, 2010, the Company issued 44,626 shares of restricted common stock at $0.35 per share to an accredited investor, as the term is defined by SEC Rule 501, and a non-accredited investor, in the aggregate amount of $15,619.

These sales were made pursuant to a private placement of securities under Section 4(2) and Rule 506 promulgated under the Securities Act and without public solicitation. There were no underwriting discounts or commissions paid on these sales of securities.

On January 18, 2011, warrants were exercised for 366,667 shares of common stock at $0.58 per share and the Company received cash proceeds of $212,667.

On January 19, 2011, the Company issued 148,127,043 shares of common stock valued at $1.20, the closing price on the date of issuance, for a total value of $177,752,452 for the acquisition of Gold and Minerals Company, Inc. A significant portion of the shares were under trading restrictions as provided for in the Merger Agreement and the restrictions are removed quarterly over the twelve months following the merger date.  The Company incurred issuance costs of $32,324 associated with this acquisition.

On January 20, 2011, the Company issued 100,000 shares of S-8 common stock pursuant to our 2005 Stock Incentive Plan for outside consulting services valued at $109,000, the value of the closing price of the stock on the date of issuance.

On February 11, 2011, the Company issued 3,000 shares of S-8 common stock pursuant to our 2005 Stock Incentive Plan for outside consulting services valued at $2,940, the value of the closing price of the stock on the date of issuance.

Warrants

During the six months ended March, 31, 2011, 500,000 warrants at an exercise price of $0.60 expired and 366,667 warrants at an adjusted exercise price of $0.58 were exercised.

During the six months ended March 31, 2011, the Company did not issue any warrants.  The following table sets forth certain terms of the Company’s outstanding warrants and exercisable warrants as of March 31, 2011.

	Warrants Outstanding		Warrants Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Balance, September 30, 2010	866,667	$ 0.60	866,667	$ 0.60
Granted	–	–	–	–
Expired/Cancelled	(500,000)	$(0.60)	(500,000)	$(0.60)
Exercised	(366,667)	$(0.58)	(366,667)	$(0.58)
Balance, March 31, 2011	–	–	–	–

Options

On February 7, 2011, the three Directors of the Company were each awarded a two-year 500,000 share stock option at an exercise price of $1.02 per share. The options vest on April 30, 2011, and have a cashless exercise provision. The fair value of the options was determined to be $892,085 using the Black-Scholes option pricing model and $569,645 was expensed as stock-based compensation during the quarter ended March 31, 2011 and the remaining $322,440 will be expensed over the remaining vesting period. The significant assumptions used in the valuation were: the exercise price noted above, the market value of the Company’s common stock on February 7, 2011, $1.02, expected volatility of 144.58%, risk free interest rate of 0.78% and an expected term of 1.25 years.

During the six months ended March 31, 2011, the Company cancelled 1,500,000 options at an exercise price of $0.14 and 100,000 at an exercise price of $0.56.

The following table sets forth certain terms of the Company’s outstanding options and exercisable options as of March 31, 2011:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Balance, September 30, 2010	2,550,000	$ 0.31	2,550,000	$ 0.31
Granted	1,500,000	$ 1.02	–	–
Exercised	–	–	–	–
Expired/Cancelled	(1,600,000)	$(0.17)	(1,600,000)	$(0.17)
Balance, March 31, 2011	2,450,000	$ 0.84	950,000	$ 0.56

Weighted average contractual life in years	2.82		4.3

Aggregate intrinsic value	$750,500		$750,500

The intrinsic value of each option or warrant share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money.” Aggregate intrinsic value represents the pretax value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $1.35 closing stock price of the Company’s common stock on March 31, 2011. In-the-money options vested and exercisable aggregated 950,000. The intrinsic value amounts change based on the market price of the Company’s stock.

The Company has a 2005 Stock Incentive Plan under which 16,000,000 shares are reserved and registered for stock and option grants. There were 2,351,754 shares available for grant under the Plan at March 31, 2011, excluding the 2,450,000 options outstanding.

NOTE 5 – SUBSEQUENT EVENTS

During the period April 1, 2011 through May 20, 2011, the Company issued 141,360 shares of common stock at an aggregate value of $159,406 based upon the closing price on the date of issuance as provided for under the settlement agreement with two former officers of the Company.

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

Company Overview

El Capitan Precious Metals, Inc. (hereinafter, the “Company,” “we” or “our”) is a precious minerals company based in Scottsdale, Arizona. We are an exploration stage company that owns interests in several properties located in the southwestern United States. We are principally engaged in the exploration of precious metals and other minerals. Our primary asset is the 100% equity interest in El Capitan, Ltd., an Arizona corporation, which holds an interest in the El Capitan property located near Capitan, New Mexico. Additionally, our assets include interests in the COD property located near Kingman, Arizona. There is no assurance that a commercially viable mineral deposit exists on any of our properties. Additional exploration will be required before a final evaluation can be made as to the economic and legal feasibility of any particular property. To date, we have not had any revenue producing operations.

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

On January 18, 2011, a warrant holder exercised 366,667 warrants at an exercise price at $0.58 a share and we received net cash proceeds of $212,667.

On January 19, 2011, the acquisition of Gold and Minerals Company, Inc. (“Minerals”) became effective. The completion of the Merger gives the Company 100% ownership of the El Capitan property in New Mexico. As a result of the merger, the Company acquired $89,902 in cash and notes receivable and accrued interest aggregating $62,521, and was offset by assuming $67,527 in accounts payable and accrued liabilities.

On February 17, 2011, we finalized a confidential Settlement Agreement and Mutual Release (the “Settlement”) that dismissed our lawsuit against two former officers of the Company. The Settlement provided for a cash payment aggregating $177,500 and the issuance of a certain value of common stock over a four month period.

As of March 31, 2011, we had cash on hand aggregating $392,840 and an accumulated deficit of $20,705,802. Based upon our budgeted burn rate for expenses, the completed private placement proceeds and subsequent warrant exercise proceeds should provide adequate working capital for seven months. We are currently evaluating the recovery process research currently being conducted and the estimated costs to finalize this important segment of our business plan. Upon receiving the final results of the current research and estimated costs to conduct the final segments of this research project, we plan to complete an equity raise that will provide adequate funding to sustain the Company and provide a source of funds for the final phases of the recovery process project for the El Capitan deposit. If management’s plans are not successful, operations and liquidity may be adversely impacted. Historically, we have relied on equity and debt financings to finance our ongoing operations and  related management projects. We will continue to be dependent on obtaining additional financing or equity placements as required to continue any additional exploration, metallurgical and recovery program efforts on the El Capitan project. At this time we have no current arrangements for additional capital requirements, and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to us. We anticipate seeking additional financing during the third calendar quarter of 2011. In the event that we are unable to obtain additional working capital, or are unable to secure financing upon terms the Company deems acceptable or appropriate, we may be forced to reduce our operating expenditures or to cease development and operations altogether.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until our property is sold or a joint venture is entered into for development and deployment of the site. There is no guaranty that we will achieve proven commercially viable recovery of precious metals at our property site location.

Expenses and Net Loss

Our operating expenses increased $1,132,425 from $68,981 for the three months ended March 31, 2010 to $1,201,406 for the three months ended March 31, 2011. The increase is mainly attributable to increased expenses in administrative consulting fees of $27,825; exploration expenses of $154,049, of which $109,000 consisted of non-cash stock compensation for precious metals recovery research; legal and accounting of $109,280; professional fees of $30,906; warrant and stock compensation of $572,585; and other general and administrative of $229,527. The increase in administrative consulting fees is due to an additional consultant for investor relations and the Company assuming the total compensation burden for the Chief Operating Officer, which previously was partially allocated to Minerals. The increase in professional fees consists of $24,800 attributable to the Company retaining the consulting services of the prior chief executive officer of Minerals during the subsequent merger transition period and to adequately assist Minerals stockholders through the transition period. Legal and accounting increases are attributable to non-recurring costs associated with the S-4 Registration Statement; related Proxy Statement filing regarding the Company’s acquisition of Minerals as a wholly owned subsidiary; preparation of a post-effective amendment of registration statement regarding the exercise of warrants; preparation of the Proxy Statement for our Annual Stockholders Meeting; and the final legal and related costs associated with Settlement with two former officers of the Company. Exploration expense increases were mainly attributable to increased costs incurred for recovery process research aggregating $113,139, including the non-cash stock compensation and increased mine consulting of $25,167. The increase in other general and administrative costs and expenses consisted mainly of a non-cash charge of $214,642 related to the settlement with two former officers and increased travel costs of $7,961.

Our net loss for the three months ended March 31, 2011 increased to $1,214,742 from a net loss of $66,691 incurred for the comparable three month period ended March 31, 2010. The increase in net loss of $1,148,051 for the current period is attributable to the aforementioned increases in operating expenses and a non-cash charge $11,804 for a loss on the financial derivative.

Six Months Ended March 31, 2011 Compared to Six Months Ended March 31, 2010

Revenues

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until our property is sold or a joint venture is entered into for development and deployment of the site. There is no guaranty that we will achieve proven commercially viable recovery of precious metals at our property site location.

Expenses and Net Loss

Our operating expenses increased $1,290,854 from $162,499 for the six months ended March 31, 2010 to $1,453,353 for the six months ended March 31, 2011. The increase is mainly attributable to increased expenses in administrative consulting fees of $58,244; exploration expenses of $229,611, of which $109,000 consisted of non-cash stock compensation for precious metals recovery research; legal and accounting of $146,744; professional fees of $37,826; warrant and stock compensation of $572,585; and other general and administrative of $237,591. The increase in administrative consulting fees is due to an additional consultant for investor relations and the Company assuming the total compensation burden for the Chief Operating Officer, which previously was partially allocated to Minerals. The increase in professional fees consists of $24,800 attributable to the Company retaining the consulting services of the prior chief executive officer of Minerals during the subsequent merger transition period and to adequately assist Minerals stockholders through the transition period and increased electronic filing fees of $14,676 incurred in reference to the SEC required filings. Legal and accounting increases are attributable to non-recurring costs associated with the S-4 Registration Statement, related Proxy Statement filing regarding the Company’s acquisition of Minerals as a wholly owned subsidiary; preparation of a post-effective amendment of a registration statement regarding the exercise of warrants; preparation of the Proxy Statement for our Annual Stockholders Meeting; and the final legal and related costs associated with Settlement with two former officers of the Company. Exploration expense increases were mainly attributable to increased costs incurred for recovery process research aggregating $135,737, including the non-cash stock compensation, increased mine consulting of $38,619 and increased assay costs of $23,598. The increase in other general and administrative costs and expenses consisted mainly of a non-cash charge of $214,642 related to the settlement with two former officers; transfer agent fees of $17,483; travel and entertainment of $11,847; and filing fees aggregating $6,000. These increases were offset by a decrease in web site maintenance of $15,080.

Our net loss for the six months ended March 31, 2011 increased to $1,466,305 from a net loss of $160,438 incurred for the comparable six month period ended March 31, 2010. The increase in net loss of $1,305,867 for the current period is attributable to the aforementioned increases in operating expenses and a non-cash charge $11,804 for a loss on the financial derivative.

Factors Affecting Future Operating Results

We have generated no revenues, other than interest income, since inception. As a result, we have only a limited operating history upon which to evaluate our future potential performance. Our potential must be considered by evaluation of all risks and difficulties encountered by exploration companies which have not yet established business operations.

The price of gold and other precious metals has experienced an increase in value over the past three years. Any significant drop in the price of gold, other precious metals or iron ore prices may have a materially adverse affect on our ability to market the sale of the El Capitan property site and/or the future results of potential operations at such site unless we are able to offset such a price drop by substantially decreased costs of extraction and/or production.

We currently are continuing to have geological and metallurgical work performed on samples from our site and developing an economically feasible precious metals recovery process developed by an outside metallurgical firm for our El Capitan ore. We anticipate this research will be completed in the second calendar quarter of 2011. Upon completion of the recovery research, it is our intention to retain the services of an investment banker to market the sale of the El Capitan site to qualified buyers.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2011, we did not engage in any off-balance sheet arrangements as defined in Item 303 (a)(4) of Regulation S-K.

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

At this time the Company qualifies as a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and is not required to provide the information required under this Item.

Item 4.	Controls and Procedures

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

As of as of the end of period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  The evaluation included certain control areas which are material to the Company and its size as an Exploration Stage Company. A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Based upon the evaluation, the principal executive officer/principal financial officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by it in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  In addition, the principal executive officer/principal financial officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer/principal financial officer, to allow timely decisions regarding required disclosure.

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

 Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

On August 30, 2010, ECPN filed a civil complaint against Mr. Pavlich and Mr. Wilson, two former officers of the Company, in Clark County, Nevada District Court (File No. A-10-624372-B; Dept. No. XIII). The parties to the lawsuit agreed to mediate the dispute and on February 17, 2011, the parties reached a mutually beneficial confidential Settlement Agreement, which was formalized and signed on March 17, 2011, which fully resolved all employment and business issues between the parties. The Settlement Agreement provides for mutual release, cash payment by us of $177,500, and the issuance of a certain value of common stock, payable over four months. In addition, all outstanding stock options then held by the two former officers were cancelled.

Item 1A.	Risk Factors

The risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ending September 30, 2010 filed with the SEC on January 13, 2011 contain important factors that could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. Investors are encouraged to review and read such risk factors in relation to the statements herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description

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

EL CAPITAN PRECIOUS METALS, INC.

Dated: May 16, 2011	By:	/s/ Charles C. Mottley
Charles C. Mottley President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 16, 2011	By:	/s/ Stephen J. Antol
Stephen J. Antol Chief Financial Officer