Form 10-Q
period 2011-06-30
EL CAPITAN PRECIOUS METALS INC
filed 2011-08-15
CIK 1135202

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  245,582,461 shares of common stock, par value $0.001, issued and outstanding as of August 15, 2011 .

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets – June 30, 2011 and September 30, 2010 (Unaudited)	F-1
	Consolidated Statements of Expenses – Three and nine months ended June 30, 2011 and 2010 and for the period from July 26, 2002 (inception) through June 30, 2011 (Unaudited)	F-2
	Consolidated Statement of Stockholders’ Equity (Deficit) – period from July 26, 2002 (inception) through June 30, 2011 (Unaudited)	F-3
	Consolidated Statements of Cash Flows – Nine months ended June 30, 2011 and 2010 and for the period from July 26, 2002 (inception) through June 30, 2011 (Unaudited)	F-6
	Notes to the Consolidated Financial Statements (Unaudited)	F-8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	6
Item 4.	Controls and Procedures	6

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	7
Item 1A.	Risk Factors	7
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8
Item 3.	Defaults Upon Senior Securities	8
Item 4.	(Removed and Reserved)	8
Item 5.	Other Information	8
Item 6.	Exhibits	8

SIGNATURES		9

-i-

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,
	2011	2010
ASSETS

CURRENT ASSETS:
Cash	$146,725	$955,023
Miscellaneous receivables	1,603	–
Prepaid expenses	22,467	41,903
Total Current Assets	170,795	996,926

Furniture and equipment net of accumulated depreciation of $33,451 and $29,222, respectively	4,453	2,950
Investment in El Capitan, Ltd.	–	788,808
Investment in mineral property	178,447,032	–
Notes receivable	25,000	–
Deposits	22,440	22,440
Total Assets	$178,669,720	$1,811,124

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$78,835	$121,956
Accrued liabilities	16,600	343,056
Due to affiliated company	–	28,117
Total Current Liabilities	95,435	493,129

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.001 par value; 300,000,000 shares authorized; 244,763,691 and 95,790,069 issued and outstanding, respectively	244,764	95,790
Additional paid-in capital	199,594,183	20,461,702
Deficit accumulated during the exploration stage	(21,264,662)	(19,239,497)
Total Stockholders’ Equity	178,574,285	1,317,995
Total Liabilities and Stockholders’ Equity	$178,669,720	$1,811,124

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,		July 26, 2002 (Inception) Through June 30,
	2011	2010	2011	2010	2011

OPERATING EXPENSES:
Professional fees	$34,400	$67,210	$75,209	$70,193	$3,490,236
Officer compensation expense	–	–	–	–	2,863,833
Administrative consulting fees	65,000	647,000	192,500	716,256	2,103,266
Management fees, related parties	–	–	–	–	320,500
Legal and accounting fees	23,876	27,812	201,456	58,648	1,561,843
Exploration expenses	92,219	58,328	355,669	92,167	2,846,031
Warrant, option and stock compensation expenses	322,440	–	892,085	–	4,968,663
Other general and administrative	54,177	17,894	335,546	58,732	1,579,018
Write-off of accounts payable	–	–	(7,000)	(15,253)	(63,364)
Loss on asset dispositions	–	–	–	–	34,733
	592,112	818,244	2,045,465	980,743	19,704,759

LOSS FROM OPERATIONS	(592,112)	(818,244)	(2,045,465)	(980,743)	(19,704,759)

OTHER INCOME (EXPENSE):
Interest income	671	52	2,023	52	38,988
Other expenses	–	–	(2,500)	–	(2,500)
Other income	13,574	–	13,574	–	13,574
Forgiveness of debt	–	–	–	–	115,214
Interest expense:
Related parties	–	–	–	–	(68,806)
Other	–	–	–	(398)	(308,740)
Gain on financial derivative	19,007	–	7,203	–	7,203
Gain (loss) on extinguishment of liabilities	–	–	–	2,459	(222,748)
Accretion of notes payable discounts	–	–	–	–	(1,132,088)
	33,252	52	20,300	2,113	(1,559,903)

NET LOSS	$(558,860)	$(818,192)	$(2,025,165)	$(978,630)	$(21,264,662)

Basic and diluted net loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	244,580,999	90,881,551	184,602,381	89,582,427

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
July 26, 2002 (Inception) through June 30, 2011

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total

Initial Issuance of Common Stock	3,315,000	$3,315	–	$(3,306)	$–	$9
Net loss	–	–	–	–	(21,577)	(21,577)
Balances at September 30, 2002 (Unaudited)	3,315,000	$3,315	$–	$(3,306)	$(21,577)	$(21,568)

Issuance of common stock to Gold and Minerals Company, Inc. in connection with purchase of interests in assets of El Capitan, Ltd. in November 2002	35,685,000	35,685	–	(35,663)	–	22
Acquisition of DML Services, Inc. on March 17, 2003	6,720,000	6,720	–	(56,720)	–	(50,000)
Common stock issued for interest expense related to a note payable	525,000	525	–	16,975	–	17,500
Common stock and warrants issued for services	150,000	150	–	188,850	–	189,000
Common stock issued for compensation	2,114,280	2,115	–	847,885	–	850,000
Issuance of common stock to Gold and Minerals Company, Inc. in connection with purchase of COD property in August 2003	3,600,000	3,600	–	(3,600)	–	–
Net loss	–	–	–	–	(1,561,669)	(1,561,669)
Balances at September 30, 2003 (Unaudited)	52,109,280	$52,110	$–	$954,421	$(1,583,246)	$(576,715)

Cost associated with warrants and options issued	–	–	–	108,000	–	108,000
Common stock issued for compensation	3,650,164	3,650	–	516,350	–	520,000
Common stock issued for services and expenses	2,082,234	2,083	–	393,682	–	395,765
Common stock issued for notes payable	1,827,938	1,827	–	381,173	–	383,000
Beneficial conversion of notes payable	–	–	–	75,000	–	75,000
Common stock issued for acquisition of Weaver property interest in July 2004	3,000,000	3,000	–	(3,000)	–	–
Stock subscriptions	–	–	50,000	–	–	50,000
Net loss	–	–	–	–	(1,314,320)	(1,314,320)
Balances at September 30, 2004 (Unaudited)	62,669,616	$62,670	$50,000	$2,425,626	$(2,897,566)	$(359,270)

Subscribed stock issued	200,000	200	(50,000)	49,800	–	–
Common stock issued for services	2,290,557	2,290	–	1,254,245	–	1,256,535
Common stock sold in private placement	3,865,000	3,865	–	1,785,272	–	1,789,137
Common stock issued for notes payable	383,576	384	–	153,042	–	153,426
Beneficial conversion of notes payable	–	–	–	21,635	–	21,635
Cost associated with warrants and options issued	–	–	–	149,004	–	149,004
Discounts on notes payable	–	–	–	113,448	–	113,448
Net loss	–	–	–	–	(3,244,841)	(3,244,841)
Balances at September 30, 2005 (Unaudited)	69,408,749	$69,409	$–	$5,952,072	$(6,142,407)	$(120,926)
(Continued)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
July 26, 2002 (Inception) through June 30, 2011

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total

Common stock issued for services	310,000	310	–	274,690	–	275,000
Common stock sold in private placement	2,189,697	2,190	–	1,158,775	–	1,160,965
Common stock issued for notes payable	2,124,726	2,125	–	1,147,875	–	1,150,000
Beneficial conversion of note payable	–	–	–	128,572	–	128,572
Discounts on issuance of convertible notes payable	–	–	–	1,018,640	–	1,018,640
Cost associated with warrants and options issued	–	–	–	163,750	–	163,750
Common stock issued for exercise of options and warrants	498,825	499	–	256,251	–	256,750
Common stock issued for compensation	364,912	364	–	286,772	–	287,136
Provision for deferred income tax related to a timing difference on debt discount	–	–	–	(80,322)	–	(80,322)
Net loss	–	–	–	–	(4,041,802)	(4,041,802)
Balances at September 30, 2006 (Unaudited)	74,896,909	$74,897	$–	$10,307,075	$(10,184,209)	$197,763

Stock issued for conversion of notes payable	1,500,000	1,500	–	748,500	–	750,000
Common stock sold in private placement	50,000	50	–	24,950	–	25,000
Common stock sold by the exercise of warrants and options	2,258,000	2,258	–	1,121,742	–	1,124,000
Common stock issued for compensation	966,994	968	–	604,583	–	605,551
Reverse provision for deferred income tax related to timing difference on debt discount	–	–	–	80,322	–	80,322
Common stock issued for services	80,216	81	–	52,325	–	52,406
Cost associated with warrants and options issued	–	–	–	2,249,475	–	2,249,475
Net loss	–	–	–	–	(4,437,775)	(4,437,775)
Balances at September 30, 2007	79,752,119	$79,754	$–	$15,188,972	$(14,621,984)	$646,742

Common stock sold in private placement	300,000	300	–	149,700	–	150,000
Common stock issued for exercise of cashless warrants	12,000	12	–	(12)	–	–
Common stock sold by the exercise of warrants and options	1,257,500	1,257	–	176,568	–	177,825
Common stock issued for compensation	1,637,356	1,637	–	358,774	–	360,411
Common stock issued for services	3,213,150	3,212	–	662,035	–	665,247
Warrant and option expense	–	–	–	1,156,590	–	1,156,590
Net loss	–	–	–	–	(2,387,483)	(2,387,483)
Balances at September 30, 2008	86,172,125	$86,172	$–	$17,692,627	$(17,009,467)	$769,332
(Continued)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
July 26, 2002 (Inception) through June 30, 2011

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total

Common stock issued for services	1,127,744	1,127	–	95,205	–	96,332
Common stock sold by the exercise of warrants and options	725,000	725	–	35,525	–	36,250
Common stock issued for compensation	562,500	563	–	44,437	–	45,000
Warrant and option expense	–	–	–	249,759	–	249,759
Net loss	–	–	–	–	(953,501)	(953,501)
Balances at September 30, 2009	88,587,369	$88,587	$–	$18,117,553	$(17,962,968)	$243,172

Common stock issued for services	525,000	525	–	180,975	–	181,500
Conversion of accounts payable and accrued liabilities to equity	346,399	347	–	30,829	–	31,176
Common stock issued for compensation	2,075,927	2,076	–	647,234	–	649,310
Sale of common stock	4,255,374	4,255	–	1,485,111	–	1,489,366
Net loss	–	–	–	–	(1,276,529)	(1,276,529)
Balances at September 30, 2010	95,790,069	$95,790	$–	$20,461,702	$(19,239,497)	$1,317,995

Sale of common stock	44,626	45	–	15,574	–	15,619
Common stock sold by the exercise of warrants	366,667	366	–	212,301	–	212,667
Shares issued for acquisition of Gold and Minerals Company, Inc.	148,127,043	148,127	–	177,604,325	–	177,752,452
Stock issuance costs for the acquisition	–	–	–	(32,324)	–	(32,324)
Common stock issued for services	103,000	103	–	111,837	–	111,940
Option expense	–	–	–	892,085	–	892,085
Common stock issued under settlement agreement	332,285	333	–	328,682	–	329,015
Merger rounding share issued	1	–	–	1	–	1
Net loss	–	–	–	–	(2,025,165)	(2,025,165)
Balances at June 30, 2011 (Unaudited)	244,763,691	$244,764	$–	$199,594,183	$(21,264,662)	$178,574,285

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,		July 26, 2002 (Inception) Through June 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,025,165)	$(978,630)	$(21,264,662)

Adjustments to reconcile net loss to net cash used in operating activities:
Warrant and option expense	892,085	–	4,968,663
Beneficial conversion feature of notes payable	–	–	225,207
Non-cash expense with affiliate	–	–	7,801
Stock-based compensation	111,940	742,810	6,541,133
Non-cash merger related cost	1	–	1
Accretion of discount on notes payable	–	–	1,132,088
Loss on sale of fixed assets	–	–	34,733
Write-off accounts payable and accrued interest	(7,000)	(15,253)	(63,364)
(Gain) on financial derivative	(7,203)	–	(7,203)
Forgiveness of debt	–	–	(115,214)
Gain on conversion of debt	–	(2,459)	(2,459)
Provision for uncollectible note receivable	–	–	62,500
Non-cash litigation expense	214,642	–	214,642
Depreciation	4,229	4,295	78,850
Changes in operating assets and liabilities:
Miscellaneous receivable	(1,583)	–	3,280
Interest receivable	–	–	(13,611)
Prepaid expenses and other current assets	23,636	14,349	(20,740)
Expense advances on behalf of affiliated company	(28,117)	100,306	(562,990)
Accounts payable	(49,224)	23,076	88,255
Accounts payable - related party	–	–	364
Accrued liabilities	(259,303)	10,063	236,906
Interest payable, other	–	–	49,750
Net Cash Used in Operating Activities	(1,131,062)	(101,443)	(8,406,070)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property interest	–	–	(100,000)
Purchase of furniture and equipment	(600)	–	(148,740)
Sale of fixed assets	–	–	32,001
Deposits	–	–	(22,440)
Issuance of notes receivable	–	–	(249,430)
Cash received in acquisition of Gold and Minerals Co., Inc.	89,902	–	89,902
Costs associated acquisition share issuance	(32,324)	–	(32,324)
Payments on notes receivable	37,500	–	104,430
Cash paid in connection with acquisition of DML Services, Inc.	–	–	(50,000)
Net Cash Provided by (Used in) Investing Activities	94,478	–	(376,601)
(Continued)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

 EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,		July 26, 2002 (Inception) Through June 30,
	2011	2010	2011

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	15,619	402,851	4,961,591
Costs associated with the sale of stock	–	–	(19,363)
Proceeds from notes payable, related parties	–	–	219,900
Proceeds from warrant exercise	212,667	–	1,550,742
Proceeds from notes payable, other	–	–	2,322,300
Increase in finance contracts	–	–	117,479
Repayment of notes payable, related parties	–	–	(61,900)
Payments on finance contracts	–	(7,913)	(117,479)
Repayment of notes payable, other	–	–	(43,874)
Net Cash Provided by Financing Activities	228,286	394,938	8,929.396

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(808,298)	293,495	146,725

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	955,023	2,348	–

CASH AND CASH EQUIVALENTS, END OF PERIOD	$146,725	$295,843	$146,725

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$–	$398	$172,917
Cash paid for income taxes	–	–	–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets disposed for accrued liabilities	$–	$–	$1,991
Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of interest in El Capitan, Ltd.	–	–	8
Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of the COD property	–	–	3,600
Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of the Weaver property	–	–	3,000
Net non-cash advances from affiliated company	–	–	562,990
Notes payable and accrued interest converted to equity	–	–	2,495,544
Accounts payable and accrued liabilities converted to equity	–	31,176	31,176
Issuance of common stock to former Company officers	329,015	–	329,015
Issuance of common stock to Gold and Minerals Company, Inc. stockholders in connection with the merger of Gold and Minerals Company, Inc.	177,752,452	–	177,752,452

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

Principles of Consolidation

With the acquisition of Gold and Minerals Company, Inc. (“Minerals”), the Company also became the 100% owner of EL Capitan, LTD. (“ECL”). Prior to the acquisition of Minerals, the Company owned a 40% interest in ECL, and Minerals owned the remaining 60% interest in ECL. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries El Capitan Precious Metals, Inc., a Delaware corporation; Minerals, a Nevada corporation; and ECL, an Arizona corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

New Accounting Pronouncements

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between IFRS and U.S. GAAP. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The amendments are effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this updated authoritative guidance to have a material impact on its consolidated financial statement disclosures.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. Under both alternatives, companies will be required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In the single continuous statement approach, the guidance requires the entity to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, the income statement will be followed immediately by the statement of other comprehensive income, which will include the amount for total comprehensive income. This updated authoritative guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of this updated authoritative guidance to have an impact on its consolidated financial statement disclosures.

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

The notes receivable acquired in the acquisition bear interest at 6% per annum and mature December 31, 2012.  During the quarter ended June 30, 2011, the Company collected $37,500 of the notes receivable.

The results of this acquisition are included in the consolidated financial statements from the date of acquisition. The following table presents the pro forma statement of expenses obtained by combining the historical consolidated expenses of the Company and Minerals for the fiscal years ended September 30, 2010 and 2009, giving effect to the merger as if it occurred on the first day of fiscal year 2010 and 2009. During the quarter ended June 30, 2011, the Company collected $37,500 of the notes receivable.

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

On March 17, 2011, in connection with a settlement agreement with two former officers of the Company, the Company agreed to pay $322,500 of the settlement in shares of common stock to be issued in four monthly installments based on the volume weighted average closing price of the Company’s common stock for the twenty days preceding the each issuance date of the shares. The Company evaluated the instrument under FASB ASC 815-15 and determined that it is required to be accounted for as a derivative due to the number of shares to be issued in the future not being determinable. The fair market value of the derivative instrument at March 31, 2011 was determined to be $348,022 based upon the closing price of the Company’s common stock on that date. Through June 30, 2011, the share settlement obligation was fulfilled through the issuance of 332,285 common shares and the fair market value of the derivative instrument was determined to be $-0- as of June 30, 2011 resulting in a gain on derivative liability of $7,203 for the nine months ended June 30, 2011.

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on June 30, 2011.

	Level 1	Level 2	Level 3	Total
Assets
None	$–	$–	$–	$–

Liabilities
Derivative financial instruments	$–	$–	$–	$–

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

On April 1, 2011, the Company issued 64,450 shares of S-8 common stock at a value of $82,496 based upon the closing price on the date of issuance as provided for under the settlement agreement with two former officers of the Company.

On May 2, 2011, the Company issued 76,910 shares of S-8 common stock at a value of $76,910 based upon the closing price on the date of issuance as provided for under the settlement agreement with two former officers of the Company.

On May 13, 2011, Company issued one (1) rounding share of common stock to a Minerals stockholder at a value of $0.80 based upon the closing price on the date of issuance as provided for under the Merger Agreement with Minerals.

On May 31, 2011, the Company issued 98,084 shares of S-8 common stock at a value of $81,410 based upon the closing price on the date of issuance as provided for under the settlement agreement with two former officers of the Company.

On June 30, 2011, the Company issued 92,841 shares of S-8 common stock at a value of $88,199 based upon the closing price on the date of issuance as provided for under the settlement agreement with two former officers of the Company.

Warrants

During the nine months ended June 30, 2011, 500,000 warrants at an exercise price of $0.60 expired and 366,667 warrants at an adjusted exercise price of $0.58 were exercised.

During the nine months ended June 30, 2011, the Company did not issue any warrants.  The following table sets forth certain terms of the Company’s outstanding warrants and exercisable warrants as of June 30, 2011.

	Warrants Outstanding		Warrants Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Balance, September 30, 2010	866,667	$ 0.60	866,667	$ 0.60
Granted	–	–	–	–
Expired/Cancelled	(500,000)	$(0.60)	(500,000)	$(0.60)
Exercised	(366,667)	$(0.58)	(366,667)	$(0.58)
Balance, June 30, 2011	–	–	–	–

Options

On February 7, 2011, the three Directors of the Company were each awarded a two-year 500,000 share stock option at an exercise price of $1.02 per share. The options vest on April 30, 2011, and have a cashless exercise provision. The fair value of the options was determined to be $892,085 using the Black-Scholes option pricing model and $569,645 was expensed as stock-based compensation during the quarter ended March 31, 2011 and the remaining $322,440 was expensed in the quarter ended June 30, 2011. The significant assumptions used in the valuation were: the exercise price noted above, the market value of the Company’s common stock on February 7, 2011, $1.02, expected volatility of 144.58%, risk free interest rate of 0.78% and an expected term of 1.25 years.

During the nine months ended June 30, 2011, the Company cancelled 1,500,000 options at an exercise price of $0.14 and 100,000 at an exercise price of $0.56.

The following table sets forth certain terms of the Company’s outstanding options and exercisable options as of June 30, 2011:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Balance, September 30, 2010	2,550,000	$ 0.31	2,550,000	$ 0.31
Granted	1,500,000	$ 1.02	1,500,000	$ 1.02
Exercised	–	–	–	–
Expired/Cancelled	(1,600,000)	$(0.17)	(1,600,000)	$(0.17)
Balance, June 30, 2011	2,450,000	$ 0.84	2,450,000	$ 0.84

Weighted average contractual life in years	2.57		2.57

Aggregate intrinsic value	$370,500		$370,500

The intrinsic value of each option or warrant share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money.” Aggregate intrinsic value represents the pretax value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.95 closing stock price of the Company’s common stock on June 30, 2011. In-the-money options vested and exercisable aggregated 950,000. The intrinsic value amounts change based on the market price of the Company’s stock.

The Company has a 2005 Stock Incentive Plan under which 16,000,000 shares are reserved and registered for stock and option grants. There were 2,019,469 shares available for grant under the Plan at June 30, 2011, excluding the 2,450,000 options outstanding.

NOTE 5 – SUBSEQUENT EVENTS

On July 11, 2011, the Company entered into an Equity Purchase Agreement (the “Agreement”) with Southridge Partners II, LP (“Southridge”), pursuant to which the Company may from time to time, in its discretion, sell newly-issued shares of its common stock to Southridge for aggregate gross proceeds of up to $5,000,000. Unless terminated earlier, Southridge’s purchase commitment will automatically terminate on the earlier of July 11, 2013 or the date on which aggregate purchases by Southridge under the Agreement total $5,000,000.  The Company has no obligation to sell any shares under the Agreement.

Southridge will have no obligation to purchase shares under the Agreement to the extent that such purchase would cause Southridge to own more the 9.99% of the Company’s common stock.

For each share of the Company’s common stock purchased under the Agreement, Southridge will pay 94.0% of the Market Price, which is defined as the average of the two lowest closing bid prices on the Over-the-Counter Bulletin Board, as reported by Bloomberg Finance L.P., during the five trading days following the put notice (the “Valuation Period”).  After the expiration of the Valuation Period, Southridge will purchase the applicable number of shares subject to customary closing conditions.

The Agreement contains covenants, representations and warranties of the Company and Southridge that are typical for transactions of this type. In addition, the Company and  Southridge have granted each other customary indemnification rights in connection The with the Agreement. The Agreement may be terminated by the Company at any time. Details of the Agreement may be found in the Company’s 8-K filing with the Securities and Exchange Commission on July 12, 2011. Concurrently with the execution of the Agreement on July 11, 2011, the Company issued 80,000 restricted shares of its common stock at a value of $64,000 based upon the closing price of the stock, to Southridge as consideration for entry into the Agreement.

On July 19, 2011, pursuant to the terms and conditions of the Agreement, the Company sold 738,770 shares of common stock at $0.68 per share for cash proceeds of $500,000.

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

Cautionary Statement on Forward-Looking Statements

This Form 10-Q may contain certain “forward-looking” statements as such term is defined by the Securities and Exchange Commission in its rules, regulations and releases, which represent the registrant’s expectations or beliefs, including but not limited to, statements concerning the registrant’s operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intent,” “could,” “estimate,” “might,” “plan,” “predict” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, governmental regulation, managing and maintaining growth, the operations of the Company and its subsidiaries, volatility of stock price, commercial viability of any mineral deposits and any other factors discussed in this and other filings of the Company with the Securities and Exchange commission.  The Company does not intend or undertake to update the information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate. The following should be read in conjunction with the information presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.

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

Financial Condition, Liquidity and Capital Resources

In November, 2010, we completed our private placement of 4.3 million shares of restricted Rule 144 common stock at $0.35 per share. The private placement generated cash proceeds aggregating $1,504,986, net of wire fees. The funding was be utilized for working capital for payments of the continued implementation of our business strategies, necessary corporate personnel, and related general and administrative expenses.

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

On February 17, 2011, we finalized a confidential Settlement Agreement and Mutual Release (the “Settlement”) that dismissed our lawsuit against two former officers of the Company. The Settlement provided for a cash payment aggregating $177,500 and the issuance of $322,500 in shares of common stock to be issued in four monthly installments based on the volume weighted average closing price of the Company’s common stock for the twenty days preceding the each issuance date of the shares. The obligations under the Settlement Agreement were fulfilled on June 30, 2011.

As of June 30, 2011, we had cash on hand aggregating $143,725 and an accumulated deficit of $21,264,662.

On July 11, 2011, we entered into an Equity Purchase Agreement (the “Agreement”) with Southridge Partners II, LP (“Southridge”), pursuant to which the Company may from time to time, in its discretion, sell newly-issued shares of its common stock to Southridge for aggregate gross proceeds of up to $5,000,000. Unless terminated earlier, Southridge’s purchase commitment will automatically terminate on the earlier of July 11, 2013 or the date on which aggregate purchases by Southridge under the Agreement total $5,000,000.  The Company has no obligation to sell any shares under the Agreement.

Southridge will have no obligation to purchase shares under the Agreement to the extent that such purchase would cause Southridge to own more the 9.99% of the Company’s common stock. For each share of our common stock purchased under the Agreement, Southridge will pay 94.0% of the Market Price, which is defined as the average of the two lowest closing bid prices on the Over-the-Counter Bulletin Board, as reported by Bloomberg Finance L.P., during the five trading days following the put notice (the “Valuation Period”).  After the expiration of the Valuation Period, Southridge will purchase the applicable number of shares subject to customary closing conditions.

The Agreement contains covenants, representations and warranties of the Company and Southridge that are typical for transactions of this type. In addition, the Company and  Southridge have granted each other customary indemnification rights in connection with the Agreement. The Agreement may be terminated by the Company at any time. Details of the Agreement may be found in the Company’s 8-K filing with the Securities and Exchange Commission on July 12, 2011. Concurrently with the execution of the Agreement, the Company issued 80,000 restricted shares of its common stock to Southridge as consideration for entry into the Agreement.

On July 19, 2011, pursuant to the terms and conditions of the Equity Purchase Agreement, the Company sold 738,770 shares of common stock at $0.68 per share for cash proceeds of $500,000.

The Company expects that the Agreement will provide the Company with adequate funding to sustain its planned operations and provide a source of funds for the final phases its business plan strategy. At this time the Company plans to utilize the funds for the finalization of the recovery process project for the El Capitan deposit, complete any additional exploration and metallurgical efforts that may be required on the El Capitan project, necessary corporate personnel and general and administrative operating costs and expenses to be incurred in the marketing of the El Capitan site.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenues

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until our property is sold or a joint venture is entered into for development and deployment of the El Capitan site. There is no guarantee that we will achieve proven commercially viable recovery of precious metals at the El Capitan site.

Expenses

Our operating expenses decreased $226,132 from $818,244 for the three months ended June 30, 2010 to $592,112 for the three months ended June 30, 2011. The decrease is mainly attributable to decreased expenses in administrative consulting fees of $582,000 and in professional fees of $32,810 for the current period of measurement. These decreases were offset by increased exploration expenses of $33,891; warrant and option costs of $322,440; and other general and administrative of $36,283. The decrease in administrative consulting fees is mainly attributable to recognized costs of compensation issued to the board of directors and officers of the Company during the three months ended June 30, 2010, with an aggregate total of $605,000.The decrease in professional fees was attributable to investor relations costs incurred of $68,000 during the quarter ended June 30, 2010 and none incurred in the current period of measurement.  The increase in exploration costs is due to increased expenditures on the recovery process research. Warrant and option costs increase is a result of amortizing the balance of the option costs related to options issued to the directors of the Company during their vesting period. The increase in other general and administrative is attributable to costs associated with our stockholders meeting aggregating $27,313; increased web site maintenance of $3,037 and travel and lodging costs of $2,992.

Other Income and Expense

Other income increased $33,200 for the quarter ended June 30, 2011, from $52 for the quarter ended June 30, 2010, to $33,252. The increase is mainly attributable to the sale of a direct smelt dore bar for $13,574 and a non-cash gain on a financial derivative of $19,007.

Net Loss

Our net loss for the three months ended June 30, 2011 decreased to $558,860 from a net loss of $818,192 incurred for the comparable three month period ended June 30, 2010. The decrease in net loss of $259,332 for the current period is attributable to the aforementioned decreases in operating expenses and an increase in the current period other income.

Nine Months Ended June 30, 2011 Compared to Nine Months Ended June 30, 2010

Revenues

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until our property is sold or a joint venture is entered into for development and deployment of the El Capitan site. There is no guaranty that we will achieve proven commercially viable recovery of precious metals at the El Capitan site.

Expenses

Our operating expenses increased $1,064,722 from $980,743 for the nine months ended June 30, 2010 to $2,045,465 for the nine months ended June 30, 2011. The increase is mainly attributable to increased exploration expenses of $263,502, of which $109,000 consisted of non-cash stock compensation for precious metals recovery research; legal and accounting of $142,808; professional fees of $5,016; warrant and option costs of $892,085; and other general and administrative of $276,814. These increases were offset by a decrease of $523,756 administrative consulting fees. Exploration expense increases were mainly attributable to increased costs incurred for recovery process research aggregating $151,227, including the non-cash stock compensation, increased mine consulting of $49,619 and increased assay costs of $66,243. Legal and accounting increases are attributable to non-recurring costs associated with the S-4 and S-3 Registration Statements, related Proxy Statement filing regarding the Company’s acquisition of Minerals as a wholly owned subsidiary; preparation of a post-effective amendment of a registration statement regarding the exercise of warrants; preparation of the Proxy Statement for our Annual Stockholders Meeting; and the final legal and related costs associated with Settlement with two former officers of the Company. The increase in warrant and option costs is related to the Black-Scholes costs associated with stock options issued to the directors of the Company in the current period of measurement. The increase in other general and administrative consisted mainly of a non-cash charge of $214,642 related to the settlement with two former officers; transfer agent fees of $17,315; travel and entertainment of $10,873; stockholder meeting costs of $27,313; and filing fees aggregating $7,340. These increases were offset by a decrease in web site maintenance of $12,043. The decrease in administrative consulting fees is due to stock bonuses issued to the directors and officers of the Company aggregating $605,000 for the nine months ended June 30, 2010 and is offset in the nine month period ending June 30, 2011 with increased compensation for an additional consultant for investor relations.

Other Income and Expense

Other income increased $18,187 for the nine months ended June 30, 2011, from $2,113 for the nine months ended June 30, 2010, to $20,300. The increase is mainly attributable to the sale of a direct smelt dore bar for $13,574 and a non-cash gain on a financial derivative of $7,203.

Net Loss

Our net loss for the nine months ended June 30, 2011 increased to $2,025,165 from a net loss of $978,630 incurred for the comparable nine month period ended June 30, 2010. The increase in net loss of $1,046,535 for the current period is attributable to the aforementioned increases in operating expenses and offset by increase in the current period other income.

Factors Affecting Future Operating Results

We have generated no revenues, other than interest income and nominal revenue from the sale of a direct smelt dore bar, since inception. As a result, we have only a limited operating history upon which to evaluate our future potential performance. Our potential must be considered by evaluation of all risks and difficulties encountered by exploration companies which have not yet established business operations.

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

We currently are continuing to have geological and metallurgical work performed on samples from our site and finalizing the development of an economically feasible precious metals recovery process developed by an outside metallurgical firm for our El Capitan ore. The research is still in process at June 30, 2011, and we anticipate it will be finalized in the third calendar quarter of 2011. Upon completion of the recovery research project and the development of an economically feasible recovery model, we believe that we can contract with an significant investment banking firm to market the sale of the El Capitan site to qualified buyers.

Off-Balance Sheet Arrangements

During the three months ended June 30, 2011, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”)  issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards This new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between IFRS and U.S. GAAP. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The amendments are effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this updated authoritative guidance to have a material impact on its consolidated financial statement disclosures.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. Under both alternatives, companies will be required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In the single continuous statement approach, the guidance requires the entity to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, the income statement will be followed immediately by the statement of other comprehensive income, which will include the amount for total comprehensive income. This updated authoritative guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of this updated authoritative guidance to have an impact on its consolidated financial statement disclosures.

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

As of as of the end of period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  The evaluation included certain control areas which are material to the Company and its size as an Exploration Stage Company. A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by it in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  In addition, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

 Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

On February 17, 2011, we finalized a confidential Settlement Agreement and Mutual Release (the “Settlement”) that dismissed our lawsuit against two former officers of the Company. The Settlement provided for a cash payment aggregating $177,500 and the issuance of $322,500 in shares of common stock to be issued in four monthly installments based on the volume weighted average closing price of the Company’s common stock for the twenty days preceding the each issuance date of the shares. The obligations under the Settlement Agreement were fulfilled on June 30, 2011.  The claims related to the Settlement were previously disclosed in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2011 for the three month period ended March 31, 2011.

Item 1A.	Risk Factors

The risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ending September 30, 2010 filed with the SEC on January 13, 2011 contain important factors that could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. Investors are encouraged to review and read such risk factors in relation to the statements herein.  In addition, in connection with the Company’s execution of the Equity Purchase Agreement with Southridge Partners II, LP (“Southridge”), which is described in the section of this Report entitled “Financial Condition, Liquidity and Capital Resources”, investors are encouraged to review the following risk factors:

Risks Related to the Equity Purchase Agreement

Southridge will pay less than the then-prevailing market price for our common stock under the equity purchase agreement at the time of issuance of the shares.

The common stock to be issued to Southridge pursuant to the terms of the equity purchase agreement will be purchased at a 6.0% discount to the average of the two lowest closing bid prices on the Over-the-Counter Bulletin Board, as reported by Bloomberg Finance L.P., during the five trading days following the written request of the Company to exercise its option to sell shares of its common stock to Southridge.  Southridge will have the ability to sell the shares of our common stock issuable under the equity purchase agreement either in advance of or upon receiving such shares and to realize the profit equal to the difference between the discounted price and the current market price of the shares.

We may not be able to access sufficient funds under the equity purchase agreement when needed.

Our ability to put shares to Southridge and obtain funds under the equity purchase agreement is limited by terms and conditions set forth in such agreement and applicable market regulations.  The terms of the equity purchase agreement restrict the amount of shares we may sell to Southridge at any one time, which is determined by, among other things, the trading volume of our common stock. Accordingly, the equity purchase agreement may not be available to satisfy all of our funding needs from time to time during the term of the equity purchase agreement.

The sale of our common stock in this offering and any future sales of our common stock may depress our stock price.

If we elect to sell shares to Southridge under the equity purchase agreement, any such sales will have a dilutive impact on our existing stockholders.  Southridge may resell some or all of the shares we issue to it pursuant to terms of the equity purchase agreement and such sales could cause the market price of our common stock to decline.

Risks Relating to our Common Stock

A significant number of shares of our common stock may become available for sale, which could depress the price of our common stock.

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

10.2
Equity Purchase Agreement dated July 11, 2011 between El Capitan Precious Metals, Inc. and Southridge Partners II, LP.(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 12, 2011).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document**
101.SCH*	XBRL Extension Schema Document**
101.CAL*	XBRL Extension Calculation Linkbase Document**
101.LAB*	XBRL Extension Labels Linkbase Document**
101.DEF*	XBRL Extension Definition Linkbase Document**
101.PRE*	XBRL Extension Presentation Linkbase Document**
__________________
*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EL CAPITAN PRECIOUS METALS, INC.

Dated: August 15, 2011	By:	/s/ Charles C. Mottley
Charles C. Mottley President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 15, 2011	By:	/s/ Stephen J. Antol
Stephen J. Antol Chief Financial Officer