Form 10-K
period 2011-09-30
EL CAPITAN PRECIOUS METALS INC
filed 2011-12-29
CIK 1135202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number:   333-56262

(Exact name of registrant as specified in its charter)

Nevada	88-0482413
(State or Other Jurisdiction	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

15225 N. 49th Street
Scottsdale, AZ	85254
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:   (602) 595-4997

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).     Yes  ☑   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐     Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☑

The aggregate market value of the issuer’s voting stock held as of March 31, 2011, by non-affiliates of the issuer was approximately $277,493,018 based on the last trading price of the registrant’s common stock of $1.35 as reported on the OTC Bulletin Board.

As of December 29, 2011, issuer had 246,857,580 shares of its $.001 par value common stock issued and outstanding.

Documents incorporated by reference:  None

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED THEREBY.

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

These risks and uncertainties and other factors include, but are not limited to those set forth under ITEM 1A - RISK FACTORS of this Annual Report on Form 10-K. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. All subsequent written and oral forward-looking statements attributable to the company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as otherwise required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Annual Report or in the documents we incorporate by reference, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report on Form 10-K.

Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

PART I

ITEM 1.	BUSINESS

Business Overview

El Capitan Precious Metals, Inc. (“ECPN,” the “Company,” “our” or “we”) is a precious minerals company based in Scottsdale, Arizona. We are an exploration stage company that has owned interests in several properties located in the southwestern United States in the past. We are principally engaged in the exploration of precious metals and other minerals. Our primary asset is the 100% equity interest in El Capitan, Ltd., an Arizona corporation (“ECL”), which holds an interest in the El Capitan property located near Capitan, New Mexico.  We also own 100% of the outstanding common stock of El Capital Precious Metals, Inc., a Delaware corporation.  We continue to perform research and confirmation procedures on the recovery process on for the El Capitan property ore and final evaluation as to the economic and legal feasibility of the property. To date, we have not had any material revenue producing operations.  There is no assurance that a commercially viable mineral deposit exists on our property.  El Capitan Precious Metals, Inc., a Delaware corporation,  is the operating subsidiary of the Company.

Previous to January 19, 2011, we owned a 60% interest in ECL.  On January 19, 2011, we acquired the outstanding 40% interest in ECL from Gold and Minerals Company, Inc. (“G&M”) by merging G&M with and into an acquisition subsidiary created by ECPN. In connection with the merger, G&M stockholders received an aggregate of 148,127,043 shares of our common stock. Each share of G&M common and preferred stock received approximately 1.414156 shares, as rounded to the nearest six (6) decimal places, of El Capitan common stock upon the exchange of G&M stock. Minerals stockholders did not receive fractional shares of El Capitan common stock, but instead received one whole share for a fractional share after all of a Minerals stockholder’s shares were combined and converted into shares of El Capitan common stock. Most of these El Capitan shares issued have restrictions limiting their transfer during the first 90 days after the Merger, as well as the first year after the Merger. The Company now owns 100% of the Capitan property site and will continue its deployment of business strategies for the sale of the property.

We are concentrating on the exploration of our El Capitan property. Upon completion of final testing to determine the existence and concentration of commercially extractable precious metals or other minerals at this site, and if the results of such testing are positive and economically feasible, we anticipate formalizing plans for the development of the site by either selling to or entering into a joint venture with a producing mining company.

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

High, low and average London afternoon fix prices for gold and silver for the period from January 1, 2011 to September 30, 2011 and for the last five calendar years are as follows:

Gold - London Afternoon Fix Prices - US Dollars
	High	Low	Average
Period
For the nine months ended September 30, 2011	$1,895	$1,319	$1,530
For the year ended December 31, 2010	1,421	1,058	1,225
For the year ended December 31, 2009	1,213	810	972
For the year ended December 31, 2008	1,011	713	872
For the year ended December 31, 2007	841	608	695
For the year ended December 31, 2006	725	525	603
Data Source: Kitco

Silver - London Afternoon Fix Prices - US Dollars
	High	Low	Average
Period
For the nine months ended September 30, 2011	$43.61	$26.68	$36.21
For the year ended December 31, 2010	30.70	15.14	20.19
For the year ended December 31, 2009	19.18	10.51	14.67
For the year ended December 31, 2008	20.92	8.88	14.99
For the year ended December 31, 2007	15.82	11.67	13.38
For the year ended December 31, 2006	14.94	8.83	11.55
Data Source: Kitco

Should we be successful in our exploration and locate gold or other precious metals, our ability to sell or develop any of our property would be highly dependent upon the price of these precious metals, the market for which can be highly volatile. There is no assurance that should the property be successfully explored, we will generate significant revenue from the sale of any precious metals or sale of a property.

Competition

The mining industry has historically been highly competitive. It is dominated by multi-billion dollar, multi-national companies that possess resources significantly greater than ours. Additionally, due to our limited resources, we do not intend to develop any of our properties on our own, but rather to only perform exploration on our properties with the anticipation of selling or developing through an appropriate joint venture any properties in which our exploration proves successful. Given our size and financial condition, there is no assurance we can compete with any larger companies for the acquisition of additional potential mineral properties.

Government Regulation

Mining and exploration is highly regulated and subject to various constantly changing federal and state laws and regulations. These laws are becoming more and more restrictive, and include without limitation: the Clean Water Act; the Clean Air Act; the Comprehensive Environmental Response, Compensation and Liability Act; the Emergency Planning and Community Right-to-Know Act; the Endangered Species Act; the Federal Land Policy and Management Act; the National Environmental Policy Act; the Resource Conservation and Recovery Act; and related state laws. The environmental protection laws dramatically impact the mining and mineral extraction industries as it pertains to both the use of hazardous materials in the mining and extraction process and from the standpoint of returning the land to a natural look once the mining process is completed. Compliance with federal and state environmental regulations can be expensive and time consuming, and given our limited resources, such regulations may have a material effect on the success of our operations.

Compliance with the various federal and state government regulations requires us to obtain multiple permits for each mining property. Although the requirements may differ slightly in each of the respective states in which we may hold claims or may hold claims in the future, the process of securing such permits generally require the filing of a “Notice of Intent to Locate Mining Claims” and the payment of a fee of $25 to the BLM office in the state in which the claim is located. Subsequently, we are required to file and record a New Location Notice for each such claim within 90 days of locating the claim, the fee for which is approximately $165. On an annual basis, we are required to pay a maintenance fee of $140 per claim, together with payments of approximately $5 each for annual bulk fuel and water well permits.

To the extent we intend to take action on a property that is more than “casual use,” which generally includes activities that cause only negligible disturbance to the land (this would not generally include drilling or operating earthmoving equipment on the property), we are required to prepare and file with the BLM either a notice of operation or plan of operation identifying the activity we intend to take on the property, including a plan of reclamation indicating how we intend to return the land to its prior state upon completion of our activities. For each claim that we file a notice or plan of operations, we are required to pay a one-time reclamation bond to the BLM to be used toward restoration of the property upon completion of our activities. The amount of the reclamation bond is determined by the BLM based upon the scope of the activity described in the notice or plan of operation, and will thus vary with each property. We filed an original plan of operation on the El Capitan property. We were required to pay a reclamation bond of $15,000 in connection with that plan of operation, and upon payment were issued a notice to proceed from the BLM. This allowed us to proceed with our current plan of operation on up to five (5) acres.  The permit was received by ECPN from the previous owners of the El Capitan property under a grandfather clause and allows operations on five (5) acres of the property at a time.

In July 2007, we submitted a Plan of Operation for continued exploration on a 2,000 acre parcel within our more than 7,000 acres, at that time, ECPN claim block near Capitan, New Mexico with the U.S. Forest Service (“USFS”). We hired an experienced environmental services firm to manage this effort. Having this permit in place would provide the opportunity for a professional and methodical investigation into the additional geologic potential of this portion of our holdings, without requiring further time-consuming permitting efforts. The area being permitted will allow access to a number of high-potential targets identified through previous surface sampling and remote sensing efforts, as well as to the prospective area to the west of the existing deposit, which remains open to geologic resource extension. The USFS permitting effort is governed by the National Environmental Policy Act of 1970 (“NEPA”) and under the General Mining Law of 1872. In conjunction with the USFS filing, the Company submitted an Exploration Permit with the New Mexico Mining and Minerals Division. The permitting process is a robust process that can take a significant amount of time to complete. The typical process generally takes longer than the prescribed regulatory time frame, and is dependent upon a number of factors outside of our control, including, without limitation, governmental approvals, licensing and permitting, as well as potential opposition by third parties. Both permits must be approved prior to the commencement of drilling activity.

In July 2008, we entered into a Memorandum of Understanding with the USFS related to the permitting of 112 exploration drill holes planned on 2,000 acres of the ECPN claims in Lincoln County, New Mexico. The action signaled the initiation of the Federal Environmental Assessment (“EA”) permitting process. It was originally anticipated that the receipt of these two permits would occur in the second or third quarter of 2009. Subsequently in late 2008, this process was put on hold due to a lack of working capital and a potential conflict of interest with the USFS by the environmental services firm we were utilizing for the permitting process.

In December 2009, we hired a new experienced environmental services firm, AMEC Earth & Environmental, Inc. (“AMEC”), to manage and oversee our continued permitting process. AMEC has drafted a replacement Plan of Operations (“PoO”) and submitted it to the USFS. The USFS has provided technical comments on the PoO and AMEC has responded to their comments and submitted a revised PoO for approval. AMEC has met with representatives of the USFS at the project site to review the proposed exploration locations and general discussion of the project. Subsequent to the meeting, the USFS agreed to work with AMEC to develop the third part of the National Environmental Policy Act (“NEPA”) scope of work. The USFS has provided a hard copy of the draft NEPA scope of work to AMEC and are waiting for the electronic version to make revisions to the text to fit the project. AMEC is also in the process of reviewing the previous NEPA draft document submitted by the former environmental services firm of the Company.

AMEC has also prepared the Stormwater Pollution Prevention Plan (“SWPPP”) that will be sent to the Agencies upon permit approval. Informational copies of the SWPPP will be provided to the New Mexico Energy, Minerals, and Natural Resources Department Mining and Minerals Division (“MMD”), and the United States Forest Service (“USFS”).   The SWPPP is an EPA required document for construction projects that disturb more than one (1) acre of land.  Prior to field activities, coverage under the New Mexico Construction General Permit (“CGP”) will be obtained by filing a Notice of Intent (“NOI”) with EPA Region 6. Coverage under the CGP is required prior to field work.  A copy of the SWPPP must be maintained at the project site during all construction activities.  New Mexico does not have primacy over the SWPPP requirements.  EPA Region 6 is the primary agency.

AMEC has prepared and submitted the New Mexico Mining and Minerals Subpart 4 Exploration permit application. AMEC has responded in writing to administrative comments received on the application, related to fees, additional copies of the application and completion of the public notice. AMEC has begun work on the public notice process and will work with the MMD to get the Directors List and identify all parties that will be required to receive the notice. The text of the notice has been drafted in English and Spanish and AMEC will gain MMD approval of the notice.

Although there is no guarantee that the regulatory agencies will approve, in a timely manner, if at all, the necessary permits for our current and anticipated explorations, we are not aware of any material impediments to obtaining the necessary permits in due course.

Employees

We currently have informal arrangements with three (3) individuals who are officers and/or Directors of the Company, who serve as support staff for the functioning of all the corporate activities. There are no written agreements with these individuals. We have an additional non-employee director that devotes only such time to our business as is necessary to our conduct of administrative operations. Additionally, we use consultants for the testing and exploration and development of property claims. As administrative requirements expand, we anticipate that we may hire additional employees, and utilizing a combination of employees and consultants as necessary to conduct of these activities.

Available Information

ECPN is a Nevada corporation with its principal offices located at 15225 N. 49th Street, Scottsdale, Arizona 85254, and its telephone number is (602) 595-4997.  ECPN’s website address is www.elcapitanpmi.com.  Our website contains links to download free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

In addition to volatility associated with securities traded on the OTCBB in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock:

•	adverse changes in the worldwide prices for gold or silver;
•	disappointing results from our exploration or development efforts;
•	failure to meet operating budget;
•	decline in demand for our common stock;
•	downward revisions in securities analysts’ estimates or changes in general market conditions;
•	technological innovations by competitors or in competing technologies;
•	investor perception of our industry or our prospects; and
•	general economic trends.

In addition, stock markets have experienced extreme price and volume fluctuations and the market prices of securities generally have been highly volatile. These fluctuations commonly are unrelated to operating performance of a company and may adversely affect the market price of our common stock. As a result, investors may be unable to resell their shares at a fair price.

We have never paid dividends on our common stock and we do not anticipate paying any dividends in the foreseeable future.

We have not paid dividends on our common stock to date, and we may not be in a position to pay dividends in the foreseeable future. Our ability to pay dividends depends on our ability to successfully develop the El Capitan property and generate revenue from future operations. Further, our initial earnings, if any, will likely be retained to finance our growth. Any future dividends will depend upon our earnings, our then-existing financial requirements and other factors and will be at the discretion of our Board of Directors.

Because our common stock is a “penny stock,” it may be difficult to sell shares of our common stock at times and prices that are acceptable.

ECPN common stock is a “penny stock.” Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser’s written agreement to the purchase. The penny stock rules may make it difficult for you to sell your shares of our common stock. Because of these rules, many brokers choose not to participate in penny stock transactions and there is less trading in penny stocks. Accordingly, you may not always be able to resell shares of our common stock publicly at times and prices that you feel are appropriate.

A significant number of shares of our common stock have become available for sale, which could depress the price of our common stock.

Future sales of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for shareholders to sell our common stock at times and prices that they believe are appropriate. As of December 29, 2011, we had issued and outstanding 246,857,580 shares of common stock, and have 2,450,000 shares issuable upon the exercise of outstanding options.  In connection with the closing of the Company’s acquisition of Gold and Minerals Company, Inc. in January 2011, the Company issued 148,127,043 shares of our common stock to Gold and Minerals Company, Inc. stockholders.  Upon the initial issuance of these shares, the major portion were not free trading shares. Most of these shares issued have restrictions limiting their transfer during the first 90 days after the Merger, as well each 90 days for first year after the Merger. As these shares become available for free trading, given the historical levels of trading of the Company’s shares, such sale may depress the market price of our common stock.

We may raise additional capital to fund our operations. The manner in which we raise any additional funds may affect the value of your investment in our common stock.

Although we have no current expectation to pursue financings beyond those contemplated by the equity purchase agreement (discussed below and in Item 5(e) of this Annual Report on Form 10-K), we may be required to do so if our circumstances change or opportunities requiring expenditures in excess of the proceeds available under the equity purchase agreement present themselves. Other than pursuant to the equity purchase agreement with Southridge, as detailed below, we have no current committed sources of additional capital. We do not know whether additional financing will be available on terms favorable or acceptable to us when needed, if at all. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. In addition, we may grant future investors rights superior to those of our existing stockholders. If we raise additional funds by incurring debt, we could incur significant interest expense and become subject to covenants in the related transaction documentation that could affect the manner in which we conduct our business. If adequate additional capital is not available when required, we may be forced to reduce or eliminate our development and exploration activities or forego business opportunities.

Risks Relating to the Equity Purchase Agreement

In connection with the Equity Purchase Agreement with Southridge Partners II, LP (“Southridge”), further described in Item 5(e) of this Annual Report on Form 10-K, the following risk factors should be taken into account by investors:

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

The sale of our common stock to Southridge and any future sales of our common stock may depress our stock price.

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

We anticipate that a significant portion of our future revenues will come from the sale of our El Capitan property or the development of the El Capitan property through a joint venture with a larger mining company with more significant resources. In either event, our earnings will be directly affected by the prices of precious metals believed to be located on such property. Demand for precious metals can be influenced by economic conditions, including worldwide production, attractiveness as an investment vehicle, the relative strength of the U.S. dollar and local investment currencies, interest rates, exchange rates, inflation and political stability. The aggregate effect of these factors is not within our control and is impossible to predict with accuracy. The price of precious metals has on occasion been subject to very rapid short-term changes due to speculative activities. Downward fluctuations in precious metal prices may adversely affect the value of any discoveries made at the sites with which ECPN is involved. If the market prices for these precious metals falls below the mining and development costs we incur to produce such precious metals, we will experience losses and may have to discontinue operations at one or more of our properties.

We have not had revenue-generating operations and may never generate revenues.

We have not yet had revenue-generating operations, and it is possible that we will not find marketable amounts of minerals on our El Capitan property or that the property will ever be sold.  Should we fail to obtain working capital through other avenues, our ability to continue to explore our El Capitan property or obtain any additional properties will likely be diminished.

Risks Relating to Our Business

Until we confirm recoverable precious metals on our El Capitan property, we may not have any potential of generating any revenue.

Our ability to sell, or enter into a joint venture for the development of, the El Capitan property depends on the success of our exploration program and the development of a cost-effective process for recovering precious metals from the ore at the El Capitan property. We have not established proven or probable reserves at our El Capitan property.  Even if exploration leads to a valuable deposit, it might take several years for us to enter into an agreement for sale or joint venture development of the property. During that time, depending on economic conditions and the underlying market values of the precious metals that may be recovered, it might become financially or economically unfeasible to extract the minerals at the property.

We may not be able to sell the El Capitan property or enter into a joint venture agreement on terms acceptable to us.

We are concentrating on the exploration of our El Capitan property with a strategic plan to sell or enter into a joint venture with a producing mining company, with respect to the El Capitan property.  There is no guarantee that we will be able to find a potential acquirer or partner on terms that are acceptable to us or at all.

Our inability to establish the existence of mineral resources in commercially exploitable quantities on our El Capitan property may cause our business to fail.

The El Capitan property is in the exploration stage. To date, we have not established a mineral reserve on the El Capitan property. A “reserve,” as defined by the Securities and Exchange Commission’s Industry Guide 7, is that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination. A reserve requires a feasibility study demonstrating with reasonable certainty that the deposit can be economically and legally extracted and produced.  At this time it is not ascertainable or it is possible that the El Capitan property does not contain a reserve and all resources we spend on exploration of this property may be lost. We have not received feasibility studies nor obtained necessary operating permits with regard to the El Capitan property. As a result, we have no reserves at the El Capitan property. In the event we are unable to establish reserves or measured resources acceptable under industry standards, we may otherwise be unable to sell or joint venture the development of the El Capitan property, the business of ECPN may fail.

The feasibility of mining our El Capitan property has not been established, meaning that we have not completed engineering, permitting or other work necessary to determine if it is commercially feasible to develop this property.

We currently have not established proven or probable reserves on the El Capitan property.  Although studies thus far carried out on the El Capitan property have yielded promising results with respect to potential economic viability, substantial additional feasibility work and expenditures are required to demonstrate economic viability. The mineralized materials identified to date on this property have not and may never demonstrate economic viability. The feasibility of mining has not been, and may never be, established. Whether a mineral deposit can be commercially viable depends upon a number of factors, including the particular attributes of the deposit, including size, grade and proximity to infrastructure; metal prices, which can be highly variable; and government regulations, including environmental and reclamation obligations. If we are unable to establish some or all of our mineralized material as proven or probable reserves in sufficient quantities to justify commercial operations, we may not be able to raise sufficient capital to develop a mine or sell the El Capitan property site. If we are unable to establish such reserves or measured resources acceptable under industry standards, the market value of our securities may decline.

Uncertainty of mineralization estimates may diminish our ability to properly value our property.

We rely on estimates of the content of mineral deposits on our properties, which estimates are inherently imprecise and depend to some extent on statistical inferences drawn from both limited drilling on our properties and the placement of drill holes that may not be spaced close enough to one another to enable us to establish probable or proven results. These estimates may prove unreliable. Additionally, we have relied upon various certified independent laboratories to assay our samples, which may produce results that are not as consistent as a larger commercial laboratory might produce.  Reliance upon erroneous estimates may have an adverse effect upon the financial success of the Company.

Any loss of the industry experience of members of our Board and/or our officers may affect our ability to achieve our business objectives.

Two of our directors have significant industry experience. In the event that we lose the services of any of our directors, we will be required to rely upon third party consultants with respect to industry matters, and our ability to achieve our business objectives may be negatively affected, or prove more costly to obtain.  We have not purchased any life insurance on any of our officers or directors.

The nature of mineral exploration is inherently risky, and we may not ever discover marketable amounts of precious minerals.

Exploration for minerals is highly speculative and involves greater risk than many other businesses. Most exploration programs fail to result in the discovery of economically feasible mineralization. Our exploration and mining efforts are subject to the operating hazards and risks common to the industry, such as:

•	economically insufficient mineralized materials;
•	decrease in values due to lower metal prices;
•	fluctuations in production cost that may make mining uneconomical;
•	unanticipated variations in grade and other geologic problems;
•	unusual or unexpected formations;
•	difficult surface or underground conditions;
•	metallurgical and other processing problems;
•	environmental hazards;
•	water conditions; and
•	governmental regulations.

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

Extensive government regulation and environmental risks may require us to discontinue or delay our  exploration activities.

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

Obtaining the necessary permits can be a complex and time-consuming process involving multiple jurisdictions, and requiring annual filings and the payment of annual fees. Additionally, the duration and success of our efforts to obtain permits are contingent upon many variables outside of our control and may increase costs of or cause delay to our mining endeavors. There can be no assurance that all necessary approvals and permits will be obtained, and if they are obtained, that the costs involved will make it economically unfeasible to continue our exploration of the El Capitan property.  Additionally, there is no guaranty that the permits required will be issued or that the Company will be able to comply with all of the terms of the permits and avoid delay.  For example, on March 30, 2007, the New Mexico Energy, Minerals and Natural Resources Department issued a Cessation Order due to un-permitted exploration activities of the Company.  On September 17, 2007, the New Mexico Energy, Minerals and Natural Resources Department issued their Completion of Abatement Steps for Cessation Order confirming that the abatement steps required under the original order had been completed.  On October 3, 2008, the New Mexico Energy, Minerals and Natural Resources Department issued their Termination Report and Confirmation of Completion of Work for Reclamation Activities confirming that the reclamation activities required under the original order had been completed.  Delays of this type can cost the Company time and expense and delay its ability to successfully exploit its properties.

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

For successful development, we will need to obtain the rights for a sufficient amount of water to service a mining and processing operation. Our title to the El Capitan property may entitle us to use water and water rights in connection with the property, including among others the right to drill, pump, divert, transport and use water from wells, containment areas and drainages. However there can be no assurance we will be able to obtain access to the amount of water needed to operate a mine at the property.

Mineral exploration is extremely competitive, and we may not have adequate resources to successfully compete.

There is a limited supply of desirable mineral properties available for claim staking, lease or other acquisition in the areas where we contemplate participating in exploration activities.  We compete with numerous other companies and individuals, including competitors with greater financial, technical and other resources than we possess, and that are in a better position than us to search for and acquire attractive mineral properties. Additionally, due to our limited financial and other resources, we do not anticipate developing or producing on our El Capitan property without a strong financial operating partner. Alternatively, we may elect to sell the El Capitan property if the exploration proves successful. Accordingly, our ability to acquire properties in the future will depend not only on our ability to explore and develop or sell the El Capitan property, but also on our ability to select and acquire suitable properties or prospects for future exploration. We may not be able to compete successfully with our competitors in acquiring such properties or prospects.

Title to any of our properties may prove defective, possibly resulting in a complete loss of our rights to such properties.

The primary portion of our holdings includes unpatented mining claims. The validity of unpatented claims is often uncertain and may be contested. These claims are located on federal land or involve mineral rights that are subject to the claims procedures established by the General Mining Law of 1872, as amended. We are required to make certain filings with the county in which the land or mineral is situated and annually with the Bureau of Land Management and pay an annual holding fee of $140 per claim. If we fail to make the annual holding payment or make the required filings, our mining claims would become invalid. In accordance with the mining industry practice, generally a company will not obtain title opinions until it is determined to sell a property. Also no title insurance is available for mining. Accordingly, it is possible that title to some of our claims may be defective and in that event we would not have good and valid title to the El Capitan property, and we would be forced to curtail or cease our exploratory programs on the property site.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

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

The El Capitan property is owned by El Capitan, Ltd., an Arizona corporation (“ECL”) and subsidiary of the Company. The property consists of four (4) patented and nine (9) BLM lode claims; a mineral deposit is covered by these claims. The lode claims known as Mineral Survey Numbers 1440, 1441, 1442 and 1443 were each located in 1902 and patented in 1911. During October and November 2005, we staked and claimed on property surrounding the El Capitan site located in Lincoln County, New Mexico. This increased the total claimed area to approximately 10,000 acres in November 2005. The additional staking and claiming around the original site was done upon recommendations from our consulting geologist to ensure protection of ECL’s interests. In August 2006, we reduced the number of claims to approximately 7,400 acres and in August 2009, we reduced the number of claims to approximately 3,000 acres based upon continuing geological work and recommendations by our consulting geologist.  On January 1, 2006, ECL finalized the purchase of the four patented mining claims on the property, which constitute approximately 77.5 acres in the aggregate.

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

Potential mineralization has been defined as two separate types: (i) magnetite iron, and (ii) hematite-calcite mineralized skarn and limestone, which may contain precious metals. By using core holes located at strategic points throughout the property, we have been able to develop subsurface information and define the mineralization. To date, there have been no proven commercial precious metals reserves on the El Capitan property site. To establish “reserves” (as defined under Industry Guide 7 issued by the SEC), we will be required to establish that the property is commercially viable; to establish commercial viability, we continue to complete significant additional exploration and testing, including potentially more extensive drilling in the future, obtain positive engineering results and work towards completing an economic feasibility study on the property. As of our current fiscal year ended we have not completed a feasibility study on the property, and thus cannot identify the economic significance of the property, if any, at this time.

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

In 2007, ECPN engaged Dr. Smith to prepare a report which would “... provide an explanation of the work conducted on the El Capitan Gold-Platinum Project ... and to summarize the results of the geologic investigations ...”  In this report dated April 16, 2007, Dr. Smith states, “This resource [the El Capitan property] qualifies as a ‘measured resource’ based upon the Canadian National Instrument 43-101 guidelines.  Preliminary hydrometallurgical extraction results indicate potentially acceptable levels of recovery of both gold and platinum.”

We have continued to retain the services of Dr. Smith to manage the exploration of the property. Dr. Smith is a Consulting Geologist with over 33 years of experience in the mining industry. Dr. Smith holds a B.A. from Carleton College, a M.Sc. from the University of British Columbia, and a Ph.D. from the University of Idaho. Dr. Smith also served as a member of the Industrial Associates of the School of Earth Sciences at Stanford University for several years. ECL has also retained the services of a Ph.D. chemist to compile the prior and ongoing metallurgical and geological information for incorporation into a formal presentation for the purpose of the future marketing the property.

We retained a small metallurgical R&D lab in August 2006 to assess the potential for a modified fire assay technique that we believe is more appropriate for the material from the El Capitan deposit. Throughout 2007 investigations into the potential use of various industry-standard fire assay techniques to estimate the metal content of the El Capitan mineral samples were conducted.  Such standard fire assay techniques produced limited improved results, and beginning in early 2008 and through early 2009, we conducted research into other assay techniques, including leaching, acid dissolution, and the addition of various precious metal collecting agents during the assay process.  In early 2009, we completed these research analytical projects at the commercial laboratory and small, R&D-oriented facility we had contracted with. The results obtained were encouraging but resulted in inconsistent tests results.

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

In June 2009, we contacted Planet Resource Recovery, Inc. (“PRR”), for PRR to evaluate the use of their recovery technology in recovering precious metals from concentrates produced from El Capitan property head ore. Effective May 4, 2010, we entered into a Joint Venture Agreement with  PRR to process approximately 200 tons of concentrate from the El Capitan property. As part of the Agreement, PRR was to build a production facility for this El Capitan recovery process at their Texas site. The production facility was not completed and we are currently storing our concentrates in a secure site on property occupied by them.

In March 2010, we started a separate project using a team of experienced mining chemists and metallurgists to develop an assay process and a commercial precious metals recovery process for the ore from the El Capitan property. This team initially focused on three (3) different recovery processes. By September 2010, this team had developed processes which yielded “metal in hand” assays, which indicates the El Capitan ore could be of commercial grade, if the recovery cost is not prohibitive.

In September 2010, we announced that our team of chemists and metallurgists had developed a gold recovery process which uses “lead collection with silver inquarting.” This process was used by an independent certified analytical laboratory to produce a certified report on metal recovered from samples that came from 3,000 tons of El Capitan head ore.

On November 3, 2010, we engaged another qualified consulting company to initially analyze ten core samples from the El Capitan site, utilizing three different recovery processes. In 2011, the consultant company conducted tests to confirm the recovery of precious metals from the El Capitan ore under various methods of recovery. In April 2011, we received results that indicated potential economic values of gold, as well as the presence of platinum group metals (“PGM”). The results differed by analytical method, and the consulting company has proposed to undertake additional testing to achieve comparable results before proceeding with analysis and process testing of additional samples.  In August 2011, we received the analytical data from work performed by the consulting company. This third party source has taken considerable time to perform the needed research to confirm the values of the PGM and gold samples taken from “Chain-of-Custody” head ore removed from the El Capitan property. Preliminary review of the data supports El Capitan’s expectations of commercially recoverable precious metals.

The consultant company’s data has been submitted to a qualified metallurgical engineer, and a qualified chemist, who were recommended as a third party resource by our consultant geologist Clyde Smith, Ph. D. Additional work by the consultant company is on hold as we are currently concentrating on the recovery process involving silver–lead inquarting and a carbon pre-roast process of the El Capitan ore.

Upon determination of the final recovery process best suited for the El Capitan ore, the cost of precious metal recovery will be determined to ensure the recovery process is not prohibitive in comparison to the price of the precious metals recoverable at the El Capitan property.

Based upon recovery results attained in 2011, it is necessary to complete a revised update of our 43-101. This document is based on Canadian National Instrument 43-101 guidelines, the standard for presentation of a mining property. The 43-101 describes the geology, drilling locations, drilling samples, measured resource and the metallurgical value and make-up of the ore.  It is the central document for the Company’s presentation of the property to the market for sale.  The previous 43-101 was completed in April 2007 and requires significant updating to bring it current. The update will include a site visit by a qualified metallurgical engineer, a review of the permits of the El Capitan site, a complete metallurgical initiative to assess the ore content at the El Capitan site, and multiple independent verifications of all the metallurgical work conducted for the site for accuracy and repeatability. The Company’s prior results are being replicated with “Chain-of-Custody” ore under the direction of qualified metallurgical engineer and chemist.

The Company, supplied with an economically feasible recovery model for the precious metals for the El Capitan property ore, and the updated 43-101 will deliver the reports to an investment banking firm to sell the El Capitan property to a major mining company or enter into a profitable joint venture agreement.

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

Pursuant to a joint venture agreement with U.S. Canadian Minerals, Inc. (“U.S. Canadian”) entered into in May 2004, we transferred an 80% interest in the COD property to U.S. Canadian. Pursuant to the agreement, we plan to explore the property to determine the feasibility of recovering gold and silver from the tailings of the COD site.  We were to receive 50% of the profits from the gold and silver tailings, if any. We were required to contribute the equipment necessary for such exploratory operations. U.S. Canadian agreed to contribute 90 days operating capital to provide for at least three workers, fuel, necessary equipment, and equipment repair and maintenance. After the 90-day period, the parties were to split the costs and expenses related to the operation of the mine in accordance with their profit participation in the COD property. To date, we have spent approximately $2,500 on this project.  On August 29, 2005, we executed a Quit Claim Deed in favor of U.S. Canadian covering all of the mining claims identified in the joint venture for purposes of facilitating the management of the claims by U.S. Canadian pursuant to the joint venture. There has been no activity by us at this property in the years ended September 30, 2011, 2010 and 2009. We were advised by U.S. Canadian on October 21, 2009, that they had transferred all of their interest in the COD project to an unrelated party.  On January 11, 2010, U.S. Canadian and the unrelated party rescinded the October 21, 2009 transaction and a Quit Claim Deed on the COD property was returned to U.S. Canadian.  In July 2009 U.S. Canadian purchased Noble Technologies Corp., a private Nevada corporation. In October 2009 U.S. Canadian amended its Articles of incorporation and changed its name to Noble Consolidated Industries Corp. (“Noble”). Currently Noble is listed on the Gray Market Sheets with no value or trading activity. Based upon the events and financial condition of Noble, we have determined that  this joint venture is not viable.

Executive Offices

Our executive offices are located at 15225 N. 49th Street, Scottsdale, Arizona 85254. The premises are contributed free of charge by Mr. Stephen J. Antol, an officer of the Company. We believe that the office is adequate to meet our current operational requirements. Other than our property as described above, we do not own any real property.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our properties, results of operation, or financial condition.  Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board, or “OTC Bulletin Board,” under the trading symbol “ECPN.OB” The following table sets forth the range of high and low closing bid quotes of our common stock per quarter as reported by the OTC Bulletin Board for the past two fiscal years ended September 30, 2011 and 2010, respectively. All quoted prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Price Range
Quarter Ended	High	Low

September 30, 2011	$0.98	$0.42
June 30, 2011	$1.38	$0.56
March 31, 2011	$1.58	$0.62
December 31, 2010	$0.70	$0.42

September 30, 2010	$0.60	$0.35
June 30, 2010	$0.76	$0.25
March 31, 2010	$0.35	$0.09
December 31, 2009	$0.10	$0.07

Holders

As of December 29, 2011, we had approximately 1,645 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder. As of December 29, 2011, we had approximately 7,063 beneficial holders of our common stock, based on information received from our transfer agent and NOBO report of shareholders holding our stock in brokerage accounts.

Dividends

To date, the Company has not paid, nor declared, any cash dividends since its inception, and does not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Recent Sales of Unregistered Securities

On July 11, 2011, we entered into an Equity Purchase Agreement (the “Agreement”) with Southridge Partners II, LP (“Southridge”), pursuant to which the Company may from time to time, in its discretion, sell newly-issued shares of its common stock to Southridge for aggregate gross proceeds of up to $5,000,000.  The Company has no obligation to sell any shares under the Agreement.  A full description of the Agreement is set forth in the Company’s Report on Form 8-K filed with the SEC on July 12, 2011.  Concurrently with the execution of the Agreement, the Company issued 80,000 restricted shares of its common stock to Southridge as consideration for entry into the Agreement.  The shares were issued to Southridge pursuant to the exemptions from registration of Rule 506 of Regulation D on the basis of certain representations by Southridge that it qualified as an “accredited investor,” as defined under Rule 501 of Regulation D.

During the period October 1, 2010, through November 11, 2010, El Capitan issued 44,626 shares of restricted common stock at $0.35 per share to an accredited investor, as the term is defined by SEC Rule 501, and a non-accredited investor, in the aggregate amount of $15,619. These sales were made pursuant to a private placement of securities under Section 4(2) and Rule 506 promulgated under the Securities Act and without public solicitation. There were no underwriting discounts or commissions paid on these sales of securities.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data sets forth our summary historical financial data as of and for the fiscal years ended September 30, 2011, 2010, 2009, 2008 and 2007. This information was derived from our audited consolidated financial statements for each period.  Our selected historical financial data is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto included elsewhere in this report. For additional information relating to our operations, see “Item 1. Business” and “Item 2. Properties.”

	Year Ended September 31,
	2011	2010	2009	2008	2007
Operating Data
Operating revenues	–	–	–	–	–
Operating expenses	$178,949,160	$1,279,249	$953,699	$2,501,610	$4,188,702
Loss from operations	(178,949,160)	(1,279,249)	(953,699)	(2,501,610)	(4,188,702)
Other income (expense)	28,118	2,720	198	114,127	(249,073)
Net loss	(178,921,042)	(1,276,529)	(953,501)	(2,387,483)	(4,437,775)
Basic & diluted loss per share	(0.89)	(0.01)	(0.01)	(0.03)	(0.06)
Weighted average shares outstanding	199,934,079	90,972,066	88,004,276	82,234,030	78,234,483

Balance Sheet Data
Cash and cash equivalents	$319,939	$955,023	$2,348	$32,456	$90,329
Total current assets	355,328	996,926	28,537	124,941	216,225
Property and equipment, net	3,707	2,950	8,677	18,556	75,714
Land and mineral rights	1,879,608	788,808	788,808	788,808	788,808
Total assets	2,261,083	1,811,124	848,462	959,943	1,111,855

Current liabilities	165,547	493,129	605,290	190,611	465,113
Long-term obligations	–	–	–	–	–
Total stockholders’ equity	2,095,536	1,317,995	243,172	769,332	646,742
Total liabilities and stockholders’ equity	2,261,083	1,811,124	848,462	959,943	1,111,855

The foregoing should be read in conjunction with the Financial Statements of the Company and notes thereto included elsewhere in the Annual Report. See “Item 8. Financial Statements” below.

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

Overview of Business

We are an exploration stage company that has owned interests in several properties located in the southwestern United States in the past. We are principally engaged in the exploration of precious metals and other minerals. At this time, we are not engaged in any revenue-producing operations. We are considered an exploration stage company under the SEC criteria since we have not yet demonstrated the existence of proven or probable reserves at our El Capitan property.  As a result, and in accordance with accounting principles generally accepted in the United States for exploration stage companies, all expenditures for exploration and evaluation of our properties are expensed as incurred.

We are concentrating on the exploration of our El Capitan property. After completing further testing to determine the existence and concentration of commercially extractable precious metals or other minerals at this property site, and if the results of such testing are positive, we anticipate formalizing plans for the development of the asset by either selling or entering into a joint venture with a producing mining company.

For complete details regarding the business of the Company, see “Item 1. Business” and “Item 2. Properties,” above.

Results of Operations - Fiscal year ended September 30, 2011 compared to fiscal year ended September 30, 2010.

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues in our fiscal year 2012, if ever. We realized a net increase in operating expenses of $177,669,911 from $1,279,249 for the year ended September 30, 2010 to $178,949,160 for the year ended September 30, 2011. The increase is comprised mainly of a loss on the impairment of mineral property in fiscal 2011 of $176,567,424, increases in legal and accounting fees of $230,628, exploration costs of $313,329, reduction in write-off of accounts payable and accrued interest of $49,364, warrant and option associated costs of $812,154 and other general and administrative of $294,298. These increases were mainly offset by decreases in professional fees of $76,030, and administrative consulting fees of $521,256.

The increase in legal and accounting fees are attributable costs associated with the merger of G&M into the Company and fees related with SEC filings associated with the conversion of warrants and the transactions related to the Equity Purchase Agreement with Southridge, as further described in Item 4 of this Annual Report. The increased exploration costs are due to significant increased research activity on a recovery processes for precious metals on our El Capitan ore. The increased warrant and option cost is associated with the Company’s decision to issue non-cash incentive compensation to its officers and directors to reserve its capital for exploratory purposes. A total of 1,500,000 options were issued to the directors of the Company, and no stock compensation was issued to our directors in the current fiscal year. The Company did not issue any new stock options or warrants during the fiscal year ended September 30, 2010. The prior fiscal year period’s administrative consulting fees consisted of $649,310 non-cash stock compensation to the directors, officers and chief financial officer of the Company for services rendered and cash compensation aggregating $131,946. The increase in other general and administrative is comprised of non-recurring settlement costs associated with two former officers of the Company aggregating $214,642; increased transfer agent costs of $18,394 relating to the merger of G&M; costs incurred for shareholder and director meetings of $39,311 and travel, food and entertainment of $12,716. The decrease in professional fees was attributable to decreased fees associated with public relations of $145,703 and was offset by increased electronic filing fees of $15,024 due to the SEC filings related to the Company’s merger with G&M and outside consultant costs associated mainly with the G&M merger transaction of $54,549.

Our net loss increased for the fiscal year ended September 30, 2011 by $177,644,513 from $1,276,529 for the fiscal year ended September 30, 2010, to $178,921,042 for the current fiscal year ended September 30, 2011. The increase in the net loss is mainly attributable to the net increase in operating expenses and the recording of an impairment loss of $176,567,424 on the Company's mineral propery in the current fiscal year, as detailed above.

Results of Operations - Fiscal year ended September 30, 2010 compared to fiscal year ended September 30, 2009.

We have not yet realized any revenue from operations to date.  We realized a net increase in operating expenses of $325,550 from $953,699 for the year ended September 30, 2009 to $1,279,249 for the year ended September 30, 2010. The increase was comprised mainly of increases in professional fees of $114,035, exploration expenses of $110,112, reduction in a gain on asset dispositions of $19,626, and administrative consulting fees of $420,621 net of prior year officer compensation expense of $315,000. These increases were mainly offset by decreases in legal and accounting fees of $30,067, non-cash warrant and option expenses of $249,759 and recognition of a write-off of accounts payable and accrued interest of $56,364. The current period administrative consulting fees consist of $649,310 non-cash stock compensation to the directors, officers and chief financial officer of the Company for services rendered and cash compensation aggregating $131,946. The increase exploration expenses related to increased research activity on recovery processes for precious metals on our El Capitan ore. The Company did not issue any new stock options or warrants during the fiscal year ended September 30, 2010.

Our net loss increased for the fiscal year ended September 30, 2010 by $323,028, from $953,501 for the fiscal year ended September 30, 2009, to $1,276,529 for the fiscal year ended September 30, 2010. The increase in the net loss is mainly attributable to the net increase in operating expenses in the current fiscal year, as detailed above.

Liquidity and Capital Resources

To fund our operational expenses in the fiscal years ended September 30, 2010 and 2009, we relied on proceeds from the exercise of warrants aggregating $36,250 during 2009, cost reimbursements on the El Capitan project from G&M aggregating $77,487 during 2009 and 2010, and the private placement of common stock in fiscal year 2010 described below.

During the fiscal year ended September 30, 2009, the Company modified the terms of 725,000 warrants previously granted. The exercise price of the warrants was reduced from $0.50 to $0.05. The modifications resulted in an additional warrant expense of $15,457 for the fiscal year ended September 30, 2009.

Historically we have relied on equity and debt financings to finance our ongoing operations.  On May 19, 2010, the Board of Directors authorized a private placement of 3.2 million shares of restricted common stock at $0.35 per share. On July 23, 2010, the Board of Directors authorized an increase in the private placement to 4.3 million shares at $0.35 per share. As of December 29, 2011, we have placed 4,300,000 shares of the private placement and received cash proceeds net of wire fees aggregating $1,504,986. The working capital funds have been utilized for payments for the continued implementation of our business strategies mainly associated with our El Capitan property, necessary corporate personnel, and related general and administrative expenses during our fiscal year ended September 30, 2010. We also utilized this funding to complete the merger of G&M into our wholly owned subsidiary and gain 100% ownership of the El Capitan property.

To continue our exploration, metallurgical and recovery program efforts on the El Capitan project and continue our business strategies for our fiscal year 2012, on July 11, 2011, we entered into an Equity Purchase Agreement (the “Agreement”), with Southridge Partners II, LP (“Southridge’). The term of the Agreement is two years, and can be terminated by the Company at any time.  The Agreement permits the Company to sell newly-issued shares of our common stock for aggregate proceeds of up to $5,000,000.  We have no obligation to sell any shares under the Agreement. The shares to be sold under the Agreement will be made pursuant to our effective registration statement on Form S-3 filed with the Securities and Exchange Commission. For a complete description of the Agreement, see Note 9 of the Financial Statements of the Company set forth in Item 8 of this Annual Report.  As of September 30, 2011, we have sold Southridge shares of stock for aggregate proceeds of $500,000 and had a remaining option to sell to Southridge $4,500,000 in shares of common stock of the Company under the Agreement. Subsequent to September 30, 2011, and prior to the filing of this Report, we sold additional shares to Southridge under the Agreement for cash proceeds of $450,000. The Company expects that the proceeds received from the Agreement will permit the Company to continue its development of the El Capitan property for sale to a producing mining company.

As of September 30, 2011, we had cash on hand of $319,939 and an accumulated deficit of $198,160,539. Based upon our budgeted burn rate we currently have operating capital for three months, excluding any cash that would be received by the Company upon the sale of its shares of common stock under the terms of the Agreement. If management’s plans are not successful, operations and liquidity may be adversely impacted.

Factors Affecting Future Operating Results

We have generated no revenues, other than interest income and miscellaneous revenue from the sale of two dore’ bars, since inception. As a result, we have only a limited operating history upon which to evaluate our future potential performance. Our potential must be considered by evaluation of all risks and difficulties encountered by exploration companies which have not yet established business operations.

The price of gold and silver has experienced an increase in value over the past four years.  A historical chart of their respective prices is contained in Item 1, the “Business” portion of this Annual Report.  A significant drop in the price of gold, silver or other precious metals or iron ore prices may have a materially adverse affect on the future results of potential operations. The costs associated with the recovering precious metals may also cause a material adverse effect on the financial success of the Company and our ability to market the sale El Capitan property.

Off-Balance Sheet Arrangements

During the year ended September 30, 2011, we did not engage in any off balance sheet arrangements as defined in Item 303(c) of the Regulation S-K.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Note 1, “Business, Basis of Presentation and Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for the year ended September 30, 2011, describes our significant accounting policies which are reviewed by management on a regular basis.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our exposure to market risks is limited to changes in interest rates. We do not use derivative financial instruments as part of an overall strategy to manage market risk. We have no debt outstanding nor do we have any investment in debt instruments other than highly liquid short-term investments. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	27

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements	29

Consolidated Balance Sheets - September 30, 2011 and September 30, 2010	30

Consolidated Statements of Expenses – Years ended September 30, 2011, 2010 and 2009, and for the period from July 26, 2002 (inception) through September 30, 2011	31

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) - period from July 26, 2002, (inception) through September 30, 2011	32

Consolidated Statements of Cash Flows - Years ended September 30, 2011, 2010 and 2009, and for the period from July 26, 2002 (inception) through September 30, 2011	36

Notes to Consolidated Financial Statements	38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of El Capitan Precious Metals, Inc.
(An Exploration Stage Company)
Scottsdale, Arizona

We have audited the internal control of El Capitan Precious Metals, Inc. and Subsidiaries (an exploration stage company) (collectively, the “Company”) over its financial reporting as of September 30, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: the control procedures to ensure the valuation of the Company’s mineral property is properly stated has not been designed and implemented.

This material weakness was considered in determining the nature, timing, extent of audit tests applied in our audit of the consolidated financial statements as of and for the years ended September 30, 2011 and 2010 and for the period from July 26, 2002 (inception of exploration stage) to September 30, 2011 of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We do not express an opinion or any other form of assurance on management's statements regarding measures subsequently implemented by the Company with the intention of addressing the material weakness.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of September 30, 2011 and 2010, and the related consolidated statements of expenses, stockholders’ equity (deficit), and cash flows for the years ended September 30, 2011, 2010 and 2009 and for the period from July 26, 2002 (inception of exploration stage) to September 30, 2011 and our report dated December 29, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/  MaloneBailey, LLP

www.malonebailey.com
Houston, Texas
December 29, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of El Capitan Precious Metals, Inc.
(An Exploration Stage Company)
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of El Capitan Precious Metals, Inc. and Subsidiaries (an exploration stage company) (collectively, the “Company”) as of September 30, 2011 and 2010, and the related consolidated statements of expenses, stockholders’ equity (deficit), and cash flows for the years ended September 30, 2011, 2010 and 2009 and for the period from July 26, 2002 (inception of exploration stage) to September 30, 2011. The consolidated financial statements for the period from July 26, 2002 (inception of exploration stage) through September 30, 2006 were audited by other auditors whose reports expressed unqualified opinions on those statements. The consolidated financial statements for the period from July 26, 2002 (inception of exploration stage) through September 30, 2006, include total revenues and net loss of $0 and $10,184,209 respectively. Our opinion on the consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the period from July 26, 2002 (inception of exploration stage) through September 30, 2011, insofar as it relates to amounts for prior periods through September 30, 2006, is based solely on the report of other auditors. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2011 and 2010 and the results of its operations and cash flows for the years ended September 30, 2011, 2010 and 2009 and for the period from July 26, 2002 (inception of exploration stage) through September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 29, 2011 expressed an adverse opinion on the Company's internal control over financial reporting because of the following material weakness: the control procedures to ensure the valuation of the Company’s mineral property is properly stated has not been designed and implemented.

/s/  MaloneBailey, LLP

www.malonebailey.com
Houston, Texas
December 29, 2011

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30,
	2011	2010

ASSETS

CURRENT ASSETS :
Cash	$319,939	$955,023
Prepaid expenses and other current assets	35,389	41,903
Total Current Assets	355,328	996,926

Furniture and equipment net of accumulated depreciation of $34,197 and $29,222, respectively	3,707	2,950
Mineral property	1,879,608	–
Investment in El Capitan, Ltd.	–	788,808
Deposits	22,440	22,440
Total Assets	$2,261,083	$1,811,124

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$111,406	$121,956
Accrued liabilities	54,141	343,056
Due to affiliated company	–	28,117
Total Current Liabilities	165,547	493,129

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.001 par value; 300,000,000 shares authorized; 245,582,461 and 95,790,069 issued and outstanding, respectively	245,582	95,790
Additional paid-in capital	200,010,493	20,461,702
Deficit accumulated during the exploration stage	(198,160,539)	(19,239,497)
Total Stockholders’ Equity	2,095,536	1,317,995
Total Liabilities and Stockholders’ Equity	$2,261,083	$1,811,124

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES

				July 26, 2002
				(Inception)
				Through
	Years Ended September 30,			September 30,
	2011	2010	2009	2011
				(Unaudited)
OPERATING EXPENSES:
Professional fees	$88,252	$164,282	$50,247	$3,503,279
Officer compensation expense	–	–	315,000	2,863,833
Administrative consulting fees	260,000	781,256	45,635	2,170,766
Management fees, related party	–	–	–	320,500
Legal and accounting fees	340,960	110,332	140,399	1,701,347
Exploration expenses	509,104	195,775	85,663	2,999,466
Warrant, option and stock compensation expenses	812,154	–	249,759	4,888,732
Other general and administrative	378,266	83,968	86,622	1,621,738
Write-off of accounts payable and accrued interest	(7,000)	(56,364)	–	(63,364)
Loss on impairment of mineral property	176,567,424	–	–	176,567,424
(Gain) loss on asset dispositions	–	–	(19,626)	34,733
Total Operating Expenses	178,949,160	1,279,249	953,699	196,608,454

LOSS FROM OPERATIONS	(178,949,160)	(1,279,249)	(953,699)	(196,608,454)

OTHER INCOME (EXPENSE):
Interest income	2,283	715	35	39,248
Other income	18,632	–	–	18,632
Forgiveness of debt	–	–	1,639	115,214
Interest expense:
Related parties	–	–	–	(68,806)
Other	–	(454)	(1,476)	(308,740)
Gain (loss) on extinguishment of liabilities	–	2,459	–	(222,748)
Gain on derivative instrument liability	7,203	–	–	7,203
Accretion of notes payable discounts	–	–	–	(1,132,088)
Total Other Income (Expense)	28,118	2,720	198	(1,552,085)

LOSS BEFORE PROVISION FOR INCOME TAXES	(178,921,042)	(1,276,529)	(953,501)	(198,160,539)

PROVISION FOR INCOME TAXES	–	–	–	–

NET LOSS	$(178,921,042)	$(1,276,529)	$(953,501)	$(198,160,539)

Net Loss per common share, basic and diluted	$(0.89)	$(0.01)	$(0.01)

Weighted average common shares outstanding, basic and diluted	199,934,079	90,972,066	88,004,276

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
July 26, 2002 (Inception) through September 30, 2011

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total

Initial Issuance of Common Stock	3,315,000	$3,315	–	$(3,306)	$–	$9
Net loss	–	–	–	–	(21,577)	(21,577)
Balances at September 30, 2002 (Unaudited)	3,315,000	$3,315	$–	$(3,306)	$(21,577)	$(21,568)

Issuance of common stock to Gold and Minerals Company, Inc. in connection with purchase of interests in assets of El Capitan, Ltd. in November 2002	35,685,000	35,685	–	(35,663)	–	22
Acquisition of DML Services on March 17, 2003	6,720,000	6,720	–	(56,720)	–	(50,000)
Common stock issued for interest expense related to a note payable	525,000	525	–	16,975	–	17,500
Common stock and warrants issued for services	150,000	150	–	188,850	–	189,000
Common stock issued for compensation	2,114,280	2,115	–	847,885	–	850,000
Issuance of common stock to Gold and Minerals Company, Inc. in connection with purchase of COD property in August 2003	3,600,000	3,600	–	(3,600)	–	–
Net loss	–	–	–	–	(1,561,669)	(1,561,669)
Balances at September 30, 2003 (Unaudited)	52,109,280	$52,110	$–	$954,421	$(1,583,246)	$(576,715)

Costs associated with warrants and options issued	–	–	–	108,000	–	108,000
Common stock issued for compensation	3,650,164	3,650	–	516,350	–	520,000
Common stock issued for services and expenses	2,082,234	2,083	–	393,682	–	395,765
Common stock issued for notes payable	1,827,938	1,827	–	381,173	–	383,000
Beneficial conversion of notes payable	–	–	–	75,000	–	75,000
Common stock issued for acquisition of Weaver property interest in July 2004	3,000,000	3,000	–	(3,000)	–	–
Stock subscriptions	–	–	50,000	–	–	50,000
Net loss	–	–	–	–	(1,314,320)	(1,314,320)
Balances at September 30, 2004 (Unaudited)	62,669,616	$62,670	$50,000	$2,425,626	$(2,897,566)	$(359,270)
(Continued)
The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
July 26, 2002 (Inception) through September 30, 2011
(Continued)

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total

Subscribed stock issued	200,000	200	(50,000)	49,800	–	–
Common stock issued for services	2,290,557	2,290	–	1,254,245	–	1,256,535
Common stock sold in private placement	3,865,000	3,865	–	1,785,272	–	1,789,137
Common stock issued for notes payable	383,576	384	–	153,042	–	153,426
Beneficial conversion of notes payable	–	–	–	21,635	–	21,635
Costs associated with warrants and options issued	–	–	–	149,004	–	149,004
Discounts on issuance of notes payable	–	–	–	113,448	–	113,448
Net loss	–	–	–	–	(3,244,841)	(3,244,841)
Balances at September 30, 2005 (Unaudited)	69,408,749	$69,409	$–	$5,952,072	$(6,142,407)	$(120,926)

Common stock issued for services	310,000	310	–	274,690	–	275,000
Common stock sold in private placement	2,189,697	2,190	–	1,158,775	–	1,160,965
Common stock issued for notes payable	2,124,726	2,125	–	1,147,875	–	1,150,000
Beneficial conversion of notes payable	–	–	–	128,572	–	128,572
Discounts on issuance of convertible notes payable	–	–	–	1,018,640	–	1,018,640
Costs associated with warrants and options issued	–	–	–	163,750	–	163,750
Common stock issued for exercise of options and warrants	498,825	499	–	256,251	–	256,750
Common stock issued for compensation	364,912	364	–	286,772	–	287,136
Provision for deferred income tax related to a timing difference on debt discount	–	–	–	(80,322)	–	(80,322)
Net loss	–	–	–	–	(4,041,802)	(4,041,802)
Balances at September 30, 2006 (Unaudited)	74,896,909	$74,897	$–	$10,307,075	$(10,184,209)	$197,763
(Continued)
The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
July 26, 2002 (Inception) through September 30, 2011
(Continued)

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total

Common stock issued for notes payable	1,500,000	1,500	–	748,500	–	750,000
Common stock sold in private placement	50,000	50	–	24,950	–	25,000
Common stock issued for exercise of options and warrants	2,258,000	2,258	–	1,121,742	–	1,124,000
Common stock issued for compensation	966,994	968	–	604,583	–	605,551
Reverse provision for deferred income tax related to a timing difference on debt discount	–	–	–	80,322	–	80,322
Common stock issued for services	80,216	81	–	52,325	–	52,406
Costs associated with warrants and options issued	–	–	–	2,249,475	–	2,249,475
Net loss	–	–	–	–	(4,437,775)	(4,437,775)
Balances at September 30, 2007	79,752,119	$79,754	$–	$15,188,972	$(14,621,984)	$646,742

Common stock sold in private placement	300,000	300	–	149,700	–	150,000
Common stock issued for exercise of cashless warrants	12,000	12	–	(12)	–	–
Common stock issued for exercise of options and warrants	1,257,500	1,257	–	176,568	–	177,825
Common stock issued for compensation	1,637,356	1,637	–	358,774	–	360,411
Common stock issued for services	3,213,150	3,212	–	662,035	–	665,247
Costs associated with warrants and options issued	–	–	–	1,156,590	–	1,156,590
Net loss	–	–	–	–	(2,387,483)	(2,387,483)
Balances at September 30, 2008	86,172,125	$86,172	$–	$17,692,627	$(17,009,467)	$769,332

Common stock issued for services	1,127,744	1,127	–	95,205	–	96,332
Common stock issued for exercise of options and warrants	725,000	725	–	35,525	–	36,250
Common stock issued for compensation	562,500	563	–	44,437	–	45,000
Costs associated with warrants and options issued	–	–	–	249,759	–	249,759
Net loss	–	–	–	–	(953,501)	(953,501)
Balances at September 30, 2009	88,587,369	$88,587	$–	$18,117,553	$(17,962,968)	$243,172
(Continued)
The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
July 26, 2002 (Inception) through September 30, 2011
(Continued)

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total

Common stock issued for services	525,000	525	–	180,975	–	181,500
Conversion of accounts payable and accrued liabilities to equity	346,399	347	–	30,829	–	31,176
Common stock issued for compensation	2,075,927	2,076	–	647,234	–	649,310
Common stock sold in private placement	4,255,374	4,255	–	1,485,111	–	1,489,366
Net loss	–	–	–	–	(1,276,529)	(1,276,529)
Balances at September 30, 2010	95,790,069	$95,790	$–	$20,461,702	$(19,239,497)	$1,317,995

Common stock sold in private placement	783,396	783	–	514,836	–	515,619
Common stock issued for exercise of warrants	366,667	367	–	212,300	–	212,667
Common stock issued for the acquisition of Gold and Minerals Company, Inc.	148,127,043	148,127	–	177,604,325	–	177,752,452
Stock issuance costs for the acquisition	–	–	–	(32,324)	–	(32,324)
Common stock issued for services	183,000	183	–	175,757	–	175,940
Costs associated with options	–	–	–	745,213	–	745,213
Common stock issued under settlement agreement	332,285	332	–	328,683	–	329,015
Merger rounding share issued	1	–	–	1	–	1
Net loss	–	–	–	–	(178,921,042)	(178,921,042)
Balances at September 30, 2011	245,582,461	$245,582	$–	$200,010,493	$(198,160,539)	$2,095,536

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				July 26, 2002
				(Inception)
				Through
	Years Ended September 30,			September 30,
	2011	2010	2009	2011
				(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(178,921,042)	$(1,276,529)	$(953,501)	$(198,160,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrant and option expense	745,213	–	249,759	4,821,791
Beneficial conversion feature of notes payable	–	–	–	225,207
Non-cash expense with affiliate	–	–	–	7,801
Stock-based compensation	175,940	830,810	141,332	6,605,133
Non-cash merger related costs	1	–	–	1
Accretion of discounts on notes payable	–	–	–	1,132,088
(Gain) loss on sale of fixed assets	–	–	(19,627)	34,733
Gain on derivative instruments liability	(7,203)	–	–	(7,203)
Loss on impairment of mineral property	176,567,424	–	–	176,567,424
Write-off accounts payable and accrued interest	(7,000)	(56,364)	–	(63,364)
Forgiveness of debt	–	–	(1,639)	(115,214)
Gain on conversion of debt	–	(2,459)	–	(2,459)
Provision for uncollectible note receivable	–	–	–	62,500
Non-cash litigation settlement	214,642	–	–	214,642
Depreciation	4,975	5,727	7,515	79,596
Net changes in operating assets and liabilities:
Miscellaneous receivable	–	–	2,472	4,863
Interest receivable	–	–	–	(13,611)
Prepaid expenses and other current assets	10,714	(15,714)	14,454	(33,662)
Advances on behalf of affiliated company	(28,117)	(18,944)	96,431	(562,990)
Accounts payable	(16,653)	(1,285)	75,995	120,826
Accounts payable - related party	–	–	–	364
Accrued liabilities	(221,762)	5,980	314,702	274,447
Interest payable, other	–	–	–	49,750
Net Cash Used in Operating Activities	(1,482,868)	(528,778)	(72,107)	(8,757,876)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property interest	–	–	–	(100,000)
Purchase of furniture and equipment	(600)	–	–	(148,740)
Proceeds from sale of fixed assets	–	–	20,000	32,001
Deposits	–	–	–	(22,440)
Issuance of notes receivable	–	–	5,198	(249,430)
Payments received on note receivable	62,520	–	–	129,450
Cash received in acquisition of Gold and Minerals Company, Inc.	89,902	–	–	89,902
Costs associated with acquisition share issuance	(32,324)	–	–	(32,324)
Cash paid in connection with acquisition of DML Services, Inc.	–	–	–	(50,000)
Net Cash Provided by (Used in) Investing Activities	119,498	–	25,198	(351,581)
(Continued)
The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
				July 26, 2002
				(Inception)
				Through
	Years Ended September 30,			September 30,
	2011	2010	2009	2011
				(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	515,619	1,489,366	–	5,461,591
Costs associated with sale of stock	–	–	–	(19,363)
Proceeds from notes payable, related parties	–	–	–	219,900
Proceeds from warrant exercise	212,667	–	36,250	1,550,742
Proceeds from notes payable, other	–	–	–	2,322,300
Increase in finance contracts	–	–	13,299	117,479
Repayment of notes payable, related parties	–	–	–	(61,900)
Payments on finance contracts	–	(7,913)	(32,748)	(117,479)
Repayment of notes payable, other	–	–	–	(43,874)
Net Cash Provided by Financing Activities	728,286	1,481,453	16,801	9,429,396

NET INCREASE (DECREASE) IN CASH	(635,084)	952,675	(30,108)	319,939

CASH, BEGINNING OF YEAR	955,023	2,348	32,456	–
CASH, END OF YEAR	$319,939	$955,023	$2,348	$319,939

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$–	$454	$1,307	$172,917
Cash paid for income taxes	–	–	–	–

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets disposed for accrued liabilities	$–	$–	$1,991	1,991
Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of interest in of El Capitan, Ltd.	–	–	–	8
Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of the COD property	–	–	–	3,600
Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of the Weaver property	–	–	–	3,000
Net non-cash advances from affiliated company	–	–	–	562,990
Notes payable and accrued interest converted to equity	–	–	–	2,495,544
Accounts payable and accrued liabilities converted to equity	–	31,176	–	31,176
Issuance of common stock to former Company officers under a settlement	329,015	–	–	329,015
Issuance of common stock to Gold and Minerals Company, Inc. stockholders in connection with the merger of Gold and Minerals Company, Inc.	177,752,452	–	–	177,752,452

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 1 - BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business, Operations and Organization

On July 26, 2002, El Capitan Precious Metals, Inc. (the “Company” or “El Capitan”) was incorporated as a Delaware corporation to engage in the business of acquiring properties containing precious metals, principally gold, silver, and platinum. On March 18, 2003, El Capitan Precious Metals, Inc. (Delaware) entered into a share exchange agreement with DML Services, Inc. (“DML”), a Nevada corporation, and became the wholly owned subsidiary of DML. On April 11, 2003, DML changed its name to El Capitan Precious Metals, Inc. The results of El Capitan Precious Metals, Inc., a Nevada corporation (formerly DML Services, Inc.), and its wholly owned Delaware subsidiary of the same name (collectively “El Capitan” or the “Company”) are presented on a consolidated basis.

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

Principals of Consolidation

With the acquisition of Gold and Minerals Company, Inc. (“G&M”), see Note 2, the Company also became the 100% owner of EL Capitan, Ltd. (“ECL”). Prior to the acquisition of G&M, the Company owned a 40% interest in ECL, and G&M owned the remaining 60% interest in ECL. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries El Capitan Precious Metals, Inc., a Delaware corporation; G&M, a Nevada corporation; and ECL, an Arizona corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Depreciation expense for the years ended September 30, 2011, 2010 and 2009 was $4,975, $5,727 and $7,515, respectively.

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

El Capitan recognized stock-based administrative compensation aggregating $745,213, $-0- and $249,759 for common stock options issued to administrative personnel during the years ended September 30, 2011, 2010 and 2009, respectively. Also during the years ended September 30, 2011, 2010 and 2009, the Company paid stock based compensation to consultants aggregating $175,940, $830,810 and $141,332, respectively.

Impairment of Long-Lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17, Measurement of an Impairment Loss, if events or circumstances indicate that their carrying amount might not be recoverable.

An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal. During the fiscal year ended September 30, 2011, the Company recorded an impairment loss of $176,567,424 on its mineral property (see Note 2). There were no impairments to long-lived assets for the Company’s fiscal years ended 2010, or 2009.

Mineral Property Costs

Mineral property exploration costs are expensed as incurred until such time as economic reserves are quantified. To date El Capitan has not established any proven or probable reserves on its mineral properties. The Company has capitalized $1,879,608 of mineral property acquisition costs reflecting its investment in the El Capitan site as of September 30, 2011.

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

Recently Issued Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company has adopted this ASU and did not have an impact on the Company’s consolidated financial statements or results of operations.

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

In December 2010, FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force).” ASU 2010-29 provides amendments to subtopic 805-10 of the FASB ASC that requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The adoption of this update has not had an impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. The Company anticipates that the adoption of this standard will not materially expand its consolidated financial statement note disclosures.

 In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC during the current reporting period did not, or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 - ACQUISITIONS AND DIVESTITURES

Acquisition of El Capitan Property from Gold and Minerals Company, Inc.

In October 2003, El Capitan completed the acquisition of a 40% equity interest in El Capitan, Ltd. (“ECL”), an Arizona corporation, which prior to the transaction was a wholly-owned subsidiary of Gold and Minerals Company, Inc. (“G&M”), a Nevada corporation. G&M could have been considered affiliated with El Capitan in that it was a shareholder of El Capitan at the time of such acquisition. G&M is involved in the exploration and testing of potential mineral properties. Consideration for the acquisition consisted of the issuance of 30,225,000 shares of El Capitan’s common stock to G&M (which occurred in November 2002, and which constituted a 77.5% equity ownership in El Capitan prior to the reverse acquisition) and $100,000 cash, of which $86,000 was paid through September 30, 2003, and $14,000 was paid in October 2003. G&M retained the remaining 60% ownership in ECL.

During the quarter ended December 31, 2005, ECL finalized the purchase of four patented mining claims, constituting approximately 77.5 acres in aggregate, located in Lincoln County, New Mexico. The purchased claims are located on the property, which is owned by ECL. In consideration for the claims, ECL transferred 2,100,000 shares of El Capitan’s common stock owned by G&M. Pursuant to an agreement between ECL and the selling parties, the stock was valued at $0.82 per share, the market value of the stock on November 11, 2005.

Acquisition of Gold and Minerals Company, Inc.

On January 18, 2011, at a Special Meeting of the Stockholders of Gold and Minerals Company, Inc. (“G&M”), the Merger of G&M into the Company’s wholly owned subsidiary MergerCo, was approved by the G&M shareholders. The Articles of Merger were filed with and recorded by the State of Nevada on January 19, 2011, and the merger became effective on that date under Nevada law. Under the Merger provisions, holders of G&M capital stock received El Capitan common stock in exchange for their shares of G&M capital stock. G&M stockholders received an aggregate of approximately 148,127,043 shares of El Capitan common stock in exchange for all of the outstanding shares of G&M capital stock held immediately prior to the effectiveness of the Merger. Each share of G&M common and preferred stock received approximately 1.414156 shares, as rounded to the nearest six (6) decimal places, of El Capitan common stock upon the exchange of G&M stock. G&M stockholders did not receive fractional shares of El Capitan common stock, but instead received one whole share for a fractional share after all of a G&M stockholder’s shares were combined and converted into shares of El Capitan common stock. Most of these El Capitan shares issued have restrictions limiting their transfer during the first 90 days after the Merger, as well as the first year after the Merger. The Company now owns 100% of the Capitan property site and will continue its deployment of business strategies for the sale of the property.

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

The notes receivable acquired in the acquisition bear interest at 6% per annum and mature December 31, 2012. During the year ended September 30, 2011, the Company collected the notes receivable.

Due to insufficient mineral property testing data being available to determine the fair value of the property, for conservative purposes, the fair value of the mineral property was impaired down to its original book value. Management believes the book value of the property is representative of its fair value. During the year ended September 30, 2011, the Company recorded an impairment loss of $176,567,424. The mineral property had a value of $1,879,608 as of September 30, 2011.

The results of this acquisition are included in the consolidated financial statements from the date of acquisition. The following table presents the pro forma statement of expenses obtained by combining the historical consolidated expenses of the Company and G&M for the fiscal years ended September 30, 2010 and 2009, giving effect to the merger as if it occurred on the first day of fiscal year 2010 and 2009.

	Unaudited Pro Forma Combined For the Years Ended September 30,
	2010	2009

Revenues	$–	$–
Net Loss	(1,681,946)	(1,085,562)
Loss per common share – basic and diluted	$(0.01)	$(0.00)
Basic and diluted weighted average of common shares outstanding	239,099,109	236,131,319

The assets of ECL primarily consist of the El Capitan property, an inactive iron and related mineral property located in New Mexico. At September 30, 2011, the property contained four patented claims and 140 unpatented claims encompassing approximately 3,000 acres in the Capitan Mountains in Lincoln County, New Mexico. The property has no proven reserves.

Purchase of Mining Claims from G&M

In August 2003, El Capitan acquired from G&M certain mining claims granted by the United States Bureau of Land Management, buildings and personal property known as the COD property located near Kingman, Arizona. The COD property is an inactive underground mineral property consisting of thirteen mining claims as well as various outbuildings and other associated personal property. In consideration for the purchase, we issued 3,600,000 shares of El Capitan’s common stock to G&M, having a market value on the date of the transaction of approximately $1,440,000. Because the COD property was acquired from El Capitan’s then controlling stockholder in exchange for El Capitan’s common stock, and G&M had no economic monetary basis in the property, the transaction was accounted for as a non-monetary exchange and the COD property was recorded, in accordance with Generally Accepted Accounting Principles (GAAP), at no value on El Capitan’s consolidated financial statements.

Acquisition of Weaver Mining Claims

In July 2004, El Capitan acquired from G&M the Weaver property located near Congress, Arizona. Consideration for this purchase was 3,000,000 shares of our common stock, which had a market value of $400,000 on the closing date. At the time the Weaver property was acquired from a controlling stockholder of El Capitan in exchange for El Capitan’s common stock, G&M had no economic monetary basis in the property. Accordingly, the transaction was accounted for as a non-monetary exchange and the Weaver property was recorded at no value on El Capitan’s consolidated financial statements and was done in accordance with current GAAP.

During the fiscal year ended September 30, 2009, El Capitan sold the Weaver property to a non-affiliated entity for $20,000.

NOTE 3 - RELATED PARTY TRANSACTIONS

Due to Affiliated Company

During the period October 2004 through January 19, 2011, El Capitan made net payments on behalf of G&M aggregating $2,736,851 relating to costs incurred on the El Capitan property site. Pursuant to an agreement with G&M effective October 1, 2004, costs incurred at the El Capitan site are to be split between the companies in accordance with their percentage ownership interest. At that time El Capitan held a 40% equity interest in ECL, and G&M held the remaining 60% equity interest. Beginning August 1, 2010, the Company’s Board of Directors agreed to pay all costs incurred at the El Capitan property site based upon the pending merger of the companies and the completion of the Company’s private placement of securities. Through January 19, 2011, G&M has reimbursed or advanced El Capitan $2,728,851 of the incurred site costs.

No amounts were owed at September 30, 2011 as El Capitan acquired G&M on January 19, 2011, see Note 2. At September 30, 2010, El Capitan owed G&M $28,117.

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

On August 30, 2010, the Company filed a civil complaint against Mr. Pavlich and Mr. Wilson in Clark County, Nevada District Court (File No. A-10-624372-B; Dept. No. XIII). The parties to the lawsuit agreed to mediate the dispute and on February 17, 2011, the parties reached a mutually beneficial confidential Settlement Agreement, which was formalized and signed on March 17, 2011, which fully resolved all employment and business issues between the parties.

Consulting Agreements

Effective May 1, 2009, El Capitan has informal arrangements with two individuals,  of whom are officers and one is also director of El Capitan, pursuant to which such individuals serve as support staff for the functioning of the home office and all related corporate activities and projects.

Effective June 1, 2010, El Capitan amended the aggregate monthly payments with two individuals under the arrangements to $16,667. Effective July 1, 2010, El Capitan made a formal arrangement with an officer of the Company to oversee investor relations at remuneration of $5,000 a month. There are no written agreements with these individuals.

Total administrative consulting fees expensed under these informal agreements for the year ended September 30, 2011, 2010 and 2009 was $260,000, $176,256 and $45,635, respectively.

NOTE 4 – DERIVATIVE FINANCIAL INSTRUMENT

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

On March 17, 2011, in connection with a settlement agreement with two former officers of the Company, the Company agreed to pay $322,500 of the settlement in shares of common stock to be issued in four monthly installments based on the volume weighted average closing price of the Company’s common stock for the twenty days preceding each issuance date of the shares. The Company evaluated the instrument under FASB ASC 815-15 and determined that it is required to be accounted for as a derivative due to the number of shares to be issued in the future not being determinable. The fair market value of the derivative instrument at March 31, 2011 was determined to be $348,022 based upon the closing price of the Company’s common stock on that date. Through September 30, 2011, the share settlement obligation was fulfilled through the issuance of 332,285 common shares and the fair market value of the derivative instrument was determined to be $-0- as of September 30, 2011, resulting in a gain on derivative liability of $7,203 for the year ended September 30, 2011.

The Company values its derivative instruments under FASB ASC 820 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair-value hierarchy are described as follows:

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

There were no assets or liabilities measured under FASB ASC 820 and of September 30, 2011, 2010 or 2009.

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

For the years ended September 30, 2011, 2010 and 2009, rent expense was $-0- , $-0- and $8,384, respectively.

NOTE 6 - INCOME TAXES

El Capitan has incurred no income taxes during the period from July 26, 2002 (inception) through September 30, 2011. The calculated tax deferred benefit at September 30, 2011, 2010 and 2009 is based on a Federal statutory income tax rate of 34% applied to the loss before provision for income taxes.

The following table accounts for the differences between the actual income tax benefit and amounts computed for the years ended September 30:

	2011	2010	2009

Tax (expense) benefit at the federal statutory rate	$647,309	$433,769	$135,671
State tax (expense) benefit	132,698	88,923	27,813
Expiration of state operating losses	(209,208)	(226,006)	(91,555)
Decrease (increase) in valuation allowance	(570,799)	(296,686)	(71,929)
Income tax expense	$–	$–	$–

The components of the deferred tax asset at September 30 were as follows:

	2011	2010	2009

Deferred tax assets	$5,787,539	$5,216,740	$4,920,054
Valuation allowance	(5,787,539)	(5,216,740)	(4,920,054)
Net deferred tax asset after valuation allowance	$–	$–	$–

A valuation allowance has been provided to reduce the net deferred tax asset, as management determined that it is more likely than not that the deferred tax assets will not be realized. The prior year’s net tax benefits have been restated in the current year to reflect presentation in the current year.

At September 30, 2011, El Capitan has net operating loss carry forwards for Federal income tax purposes approximating $15,888,700. These losses expire in varying amounts between September 30, 2023 and September 30, 2031.

At September 30, 2011, El Capitan has net operating loss carry forwards for State income tax purposes approximating $5,538,800. These losses expire in varying amounts between September 30, 2012 and September 30, 2016.

NOTE 7 - 2005 STOCK INCENTIVE PLAN

On June 2, 2005, the Board of Directors adopted El Capitan’s 2005 Stock Incentive Plan which reserved 8,000,000 shares for issuance under the Plan out of the authorized and unissued shares of par value $0.001 common stock of El Capitan. On July 8, 2005, the Board of Directors authorized El Capitan to take the steps necessary to register the Plan shares under a registration statement on Form S-8. On July 19, 2005, the Form S-8 was filed with the SEC for 5,000,000 shares. On October 18, 2007, Form S-8 was filed with the SEC for registering the remaining 3,000,000 shares.  On July 30, 2008, the Board of Directors increased the number of shares of El Capitan’s common stock authorized for issuance under this plan to 16,000,000 shares. On August 21, 2009, Form S-8 was filed with the SEC to register the remaining 8,000,000 shares authorized under the plan. On July 7, 2011, the Board of Directors increased the number of share of El Capitan’s common stock authorized for issuance under this plan to 30,000,000 shares. On October 20, 2011, Form S-8 was filed with the SEC to register the 14,000,000 share increase authorized under the plan.

 At September 30, 2011, the 2005 Stock Incentive Plan has 16,019,469 shares available for grant.

NOTE 8 - STOCKHOLDERS’ EQUITY

Equity Purchase Agreement

On July 11, 2011, the Company entered into an Equity Purchase Agreement (the “Agreement”) with Southridge Partners II, LP (“Southridge”), pursuant to which the Company may from time to time, in its discretion, sell newly-issued shares of its common stock to Southridge for aggregate gross proceeds of up to $5,000,000. Unless terminated earlier, Southridge’s purchase commitment will automatically terminate on the earlier of July 11, 2013 or the date on which aggregate purchases by Southridge under the Agreement total $5,000,000. El Capitan has no obligation to sell any shares under the Agreement. The Agreement may be terminated by the Company at any time. Southridge will have no obligation to purchase shares under the Agreement to the extent that such purchase would cause Southridge to own more the 9.99% of the El Capitan’s common stock.

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

The offering of shares under the Agreement is being made pursuant to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-175038) previously filed with the Securities and Exchange Commission, and a prospectus supplements thereunder. The S-3 Registration Statement utilized a “shelf” registration process. Under this shelf registration process, from time to time, the Company may sell any combination of the securities described in this prospectus in one or more offerings, up to a total dollar amount of $5,000,000. During the year ended September 30, 2011, an aggregate of 738,770 common shares were sold under the agreement for cash proceeds of $500,000 (see “Common Stock” section below).

Common Stock

On July 19, 2011, El Capitan issued 738,770 shares of common stock at $0.68 at per share under the terms Equity Purchase Agreement and received cash proceeds of $500,000.

On July 7, 2011, El Capitan issued 80,000 restricted common shares at $0.80, the closing market price on the date of issuance, pursuant to the terms of the Equity Purchase Agreement. The shares were valued and expensed at $64,000.

During the quarter ended June 30, 2011, El Capitan issued 332,285 shares of S-8 common stock at an aggregate value of $329,015 based upon the closing price on the date of issuances as provided for under the settlement agreement with two former officers of the Company.

On May 13, 2011, El Capitan issued one (1) rounding share of common stock to a G&M stockholder as provided for under the Merger Agreement with G&M.

On February 11, 2011, El Capitan issued 3,000 shares of S-8 common stock pursuant to our 2005 Stock Incentive Plan for outside consulting services valued at $2,940.

On January 20, 2011, El Capitan issued 100,000 shares of S-8 common stock pursuant to our 2005 Stock Incentive Plan for outside consulting services valued at $109,000.

On January 19, 2011, El Capitan issued 148,127,043 shares of common stock valued at $1.20, the closing price on the date of issuance, for a total value of $177,752,452 for the acquisition of Gold and Minerals Company, Inc. A significant portion of the shares were under trading restrictions as provided for in the Merger Agreement and the restrictions are removed quarterly over the twelve months following the merger date.  The Company incurred issuance costs of $32,324 associated with this acquisition.

On January 18, 2011, warrants were exercised for 366,667 shares of common stock at $0.58 per share and the Company received cash proceeds of $212,667.

During the period October 1, 2010, through November 11, 2010, El Capitan issued 44,626 shares of restricted common stock at $0.35 per share for cash proceeds of $15,619. These sales were made pursuant to a private placement of securities under Section 4(2) and Rule 506 promulgated under the Securities Act and without public solicitation. There were no underwriting discounts or commissions paid on these sales of securities.

During the fiscal year ended September 30, 2010, El Capitan issued 4,255,374 shares of restricted common stock at $0.35 per share to eighty-five (85) accredited investors and to twenty-nine (29) non-accredited investors, as the term is defined by SEC Rule 501, in the aggregate amount of $1,489,366. These sales were made pursuant to a private placement of securities under Section 4(2) and Rule 506 promulgated under the Securities Act and without public solicitation. There were no underwriting discounts or commissions paid on these sales of securities.

During fiscal 2010, El Capitan issued 525,000 shares of its S-8 common stock pursuant to its 2005 Stock Incentive Plan for outside consulting services valued at $181,500.

During fiscal 2010, El Capitan issued 1,500,000 shares of its S-8 common stock pursuant to its 2005 Stock Incentive Plan for compensation to its Board of Directors for services valued at $525,000 and 250,000 restricted shares to an officer for a performance bonus valued at $80,000.

During fiscal 2010, El Capitan issued 346,399 shares of its S-8 common stock pursuant to its 2005 Stock Incentive Plan for payment accounts payable and accrued liabilities with an aggregated value of $31,176. The issuance resulted in a gain on the extinguishment of liabilities totaling $2,459 for the year ended September 30, 2010.

During fiscal 2010, El Capitan issued 325,927 shares of its S-8 common stock pursuant to its 2005 Stock Incentive Plan for administrative consulting fees valued at $44,310.

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

During the year ended September 30, 2003, El Capitan issued 35,685,000 shares of common stock to Gold and Minerals Company, Inc., for the purchase of a 40% interest in El Capitan, Ltd., and issued 6,720,000 shares of common stock in connection with the acquisition of DML Services. In addition, El Capitan issued and 525,000 shares of common stock valued at $17,500 for interest expense related to a note payable, issued 150,000 shares of common stock valued at $189,000 for services, issued 2,114,280 shares of common stock valued at $850,000 for compensation, and 3,600,000 shares of common stock to Gold and Minerals Company, Inc. in connection with the purchase of the COD property

During the year ended September 30, 2002, El Capitan issued 3,315,000 common shares at its initial issuance.

Warrants

During fiscal 2008, El Capitan granted 300,000 common stock warrants along with 300,000 common shares for $150,000. The warrants had terms of 2 years and were exercisable at $0.60. The warrants expired during the fiscal year ended September 30, 2010.

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

During the year ended September 30, 2010, 68,364 warrants at an exercise price of $0.50 expired and the Company did not issue any new warrants.

During the year ended September 30, 2011, 500,000 warrants at an exercise price of $0.60 expired and 366,667 warrants at an exercise price of $0.58 were exercised.

During the year ended September 30, 2011, the Company did not issue any warrants.  The following table sets forth certain terms of the Company’s outstanding warrants and exercisable warrants as of September 30, 2011.

The following table summarizes the warrant activity for the years ended September 30, 2011, 2010 and 2009:

	Warrants Outstanding		Warrants Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Balances, September 30, 2008	5,373,364	$0.84	5,373,364	$0.84
Granted	–	–	–	–
Expired/Cancelled	(3,413,333)	(1.02)	(3,413,333)	(1.02)
Exercised	(725,000)	(0.05)	(725,000)	(0.05)
Balances, September 30, 2009	1,235,031	$0.59	1,235,031	$0.59
Granted	–	–	–	–
Expired/Cancelled	(368,364)	(0.58)	(368,364)	(0.58)
Exercised	–	–	–	–
Balances, September 30, 2010	866,667	$0.60	866,667	$0.60
Granted	–	–	–	–
Expired/Cancelled	(500,000)	(0.60)	(500,000)	(0.60)
Exercised	(366,667)	(0.58)	(366,667)	(0.58)
Balances, September 30, 2011	–	$–	–	$–

Options

During fiscal 2007, El Capitan granted employees and directors an aggregate of 4,550,000 options with terms ranging between 3 and 10 years and exercise prices ranging from $0.41 to $1.20. The fair value of the options granted was estimated using the Black-Scholes option pricing model. The assumptions used in the model included the following: the exercise prices noted above, expected terms of 1.50 to 5.75 years (the options qualify as “plain vanilla” options under the provisions of Staff Accounting Bulletin No. 107 (“SAB No. 107”) and, due to limited option exercise data available to El Capitan, the term was estimated pursuant to the provisions of SAB No. 107), expected volatilities ranging from 119.50% to 128.91%,  risk-free interest rates of 4.62% to 5.03%, the market price of El Capitan’s common stock on the grant dates of the options and expected dividend yield of zero. The fair value of these options is being expensed on a straight line basis over their vesting periods. During the years ended September 30, 2009 and 2008, $28,634 and $956,354, respectively, was expensed related to these options.

During fiscal 2008, El Capitan granted employees and directors an aggregate of 4,126,000 options with terms of 10 years and exercise prices ranging from $0.14 to $0.19. The fair value of the options granted was estimated using the Black-Scholes option pricing model. The assumptions used in the model included the following: the exercise prices noted above, expected terms of 5.25 to 5.75 years (the options qualify as “plain vanilla” options under SAB No. 107 and, due to limited option exercise data available to El Capitan, the term was estimated pursuant to the provisions of SAB No. 107), expected volatilities ranging from 110.88% to 117.25%,  risk-free interest rates of 3.45% to 3.62% , the market price of El Capitan’s common stock on the grant dates of the options and expected dividend yield of zero. The fair value of these options is being expensed on a straight line basis over their vesting periods. During the year ended September 30, 2009 and 2008, $205,668 and $145,269, respectively, was expensed related to these options.

During the year ended September 30, 2010, the Company did not grant any options.

During the year ended September, 2010, 450,000 options at an exercise price of $0.70 expired, and 250,000 options previously granted to the former CEO and President of the Company were cancelled due to the original amount granted being granted in excess of the annual amount allowed to any single individual under the 2005 Stock Incentive Plan.

On February 7, 2011, the three Directors of the Company were each awarded a two-year 500,000 share stock option at an exercise price of $1.02 per share. The options vested on April 30, 2011, and have a cashless exercise provision. The fair value of the options was determined to be $745,213, using the Black-Scholes option pricing model, and was expensed as stock-based compensation. The significant assumptions used in the valuation were: the exercise price $1.02, on February 7, 2011, the market value of the Company’s common stock, expected volatility of 123.942%, risk free interest rate of 0.31% and expected dividend yield of zero. The options qualify as “plain vanilla” options under the provisions of SAB No. 107.

During the year ended September 30, 2011, the Company cancelled 1,500,000 options at an exercise price of $0.14 and 100,000 options at an exercise price of $0.56.

The following table summarizes the option activity for the years ended September 30, 2011, 2010 and 2009:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price

Balance, September 30, 2008	6,176,000	$0.30
Vested	–	–
Granted	–	–
Exercised	–	–
Expired/Cancelled	(2,926,000)	$(0.25)
Balance, September 30, 2009	3,250,000	$0.35
Vested	–	–
Granted	–	–
Exercised	–	–
Expired/Cancelled	(700,000)	$(0.50)
Balance, September 30, 2010	2,550,000	$0.31
Vested	–	–
Granted	1,500,000	$1.02
Exercised	–	–
Expired/Cancelled	(1,600,000)	$(0.17)
Balance, September 30, 2011	2,450,000	$0.84

Exercisable at September 30, 2011	2,450,000	$0.84
Exercisable at September 30, 2010	2,550,000	$0.31

The range of exercise prices and the weighted average remaining life of the options outstanding at September 30, 2011 were $0.56 to $1.02 and 2.3 years, respectively. The aggregate intrinsic value of the outstanding options at September 30, 2011 was $-0-.

The range of exercise prices and the weighted average remaining life of the options outstanding at September 30, 2010 were $0.14 to $0.56 and 2.3 years, respectively. The aggregate intrinsic value of the outstanding options at September 30, 2010 was $555,000.

El Capitan has a stock incentive plan under which 30,000,000 shares are reserved and registered for stock and option grants. There were 16,019,469 shares available for grant under the Plan at September 30, 2011, excluding the 2,450,000 options outstanding.

NOTE 9 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        The following tables set forth the consolidated statements of operations for each of our last twelve quarters. This quarterly information is derived from unaudited interim financial statements and has been prepared on the same basis as the annual consolidated financial statements. In management’s opinion, this quarterly information reflects all adjustments necessary for fair presentation of the information for the periods presented. The operating results for any quarter are not indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Fiscal Year 2011:
Total Operating Expenses	$251,947	$1,201,406	$592,112	$176,903,695	$178,949,160
Loss from Operations	(251,947)	(1,201,406)	(592,112)	(176,903,695)	(178,949,160)
Total Other Income (Loss)	384	(13,336)	33,252	7,818	28,118
Net Loss	$(251,563)	$(1,214,742)	$(558,860)	$(176,895,877)	$(178,921,042)
Net Loss Share	$(0.00)	(0.01)	$0.00	$(0.72)	$(0.89)
Weighted Average Shares Outstanding	95,818,434	214,714,259	244,580,999	245,429,223	199,934,079
Fiscal Year 2010:
Total Operating Expenses	$93,518	$68,981	$818,244	$298,506	$1,279,249
Loss from Operations	(93,518)	(68,981)	(818,244)	(298,506)	(1,279,249)
Total Other Income (Loss)	(229)	2,290	52	607	2,720
Net Loss	$(93,747)	$(66,691)	$(818,192)	$(297,899)	$(1,276,529)
Net Loss Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Weighted Average Shares Outstanding	88,650,413	89,221,595	90,881,551	95,095,668	90,972,066
Fiscal Year 2009:
Total Operating Expenses	$404,914	$326,479	$97,534	$124,772	$953,699
Loss from Operations	(404,914)	(326,479)	(97,534)	(124,772)	(953,699)
Total Other Income (Loss)	(580)	(717)	25	1,470	198
Net Loss	$(405,494)	$(327,196)	$(97,509)	$(123,302)	$(953,501)
Net Loss Share	$(0.00)	$(0.00)	$0.00	$(0.00)	$(0.01)
Weighted Average Shares Outstanding	86,865,526	88,452,480	88,460,702	88,482,948	88,004,276

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to September 30, 2011, and through December 29, 2011, El Capitan sold an aggregate of 1,275,119 additional shares to Southridge Partners under the equity purchase agreement for aggregate cash proceeds of $450,000.

On November 1, 2011, pursuant to the 2005 Stock Incentive Plan, the Company granted to a consultant a two-year stock option to purchase 100,000 shares of the Company common stock, at an exercise price of $0.42 per share. The option becomes fully vested upon the execution of an engagement agreement between the Company and specified investment banker or one of its affiliates.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our accountants during the last two fiscal years, and we have not had any material disagreements with our existing accountants during that time.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2011 that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Management conducted an evaluation of the effectiveness, as of September 30, 2011, of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2011.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness, as of September 30, 2011, of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2011 due to a material weakness, as defined by Auditing Standard 5, An Audit of Internal Control Over Financial Reporting That Is Integrated with An Audit of Financial Statements.” The material weakness identified was that the control procedures to ensure the valuation of our mineral property is properly stated have not been designed and implemented. We have designed certain control measures for proper implementation to address this material weakness and will monitor the status of implementation to ensure that these control procedures are operating effectively.

We have subsequently implemented measures to address the material weakness.  For example, we are in the process of formulating a series of specific internal guidelines and corporate governance measures to ensure that the valuation of our mineral property is appropriately communicated internally and in a timely manner to those charged with maintaining our books and records and approved by senior management.

Report of Independent Registered Public Accounting Firm

The effectiveness of El Capitan’s internal control over financial reporting as of September 30, 2011 has been audited by MaloneBailey, LLP, an independent registered public accounting firm who audited El Capitan’s consolidated financial statements as of and for the year ended September 30, 2011, as stated in their report, which is included in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2011, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and directors of the Company as of September 30, 2011.

Name	Age	Position	Director Since

Charles C. Mottley	77	President, Chief Executive Officer, Director	April 21, 2009
Stephen J. Antol	68	Chief Financial Officer
James G. Ricketts	73	Secretary, Director	April 21, 2009
John F. Stapleton	68	Director, Chairman of the Board	April 21,2009

Charles C. Mottley - Mr. Mottley was Chairman of the Board of Gold and Minerals Company, Inc. since February 2009 until the merger into the Company; and was on the Board of Trustees at Hampden-Sydney College from 2007 to May 2011. Mr. Mottley was President and a Director of El Capitan Precious Metals, Inc. from July 2002 to April 2007, when he resigned as president, but continued to serve as a Director until September 2007. He also provided consulting services to our Company from June 2007 to June 2008. Mr. Mottley also served as Chairman and Chief Executive Officer of Gold and Minerals Company, Inc., from 1978 until July 2005, at which time he resigned those positions. He was on the Board of the National Mining Association from 2005 to 2007 and has been employed in the mining industry in various capacities from equipment sales and services to active mining operations for over 36 years. Mr. Mottley is the author of five books and is the founder of the Fatherhood Foundation in Scottsdale, Arizona. Mr. Mottley received a Bachelor of Arts Degree from Hampden-Sydney College in 1958.

Stephen J. Antol - Mr. Antol was our Chief Financial Officer from November 2004 to May 2007. For period May 2007 to May 2009, and from late 1992 through November 2004, Mr. Antol rendered services as a consultant chief financial officer for a number of small and medium-size businesses public and private companies requiring technical expertise on a limited or recurring basis. From 1990 to 1992, Mr. Antol served as Chief Financial Officer of Lou Register Furniture, a fine furniture retailer located in Phoenix, Arizona. From 1987 to 1990, Mr. Antol served as Director of Finance for F.S. Inc. (dba Audio Express and Country House Furniture), a retailer of furniture and stereo equipment in four southwestern states. From 1975 to 1987, Mr. Antol worked for Giant Industries, Inc., an independent refiner and marketer of petroleum products, in such capacities as Corporate Controller and Corporate Treasurer. Mr. Antol also has five years audit and tax experience with two major certified public accounting firms in Phoenix, Arizona. Mr. Antol received a Bachelor of Arts degree from Michigan State University in 1968, and became a licensed Certified Public Accountant in 1970. He no longer practices as a licensed CPA.

James G. Ricketts - Dr. Ricketts was Secretary and a Director of our Company from July 2004 to April 2007 and from April 2009 until the present time has been a Director and Corporate Secretary. In July 2010, Dr. Ricketts was appointed to Director of Public Relations and Shareholder Communications. Prior to his employment with El Capitan Precious Metals, he served as a Director and then Chairman of the Board of a mining company. From 1994 to 2004, he served as the Chairman of the Board and Chief Executive Officer of Technology Systems International, Inc. a high tech company he founded in 1994. He has also served on the boards of several other public companies. During the years of 1983 through 1985, Dr. Ricketts served as a Director of the Arizona Department of Corrections in Phoenix, Arizona. From 1979 to 1983, he served as the Executive Director of the Colorado Department of Corrections in Colorado Springs, Colorado. From 1985 to the present, Dr. Ricketts has been an Expert Witness in major Court cases as well as providing services on a consulting basis in the areas of Management and Security in the prison systems throughout the United States. During his career he has served as Chairman and Director on the Boards of numerous public companies. Dr. Ricketts received a B.S. degree from Ohio Northern University in 1960, his Ph.D. from the Ohio State University in 1971, and a Masters in Education from Bowling Green State University in 1963.

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

Audit Committee; Financial Expert

On July 14, 2010, the Board appointed Mr. John Stapleton as Chairman of the Audit Committee and Mr. James Rickets was also appointed to serve on the Audit Committee. Mr. Stapleton is “independent” under the NASDAQ listing standards and applicable SEC rules. Mr. Stapleton may not be an “audit committee financial expert” as defined by the rules promulgated by the SEC. Mr. Ricketts may not meet prescribed independence standards nor satisfy the criteria for an audit committee financial expert under the rules of the Securities and Exchange Commission. Each Audit Committee member is able to read and understand fundamental financial statements, including our consolidated balance sheet, consolidated statement of expenses and consolidated statement of cash flows. Given the Company’s current lack of capital to engage an “expert,” and the knowledge of the current members of the audit committee, the Company has determined that its current members of the audit committee sufficiently operate and function without an “audit committee financial expert.”

The Audit Committee assists the Board of Directors in fulfilling its responsibility for oversight of the quality and integrity of the accounting, auditing, and reporting practices of the Company, and such other duties as directed by the Board. The Committee’s role includes a particular focus on the qualitative aspects of financial reporting to shareholders, and on the Company’s processes to manage business and financial risk, and for compliance with significant applicable legal, ethical, and regulatory requirements. The Committee is directly responsible for the appointment, compensation, and oversight of the public accounting firm engaged to prepare and issue an audit report on the financial statements of the Company.

We have posted our Audit Committee Charter on our website at www.elcapitanpmi.com.

Code of Ethics for Senior Financial Management

We have adopted a Code of Ethics for Senior Financial Management. The Code of Ethics was filed as Exhibit 99.1 to our Annual Report on Form 10-KSB for the year ended September 30, 2003. A copy of the Code of Ethics will be provided, without charge, to any person requesting it in writing, addressed to the attention of the Corporate Secretary, El Capitan Precious Metals, Inc., 15225 N. 49th Street, Scottsdale, Arizona 85254.

We have posted our Code of Ethics for Senior Financial Management on our website at www.elcapitanpmi.com.

Nominating Committee

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater-than-10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the copies of such forms furnished to us during our fiscal year ending September 30, 2011 and written representations from the executive officers, directors and greater-than-10% beneficial owners of our common stock, all filers known by the Company required to make such filings were in compliance with Section 16(a) for the fiscal year ended September 30, 2011.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to, as of each of the fiscal years ended September 30, 2011, 2010 and 2009, each individual serving as the Company’s principal executive officer, principal financial officer and other highly compensated executive officers as of September 30, 2011.

Name and Principal Position	Fiscal Year	Salary	Option Awards (1)		All Other Compensation (1)		Total Compensation

Charles C. Mottley (2)	2011	$120,000	$248,404	(8)	$–		$368,404
President, Chief Executive Officer,	2010	$88,000	$–		$175,000	(3)	$263,000
Director	2009	$18,000	$–		$–		$18,000

Stephen J. Antol (4)	2011	$80,000	$–		$–		$80,000
Chief Financial Officer	2010	$73,256	$–		$80,000	(5)	$153,256
	2009	$27,635	$–		$–		$27,635

James G. Ricketts (6)	2011	$60,000	$248,404	(8)	$–		$308,404
Secretary, Director	2010	$15,000	$–		$175,000	(3)	$190,000
	2009	$–	$–		$–		$–

John F. Stapleton (7)	2011	$–	$248,405	(8)	$–		$248,405
Director, Chairman of the Board	2010	$–	$–		$175,000	(3)	$175,000
	2009	$–	$–		$–		$–
________________
(1)
Amounts shown reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended September 30, 2010 and 2009 in accordance with FASB ASC 718 for measurement of all stock compensation awards using a fair value method and recognize the related compensation cost in its financial statements. The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option pricing model with utilizing the weighted average assumptions for all grants, expected life of options using the Simplified Method, expected volatility based on historical trends, a risk-free interest rate using the appropriate term U.S. Treasury rate, and a zero percent (0%) dividend yield (see Note 1 to the audited financial statements for the fiscal year ended September 30, 2011, which are included elsewhere in this report).

(2)
Mr. Mottley was appointed to the Board of Directors on April 21, 2009, and was appointed ECPN’s President and Chief Executive Officer on April 30, 2009. Mr. Mottley currently has no employment contract with ECPN. Effective June 1, 2010, the Board of Directors authorized monthly compensation of $10,000 a month for Mr. Mottley’s services as President and Chief Executive Officer.

(3)	Issuance of common stock valued at market price on the date of issuance.
(4)
Mr. Antol was appointed ECPN’s Chief Financial Officer on April 30, 2009. Mr. Antol currently has no employment contract with ECPN. Effective July 1, 2010, the Board of Directors authorized monthly compensation of $6,667 a month for Mr. Antol’s services as Chief Financial Officer.

(5)
Issuance of restricted common stock as a discretionary bonus for performance of professional duties and contributions to the management of the Company and valued at market price on the date of issuance.

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

(7)	Mr. Stapleton was appointed to the Board of Directors and as ECPN’s Chairman of the Board on April 21, 2009. Mr. Stapleton currently has no employment contract with ECPN.
(8)
Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended September 30, 2011 in accordance with FASB ASC 718, of the vesting of 500,000 share options pursuant to a stock option granted to each director on February 7, 2011, to acquire 500,000 shares of the Company’s common stock at an exercise price of $1.02, the fair market value of the Company’s common stock on the date of grant, in consideration services as a director.  The options vested on April 30, 2011.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding each unexercised options held by each of the Company’s named executive officers as of September 30, 2011:

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

Charles C. Mottley	300,000	–	$0.56	7/21/15
	500,000	–	$1.02	2/7/13

Stephen J. Antol	150,000	–	$0.56	7/21/15

James G. Ricketts	200,000	–	$0.56	7/21/15
	500,000	–	$1.02	2/7/13

John F. Stapleton	500,000	–	$1.02	2/7/13
_______________
(1)	All options granted are pursuant to the Company’s 2005 Stock Incentive Plan, as amended.

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

The following table shows the compensation earned by each of the Company’s non-employee directors for the year ended September 30, 2011:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total

John F. Stapleton (1)	$–	$–	$248,405	$248,405
_______________
(1)
Mr. Stapleton was appointed to the Board of Directors and as Chairman of the Board on April 21, 2009.  Mr. Stapleton has agreed to defer Board member compensation until such time as the Company is in a stronger financial position.

Compensation Committee

The Compensation Committee of the Company shall consist of a minimum of two directors, subject to the following. Members of the committee shall be appointed by the Board of Directors and may be removed by the Board of Director in its discretion. All members of this committee shall be independent directors, and shall satisfy the Company’s independence guidelines for members of the Compensation Committee. On November 12, 2009, the Board appointed Mr. James Ricketts as Chairman of the Compensation Committee and Mr. John Stapleton was also appointed to serve on the Compensation Committee.

The purpose of the Committee shall be to carry out the Board of Directors’ overall responsibility relating to executive compensation.

We have posted our Compensation Committee Charter on our website at www.elcapitanpmi.com.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 29, 2011, certain information regarding beneficial ownership of our common stock according to the information supplied to us, that were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Charles C. Mottley 15225 N. 49th Street Scottsdale, Arizona 85254	16,741,985 (2)	6.8%

John F. Stapleton 15225 N. 49th Street Scottsdale, Arizona 85254	4,995,980 (3)	2.0%

James G. Ricketts 15225 N. 49th Street Scottsdale, Arizona 85254	12,943,260 (4)	5.3%

Stephen J. Antol 15225 N. 49th Street Scottsdale, Arizona 85254	5,999,798 (5)	2.4%

All Officers and Directors as a Group (4 Persons)	40,681,023	16.5%
______________
(1)
Applicable percentage of ownership is based on 246,857,580 shares of common stock outstanding as of December 29, 2011, together with securities exercisable or convertible into shares of common stock within sixty (60) days of December 14, 2011, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants exercisable or convertible into shares of common stock that are currently exercisable or exercisable within sixty (60) days of December 31, 2011, are deemed to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Mr. Mottley is President, Chief Executive Officer and a Director of the Company.  Includes (i) vested options to purchase 300,000 shares of common stock at an exercise price of $0.56 per share, (ii) vested options to purchase 500,000 shares of common stock at an exercise price of $1.02 per share and (iii) 10,000 shares of common stock held by spouse.

(3)	Mr. Stapleton is the Chairman of the Board of the Company. Includes vested options to purchase 500,000 shares of common stock at an exercise price of $1.02 per share.
(4)
Mr. Ricketts is Director of Public Relations and Shareholder Communications, Secretary and a Director of the Company.  Includes (i) vested options to purchase 200,000 shares of common stock at an exercise price of $0.56 per share and (ii) vested options to purchase 500,000 shares of common stock at an exercise price of $1.02 per share.

(5)
Mr. Antol is the Chief Financial Officer of the Company.  Includes vested options to purchase (i) 150,000 shares of common stock at an exercise price of $0.56 per share, and (ii) 125,000 shares of common stock held by spouse.

2005 Stock Incentive Plan Information

The following table sets forth, as of September 30, 2011, (i) the number of securities to be issued upon the exercise of outstanding options, warrants and rights issued under our equity compensation plans, (ii) the weighted-average exercise price of such options, warrants and rights, and (iii) the number of securities remaining available for future issuance under our equity compensation plans (excluding those securities set forth in Item (i)).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding (a)) (c)

Equity compensation plans approved by security holders	–	–	–
Equity compensation plans not approved by security holders	2,450,000	$0.84	16,280,913	(1)
Total	2,450,000	$0.84	16,280,913
______________
(1)
The Company has registered 261,444 shares on Form S-8 on June 14, 2004, outside of the 2005 Stock Incentive Plan. Shares have been and may be issued from time to time to certain employees and consultants as compensation for services rendered to the Company and may be issued outside or as part of the Plan. In the event of an issuance of common stock in lieu of compensation, the number of shares to be issued and the price of the stock at issuance will be determined by the Board of Directors.

All outstanding options identified above are governed by the terms of the Company’s 2005 Stock Incentive Plan.  Our 2005 Stock Incentive Plan authorizes the granting of stock-based awards to purchase up to 30,000,000 shares of our common stock, all of which have been registered with the SEC. Under the 2005 Plan, our Board of Directors or a committee of two or more non-employee directors designated by our board administers the 2005 Plan. As such, the board or compensation committee, as applicable, has the power to grant awards, to determine when and to whom awards will be granted, the form of each award, the amount of each award, and any other terms or conditions of each award consistent with the terms of the 2005 Plan. Awards may be made to employees, directors and consultants of the Company and our subsidiaries. The types of awards that may be granted under the 2005 Plan include incentive and non-statutory stock options, stock appreciation rights, stock awards, restricted stock, and performance shares. Each award agreement will specify the number and type of award, together with any other terms and conditions as determined by the Board of Directors or committee in its sole discretion.

In the event of a sale or merger of the company, the Board of Directors or applicable committee may take any action with respect to outstanding awards that it deems equitable, including providing for the assumption or substitution of outstanding awards, or the acceleration or termination of unvested awards. The Board of Directors may amend or discontinue the 2005 Plan at any time.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships

In addition to the stock options issued to the directors and officers of the Company set forth above, on June 28, 2010, the Company and G&M entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MergerCo, a Nevada corporation and wholly owned subsidiary of the Company. Pursuant to the Merger Agreement, on January 19, 2011, MergerCo merged with and into G&M, and G&M continues as the surviving corporation and a wholly owned subsidiary of the Company (the “Merger”). As a result of the Merger, the holders of G&M capital stock received Company common stock in exchange for their shares of G&M capital stock.  Pursuant to the Merger Agreement, the officers and directors of the Company received certain Company common stock in exchange for their respective ownership interests in G&M prior to the Merger as described below:

Name (1)	Number of Company Shares Issued as Result of Merger	Approximate Dollar Value of Company Shares Issued (2)

Charles C. Mottley	11,720,994	$14,065,193
John F. Stapleton	2,545,480	$3,054,576
James G. Ricketts	9,015,244	$10,818,292
Stephen J. Antol	4,383,884	$5,260,661
______________
(1)		Each of the respective positions of the individuals listed is included in Item 10 of the Annual Report.
(2)		Based upon the closing price of $1.20 per share of the Company’s common stock on January 19, 2011, the date of the consummation of the Merger.

Prior to the Merger, Charles C. Mottley was the Chairman of the Board of Directors of G&M, and Stephen J. Antol was the Treasurer and Chief Financial Officer of G&M. Under the terms of the Merger Agreement, the directors and officers of MergerCo immediately prior to the effective time of the Merger became the respective directors and officers of G&M.  Each of Charles C. Mottley and Stephen J. Antol, as the officers and directors of MergerCo, became the officers and directors of G&M as a result of the Merger.

A further description of the merger transaction is set forth in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2011.

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

The Board of Directors as a whole serves as the nominating committee. Mr. Mottley, the Company’s Chief Executive Officer, and Mr. Ricketts, the Company’s Secretary, both of whom serves as Directors, are not considered independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees billed to the Company by MaloneBailey, LLP in relation to the audits and quarterly reviews of the Company for the fiscal years ended September 30, 2011 and 2010:

	Year Ended September 30, 2011	Year Ended September 30, 2010

Audit Fees (1)	$89,000	$47,000
Audit-Related Fees (2)	$–	$–
Tax Fees (3)	$–	$–
______________
(1)
Audit Fees. Audit fees include fees for professional services performed for the audit of our annual consolidated financial statements, review of quarterly consolidated financial statements included in our SEC filings, and assistance and issuance of consents associated with other SEC filings.

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

The audit committee of the Board of Directors has reviewed the services provided by MaloneBailey, LLP during the fiscal year ended September 30, 2011 and the amounts billed for such services, and after consideration, has determined that the receipt of these fees by MaloneBailey, LLP is compatible with the provision of independent audit services. The audit committee has discussed these services and fees with MaloneBailey, LLP and Company management to determine that they are appropriate under the rules and regulations concerning auditor independence promulgated by the U.S. Securities and Exchange Commission to implement the Sarbanes-Oxley Act of 2002, as well as under guidelines of the American Institute of Certified Public Accountants.

Pre-Approval Policy

The audit committee charter provides that all audit and non-audit accounting services that are permitted to be performed by the Company’s independent registered public accounting firm under applicable rules and regulations must be pre-approved by the audit committee or by designated independent members of the audit committee, other than with respect to de minimis exceptions permitted under Section 202 of the Sarbanes-Oxley Act of 2002. All services performed by MaloneBailey during the fiscal  years ending September 30, 2011 and 2010 have been pre-approved in accordance with the charter.

Prior to or as soon as practicable following the beginning of each fiscal year, a description of audit, audit-related, tax, and other services expected to be performed by the independent registered public accounting firm in the following fiscal year will be presented to the audit committee for approval. Following such approval, any requests for audit, audit-related, tax, and other services not presented and pre-approved must be submitted to the audit committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant specific pre-approval between meetings, as necessary, may be delegated to one or more members of the audit committee who are independent directors. In the event such authority is so delegated, the full audit committee must be updated at the next regularly scheduled meeting with respect to any services that were granted specific pre-approval by delegation. During the fiscal year ending September 30, 2011, the audit committee has functioned in conformance with these procedures.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

2.1
Agreement and Plan of Merger between the Company, Gold and Minerals Company, Inc. and MergerCo, dated June 28, 2010 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 7, 2010).

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form S-4 Registration Statement #333-170281 filed on November 2, 2010).
3.2	Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form S-4 Registration Statement #333-170281 filed on November 2, 2010).
4.1	Rights Agreement between the Company and OTR, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 4, 2006).
10.1
Equity Purchase Agreement dated July 11, 2011 between El Capitan Precious Metals, Inc. and Southridge Partners II, LP.(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 12, 2011).

10.2	2005 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 Registration Statement #333-177417 filed on October 20, 2011).
23.1*	Consent of Clyde L. Smith, Ph.D.
23.2*	Consent of MaloneBailey, LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document**
101.SCH*	XBRL Extension Schema Document**
101.CAL*	XBRL Extension Calculation Linkbase Document**
101.DEF*	XBRL Extension Definition Linkbase Document**
101.LAB*	XBRL Extension Labels Linkbase Document**
101.PRE*	XBRL Extension Presentation Linkbase Document**
__________________
*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Financial Statement Schedules

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EL CAPITAN PRECIOUS METALS, INC.

Date: December 29, 2011	By:	/s/ Charles C. Mottley
Charles C. Mottley
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Charles C. Mottley	Chief Executive Officer, Director	December 29, 2011
Charles C. Mottley	(Principal Executive Officer)

/s/ Stephen J. Antol	Chief Financial Officer	December 29, 2011
Stephen J. Antol	(Principal Financial and Accounting Officer)

/s/ James G. Ricketts	Secretary, Director	December 29, 2011
James G. Ricketts

/s/ John F. Stapleton	Chairman of the Board, Director	December 29, 2011
John F. Stapleton