Form 10-Q
period 2011-12-31
EL CAPITAN PRECIOUS METALS INC
filed 2012-02-09
CIK 1135202

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  247,187,945 shares of common stock, par value $0.001, of the issuer were issued and outstanding as of February 9, 2012.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Consolidated Balance Sheets – December 31, 2011 and September 30, 2011 (Unaudited)	3
	Consolidated Statements of Expenses – Three months ended December 31, 2011 and 2010 and for the period from July 26, 2002 (inception) through December 31, 2011 (Unaudited)	4
	Consolidated Statement of Stockholders’ Equity (Deficit) – period from July 26, 2002 (inception) through December 31, 2011 (Unaudited)	5
	Consolidated Statements of Cash Flows – Three months ended December 31, 2011 and 2010 and for the period from July 26, 2002 (inception) through December 31, 2011 (Unaudited)	9
	Notes to the Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Mine Safety Disclosures	18
Item 5.	Other Information	18
Item 6.	Exhibits	18

SIGNATURES		20

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2011	2011

ASSETS
CURRENT ASSETS:
Cash	$353,358	$319,939
Prepaid expenses	82,543	35,389
Total Current Assets	435,901	355,328

Furniture and equipment net of accumulated depreciation of $34,889 and $34,197, respectively	3,015	3,707
Mineral property	1,879,608	1,879,608
Deposits	22,440	22,440
Total Assets	$2,340,964	$2,261,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$102,023	$111,406
Accrued liabilities	50,700	54,141
Total Current Liabilities	152,723	165,547

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.001 par value; 300,000,000 shares authorized; 246,857,580 and 245,582,461 issued and outstanding, respectively	246,857	245,582
Additional paid-in capital	200,471,531	200,010,493
Deficit accumulated during the exploration stage	(198,530,147)	(198,160,539)
Total Stockholders’ Equity	2,188,241	2,095,536
Total Liabilities and Stockholders’ Equity	$2,340,964	$2,261,083

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES
(Unaudited)

	Three Months Ended December 31,		July 26, 2002 (Inception) Through December 31,
	2011	2010	2011

OPERATING EXPENSES:
Professional fees	$1,595	$7,925	$3,504,874
Officer compensation expense	–	–	2,863,833
Administrative consulting fees	65,000	65,000	2,235,766
Management fees, related party	–	–	320,500
Legal and accounting fees	50,900	55,050	1,752,247
Exploration expenses	197,937	86,452	3,197,403
Warrant and option expenses	12,313	–	4,901,044
Other general and administrative	41,924	37,520	1,663,663
Write-off of accounts payable and accrued interest	–	–	(63,364)
Loss on impairment of mineral property	–	–	176,567,424
Loss on asset dispositions	–	–	34,733
Total Operating Expenses	369,669	251,947	196,978,123

LOSS FROM OPERATIONS	(369,669)	(251,947)	(196,978,123)

OTHER INCOME (EXPENSE):
Interest income	61	384	39,309
Other income	–	–	18,632
Forgiveness of debt	–	–	115,214
Interest expense:
Related parties	–	–	(68,806)
Other	–	–	(308,740)
Gain (loss) on extinguishment of liabilities	–	–	(222,748)
Gain on derivative instrument liability	–	–	7,203
Accretion of notes payable discounts	–	–	(1,132,088)
Total Other Income (Expense)	61	384	(1,552,024)

NET LOSS	$(369,608)	$(251,563)	$(198,530,147)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	245,970,992	95,818,434

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
July 26, 2002 (Inception) through December 31, 2011
(Unaudited)

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total

Initial Issuance of Common Stock	3,315,000	$3,315	$–	$(3,306)	$–	$9
Net loss	–	–	–	–	(21,577)	(21,577)
Balances at September 30, 2002 (Unaudited)	3,315,000	$3,315	$–	$(3,306)	$(21,577)	$(21,568)

Acquisition of DML Services on March 17, 2003	6,720,000	6,720	–	(56,720)	–	(50,000)
Common stock and warrants issued for services	150,000	150	–	188,850	–	189,000
Common stock issued for compensation	2,114,280	2,115	–	847,885	–	850,000
Common stock issued for interest expense related to a note payable	525,000	525	–	16,975	–	17,500
Issuance of common stock to Gold and Minerals Company, Inc. in connection with purchase of interests in assets of El Capitan, Ltd. in November 2002	35,685,000	35,685	–	(35,663)	–	22
Issuance of common stock to Gold and Minerals Company, Inc. in connection with purchase of COD property in August 2003	3,600,000	3,600	–	(3,600)	–	–
Net loss	–	–	–	–	(1,561,669)	(1,561,669)
Balances at September 30, 2003 (Unaudited)	52,109,280	$52,110	$–	$954,421	$(1,583,246)	$(576,715)

Beneficial conversion of notes payable	–	–	–	75,000	–	75,000
Common stock issued for acquisition of Weaver property interest in July 2004	3,000,000	3,000	–	(3,000)	–	–
Common stock issued for compensation	3,650,164	3,650	–	516,350	–	520,000
Common stock issued for notes payable	1,827,938	1,827	–	381,173	–	383,000
Common stock issued for services and expenses	2,082,234	2,083	–	393,682	–	395,765
Costs associated with warrants and options issued	–	–	–	108,000	–	108,000
Stock subscriptions	–	–	50,000	–	–	50,000
Net loss	–	–	–	–	(1,314,320)	(1,314,320)
Balances at September 30, 2004 (Unaudited)	62,669,616	$62,670	$50,000	$2,425,626	$(2,897,566)	$(359,270)
(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
July 26, 2002 (Inception) through December 31, 2011 (Continued)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total

Beneficial conversion of notes payable	–	–	–	21,635	–	21,635
Common stock issued for notes payable	383,576	384	–	153,042	–	153,426
Common stock issued for services	2,290,557	2,290	–	1,254,245	–	1,256,535
Common stock sold in private placement	3,865,000	3,865	–	1,785,272	–	1,789,137
Costs associated with warrants and options issued	–	–	–	149,004	–	149,004
Discounts on issuance of notes payable	–	–	–	113,448	–	113,448
Subscribed stock issued	200,000	200	(50,000)	49,800	–	–
Net loss	–	–	–	–	(3,244,841)	(3,244,841)
Balances at September 30, 2005 (Unaudited)	69,408,749	$69,409	$–	$5,952,072	$(6,142,407)	$(120,926)

Beneficial conversion of notes payable	–	–	–	128,572	–	128,572
Common stock issued for compensation	364,912	364	–	286,772	–	287,136
Common stock issued for exercise of options and warrants	498,825	499	–	256,251	–	256,750
Common stock issued for notes payable	2,124,726	2,125	–	1,147,875	–	1,150,000
Common stock issued for services	310,000	310	–	274,690	–	275,000
Common stock sold in private placement	2,189,697	2,190	–	1,158,775	–	1,160,965
Costs associated with warrants and options issued	–	–	–	163,750	–	163,750
Discounts on issuance of convertible notes payable	–	–	–	1,018,640	–	1,018,640
Provision for deferred income tax related to a timing difference on debt discount	–	–	–	(80,322)	–	(80,322)
Net loss	–	–	–	–	(4,041,802)	(4,041,802)
Balances at September 30, 2006 (Unaudited)	74,896,909	$74,897	$–	$10,307,075	$(10,184,209)	$197,763
(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
July 26, 2002 (Inception) through December 31, 2011 (Continued)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total

Common stock issued for compensation	966,994	968	–	604,583	–	605,551
Common stock issued for exercise of options and warrants	2,258,000	2,258	–	1,121,742	–	1,124,000
Common stock issued for notes payable	1,500,000	1,500	–	748,500	–	750,000
Common stock issued for services	80,216	81	–	52,325	–	52,406
Common stock sold in private placement	50,000	50	–	24,950	–	25,000
Costs associated with warrants and options issued	–	–	–	2,249,475	–	2,249,475
Reverse provision for deferred income tax related to a timing difference on debt discount	–	–	–	80,322	–	80,322
Net loss	–	–	–	–	(4,437,775)	(4,437,775)
Balances at September 30, 2007	79,752,119	$79,754	$–	$15,188,972	$(14,621,984)	$646,742

Common stock issued for compensation	1,637,356	1,637	–	358,774	–	360,411
Common stock issued for exercise of options and warrants	1,257,500	1,257	–	176,568	–	177,825
Common stock issued for exercise of cashless warrants	12,000	12	–	(12)	–	–
Common stock issued for services	3,213,150	3,212	–	662,035	–	665,247
Common stock sold in private placement	300,000	300	–	149,700	–	150,000
Costs associated with warrants and options issued	–	–	–	1,156,590	–	1,156,590
Net loss	–	–	–	–	(2,387,483)	(2,387,483)
Balances at September 30, 2008	86,172,125	$86,172	$–	$17,692,627	$(17,009,467)	$769,332

Common stock issued for compensation	562,500	563	–	44,437	–	45,000
Common stock issued for exercise of options and warrants	725,000	725	–	35,525	–	36,250
Common stock issued for services	1,127,744	1,127	–	95,205	–	96,332
Costs associated with warrants and options issued	–	–	–	249,759	–	249,759
Net loss	–	–	–	–	(953,501)	(953,501)
Balances at September 30, 2009	88,587,369	$88,587	$–	$18,117,553	$(17,962,968)	$243,172
(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
July 26, 2002 (Inception) through December 31, 2011 (Continued)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total

Common stock issued for compensation	2,075,927	2,076	–	647,234	–	649,310
Common stock issued for services	525,000	525	–	180,975	–	181,500
Common stock sold in private placement	4,255,374	4,255	–	1,485,111	–	1,489,366
Conversion of accounts payable and accrued liabilities to equity	346,399	347	–	30,829	–	31,176
Net loss	–	–	–	–	(1,276,529)	(1,276,529)
Balances at September 30, 2010	95,790,069	$95,790	$–	$20,461,702	$(19,239,497)	$1,317,995

Common stock issued for services	183,000	183	–	175,757	–	175,940
Common stock issued for the acquisition of Gold and Minerals Company, Inc.	148,127,043	148,127	–	177,604,325	–	177,752,452
Common stock issued for exercise of warrants	366,667	367	–	212,300	–	212,667
Common stock issued under settlement agreement	332,285	332	–	328,683	–	329,015
Common stock sold in private placement	783,396	783	–	514,836	–	515,619
Costs associated with options	–	–	–	745,213	–	745,213
Merger rounding share issued	1	–	–	1	–	1
Stock issuance costs for the acquisition	–	–	–	(32,324)	–	(32,324)
Net loss	–	–	–	–	(178,921,042)	(178,921,042)
Balances at September 30, 2011	245,582,461	$245,582	$–	$200,010,493	$(198,160,539)	$2,095,536

Common stock sold in private placement	1,275,119	1,275	–	448,725	–	450,000
Costs associated with options	–	–	–	12,313	–	12,313
Net loss	–	–	–	–	(369,608)	(369,608)
Balances at December 31, 2011 (Unaudited)	$246,857,580	$246,857	$–	$200,471,531	$(198,530,147)	$2,188,241

The accompanying notes are an integral part of these consolidated financial statements.

 EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,		July 26, 2002 (Inception) Through December 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(369,608)	$(251,563)	$(198,530.147)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Warrant and option expense	12,313	–	4,834,104
Beneficial conversion feature of notes payable	–	–	225,207
Non-cash expense with affiliate	–	–	7,801
Stock-based compensation	–	–	6,605,133
Non-cash merger related costs	–	–	1
Accretion of discounts on notes payable	–	–	1,132,088
(Gain) loss on sale of fixed assets	–	–	34,733
Gain on derivative instruments liability	–	–	(7,203)
Loss on impairment of mineral property	–	–	176,567,424
Write-off accounts payable and accrued interest	–	–	(63,364)
Forgiveness of debt	–	–	(115,214)
Gain on conversion of debt	–	–	(2,459)
Provision for uncollectible note receivable	–	–	62,500
Non-cash litigation settlement	–	–	214,642
Depreciation	692	1,432	80,288
Changes in operating assets and liabilities:
Miscellaneous receivable	–	–	4,863
Interest receivable	–	–	(13,611)
Prepaid expenses and other current assets	(47,154)	12,057	(80,816)
Advances on behalf of affiliated company	–	(28,117)	(562,990)
Accounts payable	(9,383)	(36,753)	111,443
Accounts payable - related party	–	–	364
Accrued liabilities	(3,441)	(30,980)	271,006
Interest payable, other	–	–	49,750
Net Cash (Used in) Operating Activities	(416,581)	(333,924)	(9,174,457)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property interest	–	–	(100,000)
Purchase of furniture and equipment	–	–	(148,740)
Proceeds from sale of fixed assets	–	–	32,001
Deposits	–	–	(22,440)
Issuance of notes receivable	–	–	(249,430)
Payments received on notes receivable	–	–	129,450
Cash received in acquisition of Gold and Minerals Company, Inc.	–	–	89,902
Costs associated with acquisition share issuance	–	–	(32,324)
Cash paid in connection with acquisition of DML Services, Inc.	–	–	(50,000)
Net Cash (Used in) Investing Activities	–	–	(351,581)
(Continued)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

 EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended December 31,		July 26, 2002 (Inception) Through December 31,
	2011	2010	2011

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	450,000	15,619	5,911,591
Costs associated with the sale of stock	–	–	(19,363)
Proceeds from notes payable, related parties	–	–	219,900
Proceeds from warrant exercise	–	–	1,550,742
Proceeds from notes payable, other	–	–	2,322,300
Increase in finance contracts	–	–	117,479
Repayment of notes payable, related parties	–	–	(61,900)
Payments on finance contracts	–	–	(117,479)
Repayment of notes payable, other	–	–	(43,874)
Net Cash Provided Financing Activities	450,000	15,619	9,879,396

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,419	(318,305)	353,358

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	319,939	955,023	–

CASH AND CASH EQUIVALENTS, END OF PERIOD	$353,358	$636,718	$353,358

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$–	$–	$172,917
Cash paid for income taxes	–	–	–

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets disposed for accrued liabilities	$–	$–	$1,991
Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of interest in El Capitan, Ltd.	–	–	8
Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of the COD property	–	–	3,600
Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of the Weaver property	–	–	3,000
Net non-cash advances from affiliated company	–	–	562,990
Notes payable and accrued interest converted to equity	–	–	2,495,544
Accounts payable and accrued liabilities converted to equity	–	–	31,176
Issuance of common stock to former Company officers under a settlement	–	–	329,015
Issuance of common stock to Gold and Minerals Company, Inc. stockholders in connection with the merger of Gold and Minerals Company, Inc.	–	–	177,752,452

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
 (An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of El Capitan Precious Metals, Inc. (“El Capitan” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending September 30, 2012, or for any subsequent period. These interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2011, included in the Company’s Annual Report on Form 10-K, filed December 29, 2011. The consolidated balance sheet at September 30, 2011, has been derived from the audited financial statements included in the 2011 Annual Report.

Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2011 as reported in the Form 10-K have been omitted. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

New Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

NOTE 2 – MINERAL PROPERTY COSTS

Mineral property exploration costs are expensed as incurred until such time as economic reserves are quantified. To date El Capitan has not established any proven or probable reserves on its mineral properties. The Company has capitalized $1,879,608 of mineral property acquisition costs reflecting its investment in the El Capitan site as of December 31, 2011.

NOTE 3 – STOCKHOLDERS’ EQUITY

Equity Purchase Agreement

On July 11, 2011, the Company entered into an Equity Purchase Agreement (the “Agreement”) with Southridge Partners II, LP (“Southridge”), pursuant to which the Company may from time to time, in its discretion, sell newly-issued shares of its common stock to Southridge for aggregate gross proceeds of up to $5,000,000. Unless terminated earlier, Southridge’s purchase commitment will automatically terminate on the earlier of July 11, 2013 or the date on which aggregate purchases of shares of common stock by Southridge under the Agreement total $5,000,000. El Capitan has no obligation to sell any shares under the Agreement. The Agreement may be terminated by the Company at any time. Southridge will have no obligation to purchase shares under the Agreement to the extent that such purchase would cause Southridge to own more the 9.99% of the El Capitan’s common stock.

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

As of December 31, 2011 the Company has received aggregate proceeds of $950,000 under the Agreement and $100,000 subsequent to December 31, 2011. The Company has remaining options to sell to Southridge $3,950,000 in shares of common stock of the Company under the Agreement.

Issuances of Common Stock, Warrants and Options

Common Stock

During the quarter ended December 31, 2011, El Capitan issued 1,275,119 shares of common stock at prices ranging from $0.421 to $0.281 per share under the terms of Equity Purchase Agreement and received cash proceeds of $450,000.

Warrants

During the three months ended December 31, 2011, the Company did not issue any warrants.  There were no warrants outstanding as of September 30, 2011 or December 31, 2011.

Options

On November 1, 2011, pursuant to the 2005 Stock Incentive Plan, the Company granted to a consultant a two-year stock option to purchase 100,000 shares of the Company common stock, at an exercise price of $0.42 per share. The option becomes fully vested upon the execution of an engagement agreement between the Company and specified investment banker or one of its affiliates. The fair value of the options was determined to be $24,627, using the Black-Scholes option pricing model, and $12,313 was expensed as stock-based compensation during the quarter ending December 31, 2011. The significant assumptions used in the valuation were: the exercise price $0.42, on November 1, 2011, the market value of the Company’s common stock, expected volatility of 115.379%, risk free interest rate of 0.23%, expected term of  2 years and expected dividend yield of zero.

The following table sets forth certain terms of the Company’s outstanding options and exercisable options for the three months ended December 31, 2011:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Balance, September 30, 2011	2,450,000	$ 0.84	2,450,000	$ 0.84
Granted	100,000	$ 0.42	–	–
Exercised	–	–	–	–
Expired/Cancelled	–	–	–	–
Balance, December 31, 2011	2,550,000	$ .0.83	2,450,000	$ 0.84

Weighted average contractual life in years	2.05		2.06

Aggregate intrinsic value	$0		$0

The intrinsic value of each option or warrant share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money.” Aggregate intrinsic value represents the pretax value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.39 closing stock price of the Company’s common stock on December 31, 2011, and there were options in-the-money on the date of measurement. The intrinsic value amounts change based on the market price of the Company’s stock.

The Company has a 2005 Stock Incentive Plan under which 30,000,000 shares are reserved and registered for stock and option grants. There were 15,919,460 shares available for grant under the Plan at December 31, 2011, excluding the 2,550,000 options outstanding.

NOTE 4 – SUBSEQUENT EVENTS

Subsequent to December 31, 2011, and through February 9, 2012, El Capitan sold an aggregate of 330,365 shares to Southridge Partners under the Equity Purchase Agreement for aggregate cash proceeds of $100,000.

On January 31, 2012, the Company engaged Houlihan Lokey Capital, Inc. to act as its exclusive financial advisor to assist the Company in evaluating potential strategic alternatives related to the approximately 3,000 acre property located near Capitan, New Mexico, including the potential sale of the property.

On January 31, 2012, pursuant to the 2005 Stock Incentive Plan, the Company granted to a director of our board a two-year vested stock option to purchase 500,000 shares of the Company’s common stock, at an exercise price of $0.38 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim consolidated financial statements and related notes which are included in Item 1 of this Quarterly Report on Form 10-Q, and with our audited financial statements and the “Risk Factors” section included in our Form 10-K for the year ended September 30, 2011, filed with the U.S Securities and Exchange Commission on December 29, 2011.

Cautionary Statement on Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain certain “forward-looking” statements as such term is defined by the Securities and Exchange Commission in its rules, regulations and releases, which represent the registrant’s expectations or beliefs, including but not limited to, statements concerning the registrant’s operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “might,” “plan,” “predict” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the registrant’s control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, governmental regulation, managing and maintaining growth, the operations of the Company and its subsidiaries, volatility of stock price, commercial viability of any mineral deposits and any other factors discussed in this and other registrant filings with the Securities and Exchange Commission.  The Company does not intend or undertake to update the information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate.

Company Overview

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

Financial Condition, Liquidity and Capital Resources

Historically we have relied on equity and debt financings to finance our ongoing operations.  To continue our exploration, metallurgical and recovery program efforts on the El Capitan project and continue our business strategies for our fiscal year 2012, on July 11, 2011, we entered into an Equity Purchase Agreement (the “Agreement”), with Southridge Partners II, LP (“Southridge”). The term of the Agreement is two years, and can be terminated by the Company at any time.  The Agreement permits the Company to sell newly-issued shares of our common stock for aggregate proceeds of up to $5,000,000.  We have no obligation to sell any shares under the Agreement. The shares to be sold under the Agreement will be made pursuant to our effective registration statement on Form S-3 filed with the Securities and Exchange Commission.  As of February 9, 2012, we have sold Southridge shares of common stock for aggregate proceeds of $1,050,000 and have a remaining option to sell to Southridge $3,950,000 in shares of common stock of the Company under the Agreement.  The Company expects that the proceeds received from the Agreement will permit the Company to continue its development of the El Capitan property to sell to or enter into a joint venture with a producing mining company.

We expect that the Agreement will provide the Company with adequate funding to sustain its planned operations and provide a source of funds for the final phases of our business plan strategy. At this time the Company plans to utilize the funds for the finalization of the recovery process project for the El Capitan deposit, complete any additional exploration and metallurgical efforts that may be required on the El Capitan project, necessary corporate personnel and general and administrative operating costs and expenses to be incurred in the marketing of the El Capitan site.

As of December 31 2011, we had cash on hand of $353,358, and an accumulated deficit of $198,530,147. Based upon our budgeted burn rate we currently have operating capital for approximately five months, excluding any cash that would be received by the Company upon the sale of its shares of common stock under the terms of the Agreement. If management’s plans are not successful, operations and liquidity may be adversely impacted.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

Revenues

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until our property is sold or a joint venture is entered into for development and deployment of the El Capitan site. There is no guarantee that we will achieve proven commercially viable recovery of precious metals at the El Capitan site.

Expenses and Net Loss

Our operating expenses increased $117,722 from $251,947 for the three months ended December 31, 2010 to $369,669 for the three months ended December 31, 2011. The increase is mainly attributable to an increase in exploration expenses aggregating $111,485; non-cash warrant and option expense of $12,313 and increased other general and administrative of $4,404. These increases were offset by decreases in professional fees of $6,330 and legal and accounting fees of $4,150.

The increase in exploration expenses resulted from increased assay tests on our precious metals recovery project and increased time spent on this project by our outside mine consultants. The increase in other general and administrative is mainly attributable increased costs incurred in business/shareholder relations of $7,905; monthly meetings of our board of directors aggregating $6,869; web site design and maintenance of $9,035 and $3,875 in director and officer insurance. These increases were offset by decreases in transfer agent fees of $15,537, which were mainly related to proxy statement costs; $3,325 in filing fees related to the S-4 Registration Statement and decreased supplies and repair costs of $1,051.

Our net loss for the three months ended December 31, 2011 increased to $369,608 from a net loss of $251,563 incurred for the comparable three month period ended December 31, 2010. The increase in net loss of $118,045 for the current period is attributable to the aforementioned net increases in operating expenses.

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

We currently are continuing to have geological and metallurgical work performed on samples from our site and developing and finalizing an economically feasible precious metals recovery process for our El Capitan ore.

Off-Balance Sheet Arrangements

During the three months ended December 31, 2011, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies

Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Note 1, “Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended September 30, 2011, describe our significant accounting policies which are reviewed by management on a regular basis

New Accounting Pronouncements

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

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any material pending legal proceedings, and to the best of our knowledge, no such proceedings by or against the Company have been threatened.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the year ended September 30, 2011, filed with the U.S. Securities and Exchange Commission on December 29, 2011, in addition to the other information included in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time prior to investing in our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description

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

10.2
Equity Purchase Agreement dated July 11, 2011 between the Company and Southridge Partners II, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 12, 2011).

(Continued)

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document**
101.SCH*	XBRL Extension Schema Document**
101.CAL*	XBRL Extension Calculation Linkbase Document**
101.DEF*	XBRL Extension Definition Linkbase Document**
101.LAB*	XBRL Extension Labels Linkbase Document**
101.PRE*	XBRL Extension Presentation Linkbase Document**
__________________
*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EL CAPITAN PRECIOUS METALS, INC.

Dated: February 9, 2012	By:	/s/ Charles C. Mottley
Charles C. Mottley Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: February 9, 2012	By:	/s/ Stephen J. Antol
Stephen J. Antol Chief Financial Officer (Principal Financial Officer)