Form 10-Q
period 2012-03-31
EL CAPITAN PRECIOUS METALS INC
filed 2012-05-10
CIK 1135202

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number:  333-56262
(Exact name of registrant as specified in its charter)

Nevada	88-0482413
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

15225 North 49th Street Scottsdale, AZ	85254
(Address of principal executive offices)	(Zip Code)

  (602) 595-4997
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  248,996,067 shares of common stock, par value $0.001, of the issuer were issued and outstanding as of May 9, 2012.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Consolidated Balance Sheets – March 31, 2012 and September 30, 2011 (Unaudited)	3
	Consolidated Statements of Expenses – Three and six months ended March 31, 2012 and 2011 and for the period from July 26, 2002 (inception) through March 31, 2012 (Unaudited)	4
	Consolidated Statement of Stockholders’ Equity (Deficit) – period from July 26, 2002 (inception) through March 31, 2012 (Unaudited)	5
	Consolidated Statements of Cash Flows – Six months ended March 31, 2012 and 2011 and for the period from July 26, 2002 (inception) through March 31, 2012 (Unaudited)	9
	Notes to the Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Mine Safety Disclosures	18
Item 5.	Other Information	18
Item 6.	Exhibits	18

SIGNATURES		20

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,
	2012	2011

ASSETS

CURRENT ASSETS:
Cash	$178,401	$319,939
Prepaid expenses	47,430	35,389
Total Current Assets	225,831	355,328

Furniture and equipment net of accumulated depreciation of $35,431 and $34,197, respectively	3,732	3,707
Mineral property	1,879,608	1,879,608
Deposits	22,440	22,440
Total Assets	$2,131,611	$2,261,083

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$145,233	$111,406
Accrued liabilities	31,200	54,141
Total Current Liabilities	176,433	165,547

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.001 par value; 300,000,000 shares authorized; 247,830,664 and 245,582,461 issued and outstanding, respectively	247,831	245,582
Additional paid-in capital	200,846,247	200,010,493
Deficit accumulated during the exploration stage	(199,138,900)	(198,160,539)
Total Stockholders’ Equity	1,955,178	2,095,536
Total Liabilities and Stockholders’ Equity	$2,131,611	$2,261,083

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,		Period From July 26, 2002 (Inception) Through March 31,
	2012	2011	2012	2011	2012

OPERATING EXPENSES:
Professional fees	$135,521	$32,884	$137,116	$40,809	$3,640,395
Officer compensation expense	–	–	–	–	2,863,833
Administrative consulting fees	75,000	62,500	140,000	127,500	2,310,766
Management fees, related party	–	–	–	–	320,500
Legal and accounting fees	65,737	122,530	116,637	177,580	1,817,984
Exploration expenses	155,505	176,998	353,442	263,450	3,352,908
Warrant, option and stock compensation expenses	125,690	572,585	138,003	572,585	5,026,735
Other general and administrative	51,355	240,909	93,279	278,429	1,715,017
Write-off of accounts payable and accrued interest	–	(7,000)	–	(7,000)	(63,364)
Loss on impairment of mineral property	–	–	–	–	176,567,424
Loss on asset dispositions	–	–	–	–	34,733
Total Operating Expenses	608,808	1,201,406	978,477	1,453,353	197,586,931

LOSS FROM OPERATIONS	(608,808)	(1,201,406)	(978,477)	(1,453,353)	(197,586,931)

OTHER INCOME (EXPENSE):
Interest income	55	968	116	1,352	39,364
Other income	–	(2,500)	–	(2,500)	18,632
Forgiveness of debt	–	–	–	–	115,214
Interest expense:
Related parties	–	–	–	–	(68,806)
Other	–	–	–	–	(308,740)
(Loss) on extinguishment of liabilities	–	–	–	–	(222,748)
(Loss) Gain on derivative instrument liability	–	(11,804)	–	(11,804)	7,203
Accretion of notes payable discounts	–	–	–	–	(1,132,088)
Total Other Income (Expense)	55	(13,336)	116	(12,952)	(1,551,969)

NET LOSS	$(608,753)	$(1,214,742)	$(978,361)	$(1,466,305)	$(199,138,900)

Net loss per common share, basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	247,610,100	214,714,259	246,610,100	154,613,073

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
July 26, 2002 (Inception) through March 31, 2012
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
July 26, 2002 (Inception) through March 31, 2012 (Continued)
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
July 26, 2002 (Inception) through March 31, 2012 (Continued)
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

EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
July 26, 2002 (Inception) through March 31, 2012 (Continued)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total

Common stock issued for compensation	2,075,927	2,076	–	647,234	–	649,310
Common stock issued for services	525,000	525	–	180,975	–	181,500
Common stock sold in private placement	4,255,374	4,255	–	1,485,111	–	1,489,366
Conversion of accounts payable and accrued liabilities to equity	346,399	347	–	30,829	–	31,176
Net loss	–	–	–	–	(1,276,529)	(1,276,529)
Balances at September 30, 2010	95,790,069	$95,790	$–	$20,461,702	$(19,239,497)	$1,317,995

Common stock issued for services	183,000	183	–	175,757	–	175,940
Common stock issued for the acquisition of Gold and Minerals Company, Inc.	148,127,043	148,127	–	177,604,325	–	177,752,452
Common stock issued for exercise of warrants	366,667	367	–	212,300	–	212,667
Common stock issued under settlement agreement	332,285	332	–	328,683	–	329,015
Common stock sold in private placement	783,396	783	–	514,836	–	515,619
Costs associated with options	–	–	–	745,213	–	745,213
Merger rounding share issued	1	–	–	1	–	1
Stock issuance costs for the acquisition	–	–	–	(32,324)	–	(32,324)
Net loss	–	–	–	–	(178,921,042)	(178,921,042)
Balances at September 30, 2011	245,582,461	$245,582	$–	$200,010,493	$(198,160,539)	$2,095,536

Common stock issued for services	100,000	100	–	32,900	–	33,000
Common stock sold in private placement	2,148,203	2,149	–	697,851	–	700,000
Costs associated with options	–	–	–	105,003	–	105,003
Net loss	–	–	–	–	(978,361)	(978,361)
Balances at March 31, 2012 (Unaudited)	$247,830,664	$247,831	$–	$200,846,247	$(199,138,900)	$1,955,178

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,		July 26, 2002 (Inception) Through March 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(978,361)	$(1,466,305)	$(199,138,900)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Warrant and option expense	105,003	569,645	4,926,794
Beneficial conversion feature of notes payable	–	–	225,207
Non-cash expense with affiliate	–	–	7,801
Stock-based compensation	33,000	111,940	6,638,133
Non-cash merger related costs	–	–	1
Accretion of discounts on notes payable	–	–	1,132,088
(Gain) loss on sale of fixed assets	–	–	34,733
Loss (Gain) on derivative instruments liability	–	11,804	(7,203)
Loss on impairment of mineral property	–	–	176,567,424
Write-off accounts payable and accrued interest	–	(7,000)	(63,364)
Forgiveness of debt	–	–	(115,214)
(Gain) on conversion of debt	–	–	(2,459)
Provision for uncollectible note receivable	–	–	62,500
Non-cash litigation settlement	–	214,642	214,642
Depreciation	1,835	3,505	81,431
Changes in operating assets and liabilities:
Miscellaneous receivable	–	(2,862)	4,863
Interest receivable	–	–	(13,611)
Prepaid expenses and other current assets	(12,041)	35,833	(45,703)
Advances on behalf of affiliated company	–	(28,117)	(562,990)
Accounts payable	33,827	(42,120)	154,653
Accounts payable - related party	–	–	364
Accrued liabilities	(22,941)	(248,412)	251,506
Interest payable, other	–	–	49,750
Net Cash (Used in) Operating Activities	(839,678)	(847,447)	(9,597,554)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property interest	–	–	(100,000)
Purchase of furniture and equipment	(1,860)	(600)	(150,600)
Proceeds from sale of fixed assets	–	–	32,001
Deposits	–	–	(22,440)
Issuance of notes receivable	–	–	(249,430)
Payments received on notes receivable	–	–	129,450
Cash received in acquisition of Gold and Minerals Company, Inc.	–	89,902	89,902
Costs associated with acquisition share issuance	–	(32,324)	(32,324)
Cash paid in connection with acquisition of DML Services, Inc.	–	–	(50,000)
Net Cash (Used in) Provided by Investing Activities	(1,860)	56,978	(353,441)
(Continued)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 EL CAPITAN PRECIOUS METALS, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended March 31,		July 26, 2002 (Inception) Through March 31,
	2012	2011	2012

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	700,000	15,619	6,161,591
Costs associated with the sale of stock	–	–	(19,363)
Proceeds from notes payable, related parties	–	–	219,900
Proceeds from warrant exercise	–	212,667	1,550,742
Proceeds from notes payable, other	–	–	2,322,300
Increase in finance contracts	–	–	117,479
Repayment of notes payable, related parties	–	–	(61,900)
Payments on finance contracts	–	–	(117,479)
Repayment of notes payable, other	–	–	(43,874)
Net Cash Provided by Financing Activities	700,000	228,286	10,129,396

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(141,538)	(562,183)	178,401

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	319,939	955,023	–

CASH AND CASH EQUIVALENTS, END OF PERIOD	$178,401	$392,840	$178,401

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$–	$–	$172,917
Cash paid for income taxes	–	–	–

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets disposed for accrued liabilities	$–	$–	$1,991
Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of interest in El Capitan, Ltd.	–	–	8
Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of the COD property	–	–	3,600
Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of the Weaver property	–	–	3,000
Net non-cash advances from affiliated company	–	–	562,990
Notes payable and accrued interest converted to equity	–	–	2,495,544
Accounts payable and accrued liabilities converted to equity	–	–	31,176
Issuance of common stock to former Company officers under a settlement	–	–	329,015
Issuance of common stock to Gold and Minerals Company, Inc. stockholders in connection with the merger of Gold and Minerals Company, Inc.	–	177,752,452	177,752,452

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.
 (An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of El Capitan Precious Metals, Inc. (“El Capitan” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending September 30, 2012, or for any subsequent period. These interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2011, included in the Company’s Annual Report on Form 10-K, filed December 29, 2011 and Form 10-K/A filed February 24, 2012. The consolidated balance sheet at September 30, 2011, has been derived from the audited financial statements included in the 2011 Annual Report.

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

NOTE 2 – MINERAL PROPERTY COSTS

Mineral property exploration costs are expensed as incurred until such time as economic reserves are quantified. To date El Capitan has not established any proven or probable reserves on its mineral properties. The Company has capitalized $1,879,608 of mineral property acquisition costs reflecting its investment in the El Capitan site as of March 31, 2012.

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

As of March 31 2012, the Company has received aggregate proceeds of $1,200,000 under the Agreement and $200,000 subsequent to March 31, 2012. As of May 9, 2012, the Company has remaining options to sell to Southridge $3,600,000 in shares of common stock of the Company under the Agreement.

Issuances of Common Stock, Warrants and Options

Common Stock

During the quarter ended March 31, 2012, El Capitan issued 873,084 shares of common stock at prices ranging from $0.337 to $0.213 per share under the terms of Equity Purchase Agreement and received cash proceeds of $250,000.

On March 6, 2012, the Company issued 100,000 shares of S-8 common stock pursuant to our 2005 Stock Incentive Plan for outside consulting services valued at $33,000, the value of the closing price of the stock on the date of issuance.

During the quarter ended December 31, 2011, El Capitan issued 1,275,119 shares of common stock at prices ranging from $0.421 to $0.281 per share under the terms of Equity Purchase Agreement and received cash proceeds of $450,000.

Warrants

During the six months ended March 31, 2012, the Company did not issue any warrants.  There were no warrants outstanding as of September 30, 2011 or March 31, 2012.

Options

On January 31, 2012, pursuant to the 2005 Stock Incentive Plan, the Company granted to the chairman of the board of directors a two-year stock option to purchase 500,000 shares of the Company common stock, which vested immediately, at an exercise price of $0.38 per share. The fair value of the options was determined to be $80,375, using the Black-Scholes option pricing model and was expensed as stock-based compensation during the quarter ending March 31, 2012. The significant assumptions used in the valuation were: the exercise price $0.38, on January 31, 2012, the market value of the Company’s common stock, expected volatility of 111.377%, risk free interest rate of 0.22%, expected term of one year and expected dividend yield of zero.

On November 1, 2011, pursuant to the 2005 Stock Incentive Plan, the Company granted to a consultant a two-year stock option to purchase 100,000 shares of the Company common stock, at an exercise price of $0.42 per share. The option becomes fully vested upon the execution of an engagement agreement between the Company and specified investment banker or one of its affiliates that occurred on January 31, 2012. The fair value of the options was determined to be $24,628, using the Black-Scholes option pricing model, and $12,313 was expensed as stock-based compensation during the quarter ending December 31, 2011 and $12,315 was expensed in the quarter ended March 31, 2012. The significant assumptions used in the valuation were: the exercise price $0.42, on November 1, 2011, the market value of the Company’s common stock, expected volatility of 115.379%, risk free interest rate of 0.23%, expected term of two years and expected dividend yield of zero.

The following table sets forth certain terms of the Company’s outstanding options and exercisable options for the six months ended March 31, 2012:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Balance, September 30, 2011	2,450,000	$ 0.84	2,450,000	$ 0.84
Granted	600,000	$ 0.39	600,000	$ 0.39
Exercised	–	–	–	–
Expired/Cancelled	–	–	–	–
Balance, March 31, 2012	3,050,000	$ .0.75	3,050,000	$ 0.75

Weighted average contractual life in years	1.8		1.8

Aggregate intrinsic value	$0		$0

The intrinsic value of each option or warrant share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money.” Aggregate intrinsic value represents the pretax value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.27 closing stock price of the Company’s common stock on March 31, 2012, and there were options in-the-money on the date of measurement. The intrinsic value amounts change based on the market price of the Company’s stock.

The Company has a 2005 Stock Incentive Plan under which 30,000,000 shares are reserved and registered for stock and option grants. There were 15,419,460 shares available for grant under the Plan at March 31, 2012, excluding the 3,050,000 options outstanding.

NOTE 4 – SUBSEQUENT EVENTS

Subsequent to March 31, 2012, and through May 10, 2012, El Capitan sold an aggregate of 945,403 shares to Southridge Partners under the Equity Purchase Agreement for aggregate cash proceeds of $200,000.

On March 2, 2012, the Company signed a six (6) month consulting contract for outside services to be provided in the area of financial public relations. The contract calls for a total of 300,000 shares of S-8 common stock, reserved for issuance under our 2005 Stock Incentive Plan, to be delivered to the consultant at 100,000 shares each month for the first three months of the contract. On March 6 and on April 16, 2012, the Company issued 100,000 shares of S-8 common stock in accordance with the contract terms valued at $33,000 and $25,000, respectively, the value of the shares on the date of issuances.

On May 2, 2012, the Company signed a one year consulting contract for outside services for assistance in the area of financial controls. Pursuant to the terms of the contract, on May 2, 2012, the Company issued 120,000 shares of S-8 common stock valued at $27,840, the value of the shares on the date of issuance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim consolidated financial statements and related notes which are included in Item 1 of this Quarterly Report on Form 10-Q, and with our audited financial statements and the “Risk Factors” section included in our Form 10-K for the year ended September 30, 2011, filed with the U.S. Securities and Exchange Commission on December 29, 2011, as amended in our Form 10-K/A filed on February 24, 2012.

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

Company Overview

We are an exploration stage company that has owned interests in several properties located in the southwestern United States in the past. We are principally engaged in the exploration of precious metals and other minerals. At this time, we are not engaged in any revenue-producing operations. We are considered an exploration stage company under the SEC criteria since we have not yet demonstrated the existence of proven or probable reserves at our El Capitan property located in the Capitan Mountains, near the city of Capitan, in southwest New Mexico.  As a result, and in accordance with accounting principles generally accepted in the United States for exploration stage companies, all expenditures for exploration and evaluation of our properties are expensed as incurred.

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

Financial Condition, Liquidity and Capital Resources

Historically we have relied on equity and debt financings to finance our ongoing operations.  To continue our exploration, metallurgical and recovery program efforts on the El Capitan project and continue our business strategies for our fiscal year 2012, on July 11, 2011, we entered into an Equity Purchase Agreement (the “Agreement”) with Southridge Partners II, LP (“Southridge”). The term of the Agreement is two years, and can be terminated by the Company at any time.  The Agreement permits the Company to sell newly-issued shares of our common stock for aggregate proceeds of up to $5,000,000.  We have no obligation to sell any shares under the Agreement. The shares to be sold under the Agreement will be made pursuant to our effective registration statement on Form S-3 filed with the Securities and Exchange Commission.  As of May 10, 2012, we have sold Southridge shares of common stock for aggregate proceeds of $1,400,000 and have the right, subject to certain conditions, to sell to Southridge $3,600,000 in shares of common stock of the Company under the Agreement.  A further description of the Agreement is set forth in Note 3 of the Notes to Consolidated Financial Statements – “Equity Purchase Agreement.” The Company expects that the proceeds received from the Agreement will permit the Company to continue its business strategy of preparing to present the El Capitan property to sell to or enter into a joint venture with a producing mining company with the assistance of the Company’s investment banker.

We expect that the Agreement will provide the Company with adequate funding to sustain its planned operations and provide a source of funds for the final phases of our business plan strategy. At this time, the Company plans to utilize the funds to finalize the recovery process demonstration project for the El Capitan deposit, complete any additional exploration and metallurgical efforts that may be required on the El Capitan project (no further exploration plans exist at this time) and pay for necessary corporate personnel and general and administrative operating costs and expenses to be incurred in the marketing of the El Capitan property.

As of March 31 2012, we had cash on hand of $178,401 and an accumulated deficit of $199,138,900. Based upon our budgeted burn rate we currently have operating capital for approximately 1.7 months, excluding any cash that would be received by the Company upon the sale of its shares of common stock under the terms of the Agreement. If management’s plans are not successful, operations and liquidity may be adversely impacted.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until our property is sold or a joint venture is entered into for development and deployment of the El Capitan property. There is no guarantee that we will achieve proven commercially viable recovery of precious metals at the El Capitan site.

Expenses and Net Loss

Our operating expenses decreased $592,598 from $1,201,406 for the three months ended March 31, 2011 to $608,808 for the three months ended March 31, 2012. The decrease is mainly attributable to decreases in exploration expenses aggregating $21,493; non-cash warrant and option expense of $446,895; legal and accounting of $56,763 and other general and administrative of $189,554. These decreases were offset mainly by increases in professional fees of $102,637.

The decrease in exploration expenses resulted from decreased research on the precious metals recovery project by outside firms and decreased time incurred on this project by our outside mine consultants. The decrease in accounting and legal is a result of the merger related costs that were incurred in the prior year. The decrease in other general and administrative is mainly attributable costs incurred in the prior year of settlement costs with two former officers. The increase in professional fees is directly related to investment banker activities.

Our net loss for the three months ended March 31, 2012 decreased to $608,753 from a net loss of $1,214,742 incurred for the comparable three month period ended March 31, 2011. The decrease in net loss of $605,989 for the current period is attributable to the aforementioned net decrease in operating expenses and no current period loss on a derivative instrument liability.

Six Months Ended March 31, 2012 Compared to Six Months Ended March 31, 2011

Revenues

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until our property is sold or a joint venture is entered into for development and deployment of the El Capitan property. There is no guarantee that we will achieve proven commercially viable recovery of precious metals at the El Capitan property.

Expenses and Net Loss

Our operating expenses decreased $474,876 from $1,453,353 for the six months ended March 31, 2011 to $978,477 for the six months ended March 31, 2012. The decrease is mainly attributable to decreases in legal and accounting aggregating $60,943; non-cash warrant and option expense of $434,582 and other general and administrative of $185,150. These decreases were offset mainly by increases in professional fees of $96,307, exploration costs of $89,992 and administrative consulting fees of $12,500.

The decrease in accounting and legal is a result of the costs related to our merger with Gold and Minerals Company, Inc. that were incurred in the prior year. The decrease in other general and administrative is mainly attributable costs incurred in the prior year of settlement costs with two former officers. The increase in professional fees is directly related to investment banker activities. The increase in exploration expenses resulted from increased time incurred by our outside mine consultants in preparing documentation for an investment bank presentation and supervising final testing procedures on the extraction process for the El Capitan property ore.

Our net loss for the six months ended March 31, 2012 decreased to $978,361 from a net loss of $1,466,305 incurred for the comparable six month period ended March 31, 2011. The decrease in net loss of $487,944 for the current period is attributable to the aforementioned net decrease in operating expenses and no current period loss on a derivative instrument liability.

Factors Affecting Future Operating Results

We have generated no significant revenues, other than interest income, since inception. As a result, we have only a limited operating history upon which to evaluate our future potential performance. Our potential must be considered by evaluation of all risks and difficulties encountered by exploration companies which have not yet established business operations.

The price of gold and other precious metals has experienced an increase in value over the past three years. Any significant drop in the price of gold, other precious metals or iron ore prices may have a materially adverse effect on our ability to market the sale of the El Capitan property site for a competitive price, or the future results of our potential operations unless we are able to offset such a price drop by substantially decreased estimated costs of extraction of production if involved in a joint venture.

We currently are continuing to have geological and metallurgical work performed on samples from our site and with our outside independent  quality control person developing the demonstration process for precious metals recovery with chain-of- custody ore from the El Capitan property, which will used by our investment banker in marketing the El Capitan property for sale.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2012, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

Contractual Obligations

As of March 31, 2012, we had no contractual obligations (including long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations and other long-term liabilities reflected on our balance sheet under GAAP) that are expected to have an adverse effect on our liquidity and cash flows in future periods.

Critical Accounting Policies

Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Note 1, “Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended September 30, 2011 (as amended by our Annual Report on Form 10-K/A), describe our significant accounting policies which are reviewed by management on a regular basis.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any material pending legal proceedings, and to the best of our knowledge, no such proceedings by or against the Company have been threatened.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the year ended September 30, 2011, filed with the U.S. Securities and Exchange Commission on December 29, 2011, as amended by our Annual Report on Form 10-K/A, filed on February 24, 2012, in addition to the other information included in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time prior to investing in our common stock.

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

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form S-4 Registration Statement #333-170281 filed on November 2, 2010).
3.2	Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form S-4 Registration Statement #333-170281 filed on November 2, 2010).
4.1	Rights Agreement dated August 25, 2011 between the Company and OTR, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on August 31, 2011).
10.1
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EL CAPITAN PRECIOUS METALS, INC.

Dated: May 10, 2012	By:	/s/ Charles C. Mottley
Charles C. Mottley Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: May 10, 2012	By:	/s/ John F. Stapleton
John F. Stapleton Chief Financial Officer and Director (Principal Financial Officer)