Form 10-Q
period 2012-06-30
EL CAPITAN PRECIOUS METALS INC
filed 2012-08-08
CIK 1135202

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 250,403,222 shares of common stock, par value $0.001, of the issuer were issued and outstanding as of August 8, 2012.

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Consolidated Balance Sheets – June 30, 2012 and September 30, 2011 (Unaudited)	3
	Consolidated Statements of Expenses – Three and nine months ended June 30, 2012 and 2011 and for the period from July 26, 2002 (inception) through June 30, 2012 (Unaudited)	4
	Consolidated Statement of Stockholders’ Equity (Deficit) – September 30, 2010 through June 30, 2012 (Unaudited)	5
	Consolidated Statements of Cash Flows – Nine months ended June 30, 2012 and 2011 and for the period from July 26, 2002 (inception) through June 30, 2012 (Unaudited)	6
	Notes to the Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Mine Safety Disclosures	17
Item 5.	Other Information	17
Item 6.	Exhibits	17

SIGNATURES		19

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

 EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2012	2011

ASSETS

CURRENT ASSETS:
Cash	$182,748	$319,939
Prepaid expenses	36,293	35,389
Total Current Assets	219,041	355,328

Furniture and equipment net of accumulated depreciation of $36,625 and $34,197, respectively	2,539	3,707
Mineral property	1,879,608	1,879,608
Deposits	22,440	22,440
Total Assets	$2,123,628	$2,261,083

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$132,865	$111,406
Accrued liabilities	45,700	54,141
Total Current Liabilities	178,565	165,547

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.001 par value; 300,000,000 shares authorized; 249,931,571 and 245,582,461 issued and outstanding, respectively	249,932	245,582
Additional paid-in capital	201,273,946	200,010,493
Deficit accumulated during the exploration stage	(199,578,815)	(198,160,539)
Total Stockholders’ Equity	1,945,063	2,095,536
Total Liabilities and Stockholders’ Equity	$2,123,628	$2,261,083

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,		Period From July 26, 2002 (Inception) Through June 30,
	2012	2011	2012	2011	2012

OPERATING EXPENSES:
Professional fees	$137,982	$34,400	$317,133	$75,209	$3,820,412
Officer compensation expense	–	–	–	–	2,863,833
Administrative consulting fees	65,000	65,000	205,000	192,500	2,375,766
Management fees, related party	–	–	–	–	320,500
Legal and accounting fees	35,305	23,876	151,942	201,456	1,853,289
Exploration expenses	148,275	92,219	501,717	355,669	3,501,183
Other general and administrative	53,406	376,617	242,653	1,227,631	6,753,123
Write-off of accounts payable and accrued interest	–	–	–	(7,000)	(63,364)
Loss on impairment of mineral property	–	–	–	–	176,567,424
Loss on asset dispositions	–	–	–	–	34,733
Total Operating Expenses	439,968	592,112	1,418,445	2,045,465	198,026,899

LOSS FROM OPERATIONS	(439,968)	(592,112)	(1,418,445)	(2,045,465)	(198,026,899)

OTHER INCOME (EXPENSE):
Interest income	53	671	169	2,023	39,417
Other income	–	13,574	–	11,074	18,632
Forgiveness of debt	–	–	–	–	115,214
Interest expense:
Related parties	–	–	–	–	(68,806)
Other	–	–	–	–	(308,740)
Loss on extinguishment of liabilities	–	–	–	–	(222,748)
Gain on derivative instrument liability	–	19,007	–	7,203	7,203
Accretion of notes payable discounts	–	–	–	–	(1,132,088)
Total Other Income (Expense)	53	33,252	169	20,300	(1,551,916)

NET LOSS	$(439,915)	$(558,860)	$(1,418,276)	$(2,025,165)	$(199,578,815)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	249,121,239	244,580,999	247,444,091	184,602,381

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

September 30, 2010 through June 30, 2012

(Unaudited)

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total

Balances at September 30, 2010	95,790,069	$95,790	$–	$20,461,702	$(19,239,497)	$1,317,995

Common stock issued for services	183,000	183	–	175,757	–	175,940
Common stock issued for the acquisition of Gold and Minerals Company, Inc.	148,127,043	148,127	–	177,604,325	–	177,752,452
Common stock issued for exercise of warrants	366,667	367	–	212,300	–	212,667
Common stock issued under settlement agreement	332,285	332	–	328,683	–	329,015
Common stock sold in private placement	783,396	783	–	514,836	–	515,619
Costs associated with options	–	–	–	745,213	–	745,213
Gold and Minerals Company, Inc. merger rounding shares	1	–	–	1	–	1
Stock issuance costs for the acquisition	–	–	–	(32,324)	–	(32,324)
Net loss	–	–	–	–	(178,921,042)	(178,921,042)
Balances at September 30, 2011	245,582,461	$245,582	$–	$200,010,493	$(198,160,539)	$2,095,536

Common stock issued for services	420,000	420	–	112,380	–	112,800
Common stock sold in private placement	3,908,915	3,910	–	1,046,090	–	1,050,000
Costs associated with options	–	–	–	105,003	–	105,003
Gold and Minerals Company, Inc. merger rounding shares	20,195	20	–	(20)	–	–
Net loss	–	–	–	–	(1,418,276)	(1,418,276)
Balances at June 30, 2012	$249,931,571	$249,932	$–	$201,273,946	$(199,578,815)	$1,945,063

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,		July 26, 2002 (Inception) Through June 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,418,276)	$(2,025,165)	$(199,578,815)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Warrant and option expense	105,003	892,085	4,926,794
Beneficial conversion feature of notes payable	–	–	225,207
Non-cash expense with affiliate	–	–	7,801
Stock-based compensation	112,800	111,940	6,717,933
Non-cash merger related costs	–	1	1
Accretion of discounts on notes payable	–	–	1,132,088
Loss on sale of fixed assets	–	–	34,733
(Gain) on derivative instruments liability	–	(7,203)	(7,203)
Loss on impairment of mineral property	–	–	176,567,424
Write-off accounts payable and accrued interest	–	(7,000)	(63,364)
Forgiveness of debt	–	–	(115,214)
(Gain) on conversion of debt	–	–	(2,459)
Provision for uncollectible note receivable	–	–	62,500
Non-cash litigation settlement	–	214,642	214,642
Depreciation	3,028	4,229	82,624
Changes in operating assets and liabilities:
Miscellaneous receivable	–	(1,583)	4,863
Interest receivable	–	–	(13,611)
Prepaid expenses and other current assets	(904)	23,636	(34,566)
Advances on behalf of affiliated company	–	(28,117)	(562,990)
Accounts payable	21,459	(49,224)	142,285
Accounts payable - related party	–	–	364
Accrued liabilities	(8,441)	(259,303)	266,006
Interest payable, other	–	–	49,750
Net Cash Used in Operating Activities	(1,185,331)	(1,131,062)	(9,943,207)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property interest	–	–	(100,000)
Purchase of furniture and equipment	(1,860)	(600)	(150,600)
Proceeds from sale of fixed assets	–	–	32,001
Deposits	–	–	(22,440)
Issuance of notes receivable	–	–	(249,430)
Payments received on notes receivable	–	37,500	129,450
Cash received in acquisition of Gold and Minerals Company, Inc.	–	89,902	89,902
Costs associated with acquisition share issuance	–	(32,324)	(32,324)
Cash paid in connection with acquisition of DML Services, Inc.	–	–	(50,000)
Net Cash (Used in) Provided by Investing Activities	(1,860)	94,478	(353,441)

 (Continued)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Nine Months Ended June 30,		July 26, 2002 (Inception) Through June 30,
	2012	2011	2012

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	1,050,000	15,619	6,511,591
Costs associated with the sale of stock	–	–	(19,363)
Proceeds from notes payable, related parties	–	–	219,900
Proceeds from warrant exercise	–	212,667	1,550,742
Proceeds from notes payable, other	–	–	2,322,300
Increase in finance contracts	–	–	117,479
Repayment of notes payable, related parties	–	–	(61,900)
Payments on finance contracts	–	–	(117,479)
Repayment of notes payable, other	–	–	(43,874)
Net Cash Provided by Financing Activities	1,050,000	228,286	10,479,396

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(137,191)	(808,298)	182,748

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	319,939	955,023	–

CASH AND CASH EQUIVALENTS, END OF PERIOD	$182,748	$146,725	$182,748

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$–	$–	$172,917
Cash paid for income taxes	–	–	–

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets disposed for accrued liabilities	$–	$–	$1,991
Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of interest in El Capitan, Ltd.	–	–	8
Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of the COD property	–	–	3,600
Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of the Weaver property	–	–	3,000
Net non-cash advances from affiliated company	–	–	562,990
Notes payable and accrued interest converted to equity	–	–	2,495,544
Accounts payable and accrued liabilities converted to equity	–	–	31,176
Issuance of common stock to former Company officers under a settlement	–	329,015	329,015
Issuance of common stock to Gold and Minerals Company, Inc. stockholders in connection with the merger of Gold and Minerals Company, Inc.	–	177,752,452	177,752,452

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

NOTE 2 – MINERAL PROPERTY COSTS

Mineral property exploration costs are expensed as incurred until such time as economic reserves are quantified. To date El Capitan has not established any proven or probable reserves on its mineral properties. The Company has capitalized $1,879,608 of mineral property acquisition costs reflecting its investment in the El Capitan site as of June 30, 2012.

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

As of June 30, 2012, the Company has received aggregate proceeds of $1,550,000 ($1,050,000 during the nine months ended June 30, 2012) under the Agreement and $100,000 subsequent to June 30, 2012. As of August 8, 2012, the Company has remaining options to sell to Southridge $3,350,000 in shares of common stock of the Company under the Agreement.

Issuances of Common Stock, Warrants and Options

Common Stock

During the quarter ended June 30, 2012, the Company recorded a rounding share variance of 20,195 on the conversion of the Gold and Minerals, Inc. stock into the Company’s common stock due to the rounding up provision in the Merger Agreement.

During the quarter ended June 30, 2012, El Capitan issued 1,760,712 shares of common stock at prices ranging from $0.252 to $0.17 per share under the terms of Equity Purchase Agreement and received cash proceeds of $350,000.

On May 8, 2012, the Company issued 100,000 shares of S-8 common stock pursuant to our 2005 Stock Incentive Plan for outside consulting services valued at $26,000, the value of the closing price of the stock on the date of issuance.

On May 3, 2012, the Company issued 120,000 shares of S-8 common stock pursuant to our 2005 Stock Incentive Plan for outside consulting services valued at $28,800, the value of the closing price of the stock on the date of issuance.

On April 16, 2012, the Company issued 100,000 shares of S-8 common stock pursuant to our 2005 Stock Incentive Plan for outside consulting services valued at $25,000, the value of the closing price of the stock on the date of issuance.

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

Warrants

During the nine months ended June 30, 2012, the Company did not issue any warrants.  There were no warrants outstanding as of September 30, 2011 or June 30, 2012.

Options

On January 31, 2012, pursuant to the 2005 Stock Incentive Plan, the Company granted to the chairman of the board of directors a two-year stock option to purchase 500,000 shares of the Company common stock, which vested immediately, at an exercise price of $0.38 per share. The fair value of the options was determined to be $80,375, using the Black-Scholes option pricing model and was expensed as stock-based compensation during the nine months ended June 30, 2012. The significant assumptions used in the valuation were: the exercise price $0.38, on January 31, 2012, the market value of the Company’s common stock on the date of grant, expected volatility of 111.377%, risk free interest rate of 0.22%, expected term of one year and expected dividend yield of zero.

On November 1, 2011, pursuant to the 2005 Stock Incentive Plan, the Company granted to a consultant a two-year stock option to purchase 100,000 shares of the Company common stock, at an exercise price of $0.42 per share. The option became fully vested upon the execution of the engagement agreement between the Company and specified investment banker or one of its affiliates that occurred on January 31, 2012. The fair value of the options was determined to be $24,628, using the Black-Scholes option pricing model, and was expensed as stock-based compensation during the nine months ended June 30, 2012. The significant assumptions used in the valuation were: the exercise price $0.42, on November 1, 2011, the market value of the Company’s common stock, expected volatility of 115.379%, risk free interest rate of 0.23%, expected term of two years and expected dividend yield of zero.

The following table sets forth certain terms of the Company’s outstanding options and exercisable options for the nine months ended June 30, 2012:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Balance, September 30, 2011	2,450,000	$ 0.84	2,450,000	$ 0.84
Granted	600,000	$ 0.39	600,000	$ 0.39
Exercised	–	–	–	–
Expired/Cancelled	–	–	–	–
Balance, June 30, 2012	3,050,000	$ .0.75	3,050,000	$ 0.75

Weighted average contractual life in years	1.55		1.55

Aggregate intrinsic value	$–		$–

The intrinsic value of each option or warrant share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is “in-the-money.” Aggregate intrinsic value represents the pretax value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.22 closing stock price of the Company’s common stock on June 30, 2012, and there were options in-the-money on the date of measurement. The intrinsic value amounts change based on the market price of the Company’s stock.

The Company has a 2005 Stock Incentive Plan under which 30,000,000 shares are reserved and registered for stock and option grants. There were 14,999,469 shares available for grant under the Plan at June 30, 2012, excluding the 3,050,000 options outstanding.

NOTE 4 – SUBSEQUENT EVENTS

Subsequent to June 30, 2012, and through August 8, 2012, El Capitan sold an aggregate of 471,651 shares to Southridge Partners under the Equity Purchase Agreement for aggregate cash proceeds of $100.000.

On July 6, 2012, pursuant to the 2005 Stock Incentive Plan, the Company granted to a consultant a ten-year stock option to purchase 100,000 shares of the Company’s common stock, which vested immediately, at an exercise price of $0.21 per share. The fair value of the options was determined to be $20,287, using the Black-Scholes option pricing model.

On July 6, 2012, pursuant to the 2005 Stock Incentive Plan, the Company granted to two directors of the Company each a ten-year stock option to purchase 500,000 shares of the Company’s common stock, which vested immediately, at an exercise price of $0.21 per share. The fair value of the options was determined to be $181,756, using the Black-Scholes option pricing model.

On July 6, 2012, pursuant to the 2005 Stock Incentive Plan, the Company granted to a new director of the Company a ten-year stock option to purchase 500,000 shares of the Company’s common stock, which will vest in 12 monthly installments in equal amounts on the last calendar day of each month commencing on July 31, 2012 and ending on June 30, 2013, at an exercise price of $0.21 per share. The fair value of the options was determined to be $90,878, using the Black-Scholes option pricing model and will be expensed over the vesting period.

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

Financial Condition, Liquidity and Capital Resources

Historically we have relied on equity and debt financings to finance our ongoing operations.  To continue our exploration, metallurgical and recovery program efforts on the El Capitan project and continue our business strategies for our fiscal year 2012, on July 11, 2011, we entered into an Equity Purchase Agreement (the “Agreement”) with Southridge Partners II, LP (“Southridge”). The term of the Agreement is two years, and can be terminated by the Company at any time.  The Agreement permits the Company to sell newly-issued shares of our common stock for aggregate proceeds of up to $5,000,000.  We have no obligation to sell any shares under the Agreement. The shares to be sold under the Agreement will be made pursuant to our effective registration statement on Form S-3 filed with the Securities and Exchange Commission.  As of August 8, 2012, we have sold Southridge shares of common stock for aggregate proceeds of $1,650,000 and have the right, subject to certain conditions, to sell to Southridge $3,350,000 in shares of common stock of the Company under the Agreement.  A further description of the Agreement is set forth in Note 3 of the Notes to Consolidated Financial Statements – “Equity Purchase Agreement.” The Company expects that the proceeds received from the Agreement will permit the Company to continue its business strategy of preparing to present the El Capitan property to sell to or enter into a joint venture with a producing mining company with the assistance of the Company’s investment banker.

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

As of June 30, 2012, we had cash on hand of $182,748 and an accumulated deficit of $199,578,815. Based upon our budgeted burn rate as of such date, we have operating capital for approximately 1.8 months, excluding any cash received by the Company upon the sale of its shares of common stock under the terms of the Agreement. If management’s plans are not successful, operations and liquidity may be adversely impacted.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until our property is sold or a joint venture is entered into for development and deployment of the El Capitan property. There is no guarantee that we will achieve proven commercially viable recovery of precious metals at the El Capitan site.

Expenses and Net Loss

Our operating expenses decreased $152,144 from $592,112 for the three months ended June 30, 2011 to $439,968 for the three months ended June 30, 2012. The decrease is mainly attributable to decreases in other general and administrative aggregating $323,211 and was offset mainly by increases in professional fees of $103,582 and exploration costs of $56,056.

The decrease in other general and administrative is mainly attributable to non-cash warrant and option costs of $322,440 and stockholder’s meeting expenses of $27,313 incurred in the prior year period of measurement and were offset by increases in the current period of measurement of $8,720 in D&O insurance, $6,777 in web site maintenance, travel and related costs of $4,850 and office related operating costs of $2,665.

The increase in professional fees is mainly attributable to increased public relations expenses of $91,603, of which $79,800 was non-cash stock compensation and investment banker expenses of $4,033.

The increase in exploration expenses resulted from increased activities on our precious metals recovery project by outside companies and increased time incurred on this project by our outside independent mine consultants.

Our net loss for the three months ended June 30, 2012 decreased to $439,915 from a net loss of $558,860 incurred for the comparable three month period ended June 30, 2011. The decrease in net loss of $118,945 for the current period is attributable to the aforementioned net decrease in operating expenses and no current period gain on a derivative instrument liability or other income.

Nine Months Ended June 30, 2012 Compared to Nine Months Ended June 30, 2011

Revenues

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until our property is sold or a joint venture is entered into for development and deployment of the El Capitan property. There is no guarantee that we will achieve proven commercially viable recovery of precious metals at the El Capitan property.

Expenses and Net Loss

Our operating expenses decreased $627,020 from $2,045,465 for the nine months ended June 30, 2011 to $1,418,445 for the nine months ended June 30, 2012. The decrease is mainly attributable to decreases in legal and accounting aggregating $49,514 and other general and administrative of $984,978. These decreases were offset mainly by increases in professional fees of $241,924, exploration costs of $146,048 and administrative consulting fees of $12,500.

The decrease in accounting and legal is a result of the costs related to our merger with Gold and Minerals Company, Inc. that were incurred in the prior year period of measurement.

The decrease in other general and administrative is mainly attributable costs incurred in the prior year of settlement costs with two former officers aggregating $214,642 and a decrease in option and warrant related costs of $787,082 and were offset by increased costs of D&O insurance of $21,522 in the current period of measurement.

The increase in professional fees is mainly comprised of $108,320 related to investment banker activities, $60,000 to oversight of El Capitan site project and $65,985 related to investor relation activities.

The increase in exploration expenses resulted from increased time incurred by our outside mine consultants in preparing documentation for an investment bank presentation, supervising final testing procedures on the extraction process for the El Capitan property ore and costs incurred with outside companies involved in the processing of the chain-of-custody ore to be utilized in our future recovery demonstrations.

Our net loss for the nine months ended June 30, 2012 decreased to $1,418,276 from a net loss of $2,025,165 incurred for the comparable nine month period ended June 30, 2011. The decrease in net loss of $606,889 for the current period is attributable to the aforementioned net decrease in operating expenses and no current period gain on a derivative instrument liability or other income.

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

We currently are continuing to have geological and metallurgical work performed on samples from our site and with our outside independent  quality control person developing the demonstration process for precious metals recovery with chain-of-custody ore from the El Capitan property, which will used by our investment banker in marketing the El Capitan property for sale.

Off-Balance Sheet Arrangements

During the three months ended June 30, 2012, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

Contractual Obligations

As of June 30, 2012, we had no contractual obligations (including long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations and other long-term liabilities reflected on our balance sheet under GAAP) that are expected to have an adverse effect on our liquidity and cash flows in future periods.

Critical Accounting Policies

Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Note 1, “Business, Basis of Presentation and Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended September 30, 2011 (as amended by our Annual Report on Form 10-K/A), describe our significant accounting policies which are reviewed by management on a regular basis.

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

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any material pending legal proceedings and to our knowledge, no such proceedings by or against the Company have been threatened.

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

EL CAPITAN PRECIOUS METALS, INC.

Dated: August 8, 2012	By:	/s/ Charles C. Mottley
Charles C. Mottley Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: August 8, 2012	By:	/s/ John F. Stapleton
John F. Stapleton Chief Financial Officer and Director (Principal Financial Officer)

