Form 10-K
period 2012-09-30
EL CAPITAN PRECIOUS METALS INC
filed 2012-12-14
CIK 1135202

Table of Contents Index to Financial Statements

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number:   333-56262

(Exact name of registrant as specified in its charter)

Nevada	88-0482413
(State or Other Jurisdiction	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

8390 Via de Ventura, Suite F-110
Scottsdale. Arizona	85258
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:   (928) 515-1942

Securities registered pursuant to Section 12(b) of the Exchange Act:   None.

Securities registered under Section 12(g) of the Exchange Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐   No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐   No  ☑

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Table of Contents Index to Financial Statements

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).   Yes  ☑   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☑    Non-accelerated filer  ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☑

The aggregate market value of the registrant’s voting stock held as of March 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter, by non-affiliates of the registrant was approximately $58,090,349 based on the last trading price of the registrant’s common stock of $0.27 as reported on the OTC Bulletin Board on such date.

As of December 10, 2012, the registrant had 252,868,775 shares of its $.001 par value common stock issued and outstanding.

Documents incorporated by reference:  None.

2

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

Table of Contents Index to Financial Statements

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

Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

Table of Contents Index to Financial Statements

PART I

ITEM 1.	BUSINESS

Business Overview

El Capitan Precious Metals, Inc., a Nevada corporation (“ECPN”), is a precious minerals company based in Scottsdale, Arizona. Together with its consolidated subsidiaries (collectively referred to as “El Capitan,” the “Company,” “our” or “we”), ECPN is an exploration stage company that has owned interests in several properties located in the southwestern United States in the past. We are principally engaged in the exploration of precious metals and other minerals. Our primary asset is the 100% equity interest in El Capitan, Ltd., an Arizona corporation (“ECL”), which holds an interest in the El Capitan property located near Capitan, New Mexico.   We have completed the research and confirmation procedures on the recovery process on for the El Capitan property ore and evaluation as to the economic and legal feasibility of the property. To date, we have not had any material revenue producing operations.  There is no assurance that a commercially viable mineral deposit exists on our property.

We have concentrated on the finalization of the precious metals extraction process for our El Capitan property during our fiscal year ended September 30, 2012 and have determined the existence and concentration of commercially extractable precious metals and economically feasible with today’s market prices. Based upon the results to date, we have engaged an investment banker on January 31, 2012, to formalize plans for the marketing of the El Capitan property for sale to a major mining company.

Our Company and its Subsidiaries

El Capitan Precious Metals, Inc. is a Nevada corporation that owns 100% of the outstanding common stock of El Capitan Precious Metals, Inc., a Delaware corporation (“El Capitan Delaware”). Previous to January 19, 2011, El Capitan Delaware owned a 40% interest in ECL.  On January 19, 2011, we acquired the remaining 60% interest in ECL from Gold and Minerals Company, Inc. (“G&M”) by merging an acquisition subsidiary created by ECPN with and into G&M. In connection with the merger, each share of G&M common and preferred stock outstanding was exchanged for approximately 1.414156 shares, as rounded to the nearest six (6) decimal places, of ECPN common stock, resulting in the issuance of an aggregate of 148,127,043 shares of ECPN common stock to former G&M stockholders. Upon closing of the merger, G&M became a wholly-owned direct ECPN subsidiary and our consolidated Company acquired 100% of ECL. As a result, we now own 100% of the Capitan property site.

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

High, low and average London afternoon fix prices for gold and silver for the period from January 1, 2012 to September 30, 2012 and for the last five calendar years are as follows:

Gold - London Afternoon Fix Prices - US Dollars
	High	Low	Average
Period
For the nine months ended September 30, 2012	$1,785	$1,540	$1,652
For the year ended December 31, 2011	1,895	1,319	1,572
For the year ended December 31, 2010	1,421	1,058	1,225
For the year ended December 31, 2009	1,213	810	972
For the year ended December 31, 2008	1,011	713	872
For the year ended December 31, 2007	841	608	608
Data Source: Kitco

Table of Contents Index to Financial Statements

Silver - London Afternoon Fix Prices - US Dollars
	High	Low	Average
Period
For the nine months ended September 30, 2012	$37.23	$26.67	$30.65
For the year ended December 31, 2011	48.70	26.16	35.12
For the year ended December 31, 2010	30.70	15.14	20.19
For the year ended December 31, 2009	19.18	10.51	14.67
For the year ended December 31, 2008	20.92	8.88	14.99
For the year ended December 31, 2007	15.82	11.67	13.38
Data Source: Kitco

Our ability to sell our property will be highly dependent upon the price of these precious metals, the market for which can be highly volatile. There is no assurance that the recoverability of precious metals from the El Capitan property, that we will generate significant revenue from the sale of the El Capitan property.

Competition

The mining industry has historically been highly competitive. It is dominated by multi-billion dollar, multi-national companies that possess resources significantly greater than ours. Additionally, due to our limited resources, we do not intend to develop any of our properties on our own, but rather to only perform exploration on our properties with the anticipation of selling or developing through an appropriate joint venture any properties in which our exploration proves successful. Given our size and financial condition, there is no assurance we can compete with any larger companies for the acquisition of additional potential mineral properties of which the Company has no current plans.

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

Compliance with the various federal and state government regulations requires us to obtain multiple permits for each mining property. Although the requirements may differ slightly in each of the respective states in which we may hold claims or may hold claims in the future, the process of securing such permits generally require the filing of a “Notice of Intent to Locate Mining Claims” and the payment of a fee of $25 to the Bureau of Land Management (“BLM”) office in the state in which the claim is located. Subsequently, we are required to file and record a New Location Notice for each such claim within 90 days of locating the claim, the fee for which is approximately $165. On an annual basis, we are required to pay a maintenance fee of $140 per claim, together with payments of approximately $5 each for annual bulk fuel and water well permits.

Table of Contents Index to Financial Statements

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

In December 2009, we hired a new experienced environmental services firm, AMEC Environment & Infrastructure, Inc. (“AMEC”), to manage and oversee our continued permitting process. AMEC has drafted a replacement Plan of Operations (“PoO”) and submitted it to the USFS. The USFS has provided technical comments on the PoO and AMEC has responded to their comments and submitted a revised PoO for approval. AMEC has met with representatives of the USFS at the project site to review the proposed exploration locations and general discussion of the project. Subsequent to the meeting, the USFS agreed to work with AMEC to develop the third part of the National Environmental Policy Act (“NEPA”) scope of work. The USFS provided a draft NEPA scope of work template to AMEC in electronic format. AMEC revised the draft template and submitted it to the USFS for review and approval.

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

Table of Contents Index to Financial Statements

AMEC prepared and submitted a revised New Mexico Mining and Minerals Subpart 4 Exploration permit application. The revised application was submitted on September 16, 2011. AMEC responded in writing on October 24, 2011 to administrative comments received on the application, related to fees, additional copies of the application and completion of the public notice. AMEC has completed the required MMD Public Notice process and submitted the required proof of notice information to the MMD on August 8, 2012. To date, AMEC has not received any comments from MMD from concerned citizens. MMD issued administrative completeness determination on October 4, 2012. The MMD has distributed the application to other State agencies for review and comment. The agency comment period will close on December 31, 2012. MMD has requested a site visit as part of the agency review process. The agency site visit was made on December 5 and 6, 2012.

Although there is no guarantee that the regulatory agencies will approve, in a timely manner, if at all, the necessary permits for our current and anticipated explorations, we are not aware of any material impediments to obtaining the necessary permits in due course. The permitting process on the State and Federal level is moving forward as planned.

Employees

We currently have informal arrangements with three individuals, two of whom are officers and Directors of the Company, who serve as support staff for the functioning of all the corporate activities. There are no written agreements with these individuals. Additionally, we use consultants for the testing and exploration and development of property claims. If administrative requirements expand, we anticipate that we may hire additional employees, and utilizing a combination of employees and consultants as necessary to conduct of these activities.

Available Information

ECPN is a Nevada corporation with its principal executive offices located at 8390 Via de Ventura, Suite F-110, Scottsdale, Arizona 85258, and its administrative office located at 5871 Honeysuckle Road, Prescott, Arizona 86305. The Company’s telephone number is (928) 515-1942.   ECPN’s website address is www.elcapitanpmi.com.  Our website contains links to download free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Unless expressly noted, none of the information on our website is part of this Annual Report.

ITEM 1A.	RISK FACTORS

Our common stock is thinly traded, and there is no guarantee of the prices at which the shares will trade.

Trading of our common stock is conducted on the Over-the-Counter Bulletin Board, or “OTCBB,” under the symbol “ECPN.”  This has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of ECPN.  This may result in lower prices for your common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.  Historically, our common stock has been thinly traded, and there is no guarantee of the prices at which the shares will trade, or of the ability of stockholders to sell their shares without having an adverse effect on market prices.

Table of Contents Index to Financial Statements

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

Table of Contents Index to Financial Statements

A significant number of shares of our common stock have become available for sale, which could depress the price of our common stock.

Future sales of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for shareholders to sell our common stock at times and prices that they believe are appropriate. As of December 10, 2012, we had issued and outstanding 252,868,775 shares of common stock, and have 4,650,000 shares issuable upon the exercise of outstanding options.  In connection with the closing of the Company’s acquisition of Gold and Minerals Company, Inc. in January 2011, the Company issued 148,127,043 shares of our common stock to Gold and Minerals Company, Inc. stockholders.  Upon the initial issuance of these shares, the major portion of these shares was not free trading shares. Most of these shares issued had restrictions limiting their transfer during the first 90 days after the acquisition, as well each subsequent 90 day period for first year after the acquisition. As these shares are now available for free trading, given the historical levels of trading of the Company’s shares, sales of such shares may depress the market price of our common stock. Currently all shares associated with this acquisition are free trading.

We may raise additional capital to fund our operations. The manner in which we raise any additional funds may affect the value of your investment in our common stock.

Although we have no current expectation to pursue financings beyond those contemplated by the equity purchase agreement (discussed below and in Item 5 of this Annual Report on Form 10-K), we may be required to do so if our circumstances change or opportunities requiring expenditures in excess of the proceeds available under the equity purchase agreement present themselves. Other than pursuant to the equity purchase agreement with Southridge, as detailed below, we have no current committed sources of additional capital. We do not know whether additional financing will be available on terms favorable or acceptable to us when needed, if at all. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. In addition, we may grant future investors rights superior to those of our existing stockholders. If we raise additional funds by incurring debt, we could incur significant interest expense and become subject to covenants in the related transaction documentation that could affect the manner in which we conduct our business. If adequate additional capital is not available when required, we may be forced to reduce or eliminate our marketing efforts for the sale of the El Capitan property.

Risks Relating to the Equity Purchase Agreement

In connection with the Equity Purchase Agreement with Southridge Partners II, LP (“Southridge”), further described in Item 5 of this Annual Report on Form 10-K, the following risk factors should be taken into account by investors:

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

Table of Contents Index to Financial Statements

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

We anticipate that a significant portion of our future revenues will come from the sale of our El Capitan property. Our earnings will be directly affected by the prices of precious metals believed to be located on such property. Demand for precious metals can be influenced by economic conditions, including worldwide production, attractiveness as an investment vehicle, the relative strength of the U.S. dollar and local investment currencies, interest rates, exchange rates, inflation and political stability. The aggregate effect of these factors is not within our control and is impossible to predict with accuracy. The price of precious metals has on occasion been subject to very rapid short-term changes due to speculative activities. Downward fluctuations in precious metal prices may adversely affect the value of any discoveries made at the site with which our Company is involved. If the market prices for these precious metals falls below the mining and development costs we incur to produce such precious metals, we will experience the inability to sell our El Capitan property.

We have not had revenue-generating operations and may never generate revenues.

With the exception of immaterial revenue from the sale of two dore’ bars, we have not yet had revenue-generating operations, and it is possible that we will not find marketable amounts of minerals on our El Capitan property or that the property will ever be sold.  Should we fail to obtain working capital through other avenues, our ability to continue to market our El Capitan property.

Risks Relating to Our Business

Until we confirm recoverable precious metals on our El Capitan property, we may not have any potential of generating any revenue.

Our ability to sell the El Capitan property depends on the success of our exploration program and the development of a cost-effective process for recovering precious metals from the ore at the El Capitan property. We have not established proven or probable reserves at our El Capitan property.  Even if exploration leads to a valuable deposit, it might take several years for us to enter into an agreement for sale or joint venture development of the property. During that time, depending on economic conditions and the underlying market values of the precious metals that may be recovered, it might become financially or economically unfeasible to extract the minerals at the property.

We may not be able to sell the El Capitan property or on terms acceptable to us.

We are concentrating on of our El Capitan property and developing a strategic plan to sell with respect to the El Capitan property.  There is no guarantee that we will be able to find a potential acquirer on terms that are acceptable to us or at all.

Table of Contents Index to Financial Statements

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

We rely on estimates of the content of mineral deposits on our properties, which estimates are inherently imprecise and depend to some extent on statistical inferences drawn from both limited drilling on our properties and the placement of drill holes that may not be spaced close enough to one another to enable us to establish probable or proven results. These estimates may prove unreliable. Additionally, we have previously relied upon various certified independent laboratories to assay our samples, which may produce results that are not as consistent as a larger commercial laboratory might produce.  Reliance upon erroneous estimates may have an adverse effect upon the financial success of the Company.

Any loss of the industry experience of members of our Board and/or our officers may affect our ability to achieve our business objectives.

The skills of the Company’s directors span mining, business and legal expertise.  The Company relies on contractors and consultants for certain industry matters.  All of these relationships and the background of the directors would be difficult to replace.  Fulfilling the Company objectives might be negatively affected or prove more costly to obtain if we were to lose the services of these directors, contractors or consultants.  The Company does not own life insurance on any of our officers, directors, contractors or consultants.

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

Exploration for minerals is highly speculative and involves greater risk than many other businesses. Most exploration programs fail to result in the discovery of economically feasible mineralization. Our exploration and mining efforts are subject to the operating hazards and risks common to the industry, such as:

Table of Contents Index to Financial Statements

•	economically insufficient mineralized materials;
•	decrease in values due to lower metal prices;
•	fluctuations in production cost that may make mining uneconomical;
•	unanticipated variations in grade and other geologic problems;
•	unusual or unexpected formations;
•	difficult surface conditions;
•	metallurgical and other processing problems;
•	environmental hazards;
•	water conditions; and
•	governmental regulations.

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

Extensive government regulation and environmental risks may require us to discontinue or delay our marketing activities for the sale of El Capitan property.

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

Any failure to obtain government approvals and permits may require us to discontinue future exploration on our El Capitan property.

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

Table of Contents Index to Financial Statements

Obtaining the necessary permits can be a complex and time-consuming process involving multiple jurisdictions, and requiring annual filings and the payment of annual fees. Additionally, the duration and success of our efforts to obtain permits are contingent upon many variables outside of our control and may increase costs of or cause delay to our mining endeavors. There can be no assurance that all necessary approvals and permits will be obtained, and if they are obtained, that the costs involved will make it economically unfeasible to continue our exploration of the El Capitan property.  Additionally, there is no guaranty that the permits required will be issued or that the Company will be able to comply with all of the terms of the permits and avoid delay.  For example, on March 30, 2007, the New Mexico Energy, Minerals and Natural Resources Department issued a Cessation Order due to un-permitted exploration activities of the Company.  On September 17, 2007, the New Mexico Energy, Minerals and Natural Resources Department issued their Completion of Abatement Steps for Cessation Order confirming that the abatement steps required under the original order had been completed.  On October 3, 2008, the New Mexico Energy, Minerals and Natural Resources Department issued their Termination Report and Confirmation of Completion of Work for Reclamation Activities confirming that the reclamation activities required under the original order had been completed.  Delays of this type can cost the Company time and expense and delay its ability to successfully exploit our El Capitan property.

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

There is a limited supply of desirable mineral properties available for claim staking, lease or other acquisition in the areas where we contemplate participating in exploration activities.  We compete with numerous other companies and individuals, including competitors with greater financial, technical and other resources than we possess, and that are in a better position than us to search for and acquire attractive mineral properties. Additionally, due to our limited financial and other resources, we do not anticipate developing or producing on our El Capitan property without a strong financial operating partner, if at all. Alternatively, we have elected to sell the El Capitan property with the current mineralization information we have.

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

Table of Contents Index to Financial Statements

ITEM 2.	PROPERTIES

El Capitan Property

Our primary asset is the 100% equity interest in El Capitan, Ltd., an Arizona corporation (“ECL”), which holds a 100% interest in the El Capitan property located near Capitan, New Mexico (the “El Capitan Property”).

Below is a map setting forth the location of the El Capitan Property.

El Capitan Property
246
380
Capitan
48
N
W
E
S
El Capitan Mine
N

Table of Contents Index to Financial Statements

Location and Access to Deposits

The El Capitan Property is situated in the Capitan Mountains, near the city of Capitan, in southwest New Mexico. The main site can be reached by going north from Capitan on State Road 246 for 5.5 miles, turning right onto an improved private road and proceeding for about 0.7 miles.

Description of Interests

 The El Capitan Property originally consisted of four (4) patented and nine (9) Bureau of Land Management (“BLM”) lode claims; a mineral deposit is covered by these claims. The lode claims, known as Mineral Survey Numbers 1440, 1441, 1442 and 1443, were each located in 1902 and patented in 1911. On January 1, 2006, ECL finalized the purchase of the four patented mining claims on the property, which constitute approximately 77.5 acres in the aggregate.

Table of Contents Index to Financial Statements

The El Capitan Property originally consisted of approximately 200 acres of mineral lands bounded by the Lincoln National Forest in Lincoln County, New Mexico. During October and November 2005, based upon recommendations from our consulting geologist, we staked and claimed property surrounding the El Capitan site located in Lincoln County, New Mexico, increasing the total claimed area to approximately 10,000 acres.  In August 2006, we reduced the number of claims to cover approximately 7,400 acres, and in August 2009, we reduced the number of claims to approximately 2,800 acres based upon continuing geological work and recommendations by our consulting geologist.  In October and November 2011, at the recommendation of the Company’s geological consultant, the Company filed an additional 48 claims of approximately 20 acres each on property adjacent to the Company’s existing claims, aggregating an additional 960 acres.

As of September 30, 2012, we own four patented claims, covering approximately 77.5 acres, and 188 lode claims with the BLM covering approximately 3,760 acres at the El Capitan Property.  The map sets forth on Exhibit 99.1 to this Amendment No. 1 shows the location of our claims on the El Capitan Property as of September 30, 2012.

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

Potential mineralization has been defined as two separate types: (i) magnetite iron, and (ii) hematite-calcite mineralized skarn and limestone, which may contain precious metals. By using core holes located at strategic points throughout the property, we have been able to develop subsurface information and define the mineralization. To date, there have been no proven commercial precious metals reserves on the El Capitan Property site. To establish “reserves” (as defined under Industry Guide 7 issued by the SEC), we will be required to establish that the property is commercially viable.  As of September 30, 2012, we have not completed a feasibility study on the property, and thus cannot identify the economic significance of the property, if any, at this time.

Exploration and Development

We currently do not have any detailed plans to conduct further exploration on the El Capitan Property.  The Company has worked with third parties to analyze samples from the El Capitan Property to create an economically feasible recovery model for the precious metals for the El Capitan Property ore. We have successfully utilized a repeatable concentration and recovery procedure, which is a modified fire assay technique, to allow evaluation of the ore. Results using this procedure have been positive and show potential ore-grade gold and silver deposits. Based upon these results and part of our strategic plan, on January 31, 2012 the Company engaged an investment banking firm to market and sell the El Capitan Property to a major mining company. Given the Company’s current plans to market the property for sale, the Company does not currently have any timetable, budget or plan to conduct further exploration on the El Capitan Property.  The Company has not, and does not intend to, file any geological reports on SEDAR for review by Canadian authorities.

Table of Contents Index to Financial Statements

The Company and Gold and Minerals Company, Inc. (“G&M”), a wholly owned subsidiary of the Company, have incurred at total of $8,886,488 in exploration costs associated with the El Capitan Property.  G&M has incurred $5,275,916 in exploration costs, commencing January 1, 1994 through September 30, 2012, and the Company has incurred $3,610,572 in exploration costs, from its inception on July 26, 2002 through September 30, 2012.  The foregoing exploration costs include those costs associated with drilling, assaying, filing fees, extraction process development, consultant, geological, metallurgical, chemist, environmental and legal fees, and other miscellaneous property development costs.

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

Table of Contents Index to Financial Statements

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

On November 3, 2010, we engaged another qualified consulting company to initially analyze ten core samples from the El Capitan Property, utilizing three different recovery processes. In 2011, the consultant company conducted tests to confirm the recovery of precious metals from the El Capitan ore under various methods of recovery. In April 2011, we received results that indicated potential economic values of gold, as well as the presence of platinum group metals (“PGM”). The results differed by analytical method, and the consulting company has proposed to undertake additional testing to achieve comparable results before proceeding with analysis and process testing of additional samples.  In August 2011, we received the analytical data from work performed by the consulting company. This third party source has taken considerable time to perform the needed research to confirm the values of the PGM and gold samples taken from “Chain-of-Custody” head ore removed from the El Capitan Property. Review of the data supports El Capitan’s expectations of commercially recoverable precious metals, and the most recent samples of ore have produced dore’ bars sold on the basis of their 1.2 ounces of gold equivalent per ton.

Additional work by the consultant company has been put on hold as we have concentrated on the recovery process involving silver–lead inquarting and a carbon pre-roast process of the El Capitan ore.

The Company’s prior results have been replicated with “Chain-of-Custody” ore collected under the direction of a qualified metallurgical engineer and an independent laboratory. The Company has successfully utilized a repeatable concentration and recovery procedure, which is a modified fire assay technique, to allow evaluations of the ore. Results using this procedure have been positive and show potential ore-grade gold and silver deposits. The Company has not, and does not intend to, file any geological reports on SEDAR for review by Canadian authorities. The geological report will be used solely for purposes of presenting the El Capitan Property to the market for sale. The final recovery process has been developed for the El Capitan ore that is well in line with the ore values being recovered to ensure the recovery process is not prohibitive in comparison to the price of the precious metals recoverable at the El Capitan Property.

Based upon are results to date, we engaged an investment banker on January 31, 2012, to formalize plans for the marketing of the El Capitan property for sale to a major mining company.

After the Company announced the silver-lead inquart of three dore’ bar tests of concentrates it continued its verification of metals values with 20 chain of custody head ore samples. These analyses was performed for the due diligence requirements for Houlihan Lokey, the Company’s investment banker.   These tests were concluded in September, 2012. These results are listed below. Further tests were performed with material prepared by Proven Technologies, LLC (‘Proven”) are also listed below.

Table of Contents Index to Financial Statements

We have also been working with Proven, located in Houston, Texas, and we have contracted with them to process the approximate 130 tons of concentrate which we have previously produced and have stored in Houston. An earlier contract with Planet Resources of Houston, Texas, to attempt to process 200 tons of concentrates caused the Company to ship 130 tons to Houston.  When Planet failed to perform, those 130 tons of concentrate were stored in Houston. Proven has developed a specific gravity separation system utilizing high pressure air and cyclone technology. Initially, the heavier material separated by Proven will be sent to Phoenix, Arizona for processing by the Sundancer Method and smelted. The dore’ bars that will be produced will then be delivered to a precious metal refiner for final analysis and sale. After all expenses, Proven and the Company will split the remaining profits on a 50-50 basis.

The Proven MRC mill and separator utilizes no water or caustic leaching reagents such as cyanide and provides zero environmental impact and is considered a “green technology”. The ore is first milled to a very fine screen size. The process utilizes compressed air and collision forces to separate by specific gravity the precious metals from the host rock.

The following is metallurgical data from the aforementioned tests we have conducted:

Metallurgical Data
Sample	Sample Size	(10 to 1) Cons or Head Ore	Silver Oz/Ton of Head Ore	Gold Oz/Ton of Head Ore

Dore’ Bar 1 – Sold	200 lbs	Magnitite Cons	41 ozs	.19 ozs
Dore’ Bar 2 – Sold	20 lbs	Magnitite Cons	190 ozs	-0- (inquarted with gold)
El Capitan Cons	9 x 1 lbs	Magnitite Cons	158 ozs (average)	.14 ozs (average)
Hazen (chain of custody)	20 x 1 lbs	Hematite Head Ore	77 ozs (average)	.13 ozs (average)
Proven Technology	700 lbs	Cons	179 ozs	-0-

These results are not necessarily representative of the 141,000,000 tons of measured reserves. They are samples.

The final recovery process has been developed for the El Capitan ore that is well in line with the ore values being recovered to ensure the recovery process is not prohibitive in comparison to the price of the precious metals recoverable at the El Capitan Property.

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

Table of Contents Index to Financial Statements

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

Executive Offices and Administrative Offices

Our executive and administrative office was located at 15225 N. 49th Street, Scottsdale, Arizona 85254 until late November 2012, when the executive office was moved to 8390 Via de Ventura, Suite F-110, Scottsdale, Arizona 85258 and the administrative office was moved to 5871 Honeysuckle Road, Prescott. Arizona, 86305. The administrative office premises are contributed free of charge by Mr. Stephen J. Antol, Controller for the Company. We believe that the offices are adequate to meet our current operational requirements. Other than our property as described above, we do not own any real property.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Table of Contents Index to Financial Statements

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board, or “OTC Bulletin Board,” under the trading symbol “ECPN” The following table sets forth the range of high and low closing bid quotes of our common stock per quarter as reported by the OTC Bulletin Board for the past two fiscal years ended September 30, 2012 and 2011, respectively. All quoted prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Price Range
Quarter Ended	High	Low

September 30, 2012	$0.52	$0.21
June 30, 2012	$0.37	$0.17
March 31, 2012	$0.58	$0.15
December 31, 2011	$0.72	$0.31

September 30, 2011	$0.98	$0.42
June 30, 2011	$1.38	$0.56
March 31, 2011	$1.58	$0.62
December 31, 2010	$0.70	$0.42

Holders

As of December 10, 2012, we had approximately 1,451 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder. As of December 10, 2012, we had approximately 7,100 beneficial holders of our common stock.

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

Table of Contents Index to Financial Statements

Stock Performance Graph

The Securities and Exchange Commission requires that we include in this report a line-graph presentation comparing cumulative return to our stockholders (based on appreciation of the market price of our common stock) on an indexed basis with (i) a broad equity market index and (ii) an appropriate published industry or line-of-business index, or peer group index constructed by us. The following presentation compares our common stock price for the period from September 30, 2007 through September 30, 2012, to the S&P BMI Gold & Precious Metal Index and to a peer group index.

We have elected to create a peer group index in compiling our stock performance graph because we believe a peer group index represents a comparison to companies within our industry that have a similar market capitalization to ours. The peer group index includes the following companies: Brigus Gold Corp., Santa Fe Gold Corporation, Starcore International Mines Ltd., and IMPACT Silver Corp.

The presentation assumes that the value of an investment in each of our common stock, the S&P BMI Gold & Precious Metal Index and the peer group index was $100 on September 30, 2007, and that any dividends paid were reinvested in the same security.

Table of Contents Index to Financial Statements

Recent Sales of Unregistered Securities

During our fiscal year ended September 30, 2012, we had no sales of unregistered securities.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data sets forth our summary historical financial data as of and for the fiscal years ended September 30, 2012, 2011, 2010, 2009 and 2008. This information was derived from our audited consolidated financial statements for each period.  Our selected historical financial data is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto included elsewhere in this report. For additional information relating to our operations, see “Item 1. Business” and “Item 2. Properties.”

	Year Ended September 30,
	2012	2011	2010	2009	2008

Operating Data
Operating revenues	—	—	—	—	—
Operating expenses	$1,918,415	$178,949,160	$1,279,249	$953,699	$2,501,610
Loss from operations	(1,918,415)	(178,949,160)	(1,279,249)	(953,699)	(2,501,610)
Other income (expense)	211	28,118	2,720	198	114,127
Net loss	(1,918,204)	(178,921,042)	(1,276,529)	(953,501)	(2,387,483)
Basic & diluted loss per share	(0.01)	(0.89)	(0.01)	(0.01)	(0.03)
Weighted average shares outstanding	248,234,847	199,934,079	90,972,066	88,004,276	82,234,030

Balance Sheet Data
Cash and cash equivalents	$238,085	$319,939	$955,023	$2,348	$32,456
Total current assets	300,518	355,328	996,926	28,537	124,941
Property and equipment, net	2,095	3,707	2,950	8,677	18,556
Land and mineral rights	1,879,608	1,879,608	788,808	788,808	788,808
Total assets	2,204,661	2,261,083	1,811,124	848,462	959,943

Current liabilities	128,163	165,547	493,129	605,290	190,611
Long-term obligations	—	—	—	—	—
Total stockholders’ equity	2,076,498	2,095,536	1,317,995	243,172	769,332
Total liabilities and stockholders’ equity	2,204,661	2,261,083	1,811,124	848,462	959,943

The foregoing should be read in conjunction with the Financial Statements of the Company and notes thereto included elsewhere in the Annual Report. See “Item 8. Financial Statements” below.

Table of Contents Index to Financial Statements

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

We have completed testing and enhancement of our recovery process and have determined the existence and concentration of commercially extractable precious metals or other minerals at this property site.

Based upon the results to date, we engaged an investment banker on January 31, 2012, to formalize plans for the marketing of the El Capitan property for sale to a major mining company.

For complete details regarding the business of the Company, see “Item 1. Business” and “Item 2. Properties,” above.

Results of Operations - Fiscal year ended September 30, 2012 compared to fiscal year ended September 30, 2011.

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues in our fiscal year 2013, if ever. We realized a net decrease in operating expenses of $177,030,745 from $178,949,160 for the year ended September 30, 2011 to $1,918,415 for the year ended September 30, 2012. The decrease is comprised mainly of decreases due to the loss on the impairment of mineral property of $176,567,424, in legal and accounting fees of $162,051 and other general and administrative of $687,585. These decreases were offset mainly by increases in professional fees of $282,313 and exploration costs of $102,002.

The decrease in legal and accounting fees in the current year are attributable to costs incurred in the prior year associated with the merger of G&M into the Company and fees related with SEC filings associated with the merger and the transactions related to the Equity Purchase Agreement with Southridge, as further described below. The decrease in other general and administrative in the current year is attributable to non-recurring settlement costs associated with two former officers of the Company aggregating $214,642 in the prior year; decreased costs attributable to issued options aggregating $415,447 and decreased stock-based compensation of $56,540.

The increased exploration cost in the current year is due to research activity on our recovery processes for precious metals on our El Capitan property ore and consisted of increased costs associated with outside contractors utilized for chain of custody work for our investment banker aggregating $122,597; increased costs for outside professional mine consultants of $14,767 and offset by decreased costs incurred for assays of $38,167.

Table of Contents Index to Financial Statements

Our net loss decreased for the fiscal year ended September 30, 2012 by $177,002,838 from $178,921,042 for the year ended September 30, 2011, to $1,918,204 for the current year ended September 30, 2012. The decrease in the net loss is mainly attributable to the net decrease in operating expenses and the recording of an impairment loss of $176,567,424 on the Company's mineral property in the prior year, as detailed above.

Results of Operations - Fiscal year ended September 30, 2011 compared to fiscal year ended September 30, 2010.

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues in our fiscal year 2012, if ever. We realized a net increase in operating expenses of $177,669,911 from $1,279,249 for the year ended September 30, 2010 to $178,949,160 for the year ended September 30, 2011. The increase is comprised mainly of a loss on the impairment of mineral property in fiscal 2011 of $176,567,424, increases in legal and accounting fees of $230,628, exploration costs of $313,329, reduction in write-off of accounts payable and accrued interest of $49,364, warrant and option associated costs of $745,213 and other general and administrative of $294,298. These increases were mainly offset by decreases in professional fees of $76,030, and administrative consulting fees of $521,256.

The increase in legal and accounting fees are attributable to costs associated with the merger of G&M into the Company and fees related with SEC filings associated with the conversion of warrants and the transactions related to the Equity Purchase Agreement with Southridge, as further described below in this Annual Report. The increased exploration costs are due to significant increased research activity on recovery processes for precious metals on our El Capitan ore. The increased warrant and option cost is associated with the Company’s decision to issue non-cash incentive compensation to its officers and directors to reserve its capital for exploratory purposes. A total of 1,500,000 options were issued to the directors of the Company, and no stock compensation was issued to our directors in the current fiscal year. The Company did not issue any new stock options or warrants during the fiscal year ended September 30, 2010. The prior fiscal year period’s administrative consulting fees consisted of $649,310 non-cash stock compensation to the directors, officers and chief financial officer of the Company for services rendered and cash compensation aggregating $131,946. The increase in other general and administrative is comprised of non-recurring settlement costs associated with two former officers of the Company aggregating $214,642; increased transfer agent costs of $18,394 relating to the merger of G&M; costs incurred for shareholder and director meetings of $39,311 and travel, food and entertainment of $12,716. The decrease in professional fees was attributable to decreased fees associated with public relations of $145,703 and was offset by increased electronic filing fees of $15,024 due to the SEC filings related to the Company’s merger with G&M and outside consultant costs associated mainly with the G&M merger transaction of $54,549.

Our net loss increased for the fiscal year ended September 30, 2011 by $177,644,513 from $1,276,529 for the fiscal year ended September 30, 2010, to $178,921,042 for the fiscal year ended September 30, 2011. The increase in the net loss is mainly attributable to the net increase in operating expenses and the recording of an impairment loss of $176,567,424 on the Company's mineral property in the fiscal year ended September 30, 2011, as detailed above.

Liquidity and Capital Resources

To fund our operational expenses in the fiscal years ended September 30, 2012, 2011 and 2010, we mainly relied on an Equity Purchase Agreement in fiscal years 2012 and 2011 and on the private placement of common stock in fiscal year 2010, as described below.

Historically we have relied on equity and debt financings to finance our ongoing operations.  On May 19, 2010, the Board of Directors authorized a private placement of 3.2 million shares of restricted common stock at $0.35 per share. On July 23, 2010, the Board of Directors authorized an increase in the private placement to 4.3 million shares at $0.35 per share.

Table of Contents Index to Financial Statements

The working capital funds from this private placement were utilized for payments for the continued implementation of our business strategies mainly associated with our El Capitan property, necessary corporate personnel, and related general and administrative expenses during our fiscal years ended September 30, 2011 and 2010. We also utilized this funding to complete the merger of G&M into our wholly owned subsidiary and gain 100% ownership of the El Capitan property in January 2011. As part of the merger with G&M we received cash of $89,902 and collected $62,520 on notes receivable in our fiscal year ended September 30, 2011.

During our fiscal year ended September 30, 2011, we also raised $212,667 from the sale of warrants and received proceeds of $500,000 from the sales of shares under the Equity Purchase Agreement (the “Agreement”), with Southridge Partners II, LP (“Southridge’), as described below.

To continue our exploration, metallurgical and recovery program efforts on the El Capitan project and continue our business strategies for our fiscal year 2012, on July 11, 2011, we entered into the Agreement with Southridge. The term of the Agreement is two years, and can be terminated by the Company at any time.  Under the Agreement, the Company may from time to time, in its discretion, sell newly-issued shares of our common stock for aggregate proceeds of up to $5,000,000.  We have no obligation to sell any shares under the Agreement. The shares to be sold under the Agreement will be made pursuant to our effective registration statement on Form S-3 filed with the Securities and Exchange Commission. For a complete description of the Agreement, see Note 9 of the Financial Statements of the Company set forth in Item 8 of this Annual Report.

During our fiscal year ended September 30, 2012, funding for operations was provided for under this Agreement and we received working capital proceeds of $1,450,000. The proceeds received from the Agreement are utilized by the Company for working capital and general corporate purposes, including continuing our strategic plan to market and sell our El Capitan property to a producing mining company and paying for necessary corporate administration costs.

As of September 30, 2012, we have sold Southridge shares of stock for aggregate proceeds of $1,950,000 and had a remaining ability to sell to Southridge $3,050,000 in shares of common stock of the Company under the Agreement. Subsequent to September 30, 2012, and prior to the filing of this report, we sold additional shares to Southridge under the Agreement for cash proceeds of $400,000.

In January 2012, we retained an investment banker to provide the professional services and direction to market and sell the El Capitan property. The investment banker has been working with our Board of Directors to position the El Capitan property for presentation to potential buyers.

As of September 30, 2012, we had cash on hand of $238,085 and an accumulated deficit of $200,078,743. Based upon our budgeted burn rate we currently have operating capital for approximately three months, excluding any cash that would be received by the Company upon the sale of its shares of common stock under the terms of the Agreement. During our fiscal year 2013 we will continue to utilize the Southridge financing facility to fund our necessary operations and draw down on the facility as operating costs require. In July 2013 it will be necessary to renew the Agreement or find other suitable financing for the Company to finance our ongoing administrative costs and costs associated with the continued marketing of the El Capitan property for sale. If management’s plans are not successful, operations and liquidity may be adversely impacted.

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

Table of Contents Index to Financial Statements

Based upon the results to date, we engaged an investment banker on January 31, 2012, to formalize plans for the marketing of the El Capitan property for sale to a major mining company.

The price of gold and silver has experienced an increase in value over the past five years.  A historical chart of their respective prices is contained in Item 1, the “Business” portion of this Annual Report.  A significant drop in the price of gold, silver or other precious metals may have a materially adverse affect on the future results of potential operations and the opportunity to market the sale of the El Capitan property. The costs associated with the recovering of precious metals may also cause a material adverse effect on the financial success of the Company and our ability to market the sale of the El Capitan property.

Off-Balance Sheet Arrangements

During the year ended September 30, 2012, we did not engage in any off balance sheet arrangements as defined in Item 303(c) of the Regulation S-K.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Note 1, “Business, Basis of Presentation and Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for the year ended September 30, 2012, describes our significant accounting policies which are reviewed by management on a regular basis.

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

Table of Contents Index to Financial Statements

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	30

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements	32

Consolidated Balance Sheets - September 30, 2012 and September 30, 2011	34

Consolidated Statements of Expenses – Years ended September 30, 2012, 2011 and 2010, and for the period from July 26, 2002 (inception) through September 30, 2012	35

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) - period from July 26, 2002, (inception) through September 30, 2012	36

Consolidated Statements of Cash Flows - Years ended September 30, 2012, 2011 and 2010, and for the period from July 26, 2002 (inception) through September 30, 2012	40

Notes to Consolidated Financial Statements	42

Table of Contents Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of El Capitan Precious Metals, Inc.

(An Exploration Stage Company)

Scottsdale, Arizona

We have audited the internal control of El Capitan Precious Metals, Inc. and Subsidiaries (an exploration stage company) (collectively, the “Company”) over its financial reporting as of September 30, 2012 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Table of Contents Index to Financial Statements

In our opinion, El Capitan Precious Metals, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in the Internal Control over financial of audit Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of September 30, 2012 and 2011, and the related consolidated statements of expenses, stockholders’ equity, and cash flows for the years ended September 30, 2012, 2011 and 2010 and for the period from July 26, 2002 (inception of exploration stage) to September 30, 2012 and our report dated December 14, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/  MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

December 14, 2012

Table of Contents Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of El Capitan Precious Metals, Inc.

(An Exploration Stage Company)

Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of El Capitan Precious Metals, Inc. and Subsidiaries (an exploration stage company) (the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of expenses, stockholders’ equity, and cash flows for the years ended September 30, 2012, 2011 and 2010 and for the period from July 26, 2002 (inception of exploration stage) to September 30, 2012. The consolidated financial statements for the period from July 26, 2002 through September 30, 2006 were audited by other auditors whose reports expressed unqualified opinions on those statements. The consolidated financial statements for the period from July 26, 2002 through September 30, 2006, include total revenues and net loss of $0 and $10,184,209 respectively. Our opinion on the consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the period from July 26, 2002 through September 30, 2012, insofar as it relates to amounts for prior periods through September 30, 2006, is based solely on the report of other auditors. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2012 and 2011 and the results of its operations and cash flows for the years ended September 30, 2012, 2011 and 2010 and for the period from July 26, 2002 through September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

Table of Contents Index to Financial Statements

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 14, 2012 expressed an unqualified opinion.

/s/  MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

December 14, 2012

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30,
	2012	2011

ASSETS

CURRENT ASSETS :
Cash and cash equivalents	$238,085	$319,939
Prepaid expense and other current assets	62,433	35,389
Total Current Assets	300,518	355,328

Furniture and equipment net of accumulated depreciation of $37,069 and $34,197, respectively	2,095	3,707
Mineral property	1,879,608	1,879,608
Deposits	22,440	22,440
Total Assets	$2,204,661	$2,261,083

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$83,163	$111,406
Accrued liabilities	45,000	54,141
Total Current Liabilities	128,163	165,547

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 251,327,040 and 245,582,461 issued and outstanding, respectively	251,328	245,582
Additional paid-in capital	201,903,913	200,010,493
Deficit accumulated during the exploration stage	(200,078,743)	(198,160,539)
Total Stockholders’ Equity	2,076,498	2,095,536
Total Liabilities and Stockholders’ Equity	$2,204,661	$2,261,083

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents Index to Financial Statements

 EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES

				July 26, 2002
				(Inception)
				Through
	For the Years Ended September 30,			September 30,
	2012	2011	2010	2012
				(Unaudited)
OPERATING EXPENSES:
Professional fees	$370,565	$88,252	$164,282	$3,873,844
Officer compensation expense	—	—	—	2,863,833
Administrative consulting fees	255,000	260,000	781,256	2,425,766
Management fees, related party	—	—	—	320,500
Legal and accounting fees	178,909	340,960	110,332	1,880,256
Exploration costs	611,106	509,104	195,775	3,610,572
Other general and administrative	502,835	1,190,420	83,968	7,013,305
Write-off of accounts payable and accrued interest	—	(7,000)	(56,364)	(63,364)
Loss on impairment of mineral property	—	176,567,424	—	176,567,424
(Gain) loss on asset dispositions	—	—	—	34,733
Total Operating Expenses	1,918,415	178,949,160	1,279,249	198,526,869

LOSS FROM OPERATIONS	(1,918,415)	(178,949,160)	(1,279,249)	(198,526,869)

OTHER INCOME (EXPENSE):
Interest income	211	2,283	715	39,459
Other income	—	18,632	—	18,632
Forgiveness of debt	—	—	—	115,214
Interest expense:
Related parties	—	—	—	(68,806)
Other	—	—	(454)	(308,740)
Gain (loss) on extinguishment of liabilities	—	—	2,459	(222,748)
Gain on derivative instrument liability	—	7,203	—	7,203
Accretion of notes payable discounts	—	—	—	(1,132,088)
Total Other Income (Expense)	211	28,118	2,720	(1,551,874)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,918,204)	(178,921,042)	(1,276,529)	(200,078,743)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(1,918,204)	$(178,921,042)	$(1,276,529)	$(200,078,743)

Basic and Diluted Per Share Data:
Net Loss Per Share - basic and diluted	$(0.01)	$(0.89)	$(0.01)

Weighted Average Common Shares Outstanding:
Basic and diluted	248,234,847	199,934,079	90,972,066

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

July 26, 2002 (Inception) through September 30, 2012

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total

Initial Issuance of Common Stock	3,315,000	$3,315	$—	$(3,306)	$—	$9
Net loss	—	—	—	—	(21,577)	(21,577)
Balances at September 30, 2002 (Unaudited)	3,315,000	$3,315	$—	$(3,306)	$(21,577)	$(21,568)

Acquisition of DML Services on March 17, 2003	6,720,000	6,720	—	(56,720)	—	(50,000)
Common stock and warrants issued for services	150,000	150	—	188,850	—	189,000
Common stock issued for compensation	2,114,280	2,115	—	847,885	—	850,000
Common stock issued for interest expense related to a note payable	525,000	525	—	16,975	—	17,500
Issuance of common stock to Gold and Minerals Company, Inc. in connection with purchase of interests in assets of El Capitan, Ltd. in November 2002	35,685,000	35,685	—	(35,663)	—	22
Issuance of common stock to Gold and Minerals Company, Inc. in connection with purchase of COD property in August 2003	3,600,000	3,600	—	(3,600)	—	—
Net loss	—	—	—	—	(1,561,669)	(1,561,669)
Balances at September 30, 2003 (Unaudited)	52,109,280	$52,110	$—	$954,421	$(1,583,246)	$(576,715)

Beneficial conversion of notes payable	—	—	—	75,000	—	75,000
Common stock issued for acquisition of Weaver property interest in July 2004	3,000,000	3,000	—	(3,000)	—	—
Common stock issued for compensation	3,650,164	3,650	—	516,350	—	520,000
Common stock issued for notes payable	1,827,938	1,827	—	381,173	—	383,000
Common stock issued for services and expenses	2,082,234	2,083	—	393,682	—	395,765
Costs associated with warrants and options issued	—	—	—	108,000	—	108,000
Stock subscriptions	—	—	50,000	—	—	50,000
Net loss	—	—	—	—	(1,314,320)	(1,314,320)
Balances at September 30, 2004 (Unaudited)	62,669,616	$62,670	$50,000	$2,425,626	$(2,897,566)	$(359,270)

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

July 26, 2002 (Inception) through September 30, 2012

(Continued)

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total

Beneficial conversion of notes payable	—	—	—	21,635	—	21,635
Common stock issued for notes payable	383,576	384	—	153,042	—	153,426
Common stock issued for services	2,290,557	2,290	—	1,254,245	—	1,256,535
Common stock sold in private placement	3,865,000	3,865	—	1,785,272	—	1,789,137
Costs associated with warrants and options issued	—	—	—	149,004	—	149,004
Discounts on issuance of notes payable	—	—	—	113,448	—	113,448
Subscribed stock issued	200,000	200	(50,000)	49,800	—	—
Net loss	—	—	—	—	(3,244,841)	(3,244,841)
Balances at September 30, 2005 (Unaudited)	69,408,749	$69,409	$—	$5,952,072	$(6,142,407)	$(120,926)

Beneficial conversion of notes payable	—	—	—	128,572	—	128,572
Common stock issued for compensation	364,912	364	—	286,772	—	287,136
Common stock issued for exercise of options and warrants	498,825	499	—	256,251	—	256,750
Common stock issued for notes payable	2,124,726	2,125	—	1,147,875	—	1,150,000
Common stock issued for services	310,000	310	—	274,690	—	275,000
Common stock sold in private placement	2,189,697	2,190	—	1,158,775	—	1,160,965
Costs associated with warrants and options issued	—	—	—	163,750	—	163,750
Discounts on issuance of convertible notes payable	—	—	—	1,018,640	—	1,018,640
Provision for deferred income tax related to a timing difference on debt discount	—	—	—	(80,322)	—	(80,322)
Net loss	—	—	—	—	(4,041,802)	(4,041,802)
Balances at September 30, 2006 (Unaudited)	74,896,909	$74,897	$—	$10,307,075	$(10,184,209)	$197,763

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

July 26, 2002 (Inception) through September 30, 2012

(Continued)

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total

Common stock issued for compensation	966,994	968	—	604,583	—	605,551
Common stock issued for exercise of options and warrants	2,258,000	2,258	—	1,121,742	—	1,124,000
Common stock issued for notes payable	1,500,000	1,500	—	748,500	—	750,000
Common stock issued for services	80,216	81	—	52,325	—	52,406
Common stock sold in private placement	50,000	50	—	24,950	—	25,000
Costs associated with warrants and options issued	—	—	—	2,249,475	—	2,249,475
Reverse provision for deferred income tax related to a timing difference on debt discount	—	—	—	80,322	—	80,322
Net loss	—	—	—	—	(4,437,775)	(4,437,775)
Balances at September 30, 2007	79,752,119	$79,754	$—	$15,188,972	$(14,621,984)	$646,742

Common stock issued for compensation	1,637,356	1,637	—	358,774	—	360,411
Common stock issued for exercise of options and warrants	1,257,500	1,257	—	176,568	—	177,825
Common stock issued for exercise of cashless warrants	12,000	12	—	(12)	—	—
Common stock issued for services	3,213,150	3,212	—	662,035	—	665,247
Common stock sold in private placement	300,000	300	—	149,700	—	150,000
Costs associated with warrants and options issued	—	—	—	1,156,590	—	1,156,590
Net loss	—	—	—	—	(2,387,483)	(2,387,483)
Balances at September 30, 2008	86,172,125	$86,172	$—	$17,692,627	$(17,009,467)	$769,332

Common stock issued for compensation	562,500	563	—	44,437	—	45,000
Common stock issued for exercise of options and warrants	725,000	725	—	35,525	—	36,250
Common stock issued for services	1,127,744	1,127	—	95,205	—	96,332
Costs associated with warrants and options issued	—	—	—	249,759	—	249,759
Net loss	—	—	—	—	(953,501)	(953,501)
Balances at September 30, 2009	88,587,369	$88,587	$—	$18,117,553	$(17,962,968)	$243,172

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

July 26, 2002 (Inception) through September 30, 2012

(Continued)

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total

Common stock issued for compensation	2,075,927	2,076	—	647,234	—	649,310
Common stock issued for services	525,000	525	—	180,975	—	181,500
Common stock sold in private placement	4,255,374	4,255	—	1,485,111	—	1,489,366
Conversion of accounts payable and accrued liabilities to equity	346,399	347	—	30,829	—	31,176
Net loss	—	—	—	—	(1,276,529)	(1,276,529)
Balances at September 30, 2010	95,790,069	$95,790	$—	$20,461,702	$(19,239,497)	$1,317,995

Common stock issued for services	183,000	183	—	175,757	—	175,940
Common stock issued for the acquisition of Gold and Minerals Company, Inc.	148,127,043	148,127	—	177,604,325	—	177,752,452
Common stock issued for exercise of warrants	366,667	367	—	212,300	—	212,667
Common stock issued under settlement agreement	332,285	332	—	328,683	—	329,015
Common stock sold in private placement	783,396	783	—	514,836	—	515,619
Costs associated with options	—	—	—	745,213	—	745,213
Merger rounding share issued	1	—	—	1	—	1
Stock issuance costs for the acquisition	—	—	—	(32,324)	—	(32,324)
Net loss	—	—	—	—	(178,921,042)	(178,921,042)
Balances at September 30, 2011	245,582,461	$245,582	$—	$200,010,493	$(198,160,539)	$2,095,536

Common stock issued for services	435,000	435	—	118,965	—	119,400
Common stock sold in private placement	5,289,384	5,291	—	1,444,709	—	1,450,000
Costs associated with options	—	—	—	329,766	—	329,766
Gold and Minerals Company, Inc. merger rounding shares	20,195	20	—	(20)	—	—
Net loss	—	—	—	—	(1,918,204)	(1,918,204)
Balances at September 30, 2012	251,327,040	$251,328	$—	$201,903,913	$200,078,743	$2,076,498

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				July 26, 2002
				(Inception)
				Through
	For the Years Ended September 30,			September 30,
	2012	2011	2010	2012
				(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,918,204)	$(178,921,042)	$(1,276,529)	$(200,078,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrant and option associated costs	329,766	745,213	—	5,151,557
Beneficial conversion feature of notes payable	—	—	—	225,207
Non-cash expense with a affiliate	—	—	—	7,801
Stock-based compensation	119,400	175,940	830,810	6,724,533
Non-cash merger related costs	—	1	—	1
Accretion of discounts on notes payable	—	—	—	1,132,088
(Gain) loss on fixed asset disposition	—	—	—	34,733
(Gain) on derivative instruments liability	—	(7,203)	—	(7,203)
Loss on impairment of mineral property	—	176,567,424	—	176,567,424
Write-off accounts payable and accrued interest	—	(7,000)	(56,364)	(63,364)
Forgiveness of debt	—	—	—	(115,214)
(Gain) on conversion of debt	—	—	(2,459)	(2,459)
Provision for uncollectible note receivable	—	—	—	62,500
Non-cash litigation settlement	—	214,642	—	214,642
Depreciation	3,472	4,975	5,727	83,068
Net change in operating assets and liabilities:
Miscellaneous receivable	—	—	—	4,863
Interest receivable	—	—	—	(13,611)
Prepaid expenses and other current assets	(27,044)	10,714	(15,714)	(60,706)
Advances on behalf of affiliated company	—	(28,117)	(18,944)	(562,990)
Accounts payable	(28,243)	(16,653)	(1,285)	92,583
Accounts payable - related party	—	—	—	364
Accrued liabilities	(9,141)	(221,762)	5,980	265,306
Interest payable, other	—	—	—	49,750
Net Cash Used in Operating Activities	(1,529,994)	(1,482,868)	(528,778)	(10,287,870)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property interest	—	—	—	(100,000)
Purchase of furniture and equipment	(1,860)	(600)	—	(150,600)
Proceeds from sale of fixed assets	—	—	—	32,001
Deposits	—	—	—	(22,440)
Issuance of notes receivable	—	—	—	(249,430)
Payments received on note receivable	—	62,520	—	129,450
Cash received in acquisition of Gold and Minerals Co., Inc.	—	89,902	—	89,902
Costs associated with acquisition share issuance	—	(32,324)	—	(32,324)
Cash paid in connection with acquisition of DML Services, Inc.	—	—	—	(50,000)
Net Cash Used in Investing Activities	(1,860)	119,498	—	(353,441)

(Continued)

 The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

				July 26, 2002
				(Inception)
				Through
	For the Years Ended September 30,			September 30,
	2012	2011	2010	2012
				(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,450,000	515,619	1,489,366	6,911,591
Costs associated with sale of stock	—	—	—	(19,363)
Proceeds from notes payable, related parties	—	—	—	219,900
Proceeds from warrant exercise	—	212,667	—	1,550,742
Proceeds from notes payable, other	—	—	—	2,322,300
Increase in finance contracts	—	—	—	117,479
Repayments of notes payable, related parties	—	—	—	(61,900)
Payments on finance contracts	—	—	(7,913)	(117,479)
Repayments of notes payable, other	—	—	—	(43,874)
Net Cash Provided by Financing Activities	1,450,000	728,286	1,481,453	10,879,396

INCREASE (DECREASE) IN CASH	(81,854)	(635,084)	952,675	238,085

CASH, BEGINNING OF YEAR	319,939	955,023	2,348	—
CASH, END OF YEAR	$238,085	$319,939	$955,023	$238,085

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$454	$172,917
Cash paid for income taxes	—	—	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets disposed for accrued liabilities	$—	$—	$—	1,991
Issuance of common stock to Gold and Minerals Co., Inc. in connection with the purchase of interest in of El Capitan, Limited	20	—	—	28
Issuance of common stock to Gold and Minerals Co., Inc. in connection with the purchase of the COD property	—	—	—	3,600
Issuance of common stock to Gold and Minerals Co., Inc. in connection with the purchase of the Weaver property	—	—	—	3,000
Net non-cash advances from affiliated company	—	—	—	562,990
Notes payable and accrued interest converted to equity	—	—	—	2,495,544
Accounts payable and accrued liabilities converted to equity	—	—	31,176	31,176
Issuance of common stock to former Company officers	—	329,015	—	329,015
Issuance of common stock to Gold and Minerals Co., Inc. stockholders in connection with the merger of Gold and Minerals Co., Inc.	—	177,752,452	—	177,752,452

 The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

El Capitan is in the exploration stage and since inception, has completed certain acquisitions and transactions (see Note 2), but has not had any revenue producing operations.

Principals of Consolidation

With the acquisition of Gold and Minerals Company, Inc. (“Minerals”) (see Note 2), the Company also became the 100% owner of EL Capitan, LTD. (“ECL”). Prior to the acquisition of Minerals, the Company owned a 40% interest in ECL, and Minerals owned the remaining 60% interest in ECL. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries El Capitan Precious Metals, Inc., a Delaware corporation; Minerals, a Nevada corporation; and ECL, an Arizona corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Table of Contents Index to Financial Statements

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

Depreciation expense for the years ended September 30, 2012, 2011 and 2010 was $3,472, $4,975 and $5,727, respectively.

Net Income (Loss) Per Share

The Company calculates net income (loss) per share as required by Accounting Standards Codification subtopic 260-10, Earnings per Share (ASC 260-10”). Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. For the years ended September 30, 2012, 2011 and 2010, the impact of outstanding stock equivalents has not been included as they would be anti-dilutive.

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

The Company accounts for share based payments in accordance with ASC 718, Compensation - Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. In accordance with ASC 718-10-30-9, Measurement Objective – Fair Value at Grant Date, the Company estimates the fair value of the award using the Black-Scholes option pricing model for valuation of the share-based payments. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. The simplified method is used to determine compensation expense since historical option exercise experience is limited relative to the number of options issued. The compensation cost is recognized ratably using the straight-line method over the expected vesting period.

El Capitan recognized stock-based administrative compensation aggregating $329,766, $745,213 and $-0- for common stock options issued to administrative personnel and consultants during the years ended September 30, 2012, 2011 and 2010, respectively. Also during the years ended September 30, 2012, 2011 and 2010, the Company paid stock based compensation to consultants aggregating $119,400, $175,940 and $830,810, respectively.

Table of Contents Index to Financial Statements

Impairment of Long-Lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17, Measurement of an Impairment Loss, if events or circumstances indicate that their carrying amount might not be recoverable. As of September 30, 2012, precious metals recovery process for precious metals is on target with the Company’s updated report from our independent geologist in January 2012 and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal. During the fiscal year ended September 30, 2011, the Company recorded an impairment loss of $176,567,424 on its mineral property (see Note 2). There were no impairments to long-lived assets for the Company’s fiscal years ended 2012, or 2010.

Mineral Property Costs

Mineral property exploration costs are expensed as incurred until such time as economic reserves are quantified. To date El Capitan has not established any proven or probable reserves on its mineral properties. The Company has capitalized $1,879,608 of mineral property acquisition costs reflecting its investment in the El Capitan site.

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

Recently Issued Accounting Pronouncements

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between IFRS and U.S. GAAP. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The amendments are effective for interim and annual periods beginning after December 15, 2011. The Company adopted this adopted this updated authoritative guidance there was no material impact on the Company consolidated financial statement disclosures.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. The Company has adopted this standard did not materially expand its consolidated financial statement note disclosures.

Table of Contents Index to Financial Statements

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” This pronouncement was issued to simplify how entities test for impairment of indefinite-lived intangible assets. Under this pronouncement, an entity has the option first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. In conclusion of this assessment, if an entity finds that it is not more likely than not that an indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with ASC Topic 350, “Intangibles – Goodwill and Other.” This pronouncement is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC during the current reporting period did not, or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 – ACQUISITIONS AND DIVESTITURES

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

Table of Contents Index to Financial Statements

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

Due to insufficient mineral property testing data being available to determine the fair value of the property, for conservative purposes, the fair value of the mineral property was impaired down to its original book value. Management believes the book value of the property is representative of its fair value. During the year ended September 30, 2011, the Company recorded an impairment loss of $176,567,424. The mineral property had a fair value of $1,879,608 as of September 30, 2012 and 2011.

The assets of ECL primarily consist of the El Capitan property, an inactive iron and related mineral property located in New Mexico. At September 30, 2012, the property contained four patented claims and 188 unpatented claims encompassing approximately 3,840 acres in the Capitan Mountains in Lincoln County, New Mexico. The property has no proven reserves.

Table of Contents Index to Financial Statements

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Consulting Agreements

Effective May 1, 2009, El Capitan has informal arrangements with two individuals, one of whom is an officer and is also director of El Capitan, pursuant to which such individuals serve as support staff for the functioning of the home office and all related corporate activities and projects.

Effective June 1, 2010, El Capitan amended the aggregate monthly payments with two individuals under the arrangements to $16,667. Effective July 1, 2010, El Capitan made a formal arrangement with an officer of the Company to oversee investor relations at remuneration of $5,000 a month through June 2012. There are no written agreements with these individuals.

Total administrative consulting fees expensed under these informal agreements for the year ended September 30, 2012, 2011 and 2010 was $255,000, $260,000 and $781,256, respectively.

In January 2012, we retained Management Resource Initiatives, Inc., a company controlled by a Director of El Capitan, for services with a monthly consulting fee of $10,000 (see Note 6).

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

Table of Contents Index to Financial Statements

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

On March 17, 2011, in connection with a settlement agreement with two former officers of the Company, the Company agreed to pay $322,500 of the settlement in shares of common stock to be issued in four monthly installments based on the volume weighted average closing price of the Company’s common stock for the twenty days preceding the each issuance date of the shares. The Company evaluated the instrument under FASB ASC 815-15 and determined that it is required to be accounted for as a derivative due to the number of shares to be issued in the future not being determinable. The fair market value of the derivative instrument at March 31, 2011 was determined to be $348,022 based upon the closing price of the Company’s common stock on that date. Through June 30, 2011, the share settlement obligation was fulfilled through the issuance of 332,285 common shares and the fair market value of the derivative instrument was determined to be $-0- as of June 30, 2011, resulting in a gain on derivative liability of $7,203 for the year ended September 30, 2011.

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

NOTE 5 – FAIR VALUE MEASUREMENTS

U.S. accounting standards require disclosure of a fair-value hierarchy of inputs the Company uses to value an asset or a liability. In September 2006, the FASB issued new accounting guidance, which establishes a framework for measuring fair value under generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. The Company previously partially adopted this guidance for all instruments recorded at fair value on a recurring basis. In the second quarter of fiscal 2010, the Company adopted the remaining provisions of the guidance for all non-financial assets and liabilities that are not re-measured at fair value on a recurring basis. The adoption of these provisions did not have an impact on the Company’s consolidated financial statements.

Fair value standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, the standards establish a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires that the Company maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of the fair-value hierarchy are described as follows:

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

Table of Contents Index to Financial Statements

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on September 30, 2012 and 2011.

	Level 1	Level 2	Level 3	Total
Assets
Mineral property	$—	$—	$1,879,608	$1,879,608

Liabilities
None	$—	$—	$—	$—

The mineral property associated with the El Capitan project which the Company which the Company is intending to market the site for sale to a major mining company and is classified as Level 3. The fair value of the mineral property is determined based upon the cost basis the of El Capitan’s investment in the mineral property under U.S. GAAP. A qualified independent third party appraisal has been done on the property. The appraised value was established based upon comparable sales of similar assets, certain assumptions regarding market demand for this asset and detail property data input as supplied by the Company’s consulting geologist. As this valuation was based upon unobservable inputs, El Capitan classified the mineral property as Level 3. There was no change in the carrying valuation of the mineral property during the year ended September 30, 2012.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On January 31, 2012, the Company engaged Houlihan Lokey Capital, Inc. as its exclusive financial advisor to assist the Company in evaluating potential strategic alternatives related to the approximately 3,740 acre property located near Capitan, New Mexico, including the potential sale of the property. As part of the contract the Company paid a retainer of $100,000 and is committed to a monthly payment of approximately $2,000 for fees and cost incurred.

In January 2012, we retained Management Resource Initiatives, Inc. for managing and overseeing the process of marketing and selling the Company and performing other services aimed at furthering the Company's strategic goals pursuant to an unwritten consulting arrangement. Under this arrangement, the Company pays Management Resource Initiatives a monthly consulting fee of $10,000. The Company made aggregate payments of $90,000 to Management Resource Initiatives during fiscal 2012. Management Resource Initiatives is a related party because it is a corporation that is wholly-owned by John F. Stapleton who is a Director of El Capitan.

NOTE 7 – INCOME TAXES

El Capitan has incurred no income taxes during the period from July 26, 2002 (inception) through September 30, 2012. The calculated tax deferred benefit at September 30, 2012, 2011 and 2010 is based on a Federal statutory income tax rate of 34% applied to the loss before provision for income taxes.

Table of Contents Index to Financial Statements

The following table accounts for the differences between the actual income tax benefit and amounts computed for the years ended September 30, 2012, 2011 and 2010:

	Year Ended September 30,
	2012	2011	2010

Tax (expense) benefit at the federal statutory rate	$539,141	$647,309	$433,769
State tax (expense) benefit	110,524	132,698	88,923
Expiration of state operating losses	(136,624)	(209,208)	(226,006)
Decrease (increase) in valuation allowance	(513,041)	(570,799)	(296,686)
Income tax expense	$—	$—	$—

The components of the deferred tax asset and deferred tax liability at September 30, 2012 and 2011 are as follows:

	Year Ended September 30,
	2012	2011

Deferred tax assets	$6,300,581	$5,787,539
Valuation allowance	(6,300,581)	(5,787,539)
Net deferred tax asset after valuation allowance	$—	$—

A valuation allowance has been provided to reduce the net deferred tax asset, as management determined that it is more likely than not that the deferred tax assets will not be realized. The prior year’s net tax benefits have been restated in the current year to reflect presentation in the current year.

At September 30, 2012, El Capitan has net operating loss carry forwards for financial statement purposes for Federal income tax approximating $17,470,000. These losses expire in varying amounts between September 30, 2023 and September 30, 2032.

At September 30, 2012, El Capitan has net operating loss carry forwards for financial statement purposes for State income tax approximating $5,160,000. These losses expire in varying amounts between September 30, 2014 and September 30, 2017.

NOTE 8 – 2005 STOCK INCENTIVE PLAN

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

At September 30, 2012, the 2005 Stock Incentive Plan has 13,384,469 shares available for grant.

Table of Contents Index to Financial Statements

NOTE 9 – STOCKHOLDERS’ EQUITY

Equity Purchase Agreement

On July 11, 2011, the Company entered into an Equity Purchase Agreement (the “Agreement”) with Southridge Partners II, LP (“Southridge”), pursuant to which the Company may from time to time, in its discretion, sell newly-issued shares of its common stock to Southridge for aggregate gross proceeds of up to $5,000,000. Unless terminated earlier, Southridge’s purchase commitment will automatically terminate on the earlier of July 11, 2013 or the date on which aggregate purchases by Southridge under the Agreement total $5,000,000. El Capitan has no obligation to sell any shares under the Agreement. The Agreement may be terminated by the Company at any time. Southridge will have no obligation to purchase shares under the Agreement to the extent that such purchase would cause Southridge to own more the 9.99% of the El Capitan’s common stock. As of September 30, 2012, the Company had available gross proceeds of $3,050,000 under the Agreement to sell newly-issued shares of El Capitan common stock.

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

The offering of shares under the Agreement is being made pursuant to the Company's effective registration statement on Form S-3 (Registration Statement No. 333-175038) previously filed with the Securities and Exchange Commission, and a prospectus supplements thereunder. The S-3 Registration Statement utilized a “shelf” registration process. Under this shelf registration process, from time to time, the Company may sell any combination of the securities described in this prospectus in one or more offerings, up to a total dollar amount of $5,000,000.

Common Stock

During the Company’s fiscal year ended September 30, 2012, El Capitan issued 5,289,384 shares of common stock at an average price of $0.28 at per share under the terms Equity Purchase Agreement and received cash proceeds of $1,450,000.

On September 7, 2012, El Capitan issued 15,000 shares of S-8 common stock pursuant to our 2005 Stock Incentive Plan for outside consulting services valued at $6,600, the value of the closing price of the stock on the date of issuance.

During the quarter ended June 30, 2012, El Capitan issued 320,000 shares of S-8 common stock pursuant to our 2005 Stock Incentive Plan for outside consulting services from two consultants valued at $79,800, the value of the closing price of the stock on the date of issuance.

Table of Contents Index to Financial Statements

On March 6, 2012, El Capitan issued 100,000 shares of S-8 common stock pursuant to our 2005 Stock Incentive Plan for outside consulting services valued at $33,000, the value of the closing price of the stock on the date of issuance.

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

During the quarter ended June 30, 2011, El Capitan issued 332,285 shares of S-8 common stock at an aggregate value of $329,014 based upon the closing price on the date of issuances as provided for under the settlement agreement with two former officers of the Company.

On May 13, 2011, El Capitan issued one (1) rounding share of common stock to a Minerals stockholder as provided for under the Merger Agreement with Minerals.

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

Table of Contents Index to Financial Statements

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

Table of Contents Index to Financial Statements

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

Table of Contents Index to Financial Statements

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

During the years ended September 30, 2012, 2011 and 2010, the Company did not issue any warrants.

The following table summarizes the warrant activity for the years ended September 30, 2012, 2011 and 2010:

	Warrants Outstanding		Warrants Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Balance, September 30, 2009	1,235,031	$0.59	1,235,031	$0.59
Granted	—	—	—	—
Expired/Cancelled	(368,364)	(0.58)	(368,364)	(0.58)
Exercised	—	—	—	—

Balance, September 30, 2010	866,667	$0.60	866,667	$0.60
Granted	—	—	—	—
Expired/Cancelled	(500,000)	(0.60)	(500,000)	(0.60)
Exercised	(366,667)	(0.58)	(366,667)	0.58)

Balance, September 30, 2011	—	—	—	—
Granted	—	—	—	—
Expired/Cancelled	—	—	—	—
Exercised	—	—	—	—

Balance, September 30, 2012	—	—	—	—

Table of Contents Index to Financial Statements

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

During the year ended September 30, 2010, 450,000 options at an exercise price of $0.70 expired, and 250,000 options previously granted to the former CEO and President of the Company were cancelled due to the original amount granted being granted in excess of the annual amount allowed to any single individual under the 2005 Stock Incentive Plan.

During the year ended September 30, 2010, the Company did not grant any options.

On February 7, 2011, the three Directors of the Company were each awarded a two-year 500,000 share stock option at an exercise price of $1.02 per share. The options vest on April 30, 2011, and have a cashless exercise provision. The fair value of the options was determined to be $745,213 using the Black-Scholes option pricing model was expensed as stock-based compensation. The significant assumptions used in the valuation were: the exercise price $1.02, on February 7, 2011, the market value of the Company’s common stock, expected volatility of 123.942%, risk free interest rate of 0.31% and expected dividend yield of zero. The options qualify as “plain vanilla” options under the provisions of SAB No. 107.

During the year ended September 30, 2011, the Company cancelled 1,500,000 options at an exercise price of $0.14 and 100,000 options at an exercise price of $0.56.

On November 1, 2011, pursuant to the 2005 Stock Incentive Plan, the Company granted to a consultant a two-year stock option to purchase 100,000 shares of the Company common stock, at an exercise price of $0.42 per share. The option became fully vested upon the execution of an engagement agreement between the Company and specified investment banker or one of its affiliates that occurred on January 31, 2012. The fair value of the options was determined to be $24,628, using the Black-Scholes option pricing model, was expensed as stock-based compensation. The significant assumptions used in the valuation were: the exercise price $0.42, on November 1, 2011, the market value of the Company’s common stock, expected volatility of 115.379%, risk free interest rate of 0.23%, expected term of two years and expected dividend yield of zero.

On January 31, 2012, pursuant to the 2005 Stock Incentive Plan, the Company granted to the chairman of the board of directors a two-year stock option to purchase 500,000 shares of the Company common stock, which vested immediately, at an exercise price of $0.38 per share. The fair value of the options was determined to be $80,375, using the Black-Scholes option pricing model and was expensed as stock-based compensation. The significant assumptions used in the valuation were: the exercise price $0.38, on January 31, 2012, the market value of the Company’s common stock, expected volatility of 111.377%, risk free interest rate of 0.22%, expected term of one year and expected dividend yield of zero.

Table of Contents Index to Financial Statements

On July 6, 2012, two Directors of the Company were each awarded a ten-year 500,000 share stock option at an exercise price of $0.21 per share which vested immediately and have a cashless exercise provision. The fair value of the options was determined to be $181,756 using the Black-Scholes option pricing model was expensed as stock-based compensation. The significant assumptions used in the valuation were: the exercise price $0.21, on July 6, 2012, the market value of the Company’s common stock, expected volatility of 133.12%, risk free interest rate of 0.64%, expected term of five years and expected dividend yield of zero.

On July 6, 2012, a new Director of the Company was awarded a ten-year 500,000 share stock option at an exercise price of $0.21 per share which will have a twelve month vesting period and a cashless exercise provision. The fair value of the options was determined to be $90,878 using the Black-Scholes option pricing model was expensed as stock-based compensation. The significant assumptions used in the valuation were: the exercise price $0.21, on July 6, 2012, the market value of the Company’s common stock, expected volatility of 133.12%, risk free interest rate of 0.64%, expected term of five years and expected dividend yield of zero. Stock-based compensation was recorded related to this grant during the year ended September 30, 2012, of $22,720 and $68,158 will be expensed over the remaining vesting period.

On July 6, 2012, pursuant to the 2005 Stock Incentive Plan, the Company granted to a consultant a ten year stock option to purchase 100,000 shares of the Company common stock, at an exercise price of $0.21 per share which vested immediately and has a cashless exercise provision. The fair value of the options was determined to be $20,287, using the Black-Scholes option pricing model, was expensed as stock-based compensation. The significant assumptions used in the valuation were: the exercise price $0.21 on July 6, 2012, the market value of the Company’s common stock, expected volatility of 132.11%, risk free interest rate of 1.571%, expected term of ten years and expected dividend yield of zero.

The following table summarizes the option activity for the years ended September 30, 2012, 2011 and 2010:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price

Balance, September 30, 2009	3,250,000	$0.35
Granted	—	—
Exercised	—	—
Expired/Cancelled	(700,000)	$(0.50)

Balance, September 30, 2010	2,550,000	$0.31
Granted	1,500,000	$1.02
Exercised	—	—
Expired/Cancelled	(1,600,000)	$(0.17)

Balance, September 30, 2011	2,450,000	$0.84
Granted	2,200,000	$0.26
Exercised	—	—
Expired/Cancelled	—	—

Balance, September 30, 2012	4,650,000	$0.57

Exercisable at September 30, 2012	4,275,000	$0.60

Table of Contents Index to Financial Statements

The range of exercise prices and the weighted average exercise price and remaining weighted average life of the options outstanding at September 30, 2012 were $0.21 to $1.02 and 4.2 years, respectively. The aggregate intrinsic value of the outstanding options at September 30, 2012 was $386,750.

El Capitan has a stock incentive plan under which 30,000,000 shares are reserved and registered for stock and option grants. There were 13,384,469 shares available for grant under the Plan at September 30, 2012, excluding the 4,650,000 options outstanding.

NOTE 10 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Fiscal Year 2012:
Total Operating Expenses	$369,669	$608,808	$439,968	$499,970	$1,918,415
Loss from Operations	(369,669)	(608,808)	(439,968)	(499,970)	(1,918,415)
Total Other Income (Loss)	61	55	53	42	211
Net Loss	$(369,608)	$(608,753)	$(439,915)	$(499,928)	$(1,918,204)
Net Loss Share	$(0.00)	(0.00)	$0.00	$(0.00)	$(0.01)
Weighted Average Shares Outstanding	245,970,992	247,610,100	249,121,239	250,615,320	248,234,847

Fiscal Year 2011:
Total Operating Expenses	$251,947	$1,201,406	$592,112	$176,903,695	$178,949,160
Loss from Operations	(251,947)	(1,201,406)	(592,112)	(176,903,695)	(178,949,160)
Total Other Income (Loss)	384	(13,336)	33,252	7,818	28,118
Net Loss	$(251,563)	$(1,214,742)	$(558,860)	$(176,895,877)	$(178,921,042)
Net Loss Share	$(0.00)	$(0.01)	$(0.00)	$(0.72)	$(0.89)
Weighted Average Shares Outstanding	95,818,434	214,714,259	244,580,999	245,429,223	199,934,079

Fiscal Year 2010:
Total Operating Expenses	$93,518	$68,981	$818,244	$298,506	$1,279,249
Loss from Operations	(93,518)	(68,981)	(818,244)	(298,506)	(1,279,249)
Total Other Income (Loss)	(229)	2,290	52	607	2,720
Net Loss	$(93,747)	$(66,691)	$(818,192)	$(297,899)	$(1,276,529)
Net Loss Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Weighted Average Shares Outstanding	88,650,413	89,221,595	90,881,551	95,095,668	90,972,066

NOTE 11 - SUBSEQUENT EVENTS

Between October and December 2012, El Capitan issued 1,496,735 shares of common stock at $0.21 - $0.43 per share under the terms Equity Purchase Agreement and received aggregate cash proceeds of $400,000.

Between October and December 2012, El Capitan issued an aggregate of 45,000 shares of common stock for outside consulting services valued at $12,750.

On November 30, 2011, El Capitan amended the expiration date of an aggregate of 1,500,000 outstanding common stock options. The options originally expired on February 7, 2013. The expiration date of 1,000,000 of the options was extended to February 7, 2018 and the expiration date of 500,000 of the options was extended to June 22, 2013.

Table of Contents Index to Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our accountants during the last two fiscal years, and we have not had any material disagreements with our existing accountants during that time.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2012, that our disclosure controls and procedures were effective.

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

Management conducted an evaluation of the effectiveness, as of September 30, 2012, of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2012.

Table of Contents Index to Financial Statements

Report of Independent Registered Public Accounting Firm

MaloneBailey, LLP, the independent registered public accounting firm who audited our consolidated financial statements as of and for the year ended September 30, 2012, has issued an attestation report on our internal control over financial reporting as of September 30, 2012. That attestation report is included in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2012, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

Table of Contents Index to Financial Statements

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and directors of the Company as of September 30, 2012.

Name	Age	Position	Director Since

Charles C. Mottley	78	President, Chief Executive Officer, Director	April 21, 2009
Arly Richau	61	Secretary, Director	July 6, 2012
John F. Stapleton	69	Chief Financial Officer, Director, Chairman of the Board	April 21, 2009

Charles C. Mottley - Mr. Mottley was Chairman of the Board of Gold and Minerals Company, Inc. since February 2009 until the merger into the Company; and was on the Board of Trustees at Hampden-Sydney College from 2007 to May 2011. Mr. Mottley was President and a Director of El Capitan Precious Metals, Inc. from July 2002 to April 2007, when he resigned as president, but continued to serve as a Director until September 2007. He also provided consulting services to our Company from June 2007 to June 2008. Mr. Mottley also served as Chairman and Chief Executive Officer of Gold and Minerals Company, Inc., from 1978 until July 2005, at which time he resigned those positions. He was on the Board of the National Mining Association from 2005 to 2007 and has been employed in the mining industry in various capacities from equipment sales and services to active mining operations for over 36 years. Mr. Mottley is the author of five books and is the founder of the Fatherhood Foundation in Scottsdale, Arizona. Mr. Mottley received a Bachelor of Arts Degree from Hampden-Sydney College in 1958. On January 20, 2012, Mr. Mottley filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the Unites States Bankruptcy Court in and for the District of Arizona (Case No. 10-01419 GBN).

John F. Stapleton – Mr. Stapleton has been a Company director and Chairman of the Company’s Board of Directors since April 2009, and has served as Chief Financial Officer since February 2012. Mr. Stapleton has extensive experience with early-stage development companies and contributes a unique set of skills needed to achieve a focused strategy, early-stage funding, basic infrastructure and business model, all of which are central to creating a solid business platform to launch and scale a successful venture. Mr. Stapleton has a history of founding and supporting more than 25 emerging technology companies. As a senior officer and investor, Mr. Stapleton has been instrumental in the development and financing of several companies. Mr. Stapleton currently serves as a director on the emerging company boards of Advanced Circulatory Systems and Visible Customer.

Arly Richau  – Arly Richau has served as Director and Secretary of the Company since July 6, 2012. Mr. Richau earned his law degree from the University of North Dakota and has been in private practice in Phoenix, Arizona since 1997. He has been involved in various aspects of legal representation of the El Capitan mining project since 2011, including General Counsel to the Board of Directors of El Capitan Precious Metals, Inc. since its January 2011 merger with Gold and Minerals Company, Inc.

Table of Contents Index to Financial Statements

Audit Committee; Financial Expert

The Company has a standing audit committee comprised of two  directors, John Stapleton and Arly Richau. As set forth in the Company’s written audit committee charter, the audit committee assists the Board of Directors in fulfilling its responsibility for oversight of the quality and integrity of the accounting, auditing, and reporting practices of the Company, and such other duties as directed by the Board. The committee’s role includes a particular focus on the qualitative aspects of financial reporting to shareholders, and on the Company’s processes to manage business and financial risk, and for compliance with significant applicable legal, ethical, and regulatory requirements. The committee is directly responsible for the appointment, compensation, and oversight of the public accounting firm engaged to prepare and issue an audit report on the financial statements of the Company. We have posted our audit committee charter on our website at www.elcapitanpmi.com.

Mr. Richau is “independent” under the NASDAQ listing standards and applicable SEC rules and each member is free of relationships that, in the opinion of the Board, would interfere with his individual exercise of independent judgment. Neither of Messrs. Stapleton nor Richau is an “audit committee financial expert” as defined by the rules promulgated by the Securities and Exchange Commission. However, Mr. Stapleton has financial management experience and each member is able to read and understand fundamental financial statements, including our consolidated balance sheet, consolidated statement of expenses and consolidated statement of cash flows, and is generally knowledgeable in financial and auditing matters. Given the Company’s current lack of capital to engage an “expert,” and the knowledge of the current members of the audit committee, the Company has determined that its current member of the audit committee sufficiently operate and function without an “audit committee financial expert.”

Code of Ethics for Senior Financial Management

We have adopted a Code of Ethics that applies to our principal executive, financial and accounting officers (or persons performing similar functions). A copy of the Code of Ethics will be provided, without charge, to any person requesting it in writing, addressed to the attention of the Controller, El Capitan Precious Metals, Inc., 5871 Honeysuckle Road, Prescott, Arizona 86305. We have posted the Code of Ethics on our website at www.elcapitanpmi.com.

Nominating Committee

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

 Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater-than-10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the copies of such forms furnished to us during our fiscal year ending September 30, 2012 and written representations from the executive officers, directors and greater-than-10% beneficial owners of our common stock, all filers known by the Company required to make such filings were in compliance with Section 16(a) for the fiscal year ended September 30, 2012.

Table of Contents Index to Financial Statements

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section contains a discussion of the material elements of compensation awarded to, earned by or paid to (i) all individuals serving and our principal executive officer during fiscal 2012, (ii) all individuals serving as our principal financial officer during fiscal 2012, and (iii) our three most highly compensated other executive officers who were serving as executive officers at the end of fiscal 2012 (or such lesser number then serving as an executive officers). These individuals are referred to in this report as the “named executive officers.”

The Company’s current executive officers include Charles C. Mottley, President and Chief Executive Officer, and John F. Stapleton, Chief Financial Officer since February 2012. Messrs. Mottley and Stapleton also serve as members of the Company’s Board of Directors. Named executive officers about which information is set forth in the compensation tables below also include Stephen J. Antol, who served as Chief Financial Officer until February 2012. During fiscal 2011 and 2012, the Company elected to pay limited cash salaries and, instead, relied primarily upon stock option grants awarded to executive officers in their capacity as Company directors as a means of compensation. The Board believes that this compensation policy is warranted based in large part on the Company’s limited cash resources. The Board also believes that equity incentive compensation in the form of stock option grants aligns the interests of the Company’s executives with that of the Company’s stockholders, namely to maximize stockholder equity returns. In light of the Company’s current plan to market the El Capitan property for sale to a major mining company, the Board believes that stock options provide a meaningful incentive for management to execute on this strategic goal. In fiscal 2010, the Company compensated its executive officers with limited cash salaries and grants of common stock.

As President and Chief Executive Officer, the Company pays Mr. Mottley a salary of $10,000 per month and granted 500,000 share stock options to Mr. Mottley on each of February 7, 2011 and July 6, 2012 as compensation for his services as a director. As Chief Financial Officer since February 2012, the Company granted a 500,000 share stock option to Mr. Stapleton on July 6, 2012 as compensation for his services as a director. In addition, on January 31, 2012, the Company granted a 500,000 share stock option to Mr. Stapleton in his capacity as a director that vested in its entirety in February 2012 upon the Company engaging an investment banking firm to market the El Capitan property for sale. Mr. Stapleton does not receive compensation from the Company. As Chief Financial Officer until February 2012, the Company paid Mr. Antol $6,667 per month. Mr. Antol continues to serve as the Company’s Controller.

None of Messrs. Mottley, Stapleton or Antol are subject to written employment agreements.

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to, as of each of the fiscal years ended September 30, 2012, 2011 and 2010, each named executive officer.

Table of Contents Index to Financial Statements

Name and Principal Position	Fiscal Year	Salary	Option Awards (1)	All Other Compensation (1)		Total Compensation

Charles C. Mottley (2)	2012	$120,000	$—	$—		$120,000
President, Chief Executive Officer,	2011	$120,000	$—	$—		$120,000
Director	2010	$88,000	$—	$—		$88,000

Stephen J. Antol (4)	2012	$45,000	$—	$—		$45,000
Former Chief Financial Officer	2011	$80,000	$—	$—		$80,000
	2010	$73,256	$—	$80,000	(3)	$153,256

John F. Stapleton (5)	2012	$—	$—	$—		$—
Director, Chairman of the Board	2011	$—	$—	$—		$—
Chief Financial Officer	2010	$—	$—	$—		$—

________________

(1)	Amounts shown reflect the grant date fair value, calculated in accordance with FASB ASC 718, for stock based incentives granted during the fiscal years ended September 30, 2012, 2011 and 2010. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For a discussion of the assumptions relating to our valuations of the option awards, see Note 1 to the financial statements included in this Annual Report on Form 10-K. These amounts reflect our accounting expense for these stock options and do not correspond to the actual value that may be recognized by the named executive officers.
(2)	Mr. Mottley was appointed to the Board of Directors on April 21, 2009, and was appointed ECPN’s President and Chief Executive Officer on April 30, 2009. Mr. Mottley currently has no employment contract with ECPN. Effective June 1, 2010, the Board of Directors authorized monthly compensation of $10,000 per month for Mr. Mottley’s services as President and Chief Executive Officer.
(3)	Issuance of common stock valued at market price on the date of issuance.
(4)	Mr. Antol was appointed ECPN’s Chief Financial Officer on April 30, 2009. Mr. Antol currently has no employment contract with ECPN. Effective July 1, 2010, the Board of Directors authorized monthly compensation of $6,667 per month for Mr. Antol’s services as Chief Financial Officer and Principal Accounting Officer. Effective February 10, 2012, Mr. Antol resigned as Chief Financial Officer and Principal Accounting Officer of the Company due to health reasons and remained as Controller for the Company at the same rate of compensation.
(5)	Mr. Stapleton was appointed to the Board of Directors and as ECPN’s Chairman of the Board on April 21, 2009. On February 14, 2012, the Board of Directors of the Company appointed Mr. Stapleton as Chief Financial Officer and Principal Accounting Officer of ECPN. Mr. Stapleton currently has no employment contract with the Company.

Grants of Plan-Based Awards

There were no equity awards granted under our Plan to any named executive officer during the year ended September 30, 2012 as compensation for services provided as executive officers. Equity awards granted as compensation for director services are discussed below under “Director Compensation.”

Table of Contents Index to Financial Statements

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding each unexercised options held by each of the Company’s named executive officers as of September 30, 2012:

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

Charles C. Mottley	300,000	—	$0.56	7/21/15
	500,000	—	$1.02	2/7/13
	500,000	—	$0.21	7/6/22

John F. Stapleton	500,000	—	$1.02	2/7/13
	500,000	—	$0.38	1/31/14
	500,000	—	$0.21	7/6/22

_______________

(1)	All options granted are pursuant to the Company’s 2005 Stock Incentive Plan, as amended.

Severance and Change of Control Arrangements

The Company has no severance or change of control agreements in place with its executive officers. The Company’s Board of Directors, or a committee thereof, serving as plan administrator of its 2005 Stock Incentive Plan, has the authority to provide for accelerated vesting of the options granted to its named executive officers and any other person in connection with changes of control of the Company, including: (a) the sale, lease, exchange or other transfer of substantially all of its assets to a non-affiliate; (b) its liquidation or dissolution; (c) subject to certain limitations, if any person becomes the beneficial owner of in excess of 20% of the combined voting power of the Company’s outstanding securities having the right to vote at elections of directors; (d) subject to certain limitations, a merger or consolidation whereby the Company’s stockholders immediately prior to effective date of such merger or consolidation have beneficial ownership, immediately following the effective date of such merger or consolidation, of securities of the surviving corporation representing less than 80% of the combined voting power of the surviving corporation’s then outstanding securities ordinarily having the right to vote at elections of directors; or (e) if after the date our securities are first sold in a registered public offering, its then existing directors cease to constitute at least a majority of the board. This description constitutes only a summary of the relevant terms to the Company’s 2005 Stock Incentive Plan.

Director Compensation

On July 21, 2005, based upon recommendations from the Company’s compensation committee, the Board of Directors approved the compensation plan for the Board of Directors. The non-employee directors will be compensated with an annual retainer of $5,000, plus an additional $1,000 for each Board meeting attended by each such director in person plus $500 per month for all Board meetings attended by such director by telephone. In addition, non-employee directors serving as chairman of the audit and compensation committee shall receive an additional annual retainer of $4,000. Mr. Stapleton and Mr. Richau have agreed to defer Board member cash compensation until such time as the Company is in a stronger financial position and these expenses have not been incurred.

Table of Contents Index to Financial Statements

The following table shows the compensation earned by each of the Company’s directors for the year ended September 30, 2012:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (2)	Total

Charles C. Mottley (1)(3)	$—	$—	$90,878	$90,878
John F. Stapleton (1)(4)	$—	$—	$171,252	$171,252
Arly Richau (1)(5)	$—	$—	$20,287	$20,287

_____________

(1)	Mr. Mottley and Mr. Stapleton were appointed to the Board of Directors and as Chairman of the Board on April 21, 2009 and Mr. Richau was appointed to the Board of Directors on July 6, 2012. Mr. Stapleton and Mr. Richau have agreed to defer Board member cash compensation until such time as the Company is in a stronger financial position.
(2)	The amounts shown have been calculated in accordance with ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For a discussion of the assumptions relating to our valuations of the option awards, see Note 1 to the financial statements included in this Annual Report on Form 10-K. These amounts reflect our accounting expense for these stock options and do not correspond to the actual value that may be recognized by the director.
(3)	During fiscal 2012, Mr. Mottley was awarded an option to purchase 500,000 shares of our common stock at $0.21 per share, which had a grant date fair value (computed in accordance with FASB ASC Topic 718) of $90,878. As of September 30, 2012, Mr. Mottley held options to purchase 1,300,000 shares at a weighted average exercise price of $0.60 per share, all of which were fully vested.
(4)	During fiscal 2012, Mr. Stapleton was awarded (i) an option to purchase 500,000 shares of our common stock at $0.38 per share, which had a grant date fair value (computed in accordance with FASB ASC Topic 718) of $80,374, and (ii) an option to purchase 500,000 shares of our common stock at $0.21 per share, which had a grant date fair value (computed in accordance with FASB ASC Topic 718) of $90,978. As of September 30, 2012, Mr. Stapleton held options to purchase 1,500,000 shares at a weighted average exercise price of $0.54 per share, all of which were fully vested.
(5)	During fiscal 2012, Mr. Richau was awarded an option to purchase 500,000 shares of our common stock at $0.21 per share, which had a grant date fair value (computed in accordance with FASB ASC Topic 718) of $90,878. As of September 30, 2012, this option, which was the only option award then held by Mr. Richau, was vested with respect to 125,000 shares.

Compensation Committee

The Compensation Committee of the Company consists of a minimum of one director. Members of the Committee are appointed by the Board of Directors and may be removed by the Board of Directors in its discretion. All members of the Compensation Committee are required to be independent directors, and shall satisfy the Company’s independence guidelines for members of the Compensation Committee. Mr. Arly Richau serves as the only current member of the Compensation Committee.

Table of Contents Index to Financial Statements

The purpose of the Committee is to carry out the Board of Directors’ overall responsibility relating to executive compensation.

We have posted our Compensation Committee Charter on our website at www.elcapitanpmi.com.

Compensation Committee Interlocks and Insider Participation

Directors serving on the Compensation Committee during all or part of fiscal 2012 included John F. Stapleton and James Ricketts. Mr. Ricketts resigned as a director on June 22, 2012. There are no relationships among these individuals, the members of the Board of Directors or executive officers of ours that require disclosure under Item 407(e)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

Compensation Committee Report

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis portion contained in this Annual Report on Form 10-K. Based on this review and discussion, the compensation committee has recommended to the board of directors, and the board has agreed, that the section entitled “Compensation Discussion and Analysis” as it appears above be included in this report.

COMPENSATION COMMITTEE: Arly Richau

This report is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 10, 2012, certain information regarding beneficial ownership of our common stock according to the information supplied to us, that were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Table of Contents Index to Financial Statements

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Charles C. Mottley 8390 Via de Ventura, Suite F-110 Scottsdale, Arizona 85258,	17,241,985 (2)	6.8%

John F. Stapleton 8390 Via de Ventura, Suite F-110 Scottsdale, Arizona 85258,	5,995,980 (3)	2.4%

Arly Richau 8390 Via de Ventura, Suite F-110 Scottsdale, Arizona 85258,	1,051,431 (4)	0.4%

All Officers and Directors as a Group (3 Persons)	24,289,396	9.6%

______________

(1)	Applicable percentage of ownership is based on 252,868,775 shares of common stock outstanding as of December 10 , 2012, together with securities exercisable or convertible into shares of common stock within sixty (60) days of December 14, 2012, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants exercisable or convertible into shares of common stock that are currently exercisable or exercisable within sixty (60) days of December 14, 2012, are deemed to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)	Mr. Mottley is President, Chief Executive Officer and a Director of the Company. Includes (i) vested options to purchase 300,000 shares of common stock at an exercise price of $0.56 per share, (ii) vested options to purchase 500,000 shares of common stock at an exercise price of $1.02 per share, (iii) vested options to purchase 500,000 shares of common stock at an exercise price of $0.21 per share, and (iv) 10,000 shares of common stock held by spouse. Also includes 3,270,000 shares that have been pledged to a third party as security for a loan. On January 20, 2012, Mr. Mottley filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the Unites States Bankruptcy Court in and for the District of Arizona (Case No. 10-01419 GBN). All shares held by Mr. Mottley are subject to potential disposition in the bankruptcy proceeding.
(3)	Mr. Stapleton is the Chairman of the Board of the Company. Includes (i) vested options to purchase 500,000 shares of common stock at an exercise price of $1.02 per share, (ii) vested options to purchase 500,000 shares of common stock at an exercise price of $0.38 per share, and (iii) vested options to purchase 500,000 shares of common stock at an exercise price of $0.21 per share.
(4)	Mr. Richau is Secretary and a Director of the Company. Includes vested options to purchase 125,000 shares of common stock at an exercise price of $0.21 per share.

Table of Contents Index to Financial Statements

2005 Stock Incentive Plan Information

The following table sets forth, as of September 30, 2012, (i) the number of securities to be issued upon the exercise of outstanding options, warrants and rights issued under our equity compensation plans, (ii) the weighted-average exercise price of such options, warrants and rights, and (iii) the number of securities remaining available for future issuance under our equity compensation plans (excluding those securities set forth in Item (i)).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding (a)) (c)

Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	4,650,000	$0.57	13,384,469	(1)
Total	4,650,000	$0.57	13,384,469

______________

(1)	The Company has registered 261,444 shares on Form S-8 on June 14, 2004, outside of the 2005 Stock Incentive Plan. Shares have been and may be issued from time to time to certain employees and consultants as compensation for services rendered to the Company and may be issued outside or as part of the Plan. In the event of an issuance of common stock in lieu of compensation, the number of shares to be issued and the price of the stock at issuance will be determined by the Board of Directors.

All outstanding options identified above are governed by the terms of the Company’s 2005 Stock Incentive Plan (the “2005 Plan”).  The 2005 Plan authorizes the granting of stock-based awards to purchase up to 30,000,000 shares of our common stock. Under the 2005 Plan, our Board of Directors or a committee of two or more non-employee directors designated by our Board administers the 2005 Plan. As such, the Board or compensation committee, as applicable, has the power to grant awards, to determine when and to whom awards will be granted, the form of each award, the amount of each award, and any other terms or conditions of each award consistent with the terms of the 2005 Plan. Awards may be made to employees, directors and consultants of the Company and our subsidiaries. The types of awards that may be granted under the 2005 Plan include incentive and non-statutory stock options, stock appreciation rights, stock awards, restricted stock, and performance shares. Each award agreement will specify the number and type of award, together with any other terms and conditions as determined by the Board of Directors or committee in its sole discretion.

In the event of a sale or merger of the company, the Board of Directors or applicable committee may take any action with respect to outstanding awards that it deems equitable, including providing for the assumption or substitution of outstanding awards, or the acceleration or termination of unvested awards. The Board of Directors may amend or discontinue the 2005 Plan at any time.

Table of Contents Index to Financial Statements

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships

Since January 2012, the Management Resource Initiatives, Inc. has been managing and overseeing the process of marketing and selling the Company and performing other services aimed at furthering the Company's strategic goals pursuant to an unwritten consulting arrangement. Under this arrangement, the Company pays Management Resource Initiatives a monthly consulting fee of $10,000. The Company made aggregate payments of $90,000 to Management Resource Initiatives during fiscal 2012. Management Resource Initiatives is a corporation that is wholly-owned by John F. Stapleton.

Director Independence

Although the Company is not listed on a national securities exchange, in determining whether the members of our Board and its committees are independent, the Company has elected to use the definition of “independence” set forth by the NASDAQ Exchange and the standards for independence established by the NASDAQ. After review of relevant transactions or relationships between each director, or any of his family members, and the Company, its senior management and its independent registered public accounting firm, the Board has determined that Arly Richau is an independent director within the meaning of the applicable listing standard of the NASDAQ. John F. Stapleton and Charles C. Mottley are not independent directors under the NASDAQ definition based in part on their positions as executive officers and employees of the Company.

The director independence rules of NASDAQ require listed companies to have an audit committee of at least three members, each of whom (in addition to satisfying other conditions) is an independent director. The Company’s audit committee is comprised of John F. Stapleton and Arly Richau and, therefore, would not meet this NASDAQ requirement.

The director independence rules of the NASDAQ require that the compensation of the chief executive officer and other officers of a listed company be determined, or recommended to the Board for determination, either by a compensation committee comprised of independent directors or by a majority of the independent directors on its Board of Directors. The Company’s compensation committee is comprised of Arly Richau and, therefore, would meet this NASDAQ requirement.

The director independence rules of the NASDAQ require that Board of Director nominations must be either selected, or recommended for the Board's selection, by either a nominating committee comprised solely of independent directors or by a majority of the independent directors. The Company’s Board of Directors as a whole serves as the nominating committee and, therefore, would not meet this NASDAQ requirement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees billed to the Company by MaloneBailey, LLP in relation to the audits and quarterly reviews of the Company for the fiscal years ended September 30, 2012 and 2011:

	Year Ended September 30, 2012	Year Ended September 30, 2011

Audit Fees (1)	$61,000	$89,000
Audit-Related Fees (2)	$—	$—
Tax Fees (3)	$—	$—

_______________
(1)	Audit Fees. Audit fees include fees for professional services performed for the audit of our annual consolidated financial statements, review of quarterly consolidated financial statements included in our SEC filings, and assistance and issuance of consents associated with other SEC filings.
(2)	Audit-Related Fees. Audit-related fees are fees for assurance and related services that are reasonably related to the audit. This category includes fees related to assistance consulting on financial accounting/reporting standards.
(3)	Tax Fees. Tax fees primarily include professional services performed with respect to preparation of our federal and state tax returns for our consolidated subsidiaries.

Table of Contents Index to Financial Statements

The audit committee of the Board of Directors has reviewed the services provided by MaloneBailey, LLP during the fiscal year ended September 30, 2012 and the amounts billed for such services, and after consideration, has determined that the receipt of these fees by MaloneBailey, LLP is compatible with the provision of independent audit services. The audit committee has discussed these services and fees with MaloneBailey, LLP and Company management to determine that they are appropriate under the rules and regulations concerning auditor independence promulgated by the U.S. Securities and Exchange Commission to implement the Sarbanes-Oxley Act of 2002, as well as under guidelines of the American Institute of Certified Public Accountants.

Pre-Approval Policy

The audit committee charter provides that all audit and non-audit accounting services that are permitted to be performed by the Company’s independent registered public accounting firm under applicable rules and regulations must be pre-approved by the audit committee or by designated independent members of the audit committee, other than with respect to de minimis exceptions permitted under Section 202 of the Sarbanes-Oxley Act of 2002. All services performed by MaloneBailey during the fiscal  years ending September 30, 2012 and 2011 have been pre-approved in accordance with the charter.

Prior to or as soon as practicable following the beginning of each fiscal year, a description of audit, audit-related, tax, and other services expected to be performed by the independent registered public accounting firm in the following fiscal year will be presented to the audit committee for approval. Following such approval, any requests for audit, audit-related, tax, and other services not presented and pre-approved must be submitted to the audit committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant specific pre-approval between meetings, as necessary, may be delegated to one or more members of the audit committee who are independent directors. In the event such authority is so delegated, the full audit committee must be updated at the next regularly scheduled meeting with respect to any services that were granted specific pre-approval by delegation. During the fiscal year ending September 30, 2012, the audit committee has functioned in conformance with these procedures.

Table of Contents Index to Financial Statements

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

2.1	Agreement and Plan of Merger between the Company, Gold and Minerals Company, Inc. and MergerCo, dated June 28, 2010 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 7, 2010).
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form S-4 Registration Statement #333-170281 filed on November 2, 2010).
3.2	Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form S-4 Registration Statement #333-170281 filed on November 2, 2010).
4.1	Rights Agreement between the Company and OTR, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 4, 2006).
10.1	Equity Purchase Agreement dated July 11, 2011 between El Capitan Precious Metals, Inc. and Southridge Partners II, LP.(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 12, 2011).
10.2	2005 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 Registration Statement #333-177417 filed on October 20, 2011).
10.3*	Form of Stock Option Agreement (Director)
21.1*	Subsidiaries of El Capitan Precious Metals, Inc.
23.1*	Consent of Clyde L. Smith, Ph.D.
23.2*	Consent of MaloneBailey, LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document**
101.SCH*	XBRL Extension Schema Document**
101.CAL*	XBRL Extension Calculation Linkbase Document**
101.DEF*	XBRL Extension Definition Linkbase Document**
101.LAB*	XBRL Extension Labels Linkbase Document**
101.PRE*	XBRL Extension Presentation Linkbase Document**

__________________

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Financial Statement Schedules

None.

Table of Contents Index to Financial Statements

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EL CAPITAN PRECIOUS METALS, INC.

Date: December 14, 2012	By:	/s/ Charles C. Mottley
Charles C. Mottley
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Charles C. Mottley	Chief Executive Officer, Director	December 14, 2012
Charles C. Mottley	(Principal Executive Officer)

/s/ John F. Stapleton	Chairman of the Board, Director, Chief	December 14, 2012
John F. Stapleton	Financial Officer (Principal Financial and Accounting Officer)

/s/ Arly Richau	Secretary, Director	December 14, 2012
Arly Richau

