Form 10-Q
period 2012-12-31
EL CAPITAN PRECIOUS METALS INC
filed 2013-02-07
CIK 1135202

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number:  333-56262

(Exact name of registrant as specified in its charter)

Nevada	88-0482413
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8390 Via de Ventura, Suite F-110, #215 Scottsdale, AZ	85258
(Address of principal executive offices)	(Zip Code)

(928) 515-1942

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  254,123,940 shares of common stock, par value $0.001, of the issuer were issued and outstanding as of February 4, 2013.

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Consolidated Balance Sheets – December 31, 2012 and September 30, 2012 (Unaudited)	3
	Consolidated Statements of Expenses – Three months ended December 31, 2012 and 2011 and for the period from July 26, 2002 (inception) through December 31, 2012 (Unaudited)	4
	Consolidated Statement of Stockholders’ Equity (Deficit) – September 30, 2011 through December 31, 2012 (Unaudited)	5
	Consolidated Statements of Cash Flows – Three months ended December 31, 2012 and 2011 and for the period from July 26, 2002 (inception) through December 31, 2012 (Unaudited)	6
	Notes to the Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Mine Safety Disclosures	16
Item 5.	Other Information	16
Item 6.	Exhibits	16

SIGNATURES		18

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

 EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2012	2012

ASSETS

CURRENT ASSETS:
Cash	$488,945	$238,085
Prepaid expenses	66,010	62,433
Total Current Assets	554,955	300,518

Furniture and equipment net of accumulated depreciation of $37,821 and $37,069, respectively	1,343	2,095
Mineral property	1,879,608	1,879,608
Deposits	22,440	22,440
Total Assets	$2,458,346	$2,204,661

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$98,975	$83,163
Accrued liabilities	45,500	45,000
Total Current Liabilities	144,475	128,163

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 253,793,264 and 251,327,040 issued and outstanding, respectively	253,794	251,328
Additional paid-in capital	202,552,192	201,903,913
Deficit accumulated during the exploration stage	(200,492,115)	(200,078,743)
Total Stockholders’ Equity	2,313,871	2,076,498
Total Liabilities and Stockholders’ Equity	$2,458,346	$2,204,661

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES

(Unaudited)

	Three Months Ended December 31,		Period From July 26, 2002 (Inception) Through December 31,
	2012	2011	2012

OPERATING EXPENSES:
Professional fees	$61,148	$1,595	$3,934,992
Officer compensation expense	—	—	2,863,833
Administrative consulting fees	50,000	65,000	2,475,766
Management fees, related party	—	—	320,500
Legal and accounting fees	59,657	50,900	1,939,913
Exploration expenses	103,098	197,937	3,713,670
Other general and administrative	139,544	54,237	7,152,849
Write-off of accounts payable and accrued interest	—	—	(63,364)
Loss on impairment of mineral property	—	—	176,567,424
Loss on asset dispositions	—	—	34,733
Total Operating Expenses	413,447	369,669	198,940,316

LOSS FROM OPERATIONS	(413,447)	(369,669)	(198,940,316)

OTHER INCOME (EXPENSE):
Interest income	75	61	39,534
Other income	—	—	18,632
Forgiveness of debt	—	—	115,214
Interest expense:
Related parties	—	—	(68,806)
Other	—	—	(308,740)
Loss on extinguishment of liabilities	—	—	(222,748)
Gain on derivative instrument liability	—	—	7,203
Accretion of notes payable discounts	—	—	(1,132,088)
Total Other Income (Expense)	75	61	(1,551,799)

NET LOSS	$(413,372)	$(369,608)	$(200,492,115)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	252,334,463	245,970,992

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

September 30, 2011 through December 31, 2012

(Unaudited)

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total

Balances at September 30, 2011	245,582,461	$245,582	$—	$200,010,493	$(198,160,539)	$2,095,536

Common stock issued for services	435,000	435	—	118,965	—	119,400
Common stock sold in private placement	5,289,384	5,291	—	1,444,709	—	1,450,000
Costs associated with options	—	—	—	329,766	—	329,766
Gold and Minerals Company, Inc.
merger rounding shares	20,195	20	—	(20)	—	—
Net loss	—	—	—	—	(1,918,204)	(1,918,204)
Balances at September 30, 2012	251,327,040	251,328	—	201,903,913	(200,078,743)	2,076,498

Common stock issued for services	45,000	45	—	12,705	—	12,750
Common stock sold in private placement	2,421,224	2,421	—	547,579	—	550,000
Costs associated with options	—	—	—	87,995	—	87,995
Net loss	—	—	—	—	(413,372)	(413,372)
Balances at December 31, 2012	253,793,264	$253,794	$—	$202,552,192	$(200,492,115)	$2,313,871

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,		July 26, 2002 (Inception) Through December 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(413,372)	$(369,608)	$(200,492,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrant and option associated costs	87,995	12,313	5,239,552
Beneficial conversion feature of notes payable	—	—	225,207
Non-cash expense with affiliate	—	—	7,801
Stock-based compensation	12,750	—	6,737,283
Non-cash merger related costs	—	—	1
Accretion of discounts on notes payable	—	—	1,132,088
Loss on fixed asset disposition	—	—	34,733
Gain on derivative instruments liability	—	—	(7,203)
Loss on impairment of mineral property	—	—	176,567,424
Write-off accounts payable and accrued interest	—	—	(63,364)
Forgiveness of debt	—	—	(115,214)
Gain on conversion of debt	—	—	(2,459)
Provision for uncollectible note receivable	—	—	62,500
Non-cash litigation settlement	—	—	214,642
Depreciation	752	692	83,820
Changes in operating assets and liabilities:
Miscellaneous receivable	—	—	4,863
Interest receivable	—	—	(13,611)
Prepaid expenses and other current assets	(3,577)	(47,154)	(64,283)
Advances on behalf of affiliated company	—	—	(562,990)
Accounts payable	15,812	(9,383)	108,395
Accounts payable - related party	—	—	364
Accrued liabilities	500	(3,441)	265,806
Interest payable, other	—	—	49,750
Net Cash Used in Operating Activities	(299,140)	(416,581)	(10,587,010)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property interest	—	—	(100,000)
Purchase of furniture and equipment	—	—	(150,600)
Proceeds from sale of fixed assets	—	—	32,001
Deposits	—	—	(22,440)
Issuance of notes receivable	—	—	(249,430)
Payments received on notes receivable	—	—	129,450
Cash received in acquisition of Gold and Minerals Company, Inc.	—	—	89,902
Costs associated with acquisition share issuance	—	—	(32,324)
Cash paid in connection with acquisition of DML Services, Inc.	—	—	(50,000)
Net Cash Used in Investing Activities	—	—	(353,441)

(Continued)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months Ended December 31,		July 26, 2002 (Inception) Through December 31,
	2012	2011	2012

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock and subscriptions	550,000	450,000	7,461,591
Costs associated with the sale of stock	—	—	(19,363)
Proceeds from notes payable, related parties	—	—	219,900
Proceeds from warrant exercise	—	—	1,550,742
Proceeds from notes payable, other	—	—	2,322,300
Increase in finance contracts	—	—	117,479
Repayment of notes payable, related parties	—	—	(61,900)
Payments on finance contracts	—	—	(117,479)
Repayment of notes payable, other	—	—	(43,874)
Net Cash Provided by Financing Activities	550,000	450,000	11,429,396

NET INCREASE IN CASH AND CASH EQUIVALENTS	250,860	33,419	488,945

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	238,085	319,939	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$488,945	$353,358	$488,945

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$172,917
Cash paid for income taxes	—	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets disposed for accrued liabilities	$—	$—	$1,991
Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of interest in El Capitan, Ltd.	—	—	28
Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of the COD property	—	—	3,600
Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of the Weaver property	—	—	3,000
Net non-cash advances from affiliated company	—	—	562,990
Notes payable and accrued interest converted to equity	—	—	2,495,544
Accounts payable and accrued liabilities converted to equity	—	—	31,176
Issuance of common stock to former Company officers	—	—	329,015
Issuance of common stock to Gold and Minerals Company, Inc. stockholders in connection with the merger of Gold and Minerals Company, Inc.	—	—	177,752,452

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of El Capitan Precious Metals, Inc. (“El Capitan” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending September 30, 2013, or for any subsequent period. These interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2012, included in the Company’s Annual Report on Form 10-K, filed with the SEC on December 14, 2012. The consolidated balance sheet at September 30, 2012, has been derived from the audited financial statements included in the 2012 Annual Report.

Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012 as reported in the Form 10-K have been omitted. Certain prior year amounts have been reclassified to conform to the current year presentation.

Principles of Consolidation

With the acquisition of Gold and Minerals Company, Inc. (“G&M”), the Company also became the 100% owner of EL Capitan, Ltd. (“ECL”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries El Capitan Precious Metals, Inc., a Delaware corporation; G&M, a Nevada corporation; and ECL, an Arizona corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

In January 2012, the Company retained Management Resource Initiatives, Inc. for managing and overseeing the process of marketing and selling the Company and performing other services aimed at furthering the Company's strategic goals pursuant to an unwritten consulting arrangement. Under this arrangement, the Company pays Management Resource Initiatives a monthly consulting fee of $10,000. The Company made aggregate payments of $30,000 to Management Resource Initiatives during the three months ended December 31, 2012. Management Resource Initiatives is a related party because it is a corporation that is wholly-owned by John F. Stapleton who is a Director of El Capitan.

NOTE 2 – MINERAL PROPERTY COSTS

Mineral property exploration costs are expensed as incurred until such time as economic reserves are quantified. To date El Capitan has not established any proven or probable reserves on its mineral properties. The Company has capitalized $1,879,608 of mineral property acquisition costs reflecting its investment in the El Capitan site.

NOTE 3 – STOCKHOLDERS’ EQUITY

Equity Purchase Agreement

On July 11, 2011, the Company entered into an Equity Purchase Agreement (the “Agreement”) with Southridge Partners II, LP (“Southridge”), pursuant to which the Company may from time to time, in its discretion, sell newly-issued shares of its common stock to Southridge for aggregate gross proceeds of up to $5,000,000. Unless terminated earlier, Southridge’s purchase commitment will automatically terminate on the earlier of July 11, 2013 or the date on which aggregate purchases of shares of common stock by Southridge under the Agreement total $5,000,000. El Capitan has no obligation to sell any shares under the Agreement. The Agreement may be terminated by the Company at any time. Southridge will have no obligation to purchase shares under the Agreement to the extent that such purchase would cause Southridge to own more than 9.99% of El Capitan’s common stock.

For each share of the Company’s common stock purchased under the Agreement, Southridge will pay 94.0% of the Market Price, which is defined as the average of the two lowest closing bid prices on the Over-the-Counter Bulletin Board, as reported by Bloomberg Finance L.P., during the five trading days following the date on which the Company notifies Southridge of a pending sale (the “Valuation Period”).  After the expiration of the Valuation Period, Southridge will purchase the applicable number of shares subject to customary closing conditions.

As of December 31, 2012, the Company has received aggregate proceeds of $2,500,000 under the Agreement and $50,000 subsequent to December 31, 2012 and through February 4, 2013. As of December 31, 2012, the Company had available gross proceeds of $2,500,000 under the Agreement to sell newly-issued shares of El Capitan common stock.

Issuances of Common Stock, Warrants and Options

Common Stock

During the quarter ended December 31, 2012, El Capitan issued 2,421,224 shares of common stock at an average price of $0.23 per share under the terms of the Equity Purchase Agreement and received cash proceeds of $550,000.

During the quarter ended December 31, 2012, El Capitan issued 45,000 shares of S-8 common stock pursuant to our 2005 Stock Incentive Plan for outside consulting services valued at $12,750, the value of the closing price of the stock on the date of issuance.

Warrants

During the three months ended December 31, 2012, the Company did not issue any warrants.  There were no warrants outstanding as of September 30, 2012 or December 31, 2012.

Options

On November 30, 2012, El Capitan amended the expiration date of an aggregate of 1,500,000 outstanding common stock options. The options were originally scheduled to expire on February 7, 2013. The expiration date of 1,000,000 of the options was extended to February 7, 2018 and the expiration date of 500,000 of the options was extended to June 22, 2013. The incremental increase in the fair value of the option was determined to be $65,275 using the Black-Scholes option pricing model, and was expensed as stock-based compensation during the three months ended December 31, 2012. The significant assumptions used in the valuation were: the exercise price of $1.02, the market value of the Company’s common stock on the date of amendment, expected volatility of 95.22%, risk free interest rate of 0.34%, expected term of 2.6 years and expected dividend yield of zero.

On July 6, 2012, a new Director of the Company was awarded a ten-year 500,000 share stock option at an exercise price of $0.21 per share that vests in 12 equal annual installments commencing on the one month anniversary of the grant date and has a cashless exercise provision. The fair value of the option was determined to be $90,878 using the Black-Scholes option pricing model. The significant assumptions used in the valuation were: the exercise price of $0.21, the market value of the Company’s common stock on July 6, 2012, expected volatility of 133.12%, risk free interest rate of 0.64%, expected term of five years and expected dividend yield of zero. Stock-based compensation was recorded related to this grant during the year ended September 30, 2012, of $22,720 and $22,720 was expensed in the quarter ended December 31, 2012, and $45,438 will be expensed over the remaining vesting period.

The following table sets forth certain terms of the Company’s outstanding options and exercisable options for the three months ended December 31, 2012:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Balance, September 30, 2012	4,650,000	$0.57	4,275,000	$0.60
Granted	—	—	—	—
Vested	—	—	125,000	0.21
Exercised	—	—	—	—
Expired/Cancelled	—	—	—	—
Balance, December 31, 2012	4,650,000	$0.57	4,400,000	$0.59

Weighted average contractual life in years	5.08		4.83

Aggregate intrinsic value	$—		$—

The intrinsic value of each option share is the difference between the fair market value of the common stock and the exercise price of such option share to the extent it is "in-the-money.” Aggregate intrinsic value represents the pretax value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.16 closing stock price of the Company’s common stock on December 31, 2012, and there were no options in-the-money on the date of measurement. The intrinsic value amounts change based on the market price of the Company’s stock.

The Company has a 2005 Stock Incentive Plan under which 30,000,000 shares are reserved and registered for stock and option grants. There were 13,339,469 shares available for grant under the Plan at December 31, 2012, excluding the 4,650,000 options outstanding.

NOTE 4 – SUBSEQUENT EVENTS

Subsequent to December 31, 2012, and through February 4, 2013, El Capitan sold an aggregate of 315,676 shares to Southridge Partners under the Equity Purchase Agreement for aggregate cash proceeds of $50,000.

On January 8, 2013, El Capitan issued 15,000 shares of S-8 common stock pursuant to our 2005 Stock Incentive Plan for outside consulting services.

On January 15, 2013, pursuant to the 2005 Stock Incentive Plan, the Company granted to a consultant a five-year stock option to purchase 100,000 shares of the Company’s common stock, which vests over five years from the date of grant, at an exercise price of $0.215 per share.

On January 15, 2013, pursuant to the 2005 Stock Incentive Plan, the Company granted to three directors of the Company each a five-year stock option to purchase 500,000 shares of the Company common stock, and to the controller a five-year stock option to purchase 100,000 shares of the Company’s common stock, all of which vested immediately, at an exercise price of $0.215 per share.

On February 1, 2013, pursuant to the 2005 Stock Incentive Plan, the Company granted an employee of the Company a five-year stock option to purchase 250,000 shares of the Company common stock, which vested immediately, at an exercise price of $0.194 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim consolidated financial statements and related notes which are included in Item 1 of this Quarterly Report on Form 10-Q, and with our audited financial statements and the “Risk Factors” section included in our Form 10-K for the year ended September 30, 2012, filed with the U.S. Securities and Exchange Commission (SEC) on December 14, 2012.

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

We have completed testing and enhancement of our recovery process and have determined the existence and concentration of commercially extractable precious metals or other minerals at this property site. We continue to look at additional procedures which may increase the effectiveness and reduce costs on our recovery process.

Based upon the results to date, we engaged an investment banker on January 31, 2012, to formalize plans for the marketing of the El Capitan property for sale to a major mining company.

We have been working this quarter with Proven Technologies, LLC (‘Proven”), located in Houston, Texas, and we have contracted with them to process the approximate 130 tons of concentrate which we have previously produced and have stored in Houston. An earlier contract with Planet Resources of Houston, Texas, to attempt to process 200 tons of concentrates caused the Company to ship 130 tons to Houston.  When Planet failed to perform, those 130 tons of concentrate were stored in Houston. Proven has developed a specific gravity separation system utilizing high pressure air and cyclone technology. Initially, the heavier material separated by Proven will be sent to Phoenix, Arizona for processing by the Sundancer Method and smelted. The dore’ bars that will be produced will then be delivered to a precious metal refiner for final analysis and sale. After all expenses, Proven and the Company will split the remaining profits on a 50-50 basis.

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

Financial Condition, Liquidity and Capital Resources

Historically we have relied on equity and debt financings to finance our ongoing operations.  To continue our metallurgical and recovery program efforts on the El Capitan project and continue our business strategies for our fiscal year 2013, we expect to continue to utilize the Equity Purchase Agreement (the “Agreement”) that we entered into with Southridge Partners II, LP (“Southridge”) in July 2011. The term of the Agreement is two years, and can be terminated by the Company at any time.  The Agreement permits the Company to sell newly-issued shares of our common stock for aggregate proceeds of up to $5,000,000.  We have no obligation to sell any shares under the Agreement. The shares to be sold under the Agreement will be made pursuant to our effective registration statement on Form S-3 filed with the Securities and Exchange Commission.  As of February 4, 2013,we have sold Southridge shares of common stock for aggregate proceeds of $2,550,000 and have the right, subject to certain conditions, to sell to Southridge $2,450,000 of newly-issued shares of El Capitan common stock pursuant to the Agreement.

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

We expect that the Agreement will provide the Company with adequate funding to sustain its planned operations and provide a source of funds for the final phases of our business plan strategy. At this time, the Company plans to utilize the funds to finalize the recovery process demonstration project for the El Capitan deposit, complete any additional permitting requirements that may be required on the El Capitan project (no further exploration plans exist at this time) and pay for necessary corporate personnel and general and administrative operating costs and expenses to be incurred in the marketing of the El Capitan property.

As of December 31, 2012, we had cash on hand of $488,945 and an accumulated deficit of $200,492,115. Based upon our budgeted burn rate as of such date, we have operating capital for approximately four months, excluding any cash received by the Company upon the sale of its shares of common stock under the terms of the Agreement. If management’s plans are not successful, operations and liquidity may be adversely impacted.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

Revenues

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until our property is sold or a joint venture is entered into for development and deployment of the El Capitan property. There is no guarantee that we will achieve proven commercially viable recovery of precious metals at the El Capitan site.

Expenses and Net Loss

Our operating expenses increased $43,778 from $369,669 for the three months ended December 31, 2011 to $413,447 for the three months ended December 31, 2012. The increase is mainly attributable to increases in professional fees aggregating $59,553 and other general and administrative of $85,307 and was offset mainly by decreases in administrative consulting fees of $15,000 and exploration costs of $94,839.

The increases in other professional fees is mainly attributable to costs incurred relating to investment banker activities of $36,294, fees incurred for public relations of $12,750 in non-cash stock compensation, and increased electronic filing fees of $4,904. The increase in other general and administrative is attributable mainly to non-cash cost of $65,275 that is associated with options that were amended and $22,720 that is associated with options being expensed during the 2012 period.

The decrease of $15,000 in administrative consulting fees is attributable to no incurred costs for investor relations. The decreases in exploration expenses consists mainly of decreases in assays costs of $43,828 and mine consulting costs of $84,181 and was offset by increased costs incurred on the Proven project aggregating $32,724 which was started during the current measurement period. The prior year period costs that were incurred related to the preparation and support for the investment bankers package that was presented in January 2012.

Our net loss for the three months ended December 31, 2012 increased to $413,372 from a net loss of $369,608 incurred for the comparable three month period ended December 31, 2011. The increase in net loss of $43,764 for the current period is attributable to the aforementioned net increase in operating expenses.

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

The price of gold and silver has experienced an increase in value over the past five years.  A historical chart of their respective prices is contained in Item 1, the “Business” portion of the Company’s Annual Report on Form 10-K for the year ended September 30, 2012, filed with the SEC on December 14, 2012.  A significant drop in the price of gold, silver or other precious metals may have a materially adverse affect on the future results of potential operations and the opportunity to market the sale of the El Capitan property. The costs associated with the recovering of precious metals may also cause a material adverse effect on the financial success of the Company and our ability to market the sale of the El Capitan property.

Off-Balance Sheet Arrangements

During the three months ended December 31, 2012, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

Contractual Obligations

As of December 31, 2012, we had no contractual obligations (including long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations and other long-term liabilities reflected on our balance sheet under GAAP) that are expected to have an adverse effect on our liquidity and cash flows in future periods.

Critical Accounting Policies

Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Note 1, “Business, Basis of Presentation and Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended September 30, 2012, filed with the SEC on December 14, 2012, describes our significant accounting policies which are reviewed by management on a regular basis.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  The evaluation included certain control areas which are material to the Company and its size as an Exploration Stage Company. A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by it in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  In addition, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any material pending legal proceedings and to our knowledge, no such proceedings by or against the Company have been threatened.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the year ended September 30, 2012, filed with the U.S. Securities and Exchange Commission on December 14, 2012, in addition to the other information included in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time prior to investing in our common stock.

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

EL CAPITAN PRECIOUS METALS, INC.

Dated: February 7, 2013	By:	/s/ Charles C. Mottley
Charles C. Mottley Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: February 7, 2013	By:	/s/ John F. Stapleton
John F. Stapleton Chief Financial Officer and Director (Principal Financial Officer)

