Form 10-Q
period 2013-03-31
EL CAPITAN PRECIOUS METALS INC
filed 2013-05-10
CIK 1135202

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 256,652,067 shares of common stock, par value $0.001, of the issuer were issued and outstanding as of May 8, 2013.

.

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Consolidated Balance Sheets – March 31, 2013 and September 30, 2012 (Unaudited)	3
	Consolidated Statements of Expenses – Three and six months ended March 31, 2013 and 2012 and for the period from July 26, 2002 (inception) through March 31, 2013 (Unaudited)	4
	Consolidated Statement of Stockholders’ Equity (Deficit) – September 30, 2011 through March 31, 2013 (Unaudited)	5
	Consolidated Statements of Cash Flows – Six months ended March 31, 2013 and 2012 and for the period from July 26, 2002 (inception) through March 31, 2013 (Unaudited)	6
	Notes to the Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Mine Safety Disclosures	16
Item 5.	Other Information	16
Item 6.	Exhibits	16

SIGNATURES		18

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

 EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2013	2012
ASSETS

CURRENT ASSETS:
Cash	$270,473	$238,085
Prepaid expenses	44,435	62,433
Total Current Assets	314,908	300,518

Furniture and equipment net of accumulated depreciation of $38,182 and $37,069, respectively	982	2,095
Mineral property	1,879,608	1,879,608
Deposits	22,440	22,440
Total Assets	$2,217,938	$2,204,661

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$86,062	$83,163
Accrued liabilities	32,100	45,000
Total Current Liabilities	118,162	128,163

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 255,040,037 and 251,327,040 issued and outstanding, respectively	255,041	251,328
Additional paid-in capital	203,043,514	201,903,913
Deficit accumulated during the exploration stage	(201,198,779)	(200,078,743)
Total Stockholders’ Equity	2,099,776	2,076,498
Total Liabilities and Stockholders’ Equity	$2,217,938	$2,204,661

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,		Period From July 26, 2002 (Inception) Through March 31,
	2013	2012	2013	2012	2013

OPERATING EXPENSES:
Professional fees	$49,849	$135,521	$110,997	$137,116	$3,984,841
Officer compensation expense	—	—	—	—	2,863,833
Administrative consulting fees	55,000	75,000	105,000	140,000	2,530,766
Management fees, related party	—	—	—	—	320,500
Legal and accounting fees	26,850	65,737	86,507	116,637	1,966,763
Exploration expenses	237,960	155,505	341,058	353,442	3,951,630
Other general and administrative	337,075	177,045	476,619	231,282	7,489,924
Write-off of accounts payable and accrued interest	—	—	—	—	(63,364)
Loss on impairment of mineral property	—	—	—	—	176,567,424
Loss on asset dispositions	—	—	—	—	34,733
Total Operating Expenses	706,734	608,808	1,120,181	978,477	199,647,050

LOSS FROM OPERATIONS	(706,734)	(608,808)	(1,120,181)	(978,477)	(199,647,050)

OTHER INCOME (EXPENSE):
Interest income	70	55	145	116	39,604
Other income	—	—	—	—	18,632
Forgiveness of debt	—	—	—	—	115,214
Interest expense:
Related parties	—	—	—	—	(68,806)
Other	—	—	—	—	(308,740)
Loss on extinguishment of liabilities	—	—	—	—	(222,748)
Gain on derivative instrument liability	—	—	—	—	7,203
Accretion of notes payable discounts	—	—	—	—	(1,132,088)
Total Other Income (Expense)	70	55	145	116	(1,551,729)

NET LOSS	$(706,664)	$(608,753)	$(1,120,036)	$(978,361)	$(201,198,779)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	254,261,386	247,610,100	253,296,111	246,610,100

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

September 30, 2011 through March 31, 2013

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total

Balances at September 30, 2011	245,582,461	$245,582	$200,010,493	$(198,160,539)	$2,095,536
Common stock issued for services	435,000	435	118,965	—	119,400
Common stock sold in private placement	5,289,384	5,291	1,444,709	—	1,450,000
Costs associated with options	—	—	329,766	—	329,766
Gold and Minerals Company, Inc. merger rounding shares	20,195	20	(20)	—	—
Net loss	—	—	—	(1,918,204)	(1,918,204)
Balances at September 30, 2012	251,327,040	251,328	201,903,913	(200,078,743)	2,076,498

Common stock issued for services	60,000	60	15,690	—	15,750
Common stock sold in private placement	3,652,997	3,653	746,347	—	750,000
Costs associated with options	—	—	377,564	—	377,564
Net loss	—	—	—	(1,120,036)	(1,120,036)
Balances at March 31, 2013	255,040,037	$255,041	$203,043,514	$(201,198,779)	$2,099,776

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,		July 26, 2002 (Inception) Through March 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,120,036)	$(978,361)	$(201,198,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrant and option associated costs	377,564	105,003	5,529,121
Beneficial conversion feature of notes payable	—	—	225,207
Non-cash expense with affiliate	—	—	7,801
Stock-based compensation	15,750	33,000	6,740,283
Non-cash merger related costs	—	—	1
Accretion of discounts on notes payable	—	—	1,132,088
Loss on sale of fixed assets	—	—	34,733
Gain on derivative instruments liability	—	—	(7,203)
Loss on impairment of mineral property	—	—	176,567,424
Write-off accounts payable and accrued interest	—	—	(63,364)
Forgiveness of debt	—	—	(115,214)
Gain on conversion of debt	—	—	(2,459)
Provision for uncollectible note receivable	—	—	62,500
Non-cash litigation settlement	—	—	214,642
Depreciation	1,113	1,835	84,181
Changes in operating assets and liabilities:
Miscellaneous receivable	—	—	4,863
Interest receivable	—	—	(13,611)
Prepaid expenses and other current assets	17,998	(12,041)	(42,708)
Advances on behalf of affiliated company	—	—	(562,990)
Accounts payable	2,899	33,827	95,482
Accounts payable - related party	—	—	364
Accrued liabilities	(12,900)	(22,941)	252,406
Interest payable, other	—	—	49,750
Net Cash Used in Operating Activities	(717,612)	(839,678)	(11,005,482)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property interest	—	—	(100,000)
Purchase of furniture and equipment	—	(1,860)	(150,600)
Proceeds from sale of fixed assets	—	—	32,001
Deposits	—	—	(22,440)
Issuance of notes receivable	—	—	(249,430)
Payments received on notes receivable	—	—	129,450
Cash received in acquisition of Gold and Minerals Company, Inc.	—	—	89,902
Costs associated with acquisition share issuance	—	—	(32,324)
Cash paid in connection with acquisition of DML Services, Inc.	—	—	(50,000)
Net Cash Used in Investing Activities	—	(1,860)	(353,441)

(Continued)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Six Months Ended March 31,		July 26, 2002 (Inception) Through March 31,
	2013	2012	2013

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock and subscriptions	750,000	700,000	7,661,591
Costs associated with the sale of stock	—	—	(19,363)
Proceeds from notes payable, related parties	—	—	219,900
Proceeds from warrant exercise	—	—	1,550,742
Proceeds from notes payable, other	—	—	2,322,300
Increase in finance contracts	—	—	117,479
Repayment of notes payable, related parties	—	—	(61,900)
Payments on finance contracts	—	—	(117,479)
Repayment of notes payable, other	—	—	(43,874)
Net Cash Provided by Financing Activities	750,000	700,000	11,629,396

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32,388	(141,538)	270,473

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	238,085	319,939	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$270,473	$178,401	$270,473

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$172,917
Cash paid for income taxes	—	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets disposed for accrued liabilities	$—	$—	$1,991
Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of interest in El Capitan, Ltd.	—	—	28
Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of the COD property	—	—	3,600
Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of the Weaver property	—	—	3,000
Net non-cash advances from affiliated company	—	—	562,990
Notes payable and accrued interest converted to equity	—	—	2,495,544
Accounts payable and accrued liabilities converted to equity	—	—	31,176
Issuance of common stock to former Company officers	—	—	329,015
Issuance of common stock to Gold and Minerals Company, Inc. stockholders in connection with the merger of Gold and Minerals Company, Inc.	—	—	177,752,452

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

In January 2012, the Company retained Management Resource Initiatives, Inc. for managing and overseeing the process of marketing and selling the Company and performing other services aimed at furthering the Company's strategic goals pursuant to an unwritten consulting arrangement. Under this arrangement, the Company pays Management Resource Initiatives a monthly consulting fee of $10,000. The Company made aggregate payments of $60,000 to Management Resource Initiatives during the six months ended March 31, 2013. Management Resource Initiatives is a related party because it is a corporation that is wholly-owned by John F. Stapleton who is a Director of El Capitan and Chief Financial Officer of the Company.

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

As of March 31, 2013, the Company has received aggregate proceeds of $2,700,000 under the Agreement and $250,000 subsequent to March 31, 2013 and through May 8, 2013. As of March 31, 2013, the Company had available gross proceeds of $2,300,000 under the Agreement to sell newly-issued shares of El Capitan common stock.

Issuances of Common Stock, Warrants and Options

Common Stock

During the six months ended March 31, 2013, El Capitan issued 3,652,997 shares of common stock at an average price of $0.21 per share under the terms of the Equity Purchase Agreement and received cash proceeds of $750,000.

During the six months ended March 31, 2013, El Capitan issued 60,000 shares of S-8 common stock pursuant to our 2005 Stock Incentive Plan for outside consulting services valued at $15,750, the value of the closing price of the stock on the date of issuance.

Warrants

During the six months ended March 31, 2013, the Company did not issue any warrants.  There were no warrants outstanding as of September 30, 2012 or March 31, 2013.

Options

On January 15, 2013, pursuant to the 2005 Stock Incentive Plan, the Company granted two consultants five-year stock options to purchase an aggregate 350,000 shares of the Company’s common stock at an exercise price of $0.215 per share. 250,000 options vested immediately. 100,000 options were scheduled to vest in 20% annual increments beginning on January 15, 2014. The fair value of the option was determined to be $65,866 using the Black-Scholes option pricing model, and was expensed as stock-based compensation during the three months ended March 31, 2013. The significant assumptions used in the valuation were: the exercise price of $0.215, the market value of the Company’s common stock on the date of grant, expected volatility of 136.43%, risk free interest rate of 0.751%, expected term of 5.0 years and expected dividend yield of zero.

On March 12, 2013, the Company modified existing option awards by amending the vesting terms of the 100,000 options granted on January 15, 2013 which were scheduled to vest in 20% annual increments. The options were modified to vest immediately. There was no incremental increase in the fair value of the option, which was determined using the Black-Scholes option pricing model. The significant assumptions used in the valuation were: the exercise price of $0.215, the market value of the Company’s common stock on the date of amendment, expected volatility of 136.68%, risk free interest rate of 0.88%, expected term of 4.85 years and expected dividend yield of zero.

On January 15, 2013, pursuant to the 2005 Stock Incentive Plan, the Company granted to each of three directors of the Company five-year stock options to purchase 500,000 of the Company common stock, and to the controller a five-year stock option to purchase 100,000 shares of the Company’s common stock, all of which vested immediately, at an exercise price of $0.215 per share. The fair value of the option was determined to be $200,983 using the Black-Scholes option pricing model, and was expensed as stock-based compensation during the three months ended March 31, 2013. The significant assumptions used in the valuation were: the exercise price of $0.215, the market value of the Company’s common stock on the date of grant, expected volatility of 102.528%, risk free interest rate of 0.359%, expected term of 2.5 years and expected dividend yield of zero.

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

On July 6, 2012, a new Director of the Company was awarded a ten-year 500,000 share stock option at an exercise price of $0.21 per share that vests in 12 equal monthly installments commencing on the one month anniversary of the grant date and has a cashless exercise provision. The fair value of the option was determined to be $90,878 using the Black-Scholes option pricing model. The significant assumptions used in the valuation were: the exercise price of $0.21, the market value of the Company’s common stock on July 6, 2012, expected volatility of 133.12%, risk free interest rate of 0.64%, expected term of five years and expected dividend yield of zero. Stock-based compensation was recorded related to this grant during the year ended September 30, 2012, of $22,720 and $45,440 was expensed in the six months ended March 31, 2013, and $22,718 will be expensed over the remaining vesting period.

The following table sets forth certain terms of the Company’s outstanding options and exercisable options for the six months ended March 31, 2013:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Balance, September 30, 2012	4,650,000	$0.57	4,275,000	$0.60
Granted	1,950,000	$0.215	1,950,000	$0.215
Vested	—	—	250,000	0.21
Exercised	—	—	—	—
Expired/Cancelled	—	—	—	—
Balance, March 31, 2013	6,600,000	$0.46	6,475,000	$0.47

Weighted average contractual life in years	4.9		4.81

Aggregate intrinsic value	$—		$—

The intrinsic value of each option share is the difference between the fair market value of the common stock and the exercise price of such option share to the extent it is "in-the-money.” Aggregate intrinsic value represents the pretax value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.17 closing stock price of the Company’s common stock on March 31, 2013, and there were no options in-the-money on the date of measurement. The intrinsic value amounts change based on the market price of the Company’s stock.

The Company has a 2005 Stock Incentive Plan under which 30,000,000 shares are reserved and registered for stock and option grants. There were 11,635,913 shares available for grant under the Plan at March 31, 2013, excluding the 6,600,000 options outstanding.

NOTE 4 – SUBSEQUENT EVENTS

On April 3, 2013, the Company entered into an amendment (the “Amendment”) to its Equity Purchase Agreement with Southridge Partners II, LP dated July 11, 2011 (the “Agreement”). Under the Agreement, the Company has a right, but not an obligation, to sell newly-issued shares of its common stock to Southridge. Southridge’s purchase commitment under the Agreement was scheduled to expire on the earlier of July 11, 2013, or the date on which aggregate purchases by Southridge under the Agreement total $5,000,000. Pursuant to the Amendment, the parties agreed to extend Southridge’s purchase commitment under the Agreement for an additional year, expiring July 11, 2014. The maximum amount of Southridge’s aggregate purchase commitment under the Agreement remains unchanged at $5,000,000.

Subsequent to March 31, 2013, and through May 8, 2013, El Capitan sold an aggregate of 1,612,030 shares to Southridge Partners under the Equity Purchase Agreement for aggregate cash proceeds of $250,000.

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

Company Overview

We are an exploration stage company that has owned interests in several properties located in the southwestern United States in the past. We are principally engaged in the exploration of precious metals and other minerals. At this time, we are not engaged in any revenue-producing operations. We are considered an exploration stage company under the SEC criteria because we have not yet demonstrated the existence of proven or probable reserves at our El Capitan property.  As a result, and in accordance with accounting principles generally accepted in the United States for exploration stage companies, all expenditures for exploration and evaluation of our properties are expensed as incurred.

We have completed testing and enhancement of our recovery process and have determined the existence and concentration of commercially extractable precious metals or other minerals at this property site. We are continuing to look at additional procedures which may increase the effectiveness and reduce costs on our recovery process.

Based upon the results attained, we engaged an investment banker on January 31, 2012, to formalize plans for the marketing of the El Capitan property for sale to a major mining company.

As disclosed in our February 2013 press release, we have obtained results from a well-respected metallurgical lab which used pre-treatment of the ore and the industry accepted method of cyanide vat leaching. The resulting assays, which were obtained under “Chain of Custody” procedures, demonstrated significant values of gold along with lesser amounts of other precious metals. To maximize the recovery of all precious metals the Company is now working with the metallurgical lab to further develop an encompassing recovery process that will include both cyanidation recovery as well as the silver-lead process. The Company has engaged Dr. Clyde Smith, a well-known and highly respected geologist, to be its “Qualified Person” (QP) and is responsible for monitoring and overseeing both processes with the highest level of credibility.

The Company believes that the potential recovery of gold utilizing a standard recovery method along with the recovery of silver using the Sundancer Method could significantly increase the value of the property and enhance shareholder value.

Financial Condition, Liquidity and Capital Resources

Historically we have relied on equity and debt financings to finance our ongoing operations.  To continue our metallurgical and recovery program efforts on the El Capitan project and continue our business strategies for our fiscal year 2013, we will continue to utilize the Equity Purchase Agreement (the “Agreement”) that we entered into with Southridge Partners II, LP (“Southridge”) in July 2011. The original term of the Agreement was two years, and can be terminated by the Company at any time.  Under the Agreement, we have the right, but not an obligation to sell newly-issued shares of our common stock to Southridge. The shares to be sold under the Agreement will be made pursuant to our effective registration statement on Form S-3 filed with the Securities and Exchange Commission (SEC File No. 333-175038).  Southridge’s purchase commitment under the Agreement was scheduled to expire on the earlier of July 11, 2013, or the date on which aggregate purchases by Southridge under the Agreement total $5,000,000. On April 3, 2013, we entered into an amendment (the “Amendment”) to the Agreement pursuant to which the parties agreed to extend Southridge’s purchase commitment under the Agreement for an additional year, expiring July 11, 2014. The maximum amount of Southridge’s aggregate purchase commitment under the Agreement remains unchanged at $5,000,000. As of May 8, 2013, we have sold Southridge shares of common stock for aggregate proceeds of $2,950,000 and have the right, subject to certain conditions, to sell to Southridge $2,050,000 of newly-issued shares of El Capitan common stock pursuant to the Agreement.

A further description of the Agreement is set forth in Note 3 of the Notes to Consolidated Financial Statements – “Equity Purchase Agreement.” We expect that the proceeds received from the Agreement will provide adequate funding that will permit us to continue our business strategy of preparing to present the El Capitan property to sell to or entering into a joint venture with a producing mining company with the assistance of our investment banker. In that regard, we currently anticipate utilizing the funds to finalize the recovery process demonstration project for the El Capitan deposit, complete any additional permitting requirements that may be required on the El Capitan project (no further exploration plans exist at this time) and pay for necessary corporate personnel and general and administrative operating costs and expenses to be incurred in the marketing of the El Capitan property.

As of March 31, 2013, we had cash on hand of $270,473 and an accumulated deficit of $201,198,779. Based upon our budgeted burn rate as of such date, we have operating capital for approximately two and one-half months, excluding any cash received by the Company upon the sale of its shares of common stock under the terms of the Agreement subsequent to the quarter ended March 31, 2013. If management’s plans are not successful, operations and liquidity may be adversely impacted.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until our property is sold or a joint venture is entered into for development and deployment of the El Capitan property. There is no guarantee that we will achieve proven commercially viable recovery of precious metals at the El Capitan site.

Expenses and Net Loss

Our operating expenses increased $97,926 from $608,808 for the three months ended March 31, 2012 to $706,734 for the three months ended March 31, 2013. The increase is mainly attributable to increases in exploration expenses aggregating $82,455 and other general and administrative of $160,030. These increases were offset mainly by decreases in professional fees of $85,672, administrative consulting fees of $20,000 and legal and accounting of $38,887.

The increase in exploration expenses is directly related to activities to work done on permitting the property and continued work on the recovery process. The main areas of the increase were incurred in legal of $16,355, additional assay related costs of $45,703 and costs related to the extraction process of $7,888. The increase in other general and administrative is mainly attributable to non-cash costs incurred in the issuance of stock options aggregating $196,879 and this amount was offset by a decrease in stock compensation issued to an outside consultant of $30,000. The decrease in professional fees is due to the $100,000 retainer fee paid to our investment banker in the prior year period of measurement. The decrease in legal and accounting is due mainly to decreases in legal fees incurred during the period of $37,887.

Our net loss for the three months ended March 31, 2013 increased to $706,664 from a net loss of $608,753 incurred for the comparable three month period ended March 31, 2012. The increase in net loss of $97,911 for the current period is attributable to the aforementioned net increase in operating expenses.

Six Months Ended March 31, 2013 Compared to Six Months Ended March 31, 2012

Revenues

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until our property is sold or a joint venture is entered into for development and deployment of the El Capitan property. There is no guarantee that we will achieve proven commercially viable recovery of precious metals at the El Capitan property.

Expenses and Net Loss

Our operating expenses increased $141,704 from $978,477 for the six months ended March 31, 2012 to $1,120,181 for the six months ended March 31, 2013. The increase is mainly attributable to increases in other general and administrative of $245,337. This increase was offset mainly by decreases in professional fees of $26,119, administrative consulting fees of $35,000 and legal and accounting of $30,130.

The decrease in professional fees is directly related to investment banker activities and the $100,000 retainer fee paid in the prior year period of measurement. The decrease in legal and accounting is due to decreases in legal fees incurred during the period of $30,320.

Our net loss for the six months ended March 31, 2013 increased to $1,120,036 from a net loss of $978,361 incurred for the comparable six month period ended March 31, 2012. The increase in net loss of $141,675 for the current period is attributable to the aforementioned net increase in operating expenses.

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

The price of gold and silver has experienced an increase in value over the past five years.  A historical chart of their respective prices is contained in Item 1, the “Business” portion of the Company’s Annual Report on Form 10-K for the year ended September 30, 2012, filed with the SEC on December 14, 2012.  In April 2013, the price of gold and silver has experienced a downward swing. A significant permanent drop in the price of gold, silver or other precious metals may have a materially adverse effect on the future results of potential operations and the opportunity to market the sale of the El Capitan property. The costs associated with the recovering of precious metals may also cause a material adverse effect on the financial success of the Company and our ability to market the sale of the El Capitan property.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2013, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

Contractual Obligations

As of March 31, 2013, we had no contractual obligations (including long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations and other long-term liabilities reflected on our balance sheet under GAAP) that are expected to have an adverse effect on our liquidity and cash flows in future periods.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EL CAPITAN PRECIOUS METALS, INC.

Dated: May 10, 2013	By:	/s/ Charles C. Mottley
Charles C. Mottley Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: May 10, 2013	By:	/s/ John F. Stapleton
John F. Stapleton Chief Financial Officer and Director (Principal Financial Officer)

