Form 10-Q
period 2013-06-30
EL CAPITAN PRECIOUS METALS INC
filed 2013-08-13
CIK 1135202

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 259,058,143 shares of common stock, par value $0.001, of the issuer were issued and outstanding as of August 12, 2013.

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Consolidated Balance Sheets – June 30, 2013 and September 30, 2012 (Unaudited)	3
	Consolidated Statements of Expenses – Three and nine months ended June 30, 2013 and 2012 and for the period from July 26, 2002 (inception) through June 30, 2013 (Unaudited)	4
	Consolidated Statement of Stockholders’ Equity (Deficit) – September 30, 2011 through June 30, 2013 (Unaudited)	5
	Consolidated Statements of Cash Flows – Nine months ended June 30, 2013 and 2012 and for the period from July 26, 2002 (inception) through June 30, 2013 (Unaudited)	6
	Notes to the Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Mine Safety Disclosures	17
Item 5.	Other Information	17
Item 6.	Exhibits	17

SIGNATURES		19

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

 EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2013	2012
ASSETS

CURRENT ASSETS:
Cash	$245,390	$238,085
Prepaid expenses	130,691	62,433
Total Current Assets	376,081	300,518

Furniture and equipment net of accumulated depreciation of $38,182 and $37,069, respectively	982	2,095
Mineral property	1,879,608	1,879,608
Deposits	22,440	22,440
Total Assets	$2,279,111	$2,204,661

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$119,594	$83,163
Accrued liabilities	42,350	45,000
Total Current Liabilities	161,944	128,163

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 257,555,336 and 251,327,040 issued and outstanding, respectively	257,555	251,328
Additional paid-in capital	203,413,719	201,903,913
Deficit accumulated during the exploration stage	(201,554,107)	(200,078,743)
Total Stockholders’ Equity	2,117,167	2,076,498
Total Liabilities and Stockholders’ Equity	$2,279,111	$2,204,661

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,		Period From July 26, 2002 (Inception) Through June 30,
	2013	2012	2013	2012	2013

OPERATING EXPENSES:
Professional fees	$37,798	$137,982	$148,795	$317,133	$4,022,639
Officer compensation expense	—	—	—	—	2,863,833
Administrative consulting fees	50,000	65,000	155,000	205,000	2,580,766
Management fees, related party	—	—	—	—	320,500
Legal and accounting fees	32,870	35,305	119,377	151,942	1,999,633
Exploration expenses	169,947	148,275	511,005	501,717	4,121,577
Other general and administrative	64,774	53,406	541,393	242,653	7,554,698
Write-off of accounts payable and accrued interest	—	—	—	—	(63,364)
Loss on impairment of mineral property	—	—	—	—	176,567,424
Loss on asset dispositions	—	—	—	—	34,733
Total Operating Expenses	355,389	439,968	1,475,570	1,418,445	200,002,439

LOSS FROM OPERATIONS	(355,389)	(439,968)	(1,475,570)	(1,418,445)	(200,002,439)

OTHER INCOME (EXPENSE):
Interest income	61	53	206	169	39,665
Other income	—	—	—	—	18,632
Forgiveness of debt	—	—	—	—	115,214
Interest expense:
Related parties	—	—	—	—	(68,806)
Other	—	—	—	—	(308,740)
Loss on extinguishment of liabilities	—	—	—	—	(222,748)
Gain on derivative instrument liability	—	—	—	—	7,203
Accretion of notes payable discounts	—	—	—	—	(1,132,088)
Total Other Income (Expense)	61	53	206	169	(1,551,668)

NET LOSS	$(355,328)	$(439,915)	$(1,475,364)	$(1,418,276)	$(201,554,107)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	256,376,177	249,121,239	254,322,800	247,444,091

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

September 30, 2011 through June 30, 2013

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total

Balances at September 30, 2011	245,582,461	$245,582	$200,010,493	$(198,160,539)	$2,095,536
Common stock issued for services	435,000	435	118,965	—	119,400
Common stock sold in private placement	5,289,384	5,291	1,444,709	—	1,450,000
Costs associated with options	—	—	329,766	—	329,766
Gold and Minerals Company, Inc. merger rounding shares	20,195	20	(20)	—	—
Net loss	—	—	—	(1,918,204)	(1,918,204)
Balances at September 30, 2012	251,327,040	251,328	201,903,913	(200,078,743)	2,076,498

Common stock issued for services	60,000	60	15,690	—	15,750
Common stock sold in private placement	6,168,296	6,167	1,093,833	—	1,100,000
Costs associated with options	—	—	400,283	—	400,283
Net loss	—	—	—	(1,475,364)	(1,475,364)
Balances at June 30, 2013	257,555,336	$257,555	$203,413,719	$(201,554,107)	$2,117,167

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,		July 26, 2002 (Inception) Through June 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,475,364)	$(1,418,276)	$(201,554,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrant and option associated costs	400,283	105,003	5,551,840
Beneficial conversion feature of notes payable	—	—	225,207
Non-cash expense with affiliate	—	—	7,801
Stock-based compensation	15,750	112,800	6,740,283
Non-cash merger related costs	—	—	1
Accretion of discounts on notes payable	—	—	1,132,088
Loss on sale of fixed assets	—	—	34,733
Gain on derivative instruments liability	—	—	(7,203)
Loss on impairment of mineral property	—	—	176,567,424
Write-off accounts payable and accrued interest	—	—	(63,364)
Forgiveness of debt	—	—	(115,214)
Gain on conversion of debt	—	—	(2,459)
Provision for uncollectible note receivable	—	—	62,500
Non-cash litigation settlement	—	—	214,642
Depreciation	1,113	3,028	84,181
Changes in operating assets and liabilities:
Miscellaneous receivable	—	—	4,863
Interest receivable	—	—	(13,611)
Prepaid expenses and other current assets	(68,258)	(904)	(128,694)
Advances on behalf of affiliated company	—	—	(562,990)
Accounts payable	36,431	21,459	129,014
Accounts payable - related party	—	—	364
Accrued liabilities	(2,650)	(8,441)	262,656
Interest payable, other	—	—	49,750
Net Cash Used in Operating Activities	(1,092,695)	(1,185,331)	(11,380,565)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property interest	—	—	(100,000)
Purchase of furniture and equipment	—	(1,860)	(150,600)
Proceeds from sale of fixed assets	—	—	32,001
Deposits	—	—	(22,440)
Issuance of notes receivable	—	—	(249,430)
Payments received on notes receivable	—	—	129,450
Cash received in acquisition of Gold and Minerals Company, Inc.	—	—	89,902
Costs associated with acquisition share issuance	—	—	(32,324)
Cash paid in connection with acquisition of DML Services, Inc.	—	—	(50,000)
Net Cash Used in Investing Activities	—	(1,860)	(353,441)

(Continued)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Nine Months Ended June 30,		July 26, 2002 (Inception) Through June 30,
	2013	2012	2013

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock and subscriptions	1,100,000	1,050,000	8,011,591
Costs associated with the sale of stock	—	—	(19,363)
Proceeds from notes payable, related parties	—	—	219,900
Proceeds from warrant exercise	—	—	1,550,742
Proceeds from notes payable, other	—	—	2,322,300
Increase in finance contracts	—	—	117,479
Repayment of notes payable, related parties	—	—	(61,900)
Payments on finance contracts	—	—	(117,479)
Repayment of notes payable, other	—	—	(43,874)
Net Cash Provided by Financing Activities	1,100,000	1,050,000	11,979,396

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,305	(137,191)	245,390

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	238,085	319,939	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$245,390	$182,748	$245,390

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$172,917
Cash paid for income taxes	—	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets disposed for accrued liabilities	$—	$—	$1,991
Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of interest in El Capitan, Ltd.	—	—	28
Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of the COD property	—	—	3,600
Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of the Weaver property	—	—	3,000
Net non-cash advances from affiliated company	—	—	562,990
Notes payable and accrued interest converted to equity	—	—	2,495,544
Accounts payable and accrued liabilities converted to equity	—	—	31,176
Issuance of common stock to former Company officers	—	—	329,015
Issuance of common stock to Gold and Minerals Company, Inc. stockholders in connection with the merger of Gold and Minerals Company, Inc.	—	—	177,752,452

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

NOTE 3 – COMMITMENTS

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

In January 2012, the Company retained Management Resource Initiatives, Inc. for managing and overseeing the process of marketing and selling the Company and performing other services aimed at furthering the Company's strategic goals pursuant to an unwritten consulting arrangement. Under this arrangement, the Company pays Management Resource Initiatives a monthly consulting fee of $10,000. The Company made aggregate payments of $90,000 to Management Resource Initiatives during the nine months ended June 30, 2013. Management Resource Initiatives is a related party because it is a corporation that is wholly-owned by John F. Stapleton who is a Director of El Capitan and Chief Financial Officer of the Company.

In June 2013, the Company signed a contract to have chain of custody head ore located in Denver, Colorado processed by an independent party. The head ore has been shipped to the processing site. The process will be observed by one of our outside “Qualified Person” (QP) consultants.

The contract calls for a $100,000 retainer that was paid as of June 30, 2013. Upon completion of the project, if the Company receives a profit from the sale of the recovered precious metals above and beyond the retainer amount paid, the Company will issue 500,000 shares of the Company’s S-8 common stock pursuant to our 2005 Stock Incentive Plan to the processing company. The fair value of the common shares was determined to be $63,750 as of June 30, 2013 and it will be recognized over the service period through the expected completion date of the project in September 2013.

NOTE 4 – STOCKHOLDERS’ EQUITY

Equity Purchase Agreement

On July 11, 2011, the Company entered into an Equity Purchase Agreement (the “Agreement”) with Southridge Partners II, LP (“Southridge”), pursuant to which the Company may from time to time, in its discretion, sell newly-issued shares of its common stock to Southridge for aggregate gross proceeds of up to $5,000,000. On April 3, 2013, the Company entered into an amendment (the “Amendment”) to the Agreement with Southridge. Southridge’s purchase commitment under the Agreement was scheduled to expire on the earlier of July 11, 2013, or the date on which aggregate purchases by Southridge under the Agreement total $5,000,000. Pursuant to the Amendment, the parties agreed to extend Southridge’s purchase commitment under the Agreement for an additional year, expiring July 11, 2014. The maximum amount of Southridge’s aggregate purchase commitment under the Agreement remains unchanged at $5,000,000.

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

As of June 30, 2013, the Company has received aggregate proceeds of $3,050,000 under the Agreement and $150,000 subsequent to June 30, 2013 and through August 12, 2013. As of June 30, 2013, the Company had available gross proceeds of $1,950,000 under the Agreement to sell newly-issued shares of El Capitan common stock.

Issuances of Common Stock, Warrants and Options

Common Stock

During the nine months ended June 30, 2013, El Capitan issued 6,168,296 shares of common stock at an average price of $0.1783 per share under the terms of the Equity Purchase Agreement and received cash proceeds of $1,100,000.

During the nine months ended June 30, 2013, El Capitan issued 60,000 shares of S-8 common stock pursuant to our 2005 Stock Incentive Plan for outside consulting services valued at $15,750, the value of the closing price of the stock on the date of issuance.

Warrants

During the nine months ended June 30, 2013, the Company did not issue any warrants.  There were no warrants outstanding as of September 30, 2012 or June 30, 2013.

Options

On June 22, 2013, 500,000 options at an exercise price of $1.02 expired.

On January 15, 2013, pursuant to the 2005 Stock Incentive Plan, the Company granted two consultants five-year stock options to purchase an aggregate 350,000 shares of the Company’s common stock at an exercise price of $0.215 per share. 250,000 options vested immediately. 100,000 options were scheduled to vest in 20% annual increments beginning on January 15, 2014. The fair value of the option was determined to be $65,866 using the Black-Scholes option pricing model, and was expensed as stock-based compensation during the nine months ended June 30, 2013. The significant assumptions used in the valuation were: the exercise price of $0.215, the market value of the Company’s common stock on the date of grant, expected volatility of 136.43%, risk free interest rate of 0.751%, expected term of 5.0 years and expected dividend yield of zero.

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

On January 15, 2013, pursuant to the 2005 Stock Incentive Plan, the Company granted to each of three directors of the Company five-year stock options to purchase 500,000 of the Company common stock, and to the controller a five-year stock option to purchase 100,000 shares of the Company’s common stock, all of which vested immediately, at an exercise price of $0.215 per share. The fair value of the option was determined to be $200,983 using the Black-Scholes option pricing model, and was expensed as stock-based compensation during the nine months ended June 30, 2013. The significant assumptions used in the valuation were: the exercise price of $0.215, the market value of the Company’s common stock on the date of grant, expected volatility of 102.528%, risk free interest rate of 0.359%, expected term of 2.5 years and expected dividend yield of zero.

On November 30, 2012, El Capitan amended the expiration date of an aggregate of 1,500,000 outstanding common stock options. The options were originally scheduled to expire on February 7, 2013. The expiration date of 1,000,000 of the options was extended to February 7, 2018 and the expiration date of 500,000 of the options was extended to June 22, 2013. The incremental increase in the fair value of the option was determined to be $65,275 using the Black-Scholes option pricing model, and was expensed as stock-based compensation during the nine months ended June 30, 2013. The significant assumptions used in the valuation were: the exercise price of $1.02, the market value of the Company’s common stock on the date of amendment, expected volatility of 95.22%, risk free interest rate of 0.34%, expected term of 2.6 years and expected dividend yield of zero.

On July 6, 2012, a new Director of the Company was awarded a ten-year 500,000 share stock option at an exercise price of $0.21 per share that vests in 12 equal monthly installments commencing on the one month anniversary of the grant date and has a cashless exercise provision. The fair value of the option was determined to be $90,878 using the Black-Scholes option pricing model. The significant assumptions used in the valuation were: the exercise price of $0.21, the market value of the Company’s common stock on July 6, 2012, expected volatility of 133.12%, risk free interest rate of 0.64%, expected term of five years and expected dividend yield of zero. Stock-based compensation was recorded related to this grant during the year ended September 30, 2012, of $22,720 and $68,159 was expensed in the nine months ended June 30, 2013.

The following table sets forth certain terms of the Company’s outstanding options and exercisable options for the nine months ended June 30, 2013:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Balance, September 30, 2012	4,650,000	$0.57	4,275,000	$0.60
Granted	1,950,000	0.215	1,950,000	0.215
Vested	—	—	375,000	0.21
Exercised	—	—	—	—
Expired/Cancelled	(500,000)	1.02	(500,000)	1.02
Balance, June 30, 2013	6,100,000	$0.42	6,100,000	$0.42

Weighted average contractual life in years	4.95		4.95

Aggregate intrinsic value	$—		$—

The intrinsic value of each option share is the difference between the fair market value of the common stock and the exercise price of such option share to the extent it is "in-the-money.” Aggregate intrinsic value represents the pretax value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.13 closing stock price of the Company’s common stock on June 30, 2013, and there were no options in-the-money on the date of measurement. The intrinsic value amounts change based on the market price of the Company’s stock.

The Company has a 2005 Stock Incentive Plan under which 30,000,000 shares are reserved and registered for stock and option grants. There were 12,135,913 shares available for grant under the Plan at June 30, 2013, excluding the 6,100,000 options outstanding.

NOTE 5 – SUBSEQUENT EVENTS

Subsequent to June 30, 2013, and through August 12, 2013, El Capitan sold an aggregate of 1,502,807 shares to Southridge Partners under the Equity Purchase Agreement for aggregate cash proceeds of $150,000.

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

We have completed testing and enhancement of our recovery process and have determined the existence and concentration of commercially extractable precious metals or other minerals at this property site. Based upon the initial results attained, we engaged an investment banker on January 31, 2012, to formalize plans for the marketing of the El Capitan property for sale to a major mining company.

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

Based on the recommendations made to El Capitan by its investment banker, the Company undertook to have its QP direct an analytic project to determine what and how much precious metals could be recovered with an “industry standard” cyanide leaching recovery method. The QP selected the sample materials that are broadly representative of the property and included blanks (no precious metal) and standards (known amounts of precious metals). These were delivered, under chain of custody, to the designated laboratories.

The initial analyses conducted to determine precious metals content at one of the labs failed to accurately describe the contents of the blanks and standards which rendered all results unreliable and unusable. This test in no way depicts anything about the El Capitan ore samples. Significant time, effort and related costs were expended and the QP has directed that the tests be conducted again at an Arizona laboratory and those tests are currently being conducted and include chain of custody ore samples and the required blanks and standards. The testing is anticipated to take total of three weeks for each batch. The analytics will continue through the month of August. Results will be scrutinized for purposes of updating the major research report previously provided to our investment banker and expect to publish a summary of those results for the purpose of informing our shareholders of the findings.

The Company believes that the potential recovery of gold utilizing a standard recovery method along with the recovery of silver using the Sundancer Method could significantly increase the value of the property and enhance shareholder value.

Financial Condition, Liquidity and Capital Resources

Historically we have relied on equity and debt financings to finance our ongoing operations.  To continue our metallurgical and recovery program efforts on the El Capitan project and continue our business strategies for our fiscal year 2013, we plan to continue to utilize the Equity Purchase Agreement (the “Agreement”) that we entered into with Southridge Partners II, LP (“Southridge”) in July 2011. The original term of the Agreement was two years, and can be terminated by the Company at any time.  Under the Agreement, we have the right, but not an obligation to sell newly-issued shares of our common stock to Southridge. The shares to be sold under the Agreement will be made pursuant to our effective registration statement on Form S-3 filed with the Securities and Exchange Commission (SEC File No. 333-175038).  Southridge’s purchase commitment under the Agreement was scheduled to expire on the earlier of July 11, 2013, or the date on which aggregate purchases by Southridge under the Agreement total $5,000,000. On April 3, 2013, we entered into an amendment (the “Amendment”) to the Agreement pursuant to which the parties agreed to extend Southridge’s purchase commitment under the Agreement for an additional year, expiring July 11, 2014. The maximum amount of Southridge’s aggregate purchase commitment under the Agreement remains unchanged at $5,000,000. As of August 12, 2013, we have sold Southridge shares of common stock for aggregate proceeds of $3,200,000 and have the right, subject to certain conditions, to sell to Southridge $1,800,000 of newly-issued shares of El Capitan common stock pursuant to the Agreement.

A further description of the Agreement is set forth in Note 4 of the Notes to Consolidated Financial Statements – “Equity Purchase Agreement.” We expect that the proceeds received from the Agreement will provide adequate funding that will permit us to continue our business strategy of preparing to present the El Capitan property to sell to or entering into a joint venture with a producing mining company with the assistance of our investment banker. In that regard, we currently anticipate utilizing the funds to finalize recovery process demonstrations for the El Capitan deposit, complete any additional permitting requirements that may be required on the El Capitan project (no further exploration plans exist at this time) and pay for necessary corporate personnel and general and administrative operating costs and expenses to be incurred in the marketing of the El Capitan property.

As of June 30, 2013, we had cash on hand of $245,390 and an accumulated deficit of $201,554,107. Based upon our budgeted burn rate as of such date, we have operating capital for approximately two and one-third months, excluding any cash received by the Company upon the sale of its shares of common stock under the terms of the Agreement subsequent to the quarter ended June 30, 2013. If management’s plans are not successful, operations and liquidity may be adversely impacted.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until our property is sold or a joint venture is entered into for development and deployment of the El Capitan property. There is no guarantee that we will achieve proven commercially viable recovery of precious metals at the El Capitan site.

Expenses and Net Loss

Our operating expenses decreased $84,579 from $439,968 for the three months ended June 30, 2012 to $355,389 for the three months ended June 30, 2013. The decrease is mainly attributable decreases in professional fees aggregating $100,184 and administrative consulting fees of $15,000. These decreases were offset mainly by increases in exploration costs of $21,672 and other general and administrative of $11,368.

The decrease in professional fees is directly related to decreased cost incurred for investor relations of $101,900. The decrease in administrative consulting fees is a result of one less consultant. The increase in exploration expenses was in the areas of mine legal costs of $10,931, assay related costs of $54,126, freight associated with the transporting of the El Capitan concentrates of $23,000 and was offset by decreases in costs associated with mine outside consulting of $40,043 and mineral extraction activities of $29,725. Other general and administrative increased due to necessary equipment rental at the El Capitan property site aggregating $12,088.

Our net loss for the three months ended June 30, 2013 decreased to $355,328 from a net loss of $439,915 incurred for the comparable three month period ended June 30, 2012. The decrease in net loss of $84,587 for the current period is attributable to the aforementioned net decrease in operating expenses.

Nine Months Ended June 30, 2013 Compared to Nine Months Ended June 30, 2012

Revenues

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until our property is sold or a joint venture is entered into for development and deployment of the El Capitan property. There is no guarantee that we will achieve proven commercially viable recovery of precious metals at the El Capitan property.

Expenses and Net Loss

Our operating expenses increased $57,125 from $1,418,445 for the nine months ended June 30, 2012 to $1,475,570 for the nine months ended June 30, 2013. The increase is mainly attributable to increases in other general and administrative of $298,740. The increase was offset mainly by decreases in professional fees of $168,338, administrative consulting fees of $50,000 and legal and accounting of $32,585.

The decrease in professional fees is directly related to costs associated with investment banker activities of $53,000 and costs associated with investor relations of $120,873. The decrease in legal and accounting is due to a decrease in legal fees incurred during the period of $36,314. The increase in other general and administrative was attributable to an increase in costs associated with options of $295,281.

Our net loss for the nine months ended June 30, 2013 increased to $1,475,364 from a net loss of $1,418,276 incurred for the comparable nine month period ended June 30, 2012. The increase in net loss of 57,088 for the current period is attributable to the aforementioned net increase in operating expenses.

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

The price of gold and silver has experienced an increase in value over the past five years. A historical chart of their respective prices is contained in Item 1, the “Business” portion of the Company’s Annual Report on Form 10-K for the year ended September 30, 2012, filed with the SEC on December 14, 2012.  Beginning in April 2013, the price of gold and silver has experienced a downward swing. A significant permanent drop in the price of gold, silver or other precious metals may have a materially adverse effect on the future results of potential operations and the opportunity to market the sale of the El Capitan property. The costs associated with the recovering of precious metals may also cause a material adverse effect on the financial success of the Company and our ability to market the sale of the El Capitan property.

Off-Balance Sheet Arrangements

During the three months ended June 30, 2013, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

Contractual Obligations

As of June 30, 2013, we had no contractual obligations (including long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations and other long-term liabilities reflected on our balance sheet under GAAP, that are expected to have an adverse effect on our liquidity and cash flows in future periods.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EL CAPITAN PRECIOUS METALS, INC.

Dated: August 13, 2013	By:	/s/ Charles C. Mottley
Charles C. Mottley Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: August 13, 2013	By:	/s/ John F. Stapleton
John F. Stapleton Chief Financial Officer and Director (Principal Financial Officer)

