Form 10-K
period 2013-09-30
EL CAPITAN PRECIOUS METALS INC
filed 2013-12-27
CIK 1135202

Table of Contents Index to Financial Statements

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐     Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☑

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of March 29, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $39,746,109 based on the last trading price of the registrant’s common stock of $0.17 as reported on the OTC Bulletin Board on such date.

As of December 27, 2013, the registrant had 266,370,627 shares of its $.001 par value common stock issued and outstanding.

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

These risks and uncertainties and other factors include, but are not limited to those set forth under Item 1A. Risk Factors of this Annual Report on Form 10-K. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as otherwise required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Annual Report or in the documents we incorporate by reference, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report on Form 10-K.

Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

Table of Contents Index to Financial Statements

PART I

ITEM 1.	BUSINESS

El Capitan Precious Metals, Inc., a Nevada corporation (“ECPN”), is a precious minerals company based in Scottsdale, Arizona. Together with its consolidated subsidiaries (collectively referred to as “El Capitan,” the “Company,” “our” or “we”), ECPN is an exploration stage company that has owned interests in several properties located in the southwestern United States in the past. We are principally engaged in the exploration of precious metals and other minerals. Our primary asset is the 100% equity interest in El Capitan, Ltd., an Arizona corporation (“ECL”), which holds an interest in the El Capitan property located near Capitan, New Mexico (the “El Capitan Property”). We have completed the research and confirmation procedures on the recovery process for the El Capitan Property ore and our evaluation as to the economic and legal feasibility of the property. To date, we have not had any material revenue producing operations.  There is no assurance that a commercially viable mineral deposit exists on our property.

We have completed testing and enhancement of our recovery process and have determined the existence and concentration of commercially extractable precious metals or other minerals at the El Capitan Property. Based upon the initial results attained, we engaged an investment banker on January 31, 2012 to assist us in marketing the El Capitan Property for potential sale to a major mining company.

During the remainder of our fiscal year ended September 30, 2012, we continued to enhance our recovery processes and also attempted to recover precious metals from previously stored concentrates using new and different recovery process developed by an outside vendor. This new process proved to be unsuccessful because our vendor’s equipment was insufficient to accomplish an acceptable result. We also undertook to develop a Recovery Demonstration that could be used for presentation purposes in connection with prospective buyers’ due diligence investigations. Dr. Clyde Smith, an internationally recognized geologist who has worked with the Company as a QP (Qualified Person) since 2005, agreed to direct and complete this Recovery Demonstration. Dr. Smith worked independently of El Capitan, directing the mining, crushing and concentration of several tons of virgin ore from the El Capitan Property, and the smelting of that ore into dore’ bars. The project was completed in July 2012. In August 2012 we completed the successful testing of a production process for the recovery of precious metals from these concentrates. A test run of this new process, on 700 pounds of concentrates from the El Capitan Property, yielded results consistent with those achieved for the sale last year of a dore’ bar to Gannon & Scott. We continued to make steady progress over the remainder of the 2012 fiscal year to provide our investment bank with information and tools needed to market and sell the El Capitan Property, and the news related to the processing of concentrates was a major step forward in our overall strategy.

Early in fiscal 2013, and based on recommendations made to us by our investment banker, we undertook to have our QP direct an analytic project to determine what and how much precious metals could be recovered with an “industry standard” cyanide leaching recovery method. The QP selected sample materials that were broadly representative of the property and included blanks (no precious metal) and standards (known amounts of precious metals). These were delivered, under chain of custody, to designated laboratories.

In March 2013, we disclosed that we obtained results from a well-respected metallurgical lab which used pre-treatment of the ore and the industry accepted method of cyanide vat leaching. The resulting assays, which were obtained under chain of custody procedures, demonstrated significant values of gold along with lesser amounts of other precious metals. In order to maximize the recovery of all precious metals, we began to work with five different independent metallurgical laboratories to develop an encompassing recovery process that will include both cyanidation recovery as well as the silver-lead process. We continued to engage Dr. Clyde Smith as our QP to be responsible for monitoring and overseeing both processes for continued credibility.   The QP selected the sample materials that were broadly representative of the property and included blanks (no precious metal) and standards (known amounts of precious metals). These were delivered, under chain of custody, to the designated laboratories.

Table of Contents Index to Financial Statements

The initial analyses conducted to determine precious metals content at one of the labs failed to accurately describe the contents of the blanks and standards which rendered all results unreliable and unusable. This test in no way depicted anything about the El Capitan ore samples. Significant time, effort and related costs were expended and the QP directed that the tests be conducted again at an Arizona laboratory and were conducted and include chain of custody ore samples and the required blanks and standards. The tests consisted of three batches of chain of custody ore samples.

The primary reason for the project was to determine the recovery of precious metals that can be achieved from the El Capitan ore by an industry-standard cyanide vat leach. The preliminary results were significant enough for the QP to recommend enlisting a world-class expert in cyanide leaching. To manage and support the completion of this project, a dedicated engineer was appointed by the QP to oversee the daily schedule and all activities and analytic results. The world-recognized organization chosen is able to validate the recovery of the precious metals and develop the economic model to determine the costs for such recovery in a production environment with the expertise that will be recognized by major mining companies. The data generated will be used to update the Major Research Report with both the recovery data and production costs requested by the investment banker for presentation of the property. This process requires additional analytic runs. We decided to complete this initiative with such a high-level industry expert in order to give the project results the credibility that only a broadly recognized cyanide leaching and engineering company can convey. This project was undertaken in September 2013 under the direction of our QP and was completed in November 2013.

In late September 2013, with the support of another technology, we began a project of production processing of El Capitan head ore collected and managed under chain-of-custody guidelines. This is the first, production-scale process that we have conducted ourselves. We anticipate that the results will describe both the effectiveness of the process being used and the precious metals values recoverable, without the use of chemicals. This process involves the fine grinding of head ore and separation of iron ore from the precious metals without the use of cyanide.

As part of this project, we are processing 30 tons of concentrates that we produced approximately ten years ago have since stored at the mine site. This is being done in order to determine the viability of the recovery any precious metals under this technology. This initiative is important for two reasons: because it will provide materials process-handling information, and because of the potential cash flow from the spot-market sale of any resulting dore’ bars. It is important to note that no direct information related to head ore value is to be gained from these concentrates because they do not have a documented history. These concentrates lack the pedigree of freshly mined and concentrated ore, testing has revealed that they may yield precious metals that can be sold in the spot market.

On November 7, 2013 we announced that we have recovered 1.04 ounces per ton of gold equivalent from the El Capitan Property. These results were produced from head ore that has been sold in an arm’s-length transaction to an independent refinery. The chain-of-custody ore was finely milled and magnetically separated using specific gravity concentrating methodology without the use of cyanide. This initial production testing represents the complete methodology—from head ore to final sale.

On November 20, 2013 we announced that the new recovery method was also used on 30 tons of stored concentrates, which had been produced approximately eight years ago. After storage and possible contamination, these concentrates proved to be incompatible with this recovery process. The Company has decided to discontinue processing of the stored concentrates and will focus on the processing the head ore and the recovery of precious metals.

Our Company and its Subsidiaries

El Capitan Precious Metals, Inc. is a Nevada corporation that owns 100% of the outstanding common stock of El Capitan Precious Metals, Inc., a Delaware corporation (“El Capitan Delaware”). Prior to January 19, 2011, El Capitan Delaware owned a 40% interest in ECL.  On January 19, 2011, we acquired the remaining 60% interest in ECL from Gold and Minerals Company, Inc. (“G&M”) by merging an acquisition subsidiary created by ECPN with and into G&M. In connection with the merger, each share of G&M common and preferred stock outstanding was exchanged for approximately 1.414156 shares of ECPN common stock, resulting in the issuance of an aggregate of 148,127,043 shares of ECPN common stock to former G&M stockholders. Upon closing of the merger, G&M became a wholly-owned direct ECPN subsidiary and our consolidated Company acquired 100% of ECL. As a result, we now own 100% of the El Capitan Property site.

Table of Contents Index to Financial Statements

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

High, low and average London afternoon fix prices for gold and silver for the period from January 1, 2013 to September 30, 2013 and for the last five calendar years are as follows:

Gold - London Afternoon Fix Prices - US Dollars
	High	Low	Average
Period
For the nine months ended September 30, 2013	$1,693	$1,192	$1,457
For the year ended December 31, 2012	1,750	1,540	1,669
For the year ended December 31, 2011	1,895	1,319	1,572
For the year ended December 31, 2010	1,421	1,058	1,225
For the year ended December 31, 2009	1,213	810	972
For the year ended December 31, 2008	1,011	713	872
Data Source: Kitco

Silver - London Afternoon Fix Prices - US Dollars
	High	Low	Average
Period
For the nine months ended September 30, 2013	$32.23	$18.61	$24,16
For the year ended December 31, 2012	37.23	28.00	31.15
For the year ended December 31, 2011	48.70	26.16	35.12
For the year ended December 31, 2010	30.70	15.14	20.19
For the year ended December 31, 2009	19.18	10.51	14.67
For the year ended December 31, 2008	20.92	8.88	14.99
Data Source: Kitco

Our ability to sell our property will be highly dependent upon the price of these precious metals, the market for which can be highly volatile. There is no assurance that we will be able to recover precious metals from the El Capitan Property or that we will generate significant revenue from the sale of the El Capitan Property.

Competition

The mining industry has historically been highly competitive. It is dominated by multi-billion dollar, multi-national companies that possess resources significantly greater than ours. Additionally, due to our limited resources, we do not intend to develop any of our properties on our own, but rather to only perform exploration on our properties with the anticipation of selling or developing through a joint venture any properties in which our exploration proves successful. Given our size and financial condition, there is no assurance we can compete with any larger companies for the acquisition of additional potential mineral properties, and we have no current plans to do so.

Table of Contents Index to Financial Statements

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

Compliance with the various federal and state governmental regulations requires us to obtain multiple permits for each mining property. Although the requirements may differ slightly in each of the respective states in which we may hold claims or may hold claims in the future, the process of securing such permits generally require the filing of a “Notice of Intent to Locate Mining Claims” and the payment of a fee of $25 to the Bureau of Land Management (“BLM”) office in the state in which the claim is located. Subsequently, we are required to file and record a New Location Notice for each such claim within 90 days of locating the claim, the fee for which is approximately $165. On an annual basis, we are required to pay a maintenance fee of $140 per claim, together with payments of approximately $5 each for annual bulk fuel and water well permits.

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

Table of Contents Index to Financial Statements

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

AMEC prepared and submitted a revised New Mexico Mining and Minerals Subpart 4 Exploration permit application. The revised application was submitted on September 16, 2011 and  MMD issued administrative completeness determination on October 4, 2012.  The Agency comment period closed on December 31, 2012.  MMD requested a site visit as part of the Agency review process, and the site visit was conducted on December 5, 2012. A second site visit was requested by MMD to view locations that were not accessible.  Revisions to the boring locations were made, based on the field visit, and revised boring location figures were submitted to the MMD on April 26, 2013.  To date a second site visit has not been conducted.

A Plan of Operations (“PoO”) was submitted to the United States Forest Service (“USFS”) in 2011.  Comments were received from the USFS and incorporated into a revised document which was resubmitted to the USFS.  In addition, at the request of the USFS, a  National Environmental Policy Act (“NEPA”)  scope of work (“SOW”) was prepared and submitted to the USFS in 2012.  Comments were received from the USFS and incorporated into a revised NEPA SOW.  This activity has been on hold since April 2013.  In February through April 2013, the existing mine permit (LI005 ME) for the Capitan Iron Mine and a cursory review of water rights issues were evaluated.

Although there is no guarantee that the regulatory agencies will approve, in a timely manner, if at all, the necessary permits for our current and anticipated explorations, we are not aware of any material impediments to obtaining the necessary permits in due course.  The permitting process on the State and Federal level made forward progress in 2012 and 2013.

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

Table of Contents Index to Financial Statements

Available Information

ECPN is a Nevada corporation with its principal executive office located at 8390 Via de Ventura, Suite F-110, Scottsdale, Arizona 85258, and its administrative office located at 5871 Honeysuckle Road, Prescott, Arizona 86305. The Company’s telephone number is (928) 515-1942.   ECPN’s website address is www.elcapitanpmi.com.  Our website contains links to download free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Unless expressly noted, none of the information on our website is part of this Annual Report.

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

Table of Contents Index to Financial Statements

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

Although we have no current expectation to pursue financings beyond those contemplated by the Equity Purchase Agreement (discussed below and in Item 7 of this Annual Report on Form 10-K), we may be required to do so if our circumstances change or opportunities requiring expenditures in excess of the proceeds available under the Equity Purchase Agreement present themselves. Other than pursuant to the Equity Purchase Agreement with Southridge, as detailed below, we have no current committed sources of additional capital. We do not know whether additional financing will be available on terms favorable or acceptable to us when needed, if at all. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. In addition, we may grant future investors rights superior to those of our existing stockholders. If we raise additional funds by incurring debt, we could incur significant interest expense and become subject to covenants in the related transaction documentation that could affect the manner in which we conduct our business. If adequate additional capital is not available when required, we may be forced to reduce or eliminate our marketing efforts for the sale of the El Capitan Property.

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

The common stock issued to Southridge pursuant to the terms of the Equity Purchase Agreement will be purchased at a 6.0% discount to the average of the two lowest closing bid prices on the Over-the-Counter Bulletin Board, as reported by Bloomberg Finance L.P., during the five trading days following the written request of the Company to exercise its option to sell shares of its common stock to Southridge.  Southridge will have the ability to sell the shares of our common stock issuable under the Equity Purchase Agreement either in advance of or upon receiving such shares and to realize the profit equal to the difference between the discounted price and the current market price of the shares.

We may not be able to access sufficient funds under the Equity Purchase Agreement when needed.

Our ability to put shares to Southridge and obtain funds under the Equity Purchase Agreement is limited by terms and conditions set forth in such agreement and applicable market regulations.  The terms of the Equity Purchase Agreement restrict the amount of shares we may sell to Southridge at any one time, which is determined by, among other things, the trading volume of our common stock. Accordingly, the Equity Purchase Agreement may not be available to satisfy all of our funding needs from time to time during the term of the Equity Purchase Agreement. To date, however, the Company has not encountered any funding restrictions under the Agreement.

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

Risks Relating to Our Business

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

With the exception of immaterial revenue from the sale of two dore’ bars, we have not yet had revenue-generating operations, and it is possible that we will not find marketable amounts of minerals on our El Capitan Property or that the property will ever be sold.  Should we fail to obtain working capital through other avenues, our ability to continue to market our El Capitan Property could be curtailed.

Until we confirm recoverable precious metals on our El Capitan Property, we may not have any potential of generating any revenue.

Our ability to sell the El Capitan Property depends on the success of our exploration programs and the development of a cost-effective process for recovering precious metals from the ore at the El Capitan Property. We have not established proven or probable reserves at our El Capitan Property.  Even if exploration leads to a valuable deposit, it might take several years for us to enter into an agreement for sale or joint venture development of the property. During that time, depending on economic conditions and the underlying market values of the precious metals that may be recovered, it might become financially or economically unfeasible to extract the minerals at the property

We may not be able to sell the El Capitan Property or on terms acceptable to us.

We are concentrating our efforts on developing a strategic plan to sell the El Capitan Property or potentially enter into a joint venture with a major mining company to operate the mining operation. There is no guarantee that we will be able to find a potential acquirer or joint venture partner on terms that are acceptable to us or at all.

Table of Contents Index to Financial Statements

Our inability to establish the existence of mineral resources in commercially exploitable quantities on our El Capitan Property may cause our business to fail.

The El Capitan Property is in the exploration stage. To date, we have not established a mineral reserve on the El Capitan Property. A “reserve,” as defined by the Securities and Exchange Commission’s Industry Guide 7, is that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination. A reserve requires a feasibility study demonstrating with reasonable certainty that the deposit can be economically and legally extracted and produced.  At this time it is not ascertainable or it is possible that the El Capitan Property does not contain a reserve and all resources we spend on exploration of this property may be lost. We have not received feasibility studies nor obtained necessary operating permits with regard to the El Capitan Property. As a result, we have no reserves at the El Capitan Property. In the event we are unable to establish reserves or measured resources acceptable under industry standards, we may be unable to sell or enter into a joint venture with respect to the development of the El Capitan Property, and the business of ECPN may fail as a result.

The feasibility of mining our El Capitan Property has not been established, meaning that we have not completed engineering, permitting or other work necessary to determine if it is commercially feasible to develop this property.

We currently have not established proven or probable reserves on the El Capitan Property.  Although studies thus far carried out on the El Capitan Property have yielded promising results with respect to potential economic viability, substantial additional feasibility work and expenditures are required to demonstrate economic viability. The mineralized materials identified to date on this property have not and may never demonstrate economic viability. The feasibility of mining has not been, and may never be, established. Whether a mineral deposit can be commercially viable depends upon a number of factors, including the particular attributes of the deposit, including size, grade and proximity to infrastructure; metal prices, which can be highly variable; and governmental regulations, including environmental and reclamation obligations. If we are unable to establish some or all of our mineralized material as proven or probable reserves in sufficient quantities to justify commercial operations, we may not be able to raise sufficient capital to develop a mine or sell the El Capitan Property site. If we are unable to establish such reserves or measured resources acceptable under industry standards, the market value of our securities may decline.

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

The skills of the Company’s directors span mining, business and legal expertise.  The Company relies on contractors and consultants for certain industry matters.  All of these relationships and the background of the directors would be difficult to replace.  Fulfilling the Company’s objectives might be negatively impacted or prove more costly to obtain if we were to lose the services of these directors, contractors or consultants.  The Company does not own life insurance on any of our officers, directors, contractors or consultants.

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

Exploration for minerals is highly speculative and involves greater risk than many other businesses. Most exploration programs fail to result in the discovery of economically feasible mineralization. Our exploration and mining efforts are subject to the operating hazards and risks common to the industry, such as:

Table of Contents Index to Financial Statements

•	economically insufficient mineralized materials;
•	decrease in values due to lower metal prices;
•	fluctuations in production cost that may make mining uneconomical;
•	unanticipated variations in grade and other geologic problems;
•	unusual or unexpected formations;
•	difficult surface conditions;
•	metallurgical and other processing problems;
•	environmental hazards;
•	water conditions; and
•	government regulations.

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

We are required to seek and maintain federal and state government approvals and permits in order to conduct exploration and other activities on our El Capitan Property. The permitting requirements for our respective claims and any future properties we may acquire will be somewhat dependent upon the state in which the property is located, but generally will require an initial filing and fee (of approximately $25) relating to giving notice of an intent to make a claim on such property, followed by a one-time initial filing of a location notice with respect to such claim (approximately $165), an annual maintenance filing for each claim (generally $140 per claim per year), annual filings for bulk fuel and water well permits (typically $5 per year each) and, to the extent we intend to take any significant action on a property (other than casual, surface-level activity), a one-time payment of a reclamation bond to the Bureau of Land Management (the “BLM”), which is to be used for the reclamation of the property upon completion of exploration or other significant activity. In order to take any such significant action on a property, we are required to provide the BLM with either a notice of operation or a plan of operation setting forth our intentions. The amount of the reclamation bond is determined by the BLM based upon the scope of the activity described in the notice or plan of operation. With respect to the current plan of operations on the El Capitan Property, the reclamation bond was $15,000, but this amount will vary with each property and respective notice or plan of operation.

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

As of September 30, 2013, we own four patented claims, covering approximately 77.5 acres, and 188 lode claims with the BLM covering approximately 3,760 acres at the El Capitan Property.

The map set forth below shows the location of our claims on the El Capitan Property as of September 30, 2013:

Table of Contents Index to Financial Statements

Previous Operations

To our knowledge, prior to its acquisition by ECL, the property was last active in 1988. The property was previously drilled as an iron (Fe) resource by the U.S. Bureau of Mines in 1944 and 1948. From 1961 to 1988, to our knowledge, an estimated 250,000 tons of iron ore were produced on the property. Prior to December 2004, there had not been any significant exploration completed on the property. There had only been shallow drilling of the upper magnetite horizon, which was completed by the U.S. Bureau of Mines in 1944 and 1948, and additionally performed by ECL in 2002. Additionally, there was geologic mapping of the property at a scale of 1:3,600 by Kelley in 1952.  ECPN has made its annual maintenance filings and payment of an annual maintenance fee to the BLM for the claims ($140 per year) and of bulk fuel and water well permits on the El Capitan Property site.

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

Potential mineralization has been defined as two separate types: (i) magnetite iron, and (ii) hematite-calcite mineralized skarn and limestone, which may contain precious metals. By using core holes located at strategic points throughout the property, we have been able to develop subsurface information and define the mineralization. To date, there have been no proven commercial precious metals reserves on the El Capitan Property site. To establish “reserves” (as defined under Industry Guide 7 issued by the SEC), we will be required to establish that the property is commercially viable.  As of September 30, 2013, we have not completed a feasibility study on the property, and thus cannot identify the economic significance of the property, if any, at this time.

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

The Company and Gold and Minerals Company, Inc. (“G&M”), a wholly owned subsidiary of the Company, have incurred a total of $9,493,618 in exploration costs associated with the El Capitan Property.  G&M has incurred $5,275,916 in exploration costs, commencing January 1, 1994 through September 30, 2013, and the Company has incurred $4,217,702 in exploration costs, from its inception on July 26, 2002 through September 30, 2013.  The foregoing exploration costs include those costs associated with drilling, assaying, filing fees, extraction process development, consultant, geological, metallurgical, chemist, environmental and legal fees, and other miscellaneous property development costs.

Table of Contents Index to Financial Statements

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

We have retained the services of Dr. Smith to manage the investigation of the El Capitan Property. Dr. Smith is a Consulting Geologist with over 34 years of experience in the mining industry. Dr. Smith holds a B.A. from Carleton College, a M.Sc. from the University of British Columbia, and a Ph.D. from the University of Idaho. Dr. Smith also served as a member of the Industrial Associates of the School of Earth Sciences at Stanford University for several years. ECL has also retained the services of a Ph.D. chemist to compile the prior and ongoing metallurgical and geological information for incorporation into a formal presentation for the purpose of the future marketing of the property.

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

Table of Contents Index to Financial Statements

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

Based upon the results to date, we engaged an investment banker on January 31, 2012, to formalize plans for the marketing of the El Capitan Property for sale to a major mining company and is consulting with the Board of Directors to enhance the marketing package for the presentation of the El Capitan property.

After the Company announced the silver-lead inquart of three dore’ bar tests of concentrates it continued its verification of metals values with 20 chain-of-custody head ore samples. These analyses were performed for the due diligence requirements for Houlihan Lokey, the Company’s investment banker.   These tests were concluded in September, 2012. These results are listed below. Further tests were performed with material prepared by Proven Technologies, LLC (‘Proven”) are also listed below.

We have discontinued working with Proven, located in Houston, Texas, as they have repeatedly had significant equipment problems with the technology they utilize.

Table of Contents Index to Financial Statements

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

During our fiscal year 2013 we continued work on the recovery of precious metals mainly utilizing the industry accepted method of cyanide vat leaching under chain of custody procedures. Initial results demonstrated significant values of precious metals. We continued working with metallurgical labs during the year to enhance the recovery process to include both the cyanidation recovery as well as the silver–lead process (“Sundancer Method”).

In October 2013 we announced recovery gold equivalent assay results involving the El Capitan head ore, collected and managed under chain of custody guidelines, as follows;

		Ounces
		Per Ton

A.	Initial Cyanide Leaching, 14- day test	.12
B.	Fine Grind, Magnetically-Separated Ore	.28

Based upon these results we are continuing the initiatives to validate these results. The fine grinding of head ore and separation of iron ore from the precious metals. The iron ore, which has presented challenges related to the recovery of precious metals from the ECPN ore, also represents an opportunity: a valuable and saleable by-product that can offset a significant portion of mining costs. We will continue to work on enhancing this technology procedure and achieve replicated results on chain of custody head ore.

We are utilizing and verifying three recovery process on the El Capitan ore: cyanide leaching utilizing various pre-step ore processing, silver –lead inquarting and the find grind and magnetically separated ore.

The final verification process is to insure that El Capitan ore that is well in line with the ore values being recovered to ensure the recovery process is not prohibitive in comparison to the price of the precious metals recoverable at the El Capitan Property.

Based upon the new test results received in mid December 2013, that utilizes the fine-grinding and separation method, we will move forward with plans for a limited-scale mining operation at the El Capitan mine site in New Mexico in support of the sale of that property. We currently hold a 5-acre small mining permit that will be used on our patented land.

The Company engages third party consultants to provide extraction and analysis of samples.  As part of its selection process, the Company takes into account the quality assurance practices of such consultants prior to engagement. Consequently, the Company has not created an independent quality assurance program.

Table of Contents Index to Financial Statements

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

Pursuant to a joint venture agreement with U.S. Canadian Minerals, Inc. (“U.S. Canadian”) entered into in May 2004, we transferred an 80% interest in the COD Property to U.S. Canadian. Pursuant to the agreement, we planned to explore the property to determine the feasibility of recovering gold and silver from the tailings of the COD Property.  We were to receive 50% of the profits from the gold and silver tailings, if any. We were required to contribute the equipment necessary for such exploratory operations. U.S. Canadian agreed to contribute 90 days operating capital to provide for at least three workers, fuel, necessary equipment, and equipment repair and maintenance. After the 90-day period, the parties were to split the costs and expenses related to the operation of the mine in accordance with their profit participation in the COD Property. To date, we have spent approximately $2,500 on this project.  On August 29, 2005, we executed a Quit Claim Deed in favor of U.S. Canadian covering all of the mining claims identified in the joint venture for purposes of facilitating the management of the claims by U.S. Canadian pursuant to the joint venture. There has been no activity by us at this property since 2005. We were advised by U.S. Canadian on October 21, 2009, that they had transferred all of their interest in the COD Property to an unrelated party.  On January 11, 2010, U.S. Canadian and the unrelated party rescinded the October 21, 2009 transaction and a Quit Claim Deed on the COD Property was returned to U.S. Canadian.  U.S. Canadian, now known as Noble Consolidated Industries Corp. (“Noble”), is listed on the Gray Market Sheets with no value or trading activity. Based upon the events and financial condition of Noble, we have determined that this joint venture is not viable and, as a result, the Company does not consider the COD Property to be a material property of the Company at this time.

Executive Offices and Administrative Offices

The executive office is at 8390 Via de Ventura, Suite F-110, Scottsdale, Arizona 85258 and the administrative office is at 5871 Honeysuckle Road, Prescott. Arizona 86305. The administrative office premises are contributed free of charge by Mr. Stephen J. Antol, Controller for the Company. We believe that the offices are adequate to meet our current operational requirements. Other than our property as described above, we do not own any real property.

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

Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board, or “OTC Bulletin Board,” under the trading symbol “ECPN.” The following table sets forth the range of high and low closing bid quotes of our common stock per quarter as reported by the OTC Bulletin Board for the past two fiscal years ended September 30, 2013 and 2012, respectively. All quoted prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Price Range
Quarter Ended	High	Low

September 30, 2013	$0.13	$0.07
June 30, 2013	$0.19	$0.10
March 31, 2013	$0.23	$0.17
December 31, 2012	$0.47	$0.16

September 30, 2012	$0.52	$0.21
June 30, 2012	$0.37	$0.17
March 31, 2012	$0.58	$0.15
December 31, 2011	$0.72	$0.31

Holders

As of December 23, 2013, we had approximately 1,433 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder. As of December 23, 2013, we had approximately 7,100 beneficial holders of our common stock.

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

Recent Sales of Unregistered Securities

During our fiscal year ended September 30, 2013, we had no sales of unregistered securities.

Table of Contents Index to Financial Statements

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data sets forth our summary historical financial data as of and for the fiscal years ended September 30, 2013, 2012, 2011, 2010 and 2009. This information was derived from our audited consolidated financial statements for each period.  Our selected historical financial data is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto included elsewhere in this report. For additional information relating to our operations, see “Item 1. Business” and “Item 2. Properties.”

	Year Ended September 30,
	2013	2012	2011	2010	2009

Operating Data
Operating revenues	$—	$—	$—	$—	$—
Operating expenses	1,742,864	1,918,415	178,949,160	1,279,249	953,699
Loss from operations	(1,742,864)	(1,918,415)	(178,949,160)	(1,279,249)	(953,699)
Other income (expense)	252	211	28,118	2,720	198
Net loss	(1,742,612)	(1,918,204)	(178,921,042)	(1,276,529)	(953,501)
Basic & diluted loss per share	(0.01)	(0.01)	(0.89)	(0.01)	(0.01)
Weighted average shares outstanding	255,575,240	248,234,847	199,934,079	90,972,066	88,004,276

Balance Sheet Data
Cash and cash equivalents	$373,692	$238,085	$319,939	$955,023	$2,348
Total current assets	572,694	300,518	355,328	996,926	28,537
Property and equipment, net	930	2,095	3,707	2,950	8,677
Land and mineral rights	1,879,608	1,879,608	1,879,608	788,808	788,808
Total assets	2,475,672	2,204,661	2,261,083	1,811,124	848,462

Current liabilities	155,277	128,163	165,547	493,129	605,290
Long-term obligations	—	—	—	—	—
Total stockholders’ equity	2,320,395	2,076,498	2,095,536	1,317,995	243,172
Total liabilities and stockholders’ equity	2,475,672	2,204,661	2,261,083	1,811,124	848,462

The foregoing should be read in conjunction with the Audited Financial Statements of the Company and Notes thereto included elsewhere in the Annual Report. See “Item 8. Financial Statements” below.

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

Table of Contents Index to Financial Statements

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

The initial analyses conducted to determine precious metals content at one of the labs failed to accurately describe the contents of the blanks and standards which rendered all results unreliable and unusable. This test in no way depicted anything about the El Capitan ore samples. Significant time, effort and related costs were expended and the QP directed that the tests be conducted again at an Arizona laboratory, and included chain of custody ore samples and the required blanks and standards.

For complete details regarding the business of the Company, see “Item 1. Business” and “Item 2. Properties,” above.

Results of Operations - Fiscal year ended September 30, 2013 compared to fiscal year ended September 30, 2012.

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues in our fiscal year 2014, if ever. We realized a net decrease in operating expenses of $175,551 from $1,918,415 for the year ended September 30, 2012 to $1,742,864 for the year ended September 30, 2013. The decrease is comprised mainly of decreases due to professional fees of $173,353, in administrative consulting fees of $40,000 and legal and accounting fees of $31,746. These decreases were offset by increases in other general and administrative aggregating $75,087.

The decrease in professional fees in the current year is mainly attributable to decreases in stock compensation for investor relations of $103,650; public relations related costs of $24,183 and costs associated with investment banker activities of $41,596. Administrative consulting costs decreased $40,000 in the current year due to a decrease in personnel in the latter part of our fiscal year. The decrease in legal and accounting is mainly due to decreased legal fees incurred during the year of $27,066. The increase in other general and administrative is mainly attributable to increases in costs associated with stock options of $70,517, travel costs of $11,816 and equipment rental charges of $12,310. These increases were offset by decreases in director meetings costs of $6,830 and business news publication costs of $11,100.

Table of Contents Index to Financial Statements

Our net loss decreased by $175,592 from $1,918,204 for the fiscal year ended September 30, 2012 to $1,742,612 for the current fiscal year ended September 30, 2013. The decrease in net loss is mainly attributable to the net decrease in operating expenses detailed above.

Liquidity and Capital Resources

Historically we have relied on equity and debt financings to finance our ongoing operations.  On May 19, 2010, the Board of Directors authorized a private placement of 3.2 million shares of restricted common stock at $0.35 per share. On July 23, 2010, the Board of Directors authorized an increase in the private placement to 4.3 million shares at $0.35 per share. The working capital funds from this private placement were utilized for payments for the continued implementation of our business strategies mainly associated with our El Capitan Property, necessary corporate personnel, and related general and administrative expenses during our fiscal year ended September 30, 2011. We also utilized this funding to complete the merger of G&M into our wholly owned subsidiary and gain 100% ownership of the El Capitan Property in January 2011. As part of the merger with G&M we received cash of $89,902 and collected $62,520 on notes receivable in our fiscal year ended September 30, 2011.

To fund our operational expenses in the fiscal years ended September 30, 2013 and 2012, we mainly relied on proceeds received from sales of our common stock pursuant to an Equity Purchase Agreement dated July 11, 2011 (the “Equity Purchase Agreement”) with Southridge Partners II, LP (“Southridge”). Under the Equity Purchase Agreement, we have the right, but not an obligation, to sell newly-issued shares of our common stock to Southridge. The original term of the Equity Purchase Agreement was two years, subject to the Company’s right to terminate at any time.  The purchase commitment of Southridge under the Agreement was scheduled to expire on the earlier of July 11, 2013, or the date on which aggregate purchases by Southridge under the Agreement totaled $5,000,000. On April 3, 2013, we entered into an amendment (the “Amendment”) to the Equity Purchase Agreement pursuant to which the parties agreed to extend the purchase commitment of Southridge under the Equity Purchase Agreement for an additional year, expiring July 11, 2014. The maximum amount of Southridge’s aggregate purchase commitment under the Agreement remains unchanged at $5,000,000. The shares sold under the Agreement are made pursuant to our effective registration statement on Form S-3 filed with the Securities and Exchange Commission (SEC File No. 333-175038).

During our fiscal years ended September 30, 2013 and 2012, we received proceeds of $3,000,000 from the sale of shares under the Equity Purchase Agreement. As of September 30, 2013, we have sold Southridge shares of common stock for aggregate proceeds of $3,500,000 and have the right, subject to certain conditions, to sell to Southridge $1,500,000 of newly-issued shares of El Capitan common stock pursuant to the Agreement. For a complete description of the Agreement, see Note 9 of the Financial Statements of the Company set forth in “Item 8. Financial Statements” below.

During our fiscal year ended September 30, 2013, funding for operations was provided for under this Agreement and we sold Southridge shares of stock for aggregate proceeds of $1,550,000. The proceeds received from the Agreement were utilized by the Company for working capital and general corporate purposes, including continuing our strategic plan to market and sell our El Capitan Property to a producing mining company and paying for necessary corporate administration costs. Subsequent to September 30, 2013, and prior to the filing of this report, we sold additional shares to Southridge under the Agreement for cash proceeds of $250,000.

In January 2012, we retained an investment banker to provide the professional services and direction to market and sell the El Capitan Property. The investment banker continues to work and advise our Board of Directors to position the El Capitan Property for presentation to potential buyers.

As of September 30, 2013, we had cash on hand of $373,692 and an accumulated deficit of $201,821,355. Based upon our budgeted burn rate we currently have operating capital for approximately 3.7 months, excluding any cash that would be received by the Company upon the sale of its shares of common stock under the terms of the Agreement.

Table of Contents Index to Financial Statements

During our fiscal year 2014 we may continue to utilize the Southridge financing facility to fund our necessary operations and draw down on the facility as operating costs require. In July 2014, it will be necessary to renew the Agreement or find other suitable financing for the Company to finance our ongoing administrative costs and costs associated with the continued marketing of the El Capitan Property for sale. If management’s plans are not successful, operations and liquidity may be adversely impacted.

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

Off-Balance Sheet Arrangements

During the year ended September 30, 2013, we did not engage in any off balance sheet arrangements as set forth in Item 303(a)(4) of the Regulation S-K.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Note 1, “Business, Basis of Presentation and Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for the year ended September 30, 2013, describes our significant accounting policies which are reviewed by management on a regular basis.

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

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	30

Consolidated Balance Sheets - As of September 30, 2013 and 2012	31

Consolidated Statements of Expenses – Years ended September 30, 2013 and 2012, and for the period from July 26, 2002 (inception) through September 30, 2013	32

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) - period from July 26, 2002, (inception) through September 30, 2013	33

Consolidated Statements of Cash Flows - Years ended September 30, 2013 and 2012, and for the period from July 26, 2002 (inception) through September 30, 2013	38

Notes to Consolidated Financial Statements	40

Table of Contents Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of El Capitan Precious Metals, Inc.

(An Exploration Stage Company)

Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of El Capitan Precious Metals, Inc. and Subsidiaries (an exploration stage company) (collectively, the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of expenses, stockholders’ equity, and cash flows for each of the years ended September 30, 2013 and 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of El Capitan Precious Metals, Inc. and Subsidiaries as of September 30, 2013 and 2012 and the results of their operations and their cash flows for each of the years ended September 30, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/  MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

December 27, 2013

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30,
	2013	2012

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$373,692	$238,085
Prepaid expense and other current assets	78,526	62,433
Deferred costs	120,476	—
Total Current Assets	572,694	300,518

Furniture and equipment net of accumulated depreciation of $33,102 and $37,069 respectively	930	2,095
Mineral property	1,879,608	1,879,608
Deposits	22,440	22,440
Total Assets	$2,475,672	$2,204,661

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$114,877	$83,163
Accrued liabilities	40,400	45,000
Total Current Liabilities	155,277	128,163

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 262,604,345 and 251,327,040 issued and outstanding, respectively	262,604	251,328
Additional paid-in capital	203,879,146	201,903,913
Deficit accumulated during the exploration stage	(201,821,355)	(200,078,743)
Total Stockholders’ Equity	2,320,395	2,076,498
Total Liabilities and Stockholders’ Equity	$2,475,672	$2,204,661

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES

			July 26, 2002
			(Inception)
			Through
	Years Ended September 30,		September 30,
	2013	2012	2013
			(Unaudited)
OPERATING EXPENSES:
Professional fees	$197,212	$370,565	$4,071,056
Officer compensation expense	—	—	2,863,833
Administrative consulting fees	215,000	255,000	2,640,766
Management fees, related party	—	—	320,500
Legal and accounting fees	147,163	178,909	2,027,419
Exploration costs	607,130	611,106	4,217,702
Other general and administrative	577,922	502,835	7,591,227
Write-off of accounts payable and accrued interest	—	—	(63,364)
Loss on impairment of mineral property	—	—	176,567,424
(Gain) loss on asset dispositions	(1,563)	—	33,170
Total Operating Expenses	1,742,864	1,918,415	200,269,733

LOSS FROM OPERATIONS	(1,742,864)	(1,918,415)	(200,269,733)

OTHER INCOME (EXPENSE):
Interest income	252	211	39,711
Other income	—	—	18,632
Forgiveness of debt	—	—	115,214
Interest expense:
Related parties	—	—	(68,806)
Other	—	—	(308,740)
Gain (loss) on extinguishment of liabilities	—	—	(222,748)
Gain on derivative instrument liability	—	—	7,203
Accretion of notes payable discounts	—	—	(1,132,088)
Total Other Income (Expense)	252	211	(1,551,622)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,742,612)	(1,918,204)	(201,821,355)

PROVISION FOR INCOME TAXES	—	—	—

NET LOSS	$(1,742,612)	$(1,918,204)	$(201,821,355)

Basic and Diluted Per Share Data:
Net Loss Per Share - basic and diluted	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding:
Basic and diluted	255,575,240	248,234,847

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

July 26, 2002 (Inception) through September 30, 2013 with Inception through September 30, 2006 Unaudited

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

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

July 26, 2002 (Inception) through September 30, 2013 with Inception through September 30, 2006 Unaudited

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

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

July 26, 2002 (Inception) through September 30, 2013 with Inception through September 30, 2006 Unaudited

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

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

July 26, 2002 (Inception) through September 30, 2013 with Inception through September 30, 2006 Unaudited

(Continued)

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total

Common stock issued for compensation	2,075,927	2,076	—	647,234	—	649,310
Common stock issued for services	525,000	525	—	180,975	—	181,500
Common stock sold in private placement	4,255,374	4,255	—	1,485,111	—	1,489,366
Conversion of accounts payable and accrued liabilities to equity	346,399	347	—	30,829	—	31,176
Net loss	—	—	—	—	(1,276,529)	(1,276,529)
Balances at September 30, 2010	95,790,069	$95,790	$—	$20,461,702	$(19,239,497)	$1,317,995

Common stock issued for services	183,000	183	—	175,757	—	175,940
Common stock issued for the acquisition of Gold and Minerals Company, Inc.	148,127,043	148,127	—	177,604,325	—	177,752,452
Common stock issued for exercise of warrants	366,667	367	—	212,300	—	212,667
Common stock issued under settlement agreement	332,285	332	—	328,683	—	329,015
Common stock sold in private placement	783,396	783	—	514,836	—	515,619
Costs associated with options	—	—	—	745,213	—	745,213
Merger rounding share issued	1	—	—	1	—	1
Stock issuance costs for the acquisition	—	—	—	(32,324)	—	(32,324)
Net loss	—	—	—	—	(178,921,042)	(178,921,042)
Balances at September 30, 2011	245,582,461	$245,582	$—	$200,010,493	$(198,160,539)	$2,095,536

Common stock issued for services	435,000	435	—	118,965	—	119,400
Common stock sold in private placement	5,289,384	5,291	—	1,444,709	—	1,450,000
Costs associated with options	—	—	—	329,766	—	329,766
Gold and Minerals Company, Inc. merger rounding shares	20,195	20	—	(20)	—	—
Net loss	—	—	—	—	(1,918,204)	(1,918,204)
Balances at September 30, 2012	251,327,040	$251,328	$—	$201,903,913	$(200,078,743)	$2,076,498

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

July 26, 2002 (Inception) through September 30, 2013 with Inception through September 30, 2006 Unaudited

(Continued)

	Common Stock Shares	Common Stock Amount	Stock Subscriptions	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total

Common stock issued for services	60,000	60	—	15,690	—	15,750
Common stock sold in private placement	11,217,305	11,216	—	1,538,784	—	1,550,000
Costs associated with options	—	—	—	400,283	—	400,283
Common stock granted for deferred costs	—	—	—	20,476	—	20,476
Net loss	—	—	—	—	(1,742,612)	(1,742,612)
Balances at September 30, 2013	262,604,345	$262,604	$—	$203,879,146	$(201,821,355)	$2,320,395

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			July 26, 2002
			(Inception)
			Through
	Years Ended September 30,		September 30,
	2013	2012	2013
			(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,742,612)	$(1,918,204)	$(201,821,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrant and option associated costs	400,283	329,766	5,551,840
Beneficial conversion feature of notes payable	—	—	225,207
Non-cash expense with an affiliate	—	—	7,801
Stock-based compensation	15,750	119,400	6,740,283
Non-cash merger related costs	—	—	1
Accretion of discounts on notes payable	—	—	1,132,088
(Gain) loss on fixed asset disposition	(1,563)	—	33,170
Gain on derivative instruments liability	—	—	(7,203)
Loss on impairment of mineral property	—	—	176,567,424
Write-off accounts payable and accrued interest	—	—	(63,364)
Forgiveness of debt	—	—	(115,214)
Gain on conversion of debt	—	—	(2,459)
Provision for uncollectible note receivable	—	—	62,500
Non-cash litigation settlement	—	—	214,642
Depreciation	1,165	3,472	84,233
Net change in operating assets and liabilities:
Miscellaneous receivable	—	—	4,863
Interest receivable	—	—	(13,611)
Prepaid expenses and other current assets	(14,530)	(27,044)	(75,236)
Deferred costs	(100,000)	—	(100,000)
Advances on behalf of affiliated company	—	—	(562,990)
Accounts payable	31,714	(28,243)	124,297
Accounts payable - related party	—	—	364
Accrued liabilities	(4,600)	(9,141)	260,706
Interest payable, other	—	—	49,750
Net Cash Used in Operating Activities	(1,414,393)	(1,529,994)	(11,702,263)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property interest	—	—	(100,000)
Purchase of furniture and equipment	—	(1,860)	(150,600)
Proceeds from sale of fixed assets	—	—	32,001
Deposits	—	—	(22,440)
Issuance of notes receivable	—	—	(249,430)
Payments received on note receivable	—	—	129,450
Cash received in acquisition of Gold and Minerals Co., Inc.	—	—	89,902
Costs associated with acquisition share issuance	—	—	(32,324)
Cash paid in connection with acquisition of DML Services, Inc.	—	—	(50,000)
Net Cash Used in Investing Activities	—	(1,860)	(353,441)

(Continued)

The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

			July 26, 2002
			(Inception)
			Through
	Years Ended September 30,		September 30,
	2013	2012	2013
			(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,550,000	1,450,000	8,461,591
Costs associated with sale of stock	—	—	(19,363)
Proceeds from notes payable, related parties	—	—	219,900
Proceeds from warrant exercise	—	—	1,550,742
Proceeds from notes payable, other	—	—	2,322,300
Increase in finance contracts	—	—	117,479
Repayments of notes payable, related parties	—	—	(61,900)
Payments on finance contracts	—	—	(117,479)
Repayments of notes payable, other	—	—	(43,874)
Net Cash Provided by Financing Activities	1,550,000	1,450,000	12,429,396

NET INCREASE (DECREASE) IN CASH	135,607	(81,854)	373,692
CASH, BEGINNING OF YEAR	238,085	319,939	—
CASH, END OF YEAR	$373,692	$238,085	$373,692

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$172,917
Cash paid for income taxes	—	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets disposed for accrued liabilities	$—	$—	1,991
Issuance of common stock to Gold and Minerals Co., Inc. in connection with the purchase of interest in El Capitan, Ltd.	—	20	28
Issuance of common stock to Gold and Minerals Co., Inc. in connection with the purchase of the COD property	—	—	3,600
Issuance of common stock to Gold and Minerals Co., Inc. in connection with the purchase of the Weaver property	—	—	3,000
Net non-cash advances from affiliated company	—	—	562,990
Notes payable and accrued interest converted to equity	—	—	2,495,544
Accounts payable and accrued liabilities converted to equity	—	—	31,176
Issuance of common stock to former Company officers	—	—	329,015
Issuance of common stock to Gold and Minerals Co., Inc. stockholders in connection with the merger of Gold and Minerals Co., Inc.	—	—	177,752,452
Common stock granted for deferred costs	20,476	—	20,476

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

Principles of Consolidation

With the acquisition of Gold and Minerals Company, Inc. (“G&M”) (see Note 2), the Company also became the 100% owner of EL Capitan, Ltd. (“ECL”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries El Capitan Precious Metals, Inc., a Delaware corporation; G&M, a Nevada corporation; and ECL, an Arizona corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

El Capitan considers those short-term, highly liquid investments with maturities of three months or less as cash and cash equivalents. At times, cash in banks may be in excess of the FDIC limits.

Table of Contents Index to Financial Statements

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

Depreciation expense for the years ended September 30, 2013 and 2012 was $1,165 and $3,472, respectively.

Net Income (Loss) Per Share

The Company calculates net income (loss) per share as required by Accounting Standards Codification subtopic 260-10, Earnings per Share (ASC 260-10”). Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. For the years ended September 30, 2013 and 2012, the impact of outstanding stock equivalents has not been included as they would be anti-dilutive.

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

Table of Contents Index to Financial Statements

El Capitan accounts for stock-based compensation to other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period.

El Capitan recognized stock-based administrative compensation aggregating $400,283 and $329,766 for common stock options issued to administrative personnel and consultants during the years ended September 30, 2013 and 2012, respectively. Also during the years ended September 30, 2013 and 2012, the Company paid stock based compensation to non-employee consultants aggregating $15,750 and $119,400, respectively.

Impairment of Long-Lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17, Measurement of an Impairment Loss, if events or circumstances indicate that their carrying amount might not be recoverable. As of September 30, 2013, precious metals recovery process for precious metals is on target with the Company’s updated report from our independent geologist in January 2012 and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal. During the fiscal year ended September 30, 2011, the Company recorded an impairment loss of $176,567,424 on its mineral property (see Note 2). There were no impairments to long-lived assets for the Company’s fiscal years ended 2013 or 2012.

Mineral Property Costs

Mineral property exploration costs are expensed as incurred until such time as economic reserves are quantified. To date El Capitan has not established any proven or probable reserves on its mineral properties. The Company has capitalized $1,879,608 of mineral property acquisition costs reflecting its investment in the El Capitan Property.

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

Revenue Recognition

In June 2013, the Company signed a contract to have chain of custody head ore located in Denver, Colorado processed by an independent party (see Note 6). If revenue is generated under this contract, it will be recognized in accordance with FASB ASC 605. In general, El Capitan will recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. Revenue generated and costs incurred under this agreement will be reported on a net basis in accordance with FASB ASC 605-45.

Table of Contents Index to Financial Statements

Recently Issued Accounting Pronouncements

Other than as set forth below, management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” This pronouncement was issued to simplify how entities test for impairment of indefinite-lived intangible assets. Under this pronouncement, an entity has the option first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. In conclusion of this assessment, if an entity finds that it is not more likely than not that an indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with ASC Topic 350, “Intangibles – Goodwill and Other.” The adoption of this pronouncement effective October 31, 2012, did not have a material impact on the Company’s consolidated financial statements.

July 2013, the FASB issued authoritative guidance for Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The Company intends to adopt this guidance at the beginning of our first quarter of fiscal year 2014, and do not believe the adoption of this guidance will have a material impact on our consolidated financial statements or related financial statement disclosures.

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

NOTE 2 – ACQUISITIONS AND DIVESTITURES

Acquisition of El Capitan Property from Gold and Minerals Company, Inc.

In October 2003, El Capitan completed the acquisition of a 40% equity interest in El Capitan, Ltd. (“ECL”), an Arizona corporation, which prior to the transaction was a wholly-owned subsidiary of Gold and Minerals Company, Inc. (“G&M”), a Nevada corporation. G&M was involved in the exploration and testing of potential mineral properties. Consideration for the acquisition consisted of the issuance of 30,225,000 shares of El Capitan’s common stock to G&M (which occurred in November 2002, and which constituted a 77.5% equity ownership in El Capitan prior to the reverse acquisition) and $100,000 cash, of which $86,000 was paid through September 30, 2003, and $14,000 was paid in October 2003. G&M retained the remaining 60% ownership in ECL.

During the quarter ended December 31, 2005, ECL finalized the purchase of four (4) patented mining claims, constituting approximately 77.5 acres in aggregate, located in Lincoln County, New Mexico. The purchased claims were located on property owned by ECL. In consideration for the claims, ECL transferred 2,100,000 shares of El Capitan’s common stock owned by G&M. Pursuant to an agreement between ECL and the selling parties, the stock was valued at $0.82 per share, the market value of the stock on November 11, 2005.

Table of Contents Index to Financial Statements

Acquisition of Gold and Minerals Company, Inc.

On January 18, 2011, at a Special Meeting of the Stockholders of Gold and Minerals Company, Inc. (“G&M”), the Merger of G&M into the Company’s wholly owned subsidiary MergerCo, was approved by the G&M shareholders. The Articles of Merger were filed with and recorded by the State of Nevada on January 19, 2011, and the merger became effective on that date under Nevada law. Under the Merger provisions, holders of G&M capital stock received El Capitan common stock in exchange for their shares of G&M capital stock. G&M stockholders received an aggregate of approximately 148,127,043 shares of El Capitan common stock in exchange for all of the outstanding shares of G&M capital stock held immediately prior to the effectiveness of the Merger. Each share of G&M common and preferred stock received approximately 1.414156 shares, as rounded to the nearest six (6) decimal places, of El Capitan common stock upon the exchange of G&M stock. G&M stockholders did not receive fractional shares of El Capitan common stock, but instead received one whole share for a fractional share after all of a G&M stockholder’s shares were combined and converted into shares of El Capitan common stock. Most of these El Capitan shares issued had restrictions limiting their transfer during the first 90 days after the Merger, as well as the first year after the Merger. The Company now owns 100% of the El Capitan Property site and will continue its deployment of business strategies for the sale of the property.

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

The notes receivable acquired in the acquisition bear interest at 6% per annum and mature December 31, 2012. During the year ended September 30, 2011, the Company collected the notes receivable and related interest.

Due to insufficient mineral property testing data being available to determine the fair value of the property, for conservative purposes, the fair value of the mineral property was impaired down to its original book value. Management believes the book value of the property is representative of its fair value. During the year ended September 30, 2011, the Company recorded an impairment loss of $176,567,424. The mineral property had a book value of $1,879,608 as of September 30, 2013 and 2012.

Table of Contents Index to Financial Statements

The assets of ECL primarily consist of the El Capitan Property, an inactive iron and related mineral property located in New Mexico. At September 30, 2013, the property contained four (4) patented claims and 188 unpatented claims encompassing approximately 3,840 acres in the Capitan Mountains in Lincoln County, New Mexico. The property has no proven reserves.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Consulting Agreements

Effective May 1, 2009, El Capitan has informal arrangements with two individuals, one of whom is an officer and is also director of El Capitan, pursuant to which such individuals serve as support staff for the functioning of the home office and all related corporate activities and projects. Effective June 1, 2010, El Capitan amended the aggregate monthly payments with these two individuals under the arrangements to $16,667. Effective August 1, 2013, the monthly compensation was increased to $21,667. There are no written agreements with these individuals.

Effective July 1, 2010, El Capitan made a formal arrangement with an officer of the Company to oversee investor relations at a remuneration of $5,000 a month through June 2012, which arrangement was terminated effective June 2012.

Total administrative consulting fees expensed under these informal agreements for the years ended September 30, 2013 and 2012 was $215,000 and $255,000, respectively.

In January 2012, we retained Management Resource Initiatives, Inc., a company controlled by the Chief Financial Officer and Director of El Capitan, for services with a monthly consulting fee of $10,000, which monthly fee was increased to $15,000 effective August 1, 2013. (See Note 6.)

Table of Contents Index to Financial Statements

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

On March 17, 2011, in connection with a settlement agreement with two former officers of the Company, the Company agreed to pay $322,500 of the settlement in shares of common stock to be issued in four monthly installments based on the volume weighted average closing price of the Company’s common stock for the 20 days preceding the issuance date of the shares. The Company evaluated the instrument under FASB ASC 815-15 and determined that it is required to be accounted for as a derivative due to the number of shares to be issued in the future not being determinable. The fair market value of the derivative instrument at March 31, 2011 was determined to be $348,022 based upon the closing price of the Company’s common stock on that date. Through June 30, 2011, the share settlement obligation was fulfilled through the issuance of 332,285 common shares and the fair market value of the derivative instrument was determined to be $-0- as of June 30, 2011, resulting in a gain on derivative liability of $7,203 for the year ended September 30, 2011.

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

Table of Contents Index to Financial Statements

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on September 30, 2013 and 2012:

	Level 1	Level 2	Level 3	Total
Assets
Mineral property	$—	$—	$1,879,608	$1,879,608

Liabilities
None	$—	$—	$—	$—

The mineral property associated with the El Capitan Property, which the Company is intending to continue to market for sale to a major mining company, is classified as Level 3. The fair value of the mineral property is determined based upon the cost basis the of El Capitan’s investment in the mineral property under U.S. GAAP. A qualified independent third party appraisal has been done on the property. The appraised value was established based upon comparable sales of similar assets, certain assumptions regarding market demand for this asset and detailed property data input as supplied by the Company’s consulting geologist. As this valuation was based upon unobservable inputs, El Capitan classified the mineral property as Level 3. There was no change in the carrying valuation of the mineral property during the year ended September 30, 2013.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On January 31, 2012, the Company engaged Houlihan Lokey Capital, Inc. as its exclusive financial advisor to assist the Company in evaluating potential strategic alternatives related to the approximately 3,740 acre property located near Capitan, New Mexico, including the potential sale of the property. As part of the contract, the Company paid a retainer of $100,000 and is committed to a monthly payment of approximately $2,000 for fees and continuing cost incurred.

Table of Contents Index to Financial Statements

In January 2012, we retained Management Resource Initiatives, Inc. (“MRI”) for managing and overseeing the process of marketing and selling the El Capitan Property and performing other services aimed at furthering the Company's strategic goals pursuant to an unwritten consulting arrangement. Under this arrangement, the Company pays MRI a monthly consulting fee of $10,000 and was increased to $15,000 effective August 1, 2013. The Company made aggregate payments of $130,000 to MRI during fiscal 2013. MRI is a related party because it is a corporation that is wholly-owned by John F. Stapleton who is Chief Financial Officer and Director of El Capitan.

In June 2013, the Company signed a contract to have chain of custody head ore located in Denver, Colorado processed by an independent party. The head ore has been shipped to the processing site. The process will be observed by one of our outside “Qualified Person” (QP) consultants.

The contract calls for a $100,000 retainer that was paid as of June 30, 2013. Upon completion of the project, if the Company receives a profit from the sale of the recovered precious metals above and beyond the retainer amount paid, the Company will issue 500,000 shares of the Company’s common stock pursuant to our 2005 Stock Incentive Plan to the processing company. The fair value of the common shares was determined to be $35,000 as of September 30, 2013 and it is being recognized over the service period through the completion date of the project in November 2013. The $100,000 retainer and $20,476 of the fair value of the shares have been classified as current deferred costs on the balance sheet and will be netted against the proceeds from the sale of precious metals under the contracted project.

NOTE 7 – INCOME TAXES

El Capitan has incurred no income taxes during the period from July 26, 2002 (inception) through September 30, 2013. The calculated tax deferred benefit at September 30, 2013 and 2012 is based on the current Federal statutory income tax rate of 35% applied to the loss before provision for income taxes.

The following table accounts for the differences between the actual income tax benefit and amounts computed for the years ended September 30, 2013 and 2012:

	Years Ended September 30,
	2013	2012

Tax benefit at the federal statutory rate	$468,714	$554,430
State tax benefit	93,341	110,411
Cumulative effect of Federal tax rate change	—	—
Expiration of state operating losses	—	(136,624)
Increase in valuation allowance	(562,055)	(528,217)
Income tax expense	$—	$—

The components of the deferred tax asset and deferred tax liability at September 30, 2013 and 2012 are as follows:

	September 30,
	2013	2012

Deferred tax assets	$7,039,161	$6,477,106
Valuation allowance	(7,039,161)	(6,477,106)
Net deferred tax asset after valuation allowance	$—	$—

Table of Contents Index to Financial Statements

A valuation allowance has been provided to reduce the net deferred tax asset, as management determined that it is more likely than not that the deferred tax assets will not be realized. The prior year’s net tax benefits have been restated in the current year to reflect presentation in the current year.

At September 30, 2013, El Capitan has net operating loss carry forwards for financial statement purposes for Federal income tax approximating $18,816,000. These losses expire in varying amounts between September 30, 2023 and September 30, 2033.

At September 30, 2013, El Capitan has net operating loss carry forwards for financial statement purposes for State income tax approximating $6,508,000. These losses expire in varying amounts between September 30, 2014 and September 30, 2018.

NOTE 8 – 2005 STOCK INCENTIVE PLAN

On June 2, 2005, the Board of Directors adopted El Capitan’s 2005 Stock Incentive Plan (the “2005 Plan”) and reserved 8,000,000 shares for issuance under the 2005 Plan out of the authorized and unissued shares of par value $0.001 common stock of El Capitan. On July 8, 2005, the Board of Directors authorized El Capitan to take the steps necessary to register the 2005 Plan shares under a registration statement on Form S-8. On July 19, 2005, the Form S-8 was filed with the SEC for 5,000,000 shares. On October 18, 2007, a Form S-8 was filed with the SEC for registering the remaining 3,000,000 shares.  On July 30, 2008, the Board of Directors increased the number of shares of El Capitan’s common stock authorized for issuance under the 2005 Plan to 16,000,000 shares. On August 21, 2009, a Form S-8 was filed with the SEC to register the remaining 8,000,000 shares authorized under the 2005 Plan. On July 7, 2011, the Board of Directors increased the number of shares of El Capitan’s common stock authorized for issuance under the 2005 Plan to 30,000,000 shares. On October 20, 2011, a Form S-8 was filed with the SEC to register the 14,000,000 share increase authorized under the 2005 Plan.

At September 30, 2013, the 2005 Plan has 11,874,469 shares available for grant.

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

The offering of shares under the Agreement is made pursuant to the Company's effective registration statement on Form S-3 (Registration Statement No. 333-175038) previously filed with the Securities and Exchange Commission, and prospectus supplements thereunder. The S-3 Registration Statement utilized a “shelf” registration process. Under this shelf registration process, from time to time, the Company may sell any combination of the securities described in a prospectus supplement in one or more offerings, up to a total dollar amount of $5,000,000.

Table of Contents Index to Financial Statements

The Agreement contains covenants, representations and warranties of the Company and Southridge that are typical for transactions of this type. In addition, the Company and Southridge have granted each other customary indemnification rights in connection with the Agreement. Details of the Agreement may be found in the Company’s Form 8-K filed with the Securities and Exchange Commission on July 12, 2011. Concurrently with the execution of the Agreement on July 11, 2011, the Company issued 80,000 restricted shares of its common stock at a value of $64,000 based upon the closing price of the stock, to Southridge as consideration for entry into the Agreement.

As of September 30, 2013, the Company had received aggregate proceeds of $3,500,000 under the Agreement and had available gross proceeds of $1,500,000 under the Agreement to sell newly-issued shares of El Capitan common stock. Subsequent to September 30, 2013 and prior to the filing of this report, the Company received additional aggregate proceeds of $250,000 leaving gross proceeds of $1,250,000 available under the Agreement.

Common Stock

During the fiscal year ended September 30, 2013, the Company:

(i)	issued 11,217,305 shares of common stock under the terms Equity Purchase Agreement and received cash proceeds of $1,550,000; and
(ii)	issued 60,000 shares of common stock for non-employee consulting services valued at $15,750.

During the fiscal year ended September 30, 2012, the Company:

(i)	issued 5,289,384 shares of common stock under the terms Equity Purchase Agreement and received cash proceeds of $1,450,000;
(ii)	issued 435,000 shares of common stock for non-employee consulting services valued at $119,400; and
(iii)	issued 20,195 rounding shares of common stock to Gold and Minerals Company, Inc. (“G&M”) stockholders as provided for under the Merger Agreement with G&M.

During the fiscal year ended September 30, 2011, the Company:

(i)	issued 80,000 shares of restricted common stock pursuant to the terms of the Equity Purchase Agreement, valued and expensed at $64,000;
(ii)	issued 738,770 shares of common stock under the terms of the Equity Purchase Agreement and received cash proceeds of $500,000;
(iii)	issued 332,285 shares of common stock at an aggregate value of $329,015 as provided for under the settlement agreement with two former officers of the Company;
(iv)	issued one (1) rounding share of common stock to a G&M stockholder as provided for under the Merger Agreement with G&M;
(v)	issued 103,000 shares of common stock for non-employee consulting services valued at $111,940;
(vi)	issued 148,127,043 shares of common stock for a total value of $177,752,452 for the acquisition of G&M. A significant portion of the shares were under trading restrictions as provided for in the Merger Agreement and the restrictions were removed quarterly over the 12 months following the merger date. The Company incurred issuance costs of $32,324 associated with this acquisition;
(vii)	issued 366,667 shares of common stock upon the exercise of warrants for $212,667; and
(viii)	issued 44,626 shares of restricted common stock in a private placement for cash proceeds of $15,619.

Table of Contents Index to Financial Statements

During the fiscal year ended September 30, 2010, the Company:

(i)	sold 4,255,374 shares of restricted common stock in a private placement for cash proceeds of $1,489,366;
(ii)	issued 525,000 shares of common stock for non-employee consulting services valued at $181,500;
(iii)	issued 1,500,000 shares of common stock for compensation to its Board of Directors for services valued at $525,000;
(iv)	issued 250,000 restricted shares of common stock to an officer for a performance bonus valued at $80,000;
(v)	issued 346,399 shares of common stock for payment of accounts payable and accrued liabilities with an aggregated value of $31,176, which resulted in a gain on the extinguishment of liabilities totaling $2,459 for the year ended September 30, 2010; and
(vi)	issued 325,927 shares of common stock for administrative consulting fees valued at $44,310.

During the fiscal year ended September 30, 2009, the Company:

(i)	issued 1,127,744 shares of common stock for consulting services valued at $96,332;
(ii)	issued 725,000 shares of common stock upon the exercise of warrants for $36,250; and
(iii)	issued 562,500 shares of common stock for severance benefits and compensation valued at $45,000.

During the fiscal year ended September 30, 2008, the Company:

(i)	sold 300,000 shares of restricted common stock in a private placement for $150,000, together with 300,000 common stock warrants with terms of two years;
(ii)	issued 12,000 shares of restricted common stock for the cashless exercise of warrants,
(iii)	issued 1,257,500 shares of common stock upon the exercise of warrants for $177,825;
(iv)	issued 1,637,356 shares of common stock for severance benefits and compensation valued at $360,411; and
(v)	issued 3,213,150 shares of common stock for consulting services valued at $665,247.

During the fiscal year ended September 30, 2007, the Company:

(i)	issued 168,000 shares of restricted common stock upon the exercise of warrants for $79,000;
(ii)	issued 966,994 shares of common stock for severance benefits and compensation valued at $605,551;
(iii)	issued 80,216 shares of common stock for consulting services valued at $52,406;
(iv)	sold 50,000 shares of restricted common stock in a private placement for $25,000;
(v)	issued 1,500,000 shares of common stock at $0.50 per share pursuant to the terms of conversion of a convertible note payable of $750,000; and
(vi)	issued 2,090,000 shares of common stock upon the exercise of warrants for $1,045,000. The warrant conversions, pursuant to a Written Action of the Board of Directors on September 29, 2006, also provided that each share of common stock issued under the warrant conversion include a two-year warrant to purchase one (1) share of common stock.

Table of Contents Index to Financial Statements

During the fiscal year ended September 30, 2006, the Company:

(i)	issued 310,000 shares of common stock for services valued at $275,000;
(ii)	sold 2,189,697 shares of common stock in a private placement for $1,160,965;
(iii)	issued 2,124,726 shares of common stock for payment of notes payable of $1,150,000;
(iv)	issued 498,825 shares of common stock upon the exercise of options and warrants aggregating $256,750; and
(v)	issued 364,912 shares of common stock for compensation valued at $287,136.

During the fiscal year ended September 30, 2005, the Company:

(i)	issued 200,000 shares of common stock as subscribed stock at a value of $50,000;
(ii)	issued 2,290,557 shares of common stock for services valued at $1,256,535;
(iii)	sold 3,865,000 shares of common stock in a private placement for $1,789,137; and
(iv)	issued 383,576 shares of common stock for payment of notes payable aggregating $153,426.

During the fiscal year ended September 30, 2004, the Company:

(i)	issued 3,650,164 shares of common stock for compensation valued at $520,000;
(ii)	issued 2,082,234 shares of common stock for services and expenses valued at $395,765;
(iii)	issued 1,827,938 shares of common stock for payment of notes payable of $383,000; and
(iv)	issued 3,000,000 shares of common stock in connection with the purchase of the Weaver property.

During the fiscal year ended September 30, 2003, the Company:

(i)	issued 35,685,000 shares of common stock to G&M for the purchase of a 40% interest in El Capitan, Limited;
(ii)	issued 6,720,000 shares of common stock in connection with the acquisition of DML Services;
(iii)	issued 525,000 shares of common stock for interest expense related to a note payable valued at $17,500;
(iv)	issued 150,000 shares of common stock for services valued at $189,000;
(v)	issued 2,114,280 shares of common stock for compensation valued at $850,000; and
(vi)	issued 3,600,000 shares of common stock to G&M in connection with the purchase of the COD property.

During the fiscal year ended September 30, 2002, the Company issued 3,315,000 shares of common stock as its initial issuance.

Warrants

During the years ended September 30, 2013 and 2012, the Company did not issue any warrants and as of September 30, 2013 and 2012, there were no warrants outstanding.

The following table summarizes the warrant activity for the period from July 26, 2002 (inception) through September 30, 2013:

Table of Contents Index to Financial Statements

	Warrants Outstanding
		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance, Inception	—	$—
Granted	—	—
Expired/Cancelled	—	—
Exercised	—	—
Balance, September 30, 2002	—	—
Granted	300,000	1.66
Expired/Cancelled	—	—
Exercised	—	—
Balance, September 30, 2003	300,000	1.66
Granted	3,000,000	0.14
Expired/Cancelled	—	—
Exercised	—	—
Balance, September 30, 2004	3,300,000	0.28
Granted	4,715,000	0.57
Expired/Cancelled	(3,000,000)	0.14
Exercised	—	—
Balance, September 30, 2005	5,015,000	0.64
Granted	3,643,864	0.61
Expired/Cancelled	(550,000)	1.25
Exercised	(327,500)	0.55
Balance, September 30, 2006	7,781,364	0.55
Granted	2,140,000	1.37
Expired/Cancelled	(2,258,000)	0.50
Exercised	—	—
Balance, September 30, 2007	7,663,364	0.75
Granted	300,000	0.60
Expired/Cancelled	(1,332,500)	0.31
Exercised	(1,257,500)	0.14
Balance, September 30, 2008	5,373,364	0.84
Granted	—	—
Expired/Cancelled	(3,413,333)	1.02
Exercised	(725,000)	0.05
Balance, September 30, 2009	1,235,031	0.59
Granted	—	—
Expired/Cancelled	(368,364)	0.58
Exercised	—	—
Balance, September 30, 2010	866,667	0.60
Granted	—	—
Expired/Cancelled	(500,000)	0.60
Exercised	(366,667)	0.58
Balance, September 30, 2011	—	—
(Continued)

Table of Contents Index to Financial Statements

Warrants Outstanding
Weighted
Average
	Number of	Exercise
	Shares	Price

Granted	—	—
Expired/Cancelled	—	—
Exercised	—	—
Balance, September 30, 2012	—	—
Granted	—	—
Expired/Cancelled	—	—
Exercised	—	—
Balance September 30, 2013	—	$—

Exercisable at September 30, 2012	—	$—
Exercisable at September 30, 2013	—	$—

Options

Aggregate options expense recognized was $400,283 and $329,766 for the years ended September 30, 2013 and 2012, respectively related to the option grants and modifications described below. As of September 30, 2013 and 2012, there was $0 and $68,158, respectively of unamortized option expense.

During the fiscal year ended September 30, 2013, the Company:

(i)	amended the expiration date of an aggregate of 1,500,000 outstanding common stock options. The options were originally scheduled to expire on February 7, 2013. The expiration date of 1,000,000 of the options was extended to February 7, 2018 and the expiration date of 500,000 of the options was extended to June 22, 2013. The incremental increase in the fair value of the options was determined to be $65,276 using the Black-Scholes option pricing model and was expensed as stock-based compensation during the fiscal year ended September 30, 2013.

(ii)	granted, pursuant to the 2005 Stock Incentive Plan, to three directors of the Company each a five-year stock option to purchase 500,000 of the Company common stock, and to the controller a five-year stock option to purchase 100,000 shares of the Company’s common stock, all of which vested immediately, at an exercise price of $0.215 per share. The fair value of the options was determined to be $200,983 using the Black-Scholes option pricing model and was expensed as stock-based compensation during the fiscal year ended September 30, 2013.

(iii)	granted, pursuant to the 2005 Stock Incentive Plan, two consultants five-year stock options to purchase an aggregate 350,000 shares of the Company’s common stock at an exercise price of $0.215 per share with 250,000 options vested immediately and 100,000 options were scheduled to vest in 20% annual increments beginning on January 15, 2014. The fair value of the options was determined to be $65,866 using the Black-Scholes option pricing model and was expensed as stock-based compensation during the fiscal year ended September 30, 2013.

(iv)	modified existing option awards by amending the vesting terms of 100,000 options granted on January 15, 2013 which were scheduled to vest in 20% annual increments. The options were modified to vest immediately. There was no incremental increase in the fair value of the option, which was determined using the Black-Scholes option pricing model.

Table of Contents Index to Financial Statements

During the fiscal year ended September 30, 2012, the Company:

(i)	granted to a consultant, pursuant to the 2005 Stock Incentive Plan, a two-year stock option to purchase 100,000 shares of the Company’s common stock, at an exercise price of $0.42 per share. The options became fully vested upon the execution of an engagement agreement between the Company and specified investment banker or one of its affiliates that occurred on January 31, 2012. The fair value of the options was determined to be $24,628, using the Black-Scholes option pricing model, and was expensed as stock-based compensation during the fiscal year ended September 30, 2012.

(ii)	granted to the chairman of the Board of Directors, pursuant to the 2005 Stock Incentive Plan, a two-year stock option to purchase 500,000 shares of the Company’s common stock, which vested immediately, at an exercise price of $0.38 per share. The fair value of the options was determined to be $80,375, using the Black-Scholes option pricing model and was expensed as stock-based compensation during the fiscal year ended September 30, 2012.

(iii)	awarded to each of two Directors of the Company a ten-year option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.21 per share, which vested immediately and have a cashless exercise provision. The fair value of the options was determined to be $181,756 using the Black-Scholes option pricing model and was expensed as stock-based compensation during the fiscal year ended September 30, 2012.

(iv)	awarded a new Director of the Company a ten-year option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.21 per share which will have a twelve month vesting period and a cashless exercise provision. The fair value of the options was determined to be $90,878 using the Black-Scholes option pricing model ad $68,158 and $22,720 was expensed as stock-based compensation during the fiscal years ended September 30, 2013 and 2012, respectively.

(v)	granted to a consultant, pursuant to the 2005 Stock Incentive Plan, a ten-year option to purchase 100,000 shares of the Company’s common stock, at an exercise price of $0.21 per share which vested immediately and has a cashless exercise provision. The fair value of the options was determined to be $20,287, using the Black-Scholes option pricing model and was expensed as stock-based compensation during the fiscal year ended September 30, 2012.

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of its option awards. The following table summarizes the significant assumptions used in the model during the years ended September 30, 2013 and 2012:

Year Ended September 30, 2013:
Exercise prices	$0.215 - $1.02
Expected volatilities	95.22% - 136.68%
Risk free interest rates	0.34% - 0.88%
Expected terms	2.5 - 5.0 years
Expected dividends	—

Year Ended September 30, 2012:
Exercise prices	$0.21 - $0.42
Expected volatilities	111.38% - 133.12%
Risk free interest rates	0.22% - 1.57%
Expected terms	1.0 - 10.0 years
Expected dividends	—

Table of Contents Index to Financial Statements

The following table summarizes the option activity for the period from July 26, 2002 (inception) through September 30, 2013:

	Options Outstanding
		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance, Inception	—	$—
Granted	—	—
Expired/Cancelled	—	—
Exercised	—	—
Balance, September 30, 2002	—	—
Granted	—	—
Expired/Cancelled	—	—
Exercised	—	—
Balance, September 30, 2003	—	—
Granted	—	—
Expired/Cancelled	—	—
Exercised	—	—
Balance, September 30, 2004	—	—
Granted	1,150,000	0.56
Expired/Cancelled	—	—
Exercised	—	—
Balance, September 30, 2005	1,150,000	0.56
Granted	817,000	1.96
Expired/Cancelled	(238,000)	2.29
Exercised	(200,000)	0.63
Balance, September 30, 2006	1,529,000	1.01
Granted	4,550,000	0.65
Expired/Cancelled	(50,000)	0.41
Exercised	—	—
Balance, September 30, 2007	6,029,000	0.74
Granted	4,126,000	0.14
Expired/Cancelled	(3,979,000)	0.81
Exercised	—	—
Balance, September 30, 2008	6,176,000	0.30
Granted	—	—
Expired/Cancelled	(2,926,000)	0.25
Exercised	—	—
Balance, September 30, 2009	3,250,000	0.35
Granted	—	—
Expired/Cancelled	(700,000)	0.50
Exercised	—	—
Balance, September 30, 2010	2,550,000	—
Granted	1,500,000	1.02
Expired/Cancelled	(1,600,000)	0.17
Exercised	—	—
Balance, September 30, 2011	2,450,000	0.84
(Continued)

Table of Contents Index to Financial Statements

	Options Outstanding
		Weighted
		Average
	Number of	Exercise
	Shares	Price

Granted	2,200,000	0.26
Expired/Cancelled	—	—
Exercised	—	—
Balance, September 30, 2012	4,650,000	0.57
Granted	1,950,000	0.22
Expired/Cancelled	(500,000)	1.02
Exercised	—	—
Balance September 30, 2013	6,100,000	$0.42

Exercisable at September 30, 2012	4,275,000	$0.60
Exercisable at September 30, 2013	6,100,000	$0.42

The range of exercise prices and the weighted average exercise price and remaining weighted average life of the options outstanding at September 30, 2013 were $0.21 to $1.02 and 4.70 years, respectively. The aggregate intrinsic value of the outstanding options at September 30, 2013 was $0.

The range of exercise prices and the weighted average exercise price and remaining weighted average life of the options outstanding at September 30, 2012 were $0.21 to $1.02 and 4.2 years, respectively. The aggregate intrinsic value of the outstanding options at September 30, 2012 was $386,750.

The Company adopted its 2005 Stock Incentive Plan (the “2005 Plan”) pursuant to which the Company reserved and registered 30,000,000 shares stock and option grants. As of September 30, 2013, there were 11,874,469 shares available for grant under the 2005 Plan, excluding the 6,100,000 options outstanding.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to September 30, 2013, and prior to filing of this report, the Company sold an aggregate of 3,366,282 shares of common stock under the terms of the Equity Purchase Agreement for aggregate cash proceeds of $250,000.

On November 5, 2013, a consultant exercised 100,000 stock options at $0.215 and the Company received cash proceeds of $21,500.

During November and December 2013, the Company granted an aggregate of 300,000 common shares and 400,000 common stock options to consultants for services. 100,000 of the options are exercisable at $0.14 per share and 300,000 of the options are exercisable at $0.13 per share. All options vested on the date of grant and have a term of five (5) years.

On December 9, 2013, the Company modified the terms of 500,000 common stock options previously granted to a director of the Company whereby the term of the options was extended five (5) years.

On December 9, 2013, the Company granted an aggregate of 1,500,000 common stock options, with an effective date of December 12, 2013, to the directors of the Company. The options vest immediately, have a term of five (5) years and are exercisable at $0.16 per share.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2013, that our disclosure controls and procedures were effective.

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

Management conducted an evaluation of the effectiveness, as of September 30, 2013, of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2013.

Table of Contents Index to Financial Statements

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2013, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Report.

ITEM 9B.	OTHER INFORMATION

None.

Table of Contents Index to Financial Statements

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and directors of the Company as of September 30, 2013.

Name	Age	Position	Director Since

Charles C. Mottley	79	President, Chief Executive Officer, Director	April 21, 2009
John F. Stapleton	70	Chief Financial Officer, Director, Chairman of the Board	April 21, 2009
Arly Richau	63	Secretary, Director	July 6, 2012

Charles C. Mottley – Mr. Mottley was Chairman of the Board of Gold and Minerals Company, Inc. since February 2009 until the merger into the Company; and was on the Board of Trustees at Hampden-Sydney College from 2007 to May 2011. Mr. Mottley was President and a Director of El Capitan Precious Metals, Inc. from July 2002 to April 2007, when he resigned as president, but continued to serve as a Director until September 2007. He also provided consulting services to our Company from June 2007 to June 2008. Mr. Mottley also served as Chairman and Chief Executive Officer of Gold and Minerals Company, Inc., from 1978 until July 2005, at which time he resigned those positions. He was on the Board of the National Mining Association from 2005 to 2007 and has been employed in the mining industry in various capacities from equipment sales and services to active mining operations for over 36 years. Mr. Mottley is the author of five books and is the founder of the Fatherhood Foundation in Scottsdale, Arizona. Mr. Mottley received a Bachelor of Arts Degree from Hampden-Sydney College in 1958. On January 20, 2012, Mr. Mottley filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the Unites States Bankruptcy Court in and for the District of Arizona (Case No. 10-01419 GBN). A plan of reorganization was approved by the Court in June 2013.

John F. Stapleton – Mr. Stapleton has been a Company director and Chairman of the Company’s Board of Directors since April 2009, and has served as Chief Financial Officer since February 2012. Mr. Stapleton has extensive experience with early-stage development companies and contributes a unique set of skills needed to achieve a focused strategy, early-stage funding, basic infrastructure and business model, all of which are central to creating a solid business platform to launch and scale a successful venture. Mr. Stapleton has a history of founding and supporting more than 25 emerging technology companies. As a senior officer and investor, Mr. Stapleton has been instrumental in the development and financing of several companies. Mr. Stapleton currently serves as a director on the emerging company boards of Advanced Circulatory Systems, Inc. and Visible Customer Services, LLC, and is the sole owner of the Management Resource Initiatives, Inc., a corporation that, since January 2012, has been managing and overseeing the process of marketing and selling the El Capitan Property and performing other services aimed at furthering the Company's strategic goals.

Arly Richau – Mr. Richau has served as Director and Secretary of the Company since July 6, 2012. Mr. Richau earned his law degree from the University of North Dakota and has been in private practice in Phoenix, Arizona since 1997. He has been involved in various aspects of legal representation of the El Capitan mining project since 2011, including General Counsel to the Board of Directors of El Capitan Precious Metals, Inc. since its January 2011 merger with Gold and Minerals Company, Inc.

Table of Contents Index to Financial Statements

Audit Committee; Financial Expert

The Company has a standing audit committee comprised of two directors, John Stapleton and Arly Richau. As set forth in the Company’s written audit committee charter, the audit committee assists the Board of Directors in fulfilling its responsibility for oversight of the quality and integrity of the accounting, auditing, and reporting practices of the Company, and such other duties as directed by the Board. The committee’s role includes a particular focus on the qualitative aspects of financial reporting to shareholders, on the Company’s processes to manage business and financial risk, and for compliance with significant applicable legal, ethical, and regulatory requirements. The committee is directly responsible for the appointment, compensation, and oversight of the public accounting firm engaged to prepare and issue an audit report on the financial statements of the Company. We have posted our audit committee charter on our website at www.elcapitanpmi.com.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater-than-10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the copies of such forms furnished to us during our fiscal year ending September 30, 2013 and written representations from the executive officers, directors and any greater-than-10% beneficial owners of our common stock, all filers known by the Company required to make such filings were in compliance with Section 16(a) for the fiscal year ended September 30, 2013.

ITEM 11.	EXECUTIVE COMPENSATION

This section contains a discussion of the material elements of compensation awarded to, earned by or paid to (i) all individuals serving as our principal executive officer during fiscal 2013, regardless of compensation level, and (ii) our two most highly compensated other executive officers who were serving as executive officers at the end of fiscal 2013 (or such lesser number then serving as an executive officers). These individuals are referred to in this report as the “named executive officers.” The named executive officers were the only individuals who served as executive officers of the Company during fiscal 2013.

Table of Contents Index to Financial Statements

The Company’s current executive officers include Charles C. Mottley, President and Chief Executive Officer, and John F. Stapleton, Chief Financial Officer since February 2012. Messrs. Mottley and Stapleton also serve as members of the Company’s Board of Directors. During fiscal 2012 and 2013, the Company elected to pay limited cash salaries and, instead, relied primarily upon stock option grants awarded to executive officers in their capacity as Company directors as a means of compensation. The Board believes that this compensation policy is warranted based in large part on the Company’s limited cash resources. The Board also believes that equity incentive compensation in the form of stock option grants aligns the interests of the Company’s executive officers with that of the Company’s stockholders, namely to maximize stockholder equity returns. In light of the Company’s current plan to market the El Capitan Property for sale to a major mining company, the Board believes that stock options provide a meaningful incentive for management to execute on this strategic goal.

During fiscal 2012 and until August 1, 2013, the Company paid Mr. Mottley, as President and Chief Executive Officer, a salary of $10,000 per month. Effective August 1, 2013, the Company increased Mr. Mottley’s monthly salary to $15,000. In addition, the Company granted 500,000 share stock options to Mr. Mottley on each of July 6, 2012 and January 15, 2013, as compensation for his services as a director. See “Director Compensation” below. Mr. Stapleton does not receive a salary for his service as Chief Financial Officer. The Company granted 500,000 share stock options to Mr. Stapleton on each of July 6, 2012 and January 15, 2013 as compensation for his services as a director. In addition, on January 31, 2012, the Company granted a 500,000 share stock option to Mr. Stapleton in his capacity as a director that vested in its entirety in February 2012 upon the Company engaging an investment banking firm to market the El Capitan Property for sale. See “Director Compensation” below.

Neither Messrs. Mottley nor Stapleton is subject to a written employment agreement.

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to each named executive officer during each of the fiscal years ended September 30, 2013 and 2012.

Name and Principal Position	Fiscal Year	Salary	Total Compensation

Charles C. Mottley (1)	2013	$130,000	$130,000
President, Chief Executive Officer,	2012	$120,000	$120,000
Director

John F. Stapleton (2)	2013	$—	$—
Director, Chairman of the Board	2012	$—	$—
Chief Financial Officer

________________

(1)	Mr. Mottley has served as President and Chief Executive Officer of the Company since April 30, 2009. During fiscal 2012 and until August 1, 2013, the Company paid Mr. Mottley a salary of $10,000 per month for his service as President and Chief Executive Officer. Effective August 1, 2013, the Company increased Mr. Mottley’s monthly salary to $15,000. Mr. Mottley currently has no employment contract with the Company.
(2)	Mr. Stapleton has served as Chairman of the Board since April 21, 2009 and as Chief Financial Officer since February 14, 2012. Mr. Stapleton currently has no employment contract with the Company.

Grants of Plan-Based Awards

There were no equity awards granted under our 2005 Stock Incentive Plan to any named executive officer during the year ended September 30, 2013 as compensation for services provided as executive officers. Equity awards granted as compensation for director services are discussed below under “Director Compensation.”

Table of Contents Index to Financial Statements

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding each unexercised options held by each of the Company’s named executive officers as of September 30, 2013:

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

Charles C. Mottley	300,000	—	$0.56	7/21/15
	500,000	—	$1.02	2/7/18
	500,000	—	$0.21	7/6/22
	500,000	—	$0.215	1/15/18

John F. Stapleton	500,000	—	$1.02	2/7/18
	500,000	—	$0.38	1/31/14
	500,000	—	$0.21	7/6/22
	500,000	—	$0.215	1/15/18

_______________

(1)	All options granted reflected in the table above were granted under to the Company’s 2005 Stock Incentive Plan, as amended.

Severance and Change of Control Arrangements

The Company has no severance or change of control agreements in place with its executive officers. The Company’s Board of Directors, or a committee thereof, serving as plan administrator of its 2005 Stock Incentive Plan, has the authority to provide for accelerated vesting of the options granted to its named executive officers and any other person in the event of an acquisition of the Company through the sale of substantially all of the Company's assets or through a merger, exchange, reorganization or liquidation of the Company or a similar event as determined by the Committee. This description constitutes only a summary of the relevant terms to the Company’s 2005 Stock Incentive Plan.

Director Compensation

On July 21, 2005, based upon recommendations from the Company’s compensation committee, the Board of Directors approved a cash compensation plan for the Board of Directors pursuant to which non-employee directors are entitled to receive an annual retainer of $5,000, plus an additional $1,000 for each Board meeting attended by each such director in person and $500 per month for all Board meetings attended by such director remotely. In addition, non-employee directors serving as chairman of the audit and compensation committee shall receive an additional annual retainer of $4,000. Because Messrs. Mottley and Stapleton were employees of the Company throughout fiscal 2013, neither was eligible to receive cash director compensation. Mr. Richau has agreed to forego his receipt of Board member cash compensation until such time as the Company is in a stronger financial position and, therefore, these expenses have not been incurred. The Board also approves grants of stock incentive awards to all directors from time to time, which are reflected in the table below, including the footnotes thereto.

Table of Contents Index to Financial Statements

The following table shows the compensation earned by each of the Company’s directors for the year ended September 30, 2013:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (2)	Total

Charles C. Mottley (1)(3)	$—	$—	$94,568	$94,568
John F. Stapleton (1)(4)	$—	$—	$94,568	$94,568
Arly Richau (1)(5)	$—	$—	$130,967	$130,967

_____________

(1)	Mr. Mottley and Mr. Stapleton were appointed to the Board of Directors and Mr. Stapleton as Chairman of the Board on April 21, 2009, and Mr. Richau was appointed to the Board of Directors on July 6, 2012.
(2)	Amounts shown reflect the grant date fair value, computed in accordance with FASB ASC 718, for stock based incentives granted during the fiscal 2013. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For a discussion of the assumptions relating to our valuations of the option awards, see Note 1 to the financial statements included in this Annual Report on Form 10-K. These amounts reflect our accounting expense for these stock options and do not correspond to the actual value that may be recognized by the director.
(3)	During fiscal 2013, Mr. Mottley was awarded (i) an option to purchase 500,000 shares of our common stock at $0.215 per share, which had a grant date fair value of $62,808 and an (ii) extension of 500,000 options at $1.02 which had an extension date fair value of $31,760. As of September 30, 2013, Mr. Mottley held options to purchase 1,800,000 shares at a weighted average exercise price of approximately $0.49 per share, all of which were fully vested.
(4)	During fiscal 2013, Mr. Stapleton was awarded i) an option to purchase 500,000 shares of our common stock at $0.215 per share, which had a grant date fair value of $62,808 and an (ii) extension of 500,000 options at $1.02 which had an extension date fair value of $31,760. Mr. Stapleton held options to purchase 2,000,000 shares at a weighted average exercise price of approximately $0.46 per share, all of which were fully vested.
(5)	During fiscal 2013, Mr. Richau was awarded an option to purchase 500,000 shares of our common stock at $0.215 per share, which had a grant date fair value of $62,808, and 375,000 which vested which had a grant date fair value of $68,158. As of September 30, 2013, Mr. Richau held options to purchase 1,000,000 shares at a weighted average exercise price of approximately $0.21 per share, all of which were fully vested.

Compensation Committee

Pursuant to its written charter, the Compensation Committee of the Company consists of a minimum of one director. Members of the Committee are appointed by the Board of Directors and may be removed by the Board of Directors in its discretion. All members of the Compensation Committee are required to be independent directors, and shall satisfy the Company’s independence guidelines for members of the Compensation Committee. Mr. Arly Richau serves as the only current member of the Compensation Committee.

The purpose of the Committee is to carry out the Board of Directors’ overall responsibility relating to executive compensation.

We have posted our Compensation Committee Charter on our website at www.elcapitanpmi.com.

Table of Contents Index to Financial Statements

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 23, 2013, certain information regarding beneficial ownership of our common stock according to the information supplied to us, that were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Charles C. Mottley 8390 Via de Ventura, Suite F-110 Scottsdale, Arizona 85258,	17,241,985 (2)	6.65%

John F. Stapleton 8390 Via de Ventura, Suite F-110 Scottsdale, Arizona 85258,	6,495,980 (3)	2.43%

Arly Richau 8390 Via de Ventura, Suite F-110 Scottsdale, Arizona 85258,	1,801,431 (4)	*

All Officers and Directors as a Group (3 Persons)	24,289,396	9.65%

______________

*	Less than 1%
(1)	Applicable percentage of ownership is based on 265,169,077 shares of common stock outstanding as of December 23, 2013, together with securities exercisable or convertible into shares of common stock within sixty (60) days of December 23, 2013, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants exercisable or convertible into shares of common stock that are currently exercisable or exercisable within sixty (60) days of December 23, 2013, are deemed to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)	Mr. Mottley is President, Chief Executive Officer and a Director of the Company. Includes (i) 1,800,000 shares issuable upon the exercise of outstanding stock options that are currently exercisable or will become exercisable with sixty (60) days following December 23, 2013; and (ii) 10,000 shares of common stock held by Mr. Mottley’s spouse. Also includes 3,270,000 shares that have been pledged to a third party as security for a loan. On January 20, 2012, Mr. Mottley filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the Unites States Bankruptcy Court in and for the District of Arizona (Case No. 10-01419 GBN). A plan of reorganization was approved by the Court in June 2013. All shares held by Mr. Mottley remain subject to potential disposition in the bankruptcy proceeding.
(3)	Mr. Stapleton is the Chairman of the Board of the Company and Chief Financial Officer. Includes 2,000,000 shares issuable upon the exercise of outstanding stock options that are currently exercisable or will become exercisable with sixty (60) days following December 23, 2013.
(4)	Mr. Richau is Secretary and a Director of the Company. Includes 1,000,000 shares issuable upon the exercise of outstanding stock options that are currently exercisable or will become exercisable with sixty (60) days following December 23, 2013.

Table of Contents Index to Financial Statements

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of September 30, 2013, (i) the number of securities to be issued upon the exercise of outstanding options, warrants and rights issued under our equity compensation plans, (ii) the weighted-average exercise price of such options, warrants and rights, and (iii) the number of securities remaining available for future issuance under our equity compensation plans (excluding those securities set forth in Item (i)).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted average price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding (a)) (c)(2)

Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	6,100,000	$0.42	12,135,913
Total	6,100,000	$0.42	12,135,913

___________

(1)	All outstanding options identified above are governed by the terms of the Company’s 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan authorizes the granting of stock-based awards to purchase up to 30,000,000 shares of our common stock. Under the 2005 Plan, our Board of Directors or a committee of two or more non-employee directors designated by our Board administers the 2005 Plan. As such, the Board or compensation committee, as applicable, has the power to grant awards, to determine when and to whom awards will be granted, the form of each award, the amount of each award, and any other terms or conditions of each award consistent with the terms of the 2005 Plan. Awards may be made to employees, directors and consultants of the Company and our subsidiaries. The types of awards that may be granted under the 2005 Plan include incentive and non-statutory stock options, stock appreciation rights, stock awards, restricted stock, and performance shares. Each award agreement will specify the number and type of award, together with any other terms and conditions as determined by the Board of Directors or committee in its sole discretion. In the event of an acquisition of the Company through the sale of substantially all of the Company's assets or through a merger, exchange, reorganization or liquidation of the Company or a similar event, the Board of Directors or applicable committee may take any action with respect to outstanding awards that it deems equitable, including providing for the assumption or substitution of outstanding awards, or the acceleration or termination of unvested awards. The Board of Directors may amend or discontinue the 2005 Plan at any time.
(2)	Includes (i) 11,874,469 shares available for future issuance under the 2005 Plan, and (ii) 261,444 shares available for future issuance under a separate plan approved in 2004 that was registered on a Form S-8 registration statement filed on June 14, 2004. Shares have been and may be issued from time to time to certain employees and consultants as compensation for services rendered to the Company and may be issued outside or as part of the 2005 Plan. In the event of an issuance of common stock in lieu of compensation, the number of shares to be issued and the price of the stock at issuance will be determined by the Board of Directors.

Table of Contents Index to Financial Statements

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships

Since January 2012, Management Resource Initiatives, Inc. (“MRI”) has been managing and overseeing the process of marketing and selling the El Capitan Property and performing other services aimed at furthering the Company's strategic goals pursuant to an unwritten consulting arrangement. Under this arrangement, the Company paid MRI a monthly consulting fee of $10,000 through July 2013. Effective August 1, 2013, the monthly consulting fee was increased to $15,000. The Company made aggregate payments of $130,000 to MRI during fiscal 2013. MRI is a corporation that is wholly-owned by John F. Stapleton.

Director Independence

Although the Company is not listed on a national securities exchange, in determining whether the members of our Board and its committees are independent, the Company has elected to use the definition of “independence” set forth by the NASDAQ Stock Market (“NASDAQ”) and the standards for independence established by NASDAQ. After review of relevant transactions or relationships between each director, or any of his family members, and the Company, its senior management and its independent registered public accounting firm, the Board has determined that Arly Richau is an independent director within the meaning of the applicable listing standards of NASDAQ. John F. Stapleton and Charles C. Mottley are not independent directors under the NASDAQ standard based in part on their positions as executive officers and employees of the Company.

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

Table of Contents Index to Financial Statements

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees billed to the Company by MaloneBailey, LLP in relation to the audits and quarterly reviews of the Company for the fiscal years ended September 30, 2013 and 2012:

	Year Ended September 30, 2013	Year Ended September 30, 2012

Audit Fees (1)	$51,000	$61,000
Audit-Related Fees (2)	$—	$—
Tax Fees (3)	$—	$—
All Other Fees (4)	$—	$—

_______________
(1)	Audit Fees. Audit fees include fees for professional services performed for the audit of our annual consolidated financial statements, review of quarterly consolidated financial statements included in our SEC filings, and assistance and issuance of consents associated with other SEC filings.
(2)	Audit-Related Fees. Audit-related fees are fees for assurance and related services that are reasonably related to the audit. This category includes fees related to assistance consulting on financial accounting/reporting standards.
(3)	Tax Fees. Tax fees primarily include professional services performed with respect to preparation of our federal and state tax returns for our consolidated subsidiaries.
(4)	All Other Fees. All other fees include products and services provided, other than the services reported comprising Audit Fees, Audit Related Fees and Tax Fees.

The audit committee of the Board of Directors has reviewed the services provided by MaloneBailey, LLP during the fiscal year ended September 30, 2013 and the amounts billed for such services, and after consideration, has determined that the receipt of these fees by MaloneBailey, LLP is compatible with the provision of independent audit services. The audit committee has discussed these services and fees with MaloneBailey, LLP and Company management to determine that they are appropriate under the rules and regulations concerning auditor independence promulgated by the U.S. Securities and Exchange Commission to implement the Sarbanes-Oxley Act of 2002, as well as under guidelines of the American Institute of Certified Public Accountants.

Pre-Approval Policy

The audit committee charter provides that all audit and non-audit accounting services that are permitted to be performed by the Company’s independent registered public accounting firm under applicable rules and regulations must be pre-approved by the audit committee or by designated independent members of the audit committee, other than with respect to de minimis exceptions permitted under Section 202 of the Sarbanes-Oxley Act of 2002. All services performed by MaloneBailey during the fiscal  years ending September 30, 2013 and 2012 have been pre-approved in accordance with the charter.

Prior to or as soon as practicable following the beginning of each fiscal year, a description of audit, audit-related, tax, and other services expected to be performed by the independent registered public accounting firm in the following fiscal year will be presented to the audit committee for approval. Following such approval, any requests for audit, audit-related, tax, and other services not presented and pre-approved must be submitted to the audit committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant specific pre-approval between meetings, as necessary, may be delegated to one or more members of the audit committee who are independent directors. In the event such authority is so delegated, the full audit committee must be updated at the next regularly scheduled meeting with respect to any services that were granted specific pre-approval by delegation. During the fiscal year ending September 30, 2013, the audit committee has functioned in conformance with these procedures.

Table of Contents Index to Financial Statements

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

2.1	Agreement and Plan of Merger between the Company, Gold and Minerals Company, Inc. and MergerCo, dated June 28, 2010 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 7, 2010).
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form S-4 Registration Statement #333-170281 filed on November 2, 2010).
3.2	Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form S-4 Registration Statement #333-170281 filed on November 2, 2010).
4.1	Rights Agreement between the Company and OTR, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 4, 2006).
10.1	Equity Purchase Agreement dated July 11, 2011 between El Capitan Precious Metals, Inc. and Southridge Partners II, LP.(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 12, 2011).
10.2	Amendment No. 1 to Equity Purchase Agreement by and between El Capitan Precious Metals, Inc. and Southridge Partners II, LP, dated April 3, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 4, 2013).
10.3	2005 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 Registration Statement #333-177417 filed on October 20, 2011).
10.4	Form of Stock Option Agreement (Director) (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed December 14, 2012).
21.1*	Subsidiaries of El Capitan Precious Metals, Inc.
23.1*	Consent of Clyde L. Smith, Ph.D.
23.2*	Consent of MaloneBailey, LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document**
101.SCH*	XBRL Extension Schema Document**
101.CAL*	XBRL Extension Calculation Linkbase Document**
101.DEF*	XBRL Extension Definition Linkbase Document**
101.LAB*	XBRL Extension Labels Linkbase Document**
101.PRE*	XBRL Extension Presentation Linkbase Document**

__________________

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Financial Statement Schedules

None.

Table of Contents Index to Financial Statements

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EL CAPITAN PRECIOUS METALS, INC.

Date: December 27, 2013	By:	/s/ Charles C. Mottley
Charles C. Mottley
Chief Executive Officer
(Principal Executive Officer)

Date: December 27, 2013	By:	/s/ John F. Stapleton
John F. Stapleton
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Charles C. Mottley	Chief Executive Officer, Director	December 27, 2013
Charles C. Mottley	(Principal Executive Officer)

/s/ John F. Stapleton	Chairman of the Board, Director, Chief	December 27, 2013
John F. Stapleton	Financial Officer (Principal Financial and Accounting Officer)

/s/ Arly Richau	Secretary, Director	December 27, 2013
Arly Richau

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS

FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE

NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The registrant has not (i) sent to its security holders any annual report covering the registrant’s fiscal year ended September 30, 2013, or (ii) during the registrant’s fiscal year ended September 30, 2013 or subsequent to the end of such fiscal year, sent to more than 10 of its security holders any proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of the security holders.

