Form 10-Q
period 2013-12-31
EL CAPITAN PRECIOUS METALS INC
filed 2014-02-14
CIK 1135202

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 266,730,781 shares of common stock, par value $0.001, of the issuer were issued and outstanding as of February 13, 2014.

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Consolidated Balance Sheets – December 31, 2013 and September 30, 2013 (Unaudited)	3
	Consolidated Statements of Expenses – Three months ended December 31, 2013 and 2012 and for the period from July 26, 2002 (inception) through December 31, 2013 (Unaudited)	4
	Consolidated Statement of Stockholders’ Equity – September 30, 2012 through December 31, 2013 (Unaudited)	5
	Consolidated Statements of Cash Flows – Three months ended December 31, 2013 and 2012 and for the period from July 26, 2002 (inception) through December 31, 2013 (Unaudited)	6
	Notes to the Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Mine Safety Disclosures	18
Item 5.	Other Information	18
Item 6.	Exhibits	18

SIGNATURES		20

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

 EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2013	2013

ASSETS

CURRENT ASSETS:
Cash	$330,797	$373,692
Prepaid expenses and other current assets	109,719	78,526
Deferred costs	—	120,476
Total Current Assets	440,516	572,694

Furniture and equipment net of accumulated depreciation of $33,257 and $33,102, respectively	775	930
Mineral property	1,879,608	1,879,608
Deposits	22,440	22,440
Total Assets	$2,343,339	$2,475,672

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$70,903	$114,877
Accrued liabilities	56,265	40,400
Short term note payable	13,951	—
Total Current Liabilities	141,119	155,277

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 266,370,627 and 262,604,345 issued and outstanding, respectively	266,371	262,604
Additional paid-in capital	204,400,665	203,879,146
Deficit accumulated during the exploration stage	(202,464,816)	(201,821,355)
Total Stockholders’ Equity	2,202,220	2,320,395
Total Liabilities and Stockholders’ Equity	$2,343,339	$2,475,672

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES

(Unaudited)

	Three Months Ended December 31,		July 26, 2002 (Inception) Through December 31,
	2013	2012	2013

OPERATING EXPENSES:
Professional fees	$146,144	$61,148	$4,217,200
Officer compensation expense	—	—	2,863,833
Administrative consulting fees	65,000	50,000	2,705,766
Management fees, related party	—	—	320,500
Legal and accounting fees	23,147	59,657	2,050,566
Exploration expenses	184,552	103,098	4,402,254
Other general and administrative	224,590	139,544	7,815,817
Write-off of accounts payable and accrued interest	—	—	(63,364)
Loss on impairment of mineral property	—	—	176,567,424
Loss on asset dispositions	—	—	33,170
Total Operating Expenses	643,433	413,447	200,913,166

LOSS FROM OPERATIONS	(643,433)	(413,447)	(200,913,166)

OTHER INCOME (EXPENSE):
Interest income	59	75	39,770
Other income	—	—	18,632
Forgiveness of debt	—	—	115,214
Interest expense:
Related parties	—	—	(68,806)
Other	(87)	—	(308,827)
Loss on extinguishment of liabilities	—	—	(222,748)
Gain on derivative instrument liability	—	—	7,203
Accretion of notes payable discounts	—	—	(1,132,088)
Total Other Income (Expense)	(28)	75	(1,551,650)

NET LOSS	$(643,461)	$(413,372)	$(202,464,816)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	265,204,438	252,334,463

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

September 30, 2012 through December 31, 2013

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total

Balances at September 30, 2012	251,327,040	$251,328	$201,903,913	$(200,078,743)	$2,076,498
Common stock granted for deferred costs	—	—	20,476	—	20,476
Common stock issued for services	60,000	60	15,690	—	15,750
Costs associated with options	—	—	400,283	—	400,283
Sales of common stock	11,217,305	11,216	1,538,784	—	1,550,000
Net loss	—	—	—	(1,742,612)	(1,742,612)
Balances at September 30, 2013	262,604,345	$262,604	$203,879,146	$(201,821,355)	$2,320,395

Common stock issued for services	300,000	300	39,700	—	40,000
Costs associated with options	—	—	234,262	—	234,262
Options exercised	100,000	100	21,400	—	21,500
Reversal of deferred costs	—	—	(20,476)	—	(20,476)
Sales of common stock	3,366,282	3,367	246,633	—	250,000
Net loss	—	—	—	(643,461)	(643,461)
Balances at December 31, 2013	266,370,627	$266,371	$204,400,665	$(202,464,816)	$2,202,220

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,		July 26, 2002 (Inception) Through December 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(643,461)	$(413,372)	$(202,464,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrant and option associated costs	234,262	87,995	5,786,102
Beneficial conversion feature of notes payable	—	—	225,207
Non-cash expense with affiliate	—	—	7,801
Stock-based compensation	40,000	12,750	6,780,283
Non-cash merger related costs	—	—	1
Accretion of discounts on notes payable	—	—	1,132,088
Loss on sale of fixed assets	—	—	33,170
Gain on derivative instruments liability	—	—	(7,203)
Loss on impairment of mineral property	—	—	176,567,424
Write-off accounts payable and accrued interest	—	—	(63,364)
Forgiveness of debt	—	—	(115,214)
Gain on conversion of debt	—	—	(2,459)
Provision for uncollectible note receivable	—	—	62,500
Non-cash litigation settlement	—	—	214,642
Depreciation	155	752	84,388
Changes in operating assets and liabilities:
Miscellaneous receivable	—	—	4,863
Interest receivable	—	—	(13,611)
Prepaid expenses and other current assets	(31,193)	(3,577)	(106,429)
Advances on behalf of affiliated company	—	—	(562,990)
Deferred costs	100,000	—	—
Accounts payable	(43,974)	15,812	80,323
Accounts payable - related party	—	—	364
Accrued liabilities	15,865	500	276,571
Interest payable, other	—	—	49,750
Net Cash Used in Operating Activities	(328,346)	(299,140)	(12,030,609)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property interest	—	—	(100,000)
Purchase of furniture and equipment	—	—	(150,600)
Proceeds from sale of fixed assets	—	—	32,001
Deposits	—	—	(22,440)
Issuance of notes receivable	—	—	(249,430)
Payments received on notes receivable	—	—	129,450
Cash received in acquisition of Gold and Minerals Company, Inc.	—	—	89,902
Costs associated with acquisition share issuance	—	—	(32,324)
Cash paid in connection with acquisition of DML Services, Inc.	—	—	(50,000)
Net Cash Used in Investing Activities	—	—	(353,441)

(Continued)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months Ended December 31,		July 26, 2002 (Inception) Through December 31,
	2013	2012	2013

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock and subscriptions	250,000	550,000	8,711,591
Costs associated with the sale of stock	—	—	(19,363)
Proceeds from notes payable, related parties	—	—	219,900
Proceeds from warrant exercise	21,500	—	1,572,242
Proceeds from notes payable, other	—	—	2,322,300
Increase in finance contracts	17,439	—	134,918
Repayment of notes payable, related parties	—	—	(61,900)
Payments on finance contracts	(3,488)	—	(120,967)
Repayment of notes payable, other	—	—	(43,874)
Net Cash Provided by Financing Activities	285,451	550,000	12,714,847

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(42,895)	250,860	330,797

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	373,692	238,085	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$330,797	$488,945	$330,797

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$172,917
Cash paid for income taxes	—	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets disposed for accrued liabilities	$—	$—	$1,991
Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of interest in El Capitan, Ltd.	—	—	28
Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of the COD property	—	—	3,600
Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of the Weaver property	—	—	3,000
Net non-cash advances from affiliated company	—	—	562,990
Notes payable and accrued interest converted to equity	—	—	2,495,544
Accounts payable and accrued liabilities converted to equity	—	—	31,176
Issuance of common stock to former Company officers	—	—	329,015
Issuance of common stock to Gold and Minerals Company, Inc. stockholders in connection with the merger of Gold and Minerals Company, Inc.	—	—	177,752,452
Common stock granted for deferred costs			20,476
Reversal of deferred costs	(20,476)	—	(20,476)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of El Capitan Precious Metals, Inc. (“El Capitan” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending September 30, 2014, or for any subsequent period. These interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2013, included in the Company’s Annual Report on Form 10-K, filed with the SEC on December 27, 2013. The consolidated balance sheet at September 30, 2013, has been derived from the audited financial statements included in the 2013 Annual Report.

Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2013 as reported in the Form 10-K have been omitted. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

NOTE 3 – short term note payable

On November 21, 2013, the Company entered into an agreement to finance a portion of its insurance premiums in the amount of $17,440 at an interest rate of 10.0% with equal payments of $3,575.58 including interest, due monthly beginning December 21, 2013 and continuing through April 21, 2014.

NOTE 4 – COMMITMENTS

In June 2013, the Company signed a contract to have chain of custody head ore located in Denver, Colorado processed by an independent party. The head ore has been shipped to the processing site. The contract called for a $100,000 retainer that was paid in June 2013. Upon completion of the project, if it generated a profit, the Company was to receive the profit from the sale of the recovered precious metals above and beyond the retainer amount paid. Also, the Company was to issue 500,000 shares of the Company’s common stock pursuant to our 2005 Stock Incentive Plan to the processing company. The fair value of the common shares was determined to be $35,000 as of September 30, 2013 and it was being recognized over the service period through the expected completion date of the project in November 2013. The $100,000 retainer and $20,476 of the fair value of the shares were classified as current deferred costs on the balance sheet as of September 30, 2013. In November 2013, the project was completed and a profit was not generated. Accordingly, the $100,000 retainer was expensed and the deferred costs associated with the common shares of $20,476 were reversed during the three months ended December 31, 2013.

Related Party

In January 2012, the Company retained Management Resource Initiatives, Inc. (“MRI”) for managing and overseeing the process of marketing and selling the El Capitan property and performing other services aimed at furthering the Company's strategic goals pursuant to an unwritten consulting arrangement. Under this arrangement, the Company pays MRI a monthly consulting fee of $10,000 which was increased to $15,000 effective August 1, 2013. The Company made aggregate payments of $45,000 to MRI during the three months ended December 31, 2013. MRI is a related party because it is a corporation that is wholly-owned by John F. Stapleton who is Chief Financial Officer and Director of El Capitan.

NOTE 5 – STOCKHOLDERS’ EQUITY

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

As of December 31, 2013, the Company had received aggregate proceeds of $3,750,000 under the Agreement and had available gross proceeds of $1,250,000 under the Agreement to sell newly-issued shares of El Capitan common stock. Subsequent to December 31, 2013 and prior to the filing of this report, the Company received additional aggregate proceeds of $50,000 leaving gross proceeds of $1,200,000 available under the Agreement.

Issuances of Common Stock, Warrants and Options

Common Stock

During the three months ended December 31, 2013, the Company:

(i)	issued 3,366,282 shares of common stock under the terms Equity Purchase Agreement and received cash proceeds of $250,000;
(ii)	issued 300,000 shares of common stock for non-employee consulting services valued at $40,000; and
(iii)	issued 100,000 shares of common stock upon the exercise of non-statutory stock options and the Company received cash proceeds of $21,500.

Warrants

During the three months ended December 31, 2013, the Company did not issue any warrants.  There were no warrants outstanding as of September 30, 2013 or December 31, 2013.

Options

Aggregate options expense recognized was $234,262 and $87,995 for the three months ended December 31, 2013 and 2012, respectively, related to the option grants and modifications described below. As of December 31, 2013 and 2012, there was $0 and $45,438, respectively of unamortized option expense.

During the three months ended December 31, 2013, the Company:

(i)	Amended the expiration date of an aggregate of 500,000 outstanding common stock options. The options were originally scheduled to expire on January 31, 2014. The expiration date of 500,000 of the options was extended to January 31, 2019. The incremental increase in the fair value of the options was determined to be $27,718 using the Black-Scholes option pricing model and was expensed as stock-based compensation during three months ended December 31, 2013.

(ii)	Granted, pursuant to the 2005 Stock Incentive Plan, to three directors of the Company each a five-year stock option to purchase 500,000 shares of the Company common stock, all of which vested immediately, at an exercise price of $0.16 per share. The fair value of the options was determined to be $159,456 using the Black-Scholes option pricing model and was expensed as stock-based compensation during the during three months ended December 31, 2013.

(iii)	Granted, pursuant to the 2005 Stock Incentive Plan, to a consultant five-year stock options to purchase an aggregate 100,000 shares of the Company’s common stock at an exercise price of $0.14 per share with the options vested on the date of grant. The fair value of the options was determined to be $12,423 using the Black-Scholes option pricing model and was expensed as stock-based compensation during three months ended December 31, 2013.

(iv)	Granted, pursuant to the 2005 Stock Incentive Plan, to a consultant five-year stock options to purchase an aggregate 300,000 shares of the Company’s common stock at an exercise price of $0.13 per share with the options vested on the date of grant. The fair value of the options was determined to be $34,665 using the Black-Scholes option pricing model and was expensed as stock-based compensation during three months ended December 31, 2013.

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of its option awards. The following table summarizes the significant assumptions used in the model during the three months ended December 31, 2013:

Three Months Ended December 31, 2013:

Exercise prices	$0.13 - $0.38
Expected volatilities	120.72% - 140.83%
Risk free interest rates	0.51% - 1.49%
Expected terms	2.5 - 5.0 years
Expected dividends	—

The following table summarizes the option activity for the three months ended December 31, 2013:

	Options Outstanding
		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance, September 30, 2013	6,100,000	$0.42
Granted	1,900,000	0.15
Expired/Cancelled	(100,000)	0.42
Exercised	(100,000)	0.215
Balance December 31, 2013	7,800,000	$0.35

Exercisable at September 30, 2013	6,100,000	$0.42
Exercisable at December 31, 2013	7,800,000	$0.35

The range of exercise prices and the weighted average exercise price and remaining weighted average life of the options outstanding at December 31, 2013 were $0.13 to $1.02 and 4.95 years, respectively. The aggregate intrinsic value of the outstanding options at December 31 2013 was $3,000.

The Company adopted its 2005 Stock Incentive Plan (the “2005 Plan”) pursuant to which the Company reserved and registered 30,000,000 shares stock and option grants. As of December 31, 2013, there were 10,135,913 shares available for grant under the 2005 Plan, excluding the 7,800,000 options outstanding.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to December 31, 2013 and prior to the filing of this report, El Capitan sold an aggregate of 310,154 shares to Southridge Partners under the Equity Purchase Agreement for aggregate cash proceeds of $50,000.

On January 21, 2014, the Company committed to the purchase of equipment for the El Capitan property and paid a $100,000 deposit on the equipment.

On January 24, 2014, the Company issued 50,000 shares of common stock for non-employee consulting services valued at $9,625.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim consolidated financial statements and related notes which are included in Item 1 of this Quarterly Report on Form 10-Q, and with our audited financial statements and the “Risk Factors” section included in our Form 10-K for the year ended September 30, 2013, filed with the U.S. Securities and Exchange Commission (“SEC”) on December 27, 2013.

Cautionary Statement on Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain certain “forward-looking” statements as such term is defined by the SEC in its rules, regulations and releases, which represent the registrant’s expectations or beliefs, including but not limited to, statements concerning the registrant’s operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “might,” “plan,” “predict” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the registrant’s control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, governmental regulation, managing and maintaining growth, the operations of the Company and its subsidiaries, volatility of stock price, commercial viability of any mineral deposits and any other factors discussed in this and other registrant filings with the SEC.  The Company does not intend or undertake to update the information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate.

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

In late September 2013, with the support of a different technology, we began a project of production processing of El Capitan head ore collected and managed under chain-of-custody guidelines. This is the first production-scale process ever to have been conducted by us. We anticipate the expected results will describe both the effectiveness of the process being used and the precious metals values recoverable, without the use of chemicals. This process involves the fine grinding of head ore and separation of iron ore from the precious metals without the use of cyanide.

In conjunction with this fine grind/separation recovery method, we processed 30 tons of our stored concentrates produced approximately 8 years ago that have been stored at the mine site. This initiative is important for two reasons: first, because it will provide materials process-handling information, and, second, because of the potential cash flow from the spot-market sale of any resulting dore’ bars. If we are able to generate such cash flow, we do not expect the amount to be significant. It is important to note, no direct information related to head ore value is to be gained from these concentrates since they do not have a documented history. The thirty tons of these concentrates was processed to determine the viability of the recovery of precious metals under this technology from these stored concentrates. Although these concentrates lack the pedigree of freshly mined and concentrated ore, testing has revealed that they may yield precious metals that can be sold in the spot market.

On November 7, 2013, we announced that we have recovered 1.04 ounces per ton of gold equivalent from its New Mexico mining property. These results were produced from head ore that has been sold in an arm’s-length transaction to an independent refinery. The chain-of-custody ore was finely milled and magnetically separated using specific gravity concentrating methodology without the use of cyanide. This initial production testing represents the complete methodology - from head ore to final sale.

On November 20, 2013, we announced the fine grind/separation recovery method was also used on another 30 tons of stored concentrates that had been produced approximately eight years ago. After storage and possible contamination, these concentrates proved to be incompatible with this recovery process. We decided to discontinue processing of the stored concentrates and focus on the processing the head ore and the recovery of precious metals.

Based upon results from the fine grind/separation method, we decided to utilize our 5-Acre Small Mining Permit to initiate limited-scale production, which we believe is a major step toward presenting the property for sale to potential industry purchasers. We hope to accomplish this step by demonstrating regular, certified production and sales of precious metals to independent refineries. It is incumbent upon us to demonstrate that the results we have obtained are repeatable. The 5-Acre Small Mining Permit can be moved as the mining plan dictates. We plan to hire an independent contract miner to perform the physical mining and crushing, and to stockpile the ore on our owned land. We also plan to hire professional and experienced mining-management talent to run operations after the iron has been removed from the ore. We expect that such personnel will be on site and oversee the fine grinding and separation operations, which will be located on our owned land. We plan to have the final processed concentrates sent off-site for smelting into dore’ bars.

On January 6, 2014, we announced that we are working to commence on-site mining operations that will separate precious metals from the iron ore using the fine/grind separation recovery method referred to above and sell the iron ore. Although we have not yet entered into agreements for the project, we have entered into a dialogue with two large mining and logistics companies regarding a plan in which one of these companies would perform all mining, crushing, separation, and pelletizing activity, and leave the stockpiled, non-ferrous material that has been separated from the iron on the El Capitan property. The mining company would provide capital, capital equipment, labor, and mining to support this result. The 5-Acre Small Mining Permit that the Company holds can be moved as the mining plan dictates. We will arrange for the sale of the iron that represents a significant part of the El Capitan ore. We expect that the proceeds from our sale of the iron will offset the expense of the mining operations and generate cash flow for the Company while we continue to pursue our ultimate strategic goal of selling the El Capital property.

We expect that the planned mining operation will require approximately $2.5 million in an overall budget. We anticipate it will take approximately four months to bring the mining operation on-line after financing is in place.

Financial Condition, Liquidity and Capital Resources

Historically we have relied on equity and debt financings to finance our ongoing operations.  Our only current committed source of financing is the arrangement under our Equity Purchase Agreement (the “Agreement”) with Southridge Partners II, L.P. (“Southridge”) that we entered into in July 2011 and subsequently amended on April 3, 2013. The Agreement, as amended, is described below. Although we are assessing our financing alternatives at this time, we currently expect to continue utilizing the Agreement with Southridge to implement our business plan on the El Capitan project and continue our business strategies for our fiscal year 2014, drawing down on the facility as operating costs require.

As amended, the term of the Agreement will expire on July 11, 2014, and can be terminated by the Company at any time.  Southridge’s purchase commitment under the Agreement terminates upon expiration or termination of the Agreement or, if earlier, on the date that aggregate purchases by Southridge under the Agreement total $5,000,000.

The Agreement permits the Company to sell newly-issued shares of our common stock to Southridge for aggregate proceeds of up to $5,000,000.  We have no obligation to sell any shares under the Agreement. The shares to be sold under the Agreement will be made pursuant to our effective registration statement on Form S-3 filed with the SEC.  As of February 13, 2014, we have sold Southridge shares of common stock for aggregate proceeds of $3,800,000 and have the right, subject to certain conditions, to sell to Southridge $1,200,000 of newly-issued shares of El Capitan common stock pursuant to the Agreement.

A further description of the Agreement is set forth in Note 4 of the Notes to Consolidated Financial Statements – “Equity Purchase Agreement.”

We expect that the Agreement will initially provide us with adequate funding to sustain our planned operations and provide a source of funds for the final phases of our business plan strategy. At this time, the Company plans to utilize the funds to finalize the recovery process for the El Capitan deposit, complete any additional permitting requirements that may be required on the El Capitan project (no further exploration plans exist at this time) and pay for necessary corporate personnel and general and administrative operating costs and expenses to be incurred in the marketing of the El Capitan property. To implement our business strategy for our mining plan, however, we will need to secure additional adequate financing.

As of December 31, 2013, we had cash on hand of $330,797 and an accumulated deficit of $202,464,816. Based upon our budgeted burn rate, we currently have operating capital for approximately 3.7 months, excluding any cash that would be received by the Company upon the sale of its shares of common stock under the terms of the Agreement.

Because the Agreement with Southridge will expire in July 2014, it will be necessary for us to renew the Agreement at that time or arrange for other suitable financing for the Company to fund our ongoing administrative costs, implement our business plan for fiscal 2014 and satisfy the costs associated with the continued marketing of the El Capitan Property for sale. If management’s plans are not successful, or we are not able to renew or replace our financing sources, our operations and liquidity may be adversely impacted.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012

Revenues

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until our property is sold or a joint venture is entered into for development and deployment of the El Capitan property. There is no guarantee that we will achieve proven commercially viable recovery of precious metals at the El Capitan site.

Expenses and Net Loss

Our operating expenses increased $229,986 from $413,447 for the three months ended December 31, 2012 to $643,433 for the three months ended December 31, 2013. The increase is mainly attributable to increases in professional fees aggregating $84,996, exploration expenses of $81,454 and other general and administrative of $85,046, and was offset mainly by decreases in legal and accounting fees of $36,510.

The increases in professional fees is mainly attributable to costs incurred relating to investor relation activities and consisted of mainly of increased non-cash stock compensation of $27,250 and costs related to options of $47,089.

The decrease in legal and accounting fees is attributable to decrease in audit fees of $15,000 and legal fees of $21,510 incurred in the current period of measurement.

The increase in exploration expenses consist mainly of increases in ore processing of $66,559, legal fees of $8,000 and assay costs of $17,710. These increases were offset by a $4,640 decrease in mine development related costs and a $4,882 decrease in mineral extraction costs.

The increase in other general and administrative is attributable to increased non-cash costs of $99,179 associated with options that were amended and issued to the directors. This increase was offset by mainly by decreases in shareholder meeting costs of $3,282, travel and lodging costs of $6,437 and press related costs of $2,100.

Our net loss for the three months ended December 31, 2013 increased to $643,461 from a net loss of $413,372 incurred for the comparable three month period ended December 31, 2012. The increase in net loss of $230,089 for the current period is attributable to the aforementioned net increase in operating expenses.

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

The price of gold and silver has experienced an increase in value over the past five years.  A historical chart of their respective prices is contained in Item 1, the “Business” portion of the Company’s Annual Report on Form 10-K for the year ended September 30, 2013, filed with the SEC on December 27, 2013.  Beginning in April 2013, the price of gold and silver has experienced a downward swing. A significant permanent drop in the price of gold, silver or other precious metals may have a materially adverse effect on the future results of potential operations and the opportunity to market the sale of the El Capitan Property. The costs associated with the recovering of precious metals may also cause a material adverse effect on the financial success of the Company and our ability to market the sale of the El Capitan Property.

In July 2014, it will be necessary to renew the Agreement or arrange for other suitable financing for the Company to finance our ongoing administrative costs, implement our business plan for fiscal 2014 and costs associated with the continued marketing of the El Capitan Property for sale. If management’s financing plans are not successful, or we are not able to renew or replace our financing sources, our operations and liquidity may be adversely impacted.

Off-Balance Sheet Arrangements

During the three months ended December 31, 2013, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

Contractual Obligations

As of December 31, 2013, we had no contractual obligations (including long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations and other long-term liabilities reflected on our balance sheet under GAAP) that are expected to have an adverse effect on our liquidity and cash flows in future periods.

Critical Accounting Policies

Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Note 1, “Business, Basis of Presentation and Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended September 30, 2013 , filed with the SEC on December 27, 2013, describes our significant accounting policies which are reviewed by management on a regular basis.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any material pending legal proceedings and to our knowledge, no such proceedings by or against the Company have been threatened.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the year ended September 30, 2013, filed with the U.S. Securities and Exchange Commission on December 27, 2013, in addition to the other information included in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time prior to investing in our common stock.

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

EL CAPITAN PRECIOUS METALS, INC.

Dated: February 14, 2014	By:	/s/ Charles C. Mottley
Charles C. Mottley Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: February 14, 2014	By:	/s/ John F. Stapleton
John F. Stapleton Chief Financial Officer and Director (Principal Financial Officer)

