Form 10-Q
period 2014-03-31
EL CAPITAN PRECIOUS METALS INC
filed 2014-05-14
CIK 1135202

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 275,769,643 shares of common stock, par value $0.001, of the issuer were issued and outstanding as of May 14, 2014.

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Consolidated Balance Sheets – March 31, 2014 and September 30, 2013 (Unaudited)	3
	Consolidated Statements of Expenses – Three and six months ended March 31, 2014 and 2013 and for the period from July 26, 2002 (inception) through March 31, 2014 (Unaudited)	4
	Consolidated Statement of Stockholders’ Equity – September 30, 2012 through March 31, 2014 (Unaudited)	5
	Consolidated Statements of Cash Flows – Six months ended March 31, 2014 and 2013 and for the period from July 26, 2002 (inception) through March 31, 2014 (Unaudited)	6
	Notes to the Consolidated Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	22

SIGNATURES		24

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

 EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2014	2013
ASSETS

CURRENT ASSETS:
Cash	$51,906	$373,692
Prepaid expenses and other current assets	90,436	78,526
Deferred costs	—	120,476
Total Current Assets	142,342	572,694

Furniture and equipment net of accumulated depreciation of $33,412 and $33,102, respectively	620	930
Mineral property	1,879,608	1,879,608
Deposits	1,022,440	22,440
Total Assets	$3,045,010	$2,475,672

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$136,424	$114,877
Accrued liabilities	60,450	40,400
Short term note payable	3,488	—
Total Current Liabilities	200,362	155,277

Equipment note payable	400,000	—
Total Liabilities	600,362	155,277

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 273,230,781 and 262,604,345 issued and outstanding, respectively	273,231	262,604
Additional paid-in capital	205,989,832	203,879,146
Deficit accumulated during the exploration stage	(203,818,415)	(201,821,355)
Total Stockholders’ Equity	2,444,648	2,320,395
Total Liabilities and Stockholders’ Equity	$3,045,010	$2,475,672

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,		July 26, 2002 (Inception) Through March 31,
	2014	2013	2014	2013	2014

OPERATING EXPENSES:
Professional fees	$83,869	$49,849	$230,013	$110,997	$4,301,069
Officer compensation expense	—	—	—	—	2,863,833
Administrative consulting fees	65,000	55,000	130,000	105,000	2,770,766
Management fees, related party	—	—	—	—	320,500
Legal and accounting fees	62,347	26,850	85,494	86,507	2,112,913
Exploration expenses	869,041	237,960	1,053,593	341,058	5,271,295
Other general and administrative	271,592	337,075	496,182	476,619	8,087,409
Write-off of accounts payable and accrued interest	—	—	—	—	(63,364)
Loss on impairment of mineral property	—	—	—	—	176,567,424
Loss on asset dispositions	—	—	—	—	33,170
Total Operating Expenses	1,351,849	706,734	1,995,282	1,120,181	202,265,015

LOSS FROM OPERATIONS	(1,351,849)	(706,734)	(1,995,282)	(1,120,181)	(202.265,015)

OTHER INCOME (EXPENSE):
Interest income	14	70	73	145	39,784
Other income	—	—	—	—	18,632
Forgiveness of debt	—	—	—	—	115,214
Interest expense:
Related parties	—	—	—	—	(68,806)
Other	(1,764)	—	(1,851)	—	(310,591)
Loss on extinguishment of liabilities	—	—	—	—	(222,748)
Gain on derivative instrument liability	—	—	—	—	7,203
Accretion of notes payable discounts	—	—	—	—	(1,132,088)
Total Other Income (Expense)	(1,750)	70	(1,778)	145	(1,553,400)

NET LOSS	$(1,353,599)	$(706,664)	$(1,997,060)	$(1,120,036)	$(203,818,415)

Net loss per common share, basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	268,880,930	254,261,386	267,022,484	253,296,111

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

September 30, 2012 through March 31, 2014

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total

Balances at September 30, 2012	251,327,040	$251,328	$201,903,913	$(200,078,743)	$2,076,498
Common stock granted for deferred costs	—	—	20,476	—	20,476
Common stock issued for services	60,000	60	15,690	—	15,750
Costs associated with options	—	—	400,283	—	400,283
Sales of common stock	11,217,305	11,216	1,538,784	—	1,550,000
Net loss	—	—	—	(1,742,612)	(1,742,612)
Balances at September 30, 2013	262,604,345	262,604	203,879,146	(201,821,355)	2,320,395
Common stock issued for services	4,350,000	4,350	845,275	—	849,625
Common stock issued for equipment deposit	2,500,000	2,500	497,500	—	500,000
Costs associated with options	—	—	470,664	—	470,664
Options exercised	100,000	100	21,400	—	21,500
Reversal of deferred costs	—	—	(20,476)	—	(20,476)
Sales of common stock	3,676,436	3,677	296,323	—	300,000
Net loss	—	—	—	(1,997,060)	(1,997,060)
Balances at March 31, 2014	273,230,781	$273,231	$205,989,832	$(203,818,415)	$2,444,648

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,		July 26, 2002 (Inception) Through March 31,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,997,060)	$(1,120,036)	$(203,818,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrant and option associated costs	470,664	377,564	6,022,504
Beneficial conversion feature of notes payable	—	—	225,207
Non-cash expense with affiliate	—	—	7,801
Stock-based compensation	849,625	15,750	7,589,908
Non-cash merger related costs	—	—	1
Accretion of discounts on notes payable	—	—	1,132,088
Loss on sale of fixed assets	—	—	33,170
Gain on derivative instruments liability	—	—	(7,203)
Loss on impairment of mineral property	—	—	176,567,424
Write-off accounts payable and accrued interest	—	—	(63,364)
Forgiveness of debt	—	—	(115,214)
Gain on conversion of debt	—	—	(2,459)
Provision for uncollectible note receivable	—	—	62,500
Non-cash litigation settlement	—	—	214,642
Depreciation	310	1,113	84,543
Changes in operating assets and liabilities:
Miscellaneous receivable	—	—	4,863
Interest receivable	—	—	(13,611)
Prepaid expenses and other current assets	(11,910)	17,998	(87,146)
Advances on behalf of affiliated company	—	—	(562,990)
Deferred costs	100,000	—	–
Accounts payable	21,547	2,899	145,844
Accounts payable - related party	—	—	364
Accrued liabilities	20,050	(12,900)	280,756
Interest payable, other	—	—	49,750
Net Cash Used in Operating Activities	(546,774)	(717,612)	(12,249,037)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property interest	—	—	(100,000)
Purchase of furniture and equipment	—	—	(150,600)
Proceeds from sale of fixed assets	—	—	32,001
Cash paid for equipment deposit	(100,000)	—	(122,440)
Issuance of notes receivable	—	—	(249,430)
Payments received on notes receivable	—	—	129,450

(Continued)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Six Months Ended March 31,		July 26, 2002 (Inception) Through March 31,
	2014	2013	2014

CASH FLOWS FROM INVESTING ACTIVITIES (Continued):
Cash received in acquisition of Gold and Minerals Company, Inc.	—	—	89,902
Costs associated with acquisition share issuance	—	—	(32,324)
Cash paid in connection with acquisition of DML Services, Inc.	—	—	(50,000)
Net Cash Used in Investing Activities	(100,000)	—	(453,441)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock and subscriptions	300,000	750,000	8,761,591
Costs associated with the sale of stock	—	—	(19,363)
Proceeds from notes payable, related parties	—	—	219,900
Proceeds from warrant exercise	21,500	—	1,572,242
Proceeds from notes payable, other	—	—	2,322,300
Increase in finance contracts	17,439	—	134,918
Repayment of notes payable, related parties	—	—	(61,900)
Payments on finance contracts	(13,951)	—	(131,430)
Repayment of notes payable, other	—	—	(43,874)
Net Cash Provided by Financing Activities	324,988	750,000	12,754,384

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(321,786)	32,388	51,906

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	373,692	238,085	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$51,906	$270,473	$51,906

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$172,917
Cash paid for income taxes	—	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets disposed for accrued liabilities	$—	$—	$1,991
Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of interest in El Capitan, Ltd.	—	—	28
Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of the COD property	—	—	3,600
Issuance of common stock to Gold and Minerals Company, Inc. in connection with the purchase of the Weaver property	—	—	3,000

(Continued)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Six Months Ended March 31,		July 26, 2002 (Inception) Through March 31,
	2014	2013	2014

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (Continued):
Net non-cash advances from affiliated company	—	—	562,990
Notes payable and accrued interest converted to equity	—	—	2,495,544
Accounts payable and accrued liabilities converted to equity	—	—	31,176
Issuance of common stock to former Company officers	—	—	329,015
Issuance of common stock to Gold and Minerals Company, Inc. stockholders in connection with the merger of Gold and Minerals Company, Inc.	—	—	177,752,452
Common stock granted for deferred costs	—	—	20,476
Reversal of common stock granted for deferred costs	20,476	—	20,476
Common stock issued equipment deposit	500,000	—	500,000
Debt issued equipment deposit	400,000	—	400,000

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

NOTE 3 – short term note payable

On November 21, 2013, the Company entered into an agreement to finance a portion of its insurance premiums in the amount of $17,440 at an interest rate of 10.0% with equal payments of $3,575.58 including interest, due monthly beginning December 21, 2013 and continuing through April 21, 2014. As of March 31, 2014, the outstanding balance under this note payable was $3,488.

NOTE 4 – long term note payable

On February 28, 2014, the Company agreed to deliver a $400,000 promissory note for a deposit on the purchase of heavy mining equipment. The promissory note accrues interest at 4.5%, with principal and accrued interest payments to be made out of the Company’s proceeds from sale of iron ore from its mining operations.  See “Note 5 - Commitments, Additional Financing Agreement,” below.

NOTE 5– COMMITMENTS

In June 2013, the Company signed a contract to have chain of custody head ore located in Denver, Colorado processed by an independent party. The head ore has been shipped to the processing site. The contract called for a $100,000 retainer that was paid in June 2013. Upon completion of the project, if it generated a profit, the Company was to receive the profit from the sale of the recovered precious metals above and beyond the retainer amount paid. Also, the Company was to issue 500,000 shares of the Company’s common stock pursuant to our 2005 Stock Incentive Plan to the processing company. The fair value of the common shares was determined to be $35,000 as of September 30, 2013 and it was being recognized over the service period through the expected completion date of the project in November 2013. The $100,000 retainer and $20,476 of the fair value of the shares were classified as current deferred costs on the balance sheet as of September 30, 2013. In November 2013, the project was completed and a profit was not generated. Accordingly, the $100,000 retainer was expensed and the deferred costs associated with the common shares of $20,476 were reversed during the six months ended March 31, 2014.

Related Party

In January 2012, the Company retained Management Resource Initiatives, Inc. (“MRI”) for managing and overseeing the process of marketing and selling the El Capitan property and performing other services aimed at furthering the Company's strategic goals pursuant to an unwritten consulting arrangement. Under this arrangement, the Company pays MRI a monthly consulting fee of $10,000 which was increased to $15,000 effective August 1, 2013. The Company made aggregate payments of $90,000 to MRI during the six months ended March 31, 2014. MRI is a related party because it is a corporation that is wholly-owned by John F. Stapleton who is Chief Financial Officer and Director of El Capitan.

Purchase Contract with Glencore AG

On March 10, 2014, the Company entered into a life-of-mine offtake agreement with Glencore AG (“Glencore”) for the sale of iron ore from the El Capitan property (such agreement is referred to herein as the “Glencore Purchase Contract”). Under the terms of the Glencore Purchase Contract, the Company agreed to sell to Glencore, and Glencore agreed to purchase from the Company, iron ore meeting the applicable specifications from the El Capitan mine. Payment for the iron ore is to be made pursuant an irrevocable letter of credit in favor of the Company. The purchase price is based on an index price less an applicable discount. Either party may terminate the Glencore Purchase Contract following a breach by the other party that remains uncured for a specified period after receipt of written notice.

Agreements with Logistica U.S. Terminals, LLC

In anticipation of, and in conjunction with, the Glencore Purchase Contract, the Company entered into a Master Services Agreement (the “Master Agreement”) and corresponding Iron Ore Processing Agreement (the “Processing Agreement”) with Logistica U.S. Terminals, LLC (“Logistica”), each effective as of February 28, 2014. Pursuant to these agreements, Logistica agreed to, among other things, provide the logistics required for the Company to fulfill its obligations under the Glencore Purchase Contract, to assist the Company in financing the costs of processing and delivering the iron ore under the Glencore Purchase Contract, and to provide and/or manage the processing of iron ore to be delivered under the Glencore Purchase Contract.

Master Agreement with Logistica

Under the Master Agreement, the Company agreed that Logistica will be the exclusive logistics agent for the purpose of moving iron ore from the El Capitan property to Glencore’s designated exporting port or final destination. Logistics services include operational supplement chain management and supervision of all logistics providers and operations from the El Capitan mine to the vessel loading port. Logistics services do not include obtaining and maintaining operating, environmental and mining permits, and land and mineral rights, which are the responsibility of the Company. Also under the Master Agreement, Logistica is required to use its best efforts to establish an operating credit line capable of funding all processing and delivery costs and, upon opening and funding such a credit line, will disburse as needed all operating costs contemplated under the Glencore Purchase Contract. The Company is required to reimburse Logistica for all such amounts, without interest, out of payments received from Glencore in respect of the purchase of the iron ore.

In consideration for Logistica’s funding and logistics services, the Company will pay Logistica a percentage of ECPN’s profits from the sale of iron ore under the Glencore Purchase Contract. If any sale of iron ore under the Glencore Purchase Contract results in a loss instead of a profit, as a result of a decrease in index pricing of iron or otherwise, then the Company is required to make up the shortfall out of profits from its precious metals processing and refining business, to the extent of available profits therefrom, or otherwise. If iron index prices drop below the price in place at inception of the Glencore Purchase Contract by more than 5%, then the Company will be required to provide Logistica with a greater percentage of profits commensurate with and equivalent to Logistica’s loss of profit share due to the reduction in iron index prices. At inception of the Glencore Purchase Contract, the Platts 62% FE CFR China iron index price was $121.24. In the event of a future sale of the El Capitan property, the Company must either ensure that its agreements with Logistica are assumed by the purchaser or pay Logistica a termination fee.

Either party may terminate the Master Agreement following a breach by the other party that remains uncured for 60 days after receipt of written notice. The Master Agreement will otherwise continue indefinitely.

Processing Agreement with Logistica

Under the Processing Agreement, Logistica has agreed to deliver iron ore processing equipment to the El Capitan property and to use it best efforts to process to contract specification, stock pile and load for delivery iron ore that the Company has contracted to sell to Glencore under the Glencore Purchase Contract. In order to do so, Logistica will act as the Company’s turn-key contractor for all of the Company’s iron ore processing and delivery operations at the El Capitan property. In consideration for such services, the Company will pay Logistica a set price per metric ton of iron ore that is processed in accordance with the Glencore Purchase Contract specifications and purchased by Glencore. As additional compensation for entering into the Processing Agreement, the Company issued 4,000,000 shares of common stock to a designee of Logistica under the Company’s 2005 Stock Incentive Plan valued at $800,000. The shares vested immediately upon grant and the $800,000 was expensed in full during the six months ended March 31, 2014.

Either party may terminate the Processing Agreement following a breach by the other party that remains uncured for 60 days after receipt of written notice. The Processing Agreement will otherwise continue indefinitely.

Additional Financing Agreement

Under a separate agreement with Logistica, also dated February 28, 2014, Logistica agreed to remit a $900,000 payment on the Company’s behalf that represented the remaining balance of the Company’s purchase price for a heavy ore trailing separation line to be used for ore processing at the El Capitan mine site. The Company previously remitted $100,000 toward the purchase of such equipment. In consideration for Logistica remitting such payment, the Company agreed to deliver a $400,000 promissory note to Logistica and issued 2,500,000 shares of common stock to a designee of Logistica under the Company’s 2005 Stock Incentive Plan. The promissory note accrues interest at 4.5%, with principal and accrued interest payments to be made out of the Company’s proceeds from sale of iron ore from its mining operations. The fair value of the common stock was determined to be $500,000.

NOTE 6 – STOCKHOLDERS’ EQUITY

Equity Purchase Agreement

On July 11, 2011, the Company entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with Southridge Partners II, LP (“Southridge”), pursuant to which the Company may from time to time, in its discretion, sell newly-issued shares of its common stock to Southridge for aggregate gross proceeds of up to $5,000,000. On April 3, 2013, the Company entered into an amendment (the “Amendment”) to the Equity Purchase Agreement. Southridge’s purchase commitment under the Equity Purchase Agreement was scheduled to expire on the earlier of July 11, 2013, or the date on which aggregate purchases by Southridge under the Agreement total $5,000,000. Pursuant to the Amendment, the parties agreed to extend Southridge’s purchase commitment under the Equity Purchase Agreement for an additional year, expiring July 11, 2014. The maximum amount of Southridge’s aggregate purchase commitment under the Equity Purchase Agreement remains unchanged at $5,000,000.

El Capitan has no obligation to sell any shares under the Equity Purchase Agreement. The Equity Purchase Agreement may be terminated by the Company at any time. Southridge will have no obligation to purchase shares under the Equity Purchase Agreement to the extent that such purchase would cause Southridge to own more than 9.99% of El Capitan’s common stock.

For each share of the Company’s common stock purchased under the Equity Purchase Agreement, Southridge will pay 94.0% of the Market Price, which is defined as the average of the two lowest closing bid prices on the Over-the-Counter Bulletin Board, as reported by Bloomberg Finance L.P., during the five trading days following the date on which the Company notifies Southridge of a pending sale (the “Valuation Period”).  After the expiration of the Valuation Period, Southridge will purchase the applicable number of shares subject to customary closing conditions.

The offering of shares under the Equity Purchase Agreement is made pursuant to the Company's effective registration statement on Form S-3 (Registration Statement No. 333-175038) previously filed with the Securities and Exchange Commission, and prospectus supplements thereunder. The S-3 registration statement utilized a “shelf” registration process. Under this shelf registration process, from time to time, the Company may sell any combination of the securities described in a prospectus supplement in one or more offerings, up to a total dollar amount of $5,000,000.

As of March 31, 2014, the Company had received aggregate proceeds of $3,800,000 under the Equity Purchase Agreement and had available gross proceeds of $1,200,000 under the Equity Purchase Agreement to sell newly-issued shares of El Capitan common stock. Subsequent to March 31, 2014 and prior to the filing of this report, the Company received additional aggregate proceeds of $100,000 leaving gross proceeds of $1,100,000 available under the Equity Purchase Agreement.

Issuances of Common Stock, Warrants and Options

Common Stock

During the six months ended March 31, 2014, the Company:

(i)	issued 3,676,436 shares of common stock under the Equity Purchase Agreement and received cash proceeds of $300,000;
(ii)	issued 4,350,000 shares of common stock for non-employee consulting services valued at $849,625;
(iii)	issued 100,000 shares of common stock upon the exercise of non-statutory stock options and the Company received cash proceeds of $21,500; and
(iv)	issued 2,500,000 shares of common stock for a deposit on heavy mining equipment valued at $500,000.

Warrants

During the six months ended March 31, 2014, the Company did not issue any warrants.  There were no warrants outstanding as of September 30, 2013 or March 31, 2014.

Options

Aggregate options expense recognized was $470,664 and $377,564 for the six months ended March 31, 2014 and 2013, respectively, related to the option grants and modifications described below. As of March 31, 2014 and 2013, there was $233,638 and $22,719, respectively of unamortized option expense.

During the six months ended March 31, 2014, the Company:

(i)	Granted, pursuant to the 2005 Stock Incentive Plan, to each of two new directors of the Company five-year options to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.3452 per share which will vest in equal monthly installments over two years, commencing on April 17, 2014. The fair value of the options was determined to be $233,638 using the Black-Scholes option pricing model and will be expensed as stock-based compensation over the vesting period. None was expensed as stock-based compensation during the six months ended March 31, 2014.

(ii)	Granted, pursuant to the 2005 Stock Incentive Plan, to each of two existing directors of the Company a five-year stock option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.31 per share, all of which vested immediately. The fair value of the options was determined to be $209,896 using the Black-Scholes option pricing model and was expensed as stock-based compensation during the six months ended March 31, 2014.

(iii)	Granted, pursuant to the 2005 Stock Incentive Plan, to a consultant five-year stock options to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $0.31 per share with the options vesting on the date of grant. The fair value of the options was determined to be $26,505 using the Black-Scholes option pricing model and was expensed as stock-based compensation during six months ended March 31, 2014.

(iv)	Amended the expiration date of an aggregate of 500,000 outstanding common stock options. The options were originally scheduled to expire on January 31, 2014. The expiration date of the 500,000 options was extended to January 31, 2019. The incremental increase in the fair value of the options was determined to be $27,718 using the Black-Scholes option pricing model and was expensed as stock-based compensation during six months ended March 31, 2014.

(v)	Granted, pursuant to the 2005 Stock Incentive Plan, to each of three directors of the Company a five-year stock option to purchase 500,000 of the Company’s common stock at an exercise price of $0.16 per share, all of which vested immediately. The fair value of the options was determined to be $159,456 using the Black-Scholes option pricing model and was expensed as stock-based compensation during the during six months ended March 31, 2014.

(vi)	Granted, pursuant to the 2005 Stock Incentive Plan, to a consultant five-year stock options to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $0.14 per share with the options vesting on the date of grant. The fair value of the options was determined to be $12,423 using the Black-Scholes option pricing model and was expensed as stock-based compensation during six months ended March 31, 2014.

(vii)	Granted, pursuant to the 2005 Stock Incentive Plan, to a consultant five-year stock options to purchase an aggregate of 300,000 shares of the Company’s common stock at an exercise price of $0.13 per share with the options vesting on the date of grant. The fair value of the options was determined to be $34,665 using the Black-Scholes option pricing model and was expensed as stock-based compensation during six months ended March 31, 2014.

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of its option awards. The following table summarizes the significant assumptions used in the model during the six months ended March 31, 2014.

Six Months Ended March 31, 2014:

Exercise prices	$0.13 - $0.38
Expected volatilities	128.52% - 140.83%
Risk free interest rates	0.51% - 1.55%
Expected terms	2.5 - 5.0 years
Expected dividends	—

The following table summarizes the option activity for the six months ended March 31, 2014:

	Options Outstanding
		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance, September 30, 2013	6,100,000	$0.42
Granted	4,000,000	0.243
Expired/Cancelled	(100,000)	0.42
Exercised	(100,000)	0.215
Balance March 31, 2014	9,900,000	$0.35

Exercisable at September 30, 2013	6,100,000	$0.42
Exercisable at March 31, 2014	8,900,000	$0.35

The range of exercise prices and the weighted average exercise price and remaining weighted average life of the options outstanding at March 31, 2014 were $0.13 to $1.02 and 4.73 years, respectively. The range of exercise prices and the weighted average exercise price and remaining weighted average life of the vested and exercisable options outstanding at March 31, 2014 were $0.13 to $1.02 and 4.72 years, respectively. The aggregate intrinsic value of the outstanding options and vested options outstanding at March 31, 2014 was $211,250.

The Company adopted its 2005 Stock Incentive Plan (the “2005 Plan”) pursuant to which the Company reserved and registered 30,000,000 shares stock and option grants. As of March 31, 2014, there were 1,485,913 shares available for grant under the 2005 Plan, excluding the 9,900,000 options outstanding.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to March 31, 2014 and prior to the filing of this report, El Capitan sold an aggregate of 584,317 shares to Southridge Partners under the Equity Purchase Agreement for aggregate cash proceeds of $100,000.

Subsequent to March 31, 2014 and prior to the filing of this report, El Capitan sold an aggregate of 1,954,545 shares of restricted common stock to four qualified investors for aggregate cash proceeds of $215,000.

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

On November 7, 2013, we announced that we have recovered 1.04 ounces per ton of gold equivalent from our El Capitan property. These results were produced from head ore that has been sold in an arm’s-length transaction to an independent refinery. The chain-of-custody ore was finely milled and magnetically separated using specific gravity concentrating methodology without the use of cyanide. This initial production testing represents the complete methodology - from head ore to final sale.

On November 20, 2013, we announced the fine grind/separation recovery method was also used on another 30 tons of stored concentrates that had been produced approximately eight years ago. After storage and possible contamination, these concentrates proved to be incompatible with this recovery process. We decided to discontinue processing of the stored concentrates and focus on processing the head ore and the recovery of precious metals.

Based upon results from the fine grind/separation method, we decided to utilize our 5-Acre Small Mining Permit to initiate limited-scale production, which we believe is a major step toward presenting the property for sale to potential industry purchasers. We hope to accomplish this step by demonstrating regular, certified production and sales of precious metals to independent refineries. It is incumbent upon us to demonstrate that the results we have obtained are repeatable. The 5-Acre Small Mining Permit can be moved as the mining plan dictates. We have contracted an independent contract miner to perform the physical mining and crushing, and to stockpile the ore on our owned land. We also retained a professional and experienced mining-management talent to run operations after the iron has been removed from the ore. The personnel will be on site and oversee the fine grinding and separation operations, which will be located on our owned land. The final processed concentrates will be sent off-site for smelting into dore’ bars for sale.

On January 6, 2014, we announced that we are working to commence on-site mining operations that will separate precious metals from the iron ore using the fine/grind separation recovery method referred to above and sell the iron ore.

During quarter ended March 31, 2014, we made major strides towards putting the El Capitan property into limited production.  On March 10, 2014, we entered into a life-of-mine offtake agreement with Glencore AG (“Glencore”) for the sale of iron ore from the El Capitan property (such agreement is referred to herein as the “Glencore Purchase Contract”). Under the terms of the Glencore Purchase Contract, we agreed to sell to Glencore, and Glencore agreed to purchase from us, iron ore meeting the applicable specifications from the El Capitan mine. Payment for the iron ore is to be made pursuant an irrevocable letter of credit in our favor. The purchase price is based on an index price less an applicable discount.

In anticipation of, and in conjunction with, the Glencore Purchase Contract, we entered into a Master Services Agreement (the “Master Agreement”) and corresponding Iron Ore Processing Agreement (the “Processing Agreement”) with Logistica U.S. Terminals, LLC (“Logistica”), each effective as of February 28, 2014. Pursuant to these agreements, Logistica agreed to, among other things, provide the logistics required for us to fulfill its obligations under the Glencore Purchase Contract, to assist the Company in financing the costs of processing and delivering the iron ore under the Glencore Purchase Contract, and to provide and/or manage the processing of iron ore to be delivered under the Glencore Purchase Contract. In consideration for such services, the Company will pay Logistica a percentage of the Company’s profits from the sale of iron ore under the Glencore Purchase Contract (or make up the shortfall of any loss out of profits from its precious metals processing and refining business, to the extent of available profits therefrom, or otherwise) and pay a set price per metric ton of iron ore that is processed in accordance with the Glencore Purchase Contract specifications and purchased by Glencore. In addition, the Company issued 4,000,000 shares of common stock to a designee of Logistica.

Under a separate agreement with Logistica, also dated February 28, 2014, Logistica agreed to remit a $900,000 payment on our behalf that represented the remaining balance of our purchase price for a heavy ore trailing separation line to be used for ore processing at the El Capitan mine site. We previously remitted $100,000 toward the purchase of such equipment. In consideration for Logistica remitting such payment, we agreed to deliver a $400,000 promissory note to Logistica and we issued 2,500,000 shares of common stock to a designee of Logistica. The promissory note accrues interest at 4.5%, with principal and accrued interest payments to be made out of our proceeds from sale of iron ore from its mining operations.

For additional information regarding the Glencore Purchase Contract and our agreements with Logistica, see “Note 5 of the Notes to Consolidated Financial Statements – “Commitments.”

We expect that the planned mining operation will require approximately $2.5 million in an overall budget. We anticipate it will take approximately two to three months to bring the mining operation on-line after financing and permitting is in place. We expect that the proceeds from our sale of the iron will ultimately offset the expense of the mining operations and generate cash flow for the Company while we continue to pursue our ultimate strategic goal of selling the El Capital property.

Financial Condition, Liquidity, and Plan of Operation

Historically we have relied on equity and debt financings to finance our ongoing operations.  Our only current committed source of financing is the arrangement under our Equity Purchase Agreement (the “Equity Purchase Agreement”) with Southridge Partners II, L.P. (“Southridge”) that we entered into in July 2011 and subsequently amended on April 3, 2013. The Equity Purchase Agreement, as amended, is described below. Although we are assessing our financing alternatives at this time, we currently expect to continue utilizing the Equity Purchase Agreement to implement our business plan on the El Capitan mining project and continue our near-term business strategies, drawing down on the facility as operating costs require until the Equity Purchase Agreement expires. As amended, the term of the Equity Purchase Agreement will expire on July 11, 2014, and can be terminated by the Company at any time.

Southridge’s purchase commitment under the Equity Purchase Agreement terminates upon expiration or termination of the Equity Purchase Agreement or, if earlier, on the date that aggregate purchases by Southridge under the Equity Purchase Agreement total $5,000,000.  The Equity Purchase Agreement permits the Company to sell newly-issued shares of our common stock to Southridge for aggregate proceeds of up to $5,000,000.  We have no obligation to sell any shares under the Equity Purchase Agreement. The shares to be sold under the Equity Purchase Agreement will be made pursuant to our effective registration statement on Form S-3 filed with the SEC.  Subsequent to March 31, 2014 and prior to the filing of this report, we have sold Southridge shares of common stock for aggregate proceeds of $100,000 and have the right, subject to certain conditions, to sell to Southridge $1,100,000 of newly-issued shares of El Capitan common stock pursuant to the Equity Purchase Agreement.

A further description of the Equity Purchase Agreement is set forth in Note 6 of the Notes to Consolidated Financial Statements – “Equity Purchase Agreement.”

We expect that the Equity Purchase Agreement will initially provide us with adequate funding to sustain our planned operations and provide a source of funds for our near-term business plan strategy. At this time, the Company plans to utilize such funds to complete any additional permitting requirements that may be required on the El Capitan property (no further exploration plans exist at this time) and pay for necessary corporate personnel and general and administrative operating costs and expenses to be incurred in putting the El Capitan property into limited production, and to support continued marketing of the El Capitan property for sale. To implement the business strategy for our mining plan, however, and to continue to provide funds to support the final phase of our business strategy – name to continue marketing the El Capitan property for sale - we will need to secure additional adequate financing. We may seek to obtain such financing pursuant to the sale of our equity or debt securities if sources of such financing become available on terms that we believe are acceptable. There is no guaranty that such financing will be available on acceptable terms or at all.

To provide us with continued flexibility to seek funds in the equity capital markets, on January 6, 2014 we filed a shelf registration statement on Form S-3 registering the offer and sale of securities in offerings from time to time, up to a maximum aggregate offering amount of $2,000,000. This registration statement was declared effective on January 26, 2014. We expect to use the proceeds from any sales of securities under the registration statement as necessary for deploying the El Capitan property into limited production, corporate operating costs and the continued marketing of the El Capitan property for sale. There is no guaranty that any such sales will occur.

As of March 31, 2014, we had cash on hand of $51,906 and an accumulated deficit of $203,818,415. Based upon our budgeted burn rate, we had operating capital for approximately 6 months as of such date, excluding any cash that would be received by the Company upon the sale of its shares of common stock under the terms of the Agreement.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until deployment of our planned mining operation on the El Capitan property. We anticipate generating revenues late in our third or early in the fourth operating quarter for our fiscal year ending September 30, 2014. There is no guarantee that we will achieve proven commercially viable recovery of precious and other metals at the El Capitan property.

Expenses and Net Loss

Our operating expenses increased $645,115 from $706,734 for the three months ended March 31, 2013, to $1,351,849 for the three months ended March 31, 2014. The increase is mainly attributable to increases in professional fees aggregating $34,020; legal and accounting of 35,497; and exploration expenses of $631,081. These increases were offset by a decrease in other general and administrative of $65,483.

The increases in professional fees is mainly attributable to costs incurred relating to investor relation activities and consisted of non-cash stock compensation of $23,505 and non-cash stock compensation of $9,625 for miscellaneous legal services.

The increase in legal and accounting fees is attributable to increases audit and accounting fees of $8,491 and an increase in legal fees of $27,006 which were mainly incurred in conjunction with the agreements entered into by us in the current period of measurement.

The increase in mine related costs is attributable to non-cash stock compensation of $800,000 for services rendered related to deploying our mining operation at the El Capitan property and was offset by decreases in assay costs of $46,188, other mine consulting of $49,062 and mineral extraction costs of $81,207.

The decrease in other general and administrative is mainly attributable non-cash costs of $79,673 associated with options that were issued to the directors. This decrease was offset mainly by increases in shareholder meeting costs of $11,543 and press related costs of $3,150.

Our net loss for the three months ended March 31, 2014 increased to $1,353,599 from a net loss of $706,664 incurred for the comparable three month period ended March 31, 2013. The increase in net loss of $646,935 for the current period is attributable to the aforementioned net increase in operating expenses.

Six Months Ended March 31, 2014 Compared to Six Months Ended March 31, 2013

Revenues

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until deployment of our planned mining operation on the El Capitan property. We anticipate generating revenues late in our third or early in the fourth operating quarter for our fiscal year ending September 30, 2014. There is no guarantee that we will achieve proven commercially viable recovery of precious and other metals at the El Capitan property.

Expenses and Net Loss

Our operating expenses increased $875,101 from $1,120,181 for the six months ended March 31, 2013 to $1,995,282 for the six months ended March 31, 2014. The increase is mainly attributable to increases in professional fees aggregating $119,016 and exploration expenses of $712,535.

The increases in professional fees is mainly attributable to costs incurred relating to investor relation activities and consisted of non-cash stock compensation of $97,844; non-cash stock compensation of $9,625 for miscellaneous legal services and an increase in consulting fees of $27,000. These increases were offset by a decrease in financial consulting fees of $11,509.

The increase in mine related costs is attributable to non-cash stock compensation of $800,000 for services rendered related to deploying our mining operation at the El Capitan property and was offset by decreases in assay costs of $28,478, other mine consulting of $49,299 and mineral extraction costs of $86,089. These decreases were offset by an increase in mine legal fees of $19,862 which were incurred in connection of deploying our mining plan at the El Capitan property.

Our net loss for the six months ended March 31, 2014 increased to $1,997,060 from a net loss of $1,120,036 incurred for the comparable six month period ended March 31, 2013. The increase in net loss of $877,024 for the current period is attributable to the aforementioned net increase in operating expenses.

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

Our Equity Purchase Agreement with Southridge will expire in July 2014. At such time, we will have no committed source of capital. Although we believe we will be able to obtain financing through private placements of our securities or in registered offerings under our registration statement on Form S-3, we cannot guaranty that we will be able to do so on terms acceptable to use or at all.

Under the Logistica Master Agreement, Logistica is required to use its best efforts to establish an operating credit line capable of funding all processing and delivery costs and, upon opening and funding such a credit line, will disburse as needed all operating costs contemplated under the Glencore Purchase Contract. We are required to reimburse Logistica for all such amounts, without interest, out of payments received from Glencore in respect of the purchase of the iron ore. If this credit line is not attained or is not in an adequate amount to fund our projected operations, our operations and liquidity may be adversely impacted.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2014, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

Contractual Obligations

As of March 31, 2014, we had no contractual obligations (including long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations and other long-term liabilities) reflected on our balance sheet under GAAP that are expected to have an adverse effect on our liquidity and cash flows in future periods.

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

We have long-term debt outstanding with a fixed rate of interest and have no investment in debt instruments other than highly liquid short-term investments. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger between the Company, Gold and Minerals Company, Inc. and MergerCo, dated June 28, 2010 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 7, 2010).
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form S-4 Registration Statement #333-170281 filed on November 2, 2010).
3.2	Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form S-4 Registration Statement #333-170281 filed on November 2, 2010).
10.1	Agreement dated March 10, 2014 between the Company and Glencore AG. *+
10.2	Master Services Agreement dated February 28, 2014 by and between the Company and Logistica, U.S. Terminals, LLC, including the Iron Ore Processing Agreement attached as Appendix A thereto. *+

(Continued)

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document**
101.SCH*	XBRL Extension Schema Document**
101.CAL*	XBRL Extension Calculation Linkbase Document**
101.DEF*	XBRL Extension Definition Linkbase Document**
101.LAB*	XBRL Extension Labels Linkbase Document**
101.PRE*	XBRL Extension Presentation Linkbase Document**

__________________

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
+	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EL CAPITAN PRECIOUS METALS, INC.

Dated: May 14, 2014	By:	/s/ Charles C. Mottley
Charles C. Mottley Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: May 14, 2014	By:	/s/ John F. Stapleton
John F. Stapleton Chief Financial Officer and Director (Principal Financial Officer)

