Form 10-Q/A
period 2014-03-31
EL CAPITAN PRECIOUS METALS INC
filed 2014-07-22
CIK 1135202

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

1

EL CAPITAN PRECIOUS METALS, INC.

FORM 10-Q/A

EXPLANATORY NOTE

The registrant has prepared this Amendment (“Amendment”) on Form 10-Q/A to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 (the “Form 10-Q”) for the purpose of re-filing Exhibit 10.1 to the Form 10-Q. No revisions are being made to the Company’s financial statements and, except as described below, this Amendment does not reflect events occurring after the filing of the Form 10-Q, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-Q.

This Amendment is an exhibit-only filing in response to comments received from the staff of the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibits 10.1 and 10.2 originally filed with the Form 10-Q. This Amendment is being filed solely to re-file Exhibit 10.1. Except for the changes to Exhibit 10.1, this Amendment does not otherwise update any exhibits as originally filed or previously amended. This Amendment is being filed to replace Exhibit 10.1 to include certain portions of the Exhibit that had previously been omitted or “redacted” pursuant to a request for confidential treatment. This Amendment provides a revised redacted version of Exhibit 10.1.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.

2

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description

10.1	Agreement dated March 10, 2014 between the Company and Glencore AG. *+
10.2	Master Services Agreement dated February 28, 2014 by and between the Company and Logistica, U.S. Terminals, LLC, including the Iron Ore Processing Agreement attached as Appendix A thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2014). +
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

__________________

*	Filed herewith.
+	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EL CAPITAN PRECIOUS METALS, INC.

Dated: July 22, 2014	By:	/s/ Charles C. Mottley
Charles C. Mottley Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: July 22, 2014	By:	/s/ John F. Stapleton
John F. Stapleton Chief Financial Officer and Director (Principal Financial Officer)

4