Form 10-Q
period 2014-06-30
EL CAPITAN PRECIOUS METALS INC
filed 2014-08-14
CIK 1135202

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 278,053,877 shares of common stock, par value $0.001, of the issuer were issued and outstanding as of August 14, 2014.

1

EL CAPITAN PRECIOUS METALS, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

 EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2014	2013
ASSETS

CURRENT ASSETS:
Cash	$112,558	$373,692
Prepaid expenses and other current assets	97,726	78,526
Deferred costs	—	120,476
Total Current Assets	210,284	572,694

Furniture and equipment, net of accumulated depreciation of $33,989 and $33,102, respectively	518,424	930
Mineral property	1,879,608	1,879,608
Deposits	22,440	22,440
Total Assets	$2,630,756	$2,475,672

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$174,061	$114,877
Accrued liabilities	49,965	40,400
Total Current Liabilities	224,026	155,277

Equipment note payable, net of unamortized discount of $188,719	211,281	—
Total Liabilities	435,307	155,277

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 276,460,217 and 262,604,345 issued and outstanding, respectively	276,460	262,604
Additional paid-in capital	206,153,030	203,879,146
Accumulated deficit	(204,234,041)	(201,821,355)
Total Stockholders’ Equity	2,195,449	2,320,395
Total Liabilities and Stockholders’ Equity	$2,630,756	$2,475,672

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF EXPENSES

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013

OPERATING EXPENSES:
Professional fees	$53,947	$37,798	$293,585	$148,795
Administrative consulting fees	65,000	50,000	195,000	155,000
Legal and accounting fees	27,562	32,870	113,056	119,377
Exploration and mine expenses	162,383	169,947	1,215,976	511,005
Other general and administrative	68,640	64,774	555,197	541,393
Total Operating Expenses	377,532	355,389	2,372,814	1,475,570

LOSS FROM OPERATIONS	(377,532)	(355,389)	(2,372,814)	(1,475,570)

OTHER INCOME (EXPENSE):
Interest income	12	61	85	206
Interest expense	(38,106)	—	(39,957)	—
Total Other Income (Expense)	(38,094)	61	(39,872)	206

NET LOSS	$(415,626)	$(355,328)	$(2,412,686)	$(1,475,364)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	275,491,711	256,376,177	269,845,559	254,322,800

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

September 30, 2012 through June 30, 2014

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances at September 30, 2012	251,327,040	$251,328	$201,903,913	$(200,078,743)	$2,076,498
Common stock granted for deferred costs	—	—	20,476	—	20,476
Common stock issued for services	60,000	60	15,690	—	15,750
Costs associated with options	—	—	400,283	—	400,283
Sales of common stock	11,217,305	11,216	1,538,784	—	1,550,000
Net loss	—	—	—	(1,742,612)	(1,742,612)
Balances at September 30, 2013	262,604,345	262,604	203,879,146	(201,821,355)	2,320,395
Common stock issued for services	4,350,000	4,350	845,275	—	849,625
Common stock issued with equipment note payable	2,500,000	2,500	219,722	—	222,222
Costs associated with options	—	—	499,869	—	499,869
Options exercised	100,000	100	21,400	—	21,500
Reversal of deferred costs	—	—	(20,476)	—	(20,476)
Sales of common stock	6,905,872	6,906	708,094	—	715,000
Net loss	—	—	—	(2,412,686)	(2,412,686)
Balances at June 30, 2014	276,460,217	$276,460	$206,153,030	$(204,234,041)	$2,195,449

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,412,686)	$(1,475,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrant and option associated costs	499,869	400,283
Stock-based compensation	849,625	15,750
Amortization of debt discounts	33,503	—
Depreciation	887	1,113
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(19,200)	(68,258)
Deferred costs	100,000	—
Accounts payable	59,183	36,431
Accrued liabilities	3,550	(2,650)
Interest payable, other	6,016	—
Net Cash Used in Operating Activities	(879,253)	(1,092,695)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(118,381)	—
Net Cash Used in Investing Activities	(118,381)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock and subscriptions	715,000	1,100,000
Proceeds from options exercised	21,500	—
Increase in finance contracts	17,439	—
Payments on finance contracts	(17,439)	—
Net Cash Provided by Financing Activities	736,500	1,100,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(261,134)	7,305

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	373,692	238,085

CASH AND CASH EQUIVALENTS, END OF PERIOD	$112,558	$245,390

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reversal of common stock granted for deferred costs	$20,476	$—
Common stock issued with equipment note payable	222,222	—
Debt issued for purchase of equipment	400,000	—

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

New Accounting Pronouncements

In the quarter ending June 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to exploration stage.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC during the current reporting period did not, or are not, believed by management to have a material impact on the Company’s present or future consolidated financial statements.

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

NOTE 3 – short term note payable

On November 21, 2013, the Company entered into an agreement to finance a portion of its insurance premiums in the amount of $17,440 at an interest rate of 10.0% with equal payments of $3,575.58 including interest, due monthly beginning December 21, 2013 and continuing through April 21, 2014. As of June 30, 2014, the outstanding balance under this note payable was $-0-.

NOTE 4 – long term note payable

On February 28, 2014, the Company agreed to deliver a $400,000 promissory note for a deposit on the purchase of heavy mining equipment. The promissory note accrues interest at 4.5%, with principal and accrued interest payments to be made out of the Company’s proceeds from sale of iron ore from its mining operations. In connection with the transaction, the Company issued 2,500,000 common shares to the lender that resulted in a discount to the note equal to the relative fair value of the common shares of $222,222. The discount is being amortized to interest expense over the expected life of the note through August 31, 2015. During the nine months ended June 30, 2014, amortization expense of $33,503 was recognized. See “Note 5 - Commitments - Additional Financing Agreement,” below. Below is a summary of the outstanding note payable and debt discount at June 30, 2014:

Principal amount	$400,000
Unamortized discount	(188,719)
Net	$211,281

NOTE 5 – COMMITMENTS

In June 2013, the Company signed a contract to have chain of custody head ore located in Denver, Colorado processed by an independent party. The head ore has been shipped to the processing site. The contract called for a $100,000 retainer that was paid in June 2013. Upon completion of the project, if it generated a profit, the Company was to receive the profit from the sale of the recovered precious metals above and beyond the retainer amount paid. Also, the Company was to issue 500,000 shares of the Company’s common stock pursuant to our 2005 Stock Incentive Plan to the processing company. The fair value of the common shares was determined to be $35,000 as of September 30, 2013 and it was being recognized over the service period through the expected completion date of the project in November 2013. The $100,000 retainer and $20,476 of the fair value of the shares were classified as current deferred costs on the balance sheet as of September 30, 2013. In November 2013, the project was completed and a profit was not generated. Accordingly, the $100,000 retainer was expensed and the deferred costs associated with the common shares of $20,476 were reversed during the nine months ended June 30, 2014.

Related Party

In January 2012, the Company retained Management Resource Initiatives, Inc. (“MRI”) for managing and overseeing the process of marketing and selling the El Capitan property and performing other services aimed at furthering the Company's strategic goals pursuant to an unwritten consulting arrangement. Under this arrangement, the Company pays MRI a monthly consulting fee of $10,000 which was increased to $15,000 effective August 1, 2013. The Company made aggregate payments of $135,000 to MRI during the nine months ended June 30, 2014. MRI is a related party because it is a corporation that is wholly-owned by John F. Stapleton who is the Chief Financial Officer and a Director of El Capitan.

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

Processing Agreement with Logistica

Under the Processing Agreement, Logistica has agreed to deliver iron ore processing equipment to the El Capitan property and to use it best efforts to process to contract specification, stock pile and load for delivery iron ore that the Company has contracted to sell to Glencore under the Glencore Purchase Contract. In order to do so, Logistica will act as the Company’s turn-key contractor for all of the Company’s iron ore processing and delivery operations at the El Capitan property. In consideration for such services, the Company will pay Logistica a set price per metric ton of iron ore that is processed in accordance with the Glencore Purchase Contract specifications and purchased by Glencore. As additional compensation for entering into the Processing Agreement, the Company issued 4,000,000 shares of common stock to a designee of Logistica under the Company’s 2005 Stock Incentive Plan valued at $800,000. The shares vested immediately upon grant and the $800,000 was expensed in full during the nine months ended June 30, 2014.

Either party may terminate the Processing Agreement following a breach by the other party that remains uncured for 60 days after receipt of written notice. The Processing Agreement will otherwise continue indefinitely.

Additional Financing Agreement

Under a separate agreement with Logistica, also dated February 28, 2014, Logistica agreed to remit a $400,000 payment on the Company’s behalf that represented the remaining balance of the Company’s purchase price for a heavy ore trailing separation line to be used for ore processing at the El Capitan mine site. The Company previously remitted $100,000 toward the purchase of such equipment. In consideration for Logistica remitting such payment, the Company agreed to deliver a $400,000 promissory note to Logistica and issued 2,500,000 shares of common stock to a designee of Logistica under the Company’s 2005 Stock Incentive Plan. The promissory note accrues interest at 4.5%, with principal and accrued interest payments to be made out of the Company’s proceeds from sale of iron ore from its mining operations. The relative fair value of the common stock was determined to be $222,222 and was recorded as a discount to the promissory note that is being amortized to interest expense over the expected life of the note through August 31, 2015.

NOTE 6 – STOCKHOLDERS’ EQUITY

2011 Equity Purchase Agreement

On July 11, 2011, the Company entered into an Equity Purchase Agreement (the “2011 Equity Purchase Agreement”) with Southridge Partners II, LP (“Southridge”), pursuant to which the Company may from time to time, in its discretion, sell newly-issued shares of its common stock to Southridge for aggregate gross proceeds of up to $5,000,000. On April 3, 2013, the Company entered into an amendment (the “Amendment”) to the 2011 Equity Purchase Agreement. Southridge’s purchase commitment under the 2011 Equity Purchase Agreement was scheduled to expire on the earlier of July 11, 2013, or the date on which aggregate purchases by Southridge under the 2011 Equity Purchase Agreement total $5,000,000. Pursuant to the Amendment, the parties agreed to extend Southridge’s purchase commitment for an additional year, expiring July 11, 2014. The maximum amount of Southridge’s aggregate purchase commitment under the 2011 Equity Purchase Agreement remains unchanged at $5,000,000.

El Capitan has no obligation to sell any shares under the 2011 Equity Purchase Agreement. The 2011 Equity Purchase Agreement may be terminated by the Company at any time. Southridge will have no obligation to purchase shares under the 2011 Equity Purchase Agreement to the extent that such purchase would cause Southridge to own more than 9.99% of El Capitan’s common stock.

For each share of the Company’s common stock purchased under the 2011 Equity Purchase Agreement, Southridge will pay 94.0% of the Market Price, which is defined as the average of the two lowest closing bid prices on the Over-the-Counter Bulletin Board, as reported by Bloomberg Finance L.P., during the five trading days following the date on which the Company notifies Southridge of a pending sale (the “Valuation Period”).  After the expiration of the Valuation Period, Southridge will purchase the applicable number of shares subject to customary closing conditions.

The initial offering of shares under the 2011 Equity Purchase Agreement is made pursuant to the Company's effective registration statement on Form S-3 (Registration Statement No. 333-175038) previously filed with the Securities and Exchange Commission, and prospectus supplements thereunder. The S-3 registration statement utilized a “shelf” registration process. Under this shelf registration process, from time to time, the Company may sell any combination of the securities described in a prospectus supplement in one or more offerings, up to a total dollar amount of $5,000,000.

As of June 30, 2014, the Company had received aggregate proceeds of $4,000,000 under the 2011 Equity Purchase Agreement and had available gross proceeds of $1,000,000 under the 2011 Equity Purchase Agreement to sell newly-issued shares of El Capitan common stock. Subsequent to June 30, 2014 and prior to the filing of this report, the Company received additional aggregate proceeds of $100,000 under the 2011 Equity Purchase Agreement. The 2011 Equity Purchase Agreement expired on July 11, 2014. See “Note 7 - Subsequent Events,” below for details on the new 2014 Equity Purchase Agreement entered into by the Company on July 30, 2014.

Issuances of Common Stock, Warrants and Options

Common Stock

During the nine months ended June 30, 2014, the Company:

(i)	issued 4,951,327 shares of common stock under the 2011 Equity Purchase Agreement and received cash proceeds of $500,000;

(ii)	issued 4,350,000 shares of common stock for non-employee consulting services valued at $849,625;

(iii)	issued 100,000 shares of common stock upon the exercise of non-statutory stock options and the Company received cash proceeds of $21,500;

(iv)	issued 1,954,545 shares of common stock to four accredited investors and the Company received cash proceeds of $215,000, and

(v)	issued 2,500,000 shares of common stock in connection with financing the acquisition of heavy mining equipment valued at $222,222.

Warrants

During the nine months ended June 30, 2014, the Company did not issue any warrants.  There were no warrants outstanding as of September 30, 2013 or June 30, 2014.

Options

Aggregate options expense recognized was $499,869  and $400,283 for the nine months ended June 30, 2014 and 2013, respectively, related to the option grants and modifications described below. As of June 30, 2014 and 2013, there was $204,433 and $-0-, respectively of unamortized option expense.

During the nine months ended June 30, 2014, the Company:

(i)	Granted, pursuant to the 2005 Stock Incentive Plan, to each of two new directors of the Company five-year options to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.3452 per share which will vest in equal monthly installments over two years, commencing on April 17, 2014. The fair value of the options was determined to be $233,638 using the Black-Scholes option pricing model and will be expensed as warrant and option costs over the vesting period. During the nine months ended June 30, 2014, $29,205 was expensed as warrant and option costs and $204,433 remains to be amortized over the remaining vesting period .

(ii)	Granted, pursuant to the 2005 Stock Incentive Plan, to each of two existing directors of the Company a five-year stock option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.31 per share, all of which vested immediately. The fair value of the options was determined to be $209,896 using the Black-Scholes option pricing model and was expensed as warrant and option costs during the nine months ended June 30, 2014.

(iii)	Granted, pursuant to the 2005 Stock Incentive Plan, to a consultant five-year stock options to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $0.31 per share with the options vesting on the date of grant. The fair value of the options was determined to be $26,505 using the Black-Scholes option pricing model and was expensed as warrant and option costs during the nine months ended June 30, 2014.

(iv)	Amended the expiration date of an aggregate of 500,000 outstanding common stock options. The options were originally scheduled to expire on January 31, 2014. The expiration date of the 500,000 options was extended to January 31, 2019. The incremental increase in the fair value of the options was determined to be $27,718 using the Black-Scholes option pricing model and was expensed as warrant and option costs during the nine months ended June 30, 2014.

(v)	Granted, pursuant to the 2005 Stock Incentive Plan, to each of three directors of the Company a five-year stock option to purchase 500,000 of the Company’s common stock at an exercise price of $0.16 per share, all of which vested immediately. The fair value of the options was determined to be $159,456 using the Black-Scholes option pricing model and was expensed as warrant and option costs during the during the nine months ended June 30, 2014.

(vi)	Granted, pursuant to the 2005 Stock Incentive Plan, to a consultant five-year stock options to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $0.14 per share with the options vesting on the date of grant. The fair value of the options was determined to be $12,423 using the Black-Scholes option pricing model and was expensed as warrant and option costs during the nine months ended June 30, 2014.

(vii)	Granted, pursuant to the 2005 Stock Incentive Plan, to a consultant five-year stock options to purchase an aggregate of 300,000 shares of the Company’s common stock at an exercise price of $0.13 per share with the options vesting on the date of grant. The fair value of the options was determined to be $34,666 using the Black-Scholes option pricing model and was expensed as warrant and option costs during the nine months ended June 30, 2014.

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of its option awards. The following table summarizes the significant assumptions used in the model during the nine months ended June 30, 2014.

Nine Months Ended June 30, 2014:

Exercise prices	$0.13 - $0.38
Expected volatilities	128.52% - 140.83%
Risk free interest rates	0.51% - 1.55%
Expected terms	2.5 - 5.0 years
Expected dividends	—

The following table summarizes the option activity for the nine months ended June 30, 2014:

	Options Outstanding
		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance, September 30, 2013	6,100,000	$0.42
Granted	4,000,000	0.245
Expired/Cancelled	(100,000)	0.42
Exercised	(100,000)	0.215
Balance June 30, 2014	9,900,000	$0.35

Exercisable at September 30, 2013	6,100,000	$0.42
Exercisable at June 30, 2014	9,025,000	$0.35

The range of exercise prices and the weighted average exercise price and remaining weighted average life of the options outstanding at June 30, 2014 were $0.13 to $1.02 and 4.51 years, respectively. The range of exercise prices and the weighted average exercise price and remaining weighted average life of the vested and exercisable options outstanding at June 30, 2014 were $0.13 to $1.02 and 4.47 years, respectively. The aggregate intrinsic value of the outstanding options and vested options outstanding at June 30, 2014 was $0.

The Company adopted its 2005 Stock Incentive Plan (the “2005 Plan”) pursuant to which the Company reserved and registered 30,000,000 shares stock and option grants. As of June 30, 2014, there were 1,485,913 shares available for grant under the 2005 Plan, excluding the 9,900,000 options outstanding.

NOTE 7 – SUBSEQUENT EVENTS

On July 30, 2014, the Company entered into an Equity Purchase Agreement (the “2014 Equity Purchase Agreement”) with Southridge Partners II, LP (“Southridge’) pursuant to which the Company may from time to time, in its discretion, sell newly-issued shares of the Company’s common stock to Southridge for aggregate gross proceeds of up to $1,900,000. Unless terminated earlier, Southridge’s purchase commitment will automatically terminate on the earlier of July 30, 2016, or the date on which aggregate purchases by Southridge under the 2014 Equity Purchase Agreement total $1,900,000. The Company has no obligation to sell any shares under the 2014 Equity Purchase Agreement. See “Item 2 - Financial Condition, Liquidity and Plan of Operation” for additional disclosures.

Subsequent to June 30, 2014 and prior to the filing of this report, El Capitan sold an aggregate of 1,593,660 shares to Southridge Partners under the 2011 and 2014 Equity Purchase Agreements with Southridge for aggregate cash proceeds of $250,000.

Pursuant to resolutions adopted by the Board, on August 1, 2014, the Company filed a Certificate of Designation (the “Certificate of Designation”) with the Nevada Secretary of State creating a series of preferred stock entitled the Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and designating fifty-one (51) shares of previously undesignated preferred stock as Series B Preferred Stock.

On August 1, 2014, the Company issued fifty-one (51) shares of Series B Preferred Stock to John F. Stapleton for a purchase price equal to $1.00 per share.

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

In conjunction with this fine grind/separation recovery method, we processed 30 tons of our stored concentrates produced approximately eight years ago that have been stored at the mine site. This initiative is important for two reasons: first, because it will provide materials process-handling information, and, second, because of the potential cash flow from the spot-market sale of any resulting dore’ bars. If we are able to generate such cash flow, we do not expect the amount to be significant. It is important to note, no direct information related to head ore value is to be gained from these concentrates since they do not have a documented history. The 30 tons of these concentrates was processed to determine the viability of the recovery of precious metals under this technology from these stored concentrates. Although these concentrates lack the pedigree of freshly mined and concentrated ore, testing has revealed that they may yield precious metals that can be sold in the spot market.

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

During the first six months of 2014, we made major strides towards putting the El Capitan property into limited production.  On March 10, 2014, we entered into a life-of-mine offtake agreement with Glencore AG (“Glencore”) for the sale of iron ore from the El Capitan property (such agreement is referred to herein as the “Glencore Purchase Contract”). Under the terms of the Glencore Purchase Contract, we agreed to sell to Glencore, and Glencore agreed to purchase from us, iron ore meeting the applicable specifications from the El Capitan mine. Payment for the iron ore is to be made pursuant an irrevocable letter of credit in our favor. The purchase price is based on an index price less an applicable discount.

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

Under a separate agreement with Logistica, also dated February 28, 2014, Logistica agreed to remit a $400,000 payment on our behalf that represented the remaining balance of our purchase price for a heavy ore trailing separation line to be used for ore processing at the El Capitan mine site. We previously remitted $100,000 toward the purchase of such equipment. In consideration for Logistica remitting such payment, we agreed to deliver a $400,000 promissory note to Logistica and we issued 2,500,000 shares of common stock to a designee of Logistica. The promissory note accrues interest at 4.5%, with principal and accrued interest payments to be made out of our proceeds from sale of iron ore from its mining operations.

For additional information regarding the Glencore Purchase Contract and our agreements with Logistica, see “Note 5 – Commitments” of the Notes to Consolidated Financial Statements.

In late June 2014, the heavy ore tailing separation process line arrived at the El Capitan property and has been successfully assembled and tested.

We expect that the planned mining operation will require approximately $2.5 million in an overall budget. We anticipate it will take approximately two to three months to bring the mining operation on-line after financing and final permitting is in place. When mining operations commence, we expect that the proceeds from our sale of the iron will ultimately offset the expense of the mining operations and sales of precious metals to generate cash flow for the Company while we continue to pursue our ultimate strategic goal of selling the El Capitan property.

Financial Condition, Liquidity and Plan of Operation

Historically we have relied on equity and debt financings to finance our ongoing operations.  Our only current committed source of financing is the arrangement under our Equity Purchase Agreement (the “Equity Purchase Agreement”) with Southridge Partners II, L.P. (“Southridge”) that we entered into in July 2014. The Equity Purchase Agreement is described below. Although we are assessing our financing alternatives at this time, we currently expect to continue utilizing the Equity Purchase Agreement to implement our business plan on the El Capitan mining project and continue our near-term business strategies, drawing down on the facility as operating costs require. The term of the Equity Purchase Agreement runs through July 2016.

A further description of this Equity Purchase Agreement is set forth in Note 7 of the Notes to Consolidated Financial Statements.

As of June 30, 2014, we had cash on hand of $112,558 and an accumulated deficit of $204,234,041. Based upon our budgeted burn rate, we had operating capital for approximately 1.2 months as of such date, excluding any cash that would be received by the Company upon the sale of its shares of common stock under the terms of the Equity Purchase Agreement.

On July 30, 2014, we entered into the Equity Purchase Agreement with Southridge, pursuant to which the Company may from time to time, in its discretion, sell newly-issued shares of its common stock to Southridge for aggregate gross proceeds of up to $1,900,000. Unless terminated earlier, Southridge’s purchase commitment will automatically terminate on the earlier of July 30, 2016, or the date on which aggregate purchases by Southridge under the Equity Purchase Agreement total $1,900,000. We have no obligation to sell any shares under the Equity Purchase Agreement.

As provided in the Equity Purchase Agreement, we may require Southridge to purchase shares of our common stock from time to time by delivering a put notice to Southridge specifying the total purchase price for the shares to be purchased (the “Investment Amount”). We may determine the Investment Amount, provided that such amount may not be more than the lesser of (a) $500,000, or (b) 250% of the average daily trading dollar volume of the Company’s common stock for the 20 trading days preceding the date on which we deliver the applicable put notice. For this purpose, the trading dollar volume for each day is determined by multiplying the closing bid price of the Company’s common stock on the Over-the-Counter Bulletin Board (or such other principal market on which the Company’s stock trades) on such date by the trading volume of our common stock on the Over-the-Counter Bulletin Board (or such other principal market on which our stock trades) on such date. The number of shares issuable in connection with each put notice will be computed by dividing the applicable Investment Amount by the purchase price for such common stock. Southridge will have no obligation to purchase shares under the Equity Purchase Agreement to the extent that such purchase would cause Southridge to own more than 9.99% of our common stock.

For each share of our common stock purchased under the Equity Purchase Agreement, Southridge will pay a purchase price equal to 94.0% of the Market Price, which is defined as the average of the two lowest closing bid prices on the Over-the-Counter Bulletin Board, as reported by Bloomberg Finance L.P., during the five trading days following delivery of the put notice (the “Valuation Period”). After the expiration of the Valuation Period, Southridge will purchase the applicable number of shares subject to customary closing conditions.

The Equity Purchase Agreement contains covenants, representations and warranties of the Company and Southridge that are typical for transactions of this type. In addition, the Company and Southridge have granted each other customary indemnification rights in connection with the Equity Purchase Agreement. The Equity Purchase Agreement may be terminated by the Company at any time.

The offering of shares under the Equity Purchase Agreement is being made pursuant to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-193208) previously filed with the Securities and Exchange Commission, and a prospectus supplement thereunder. The benefits and representations and warranties set forth in the Equity Purchase Agreement are not intended to and do not constitute continuing representations and warranties of the Company or any other party to persons not a party thereto, including without limitation, any future or other investor.

Subsequent to June 30, 2014 and prior to the filing of this report, El Capitan sold an aggregate of 1,593,660 shares to Southridge Partners under the Equity Purchase Agreement and similar equity purchase agreement that the Company entered into with Southridge in 2011 (which expired July 11, 2014) for aggregate cash proceeds of $250,000.

We expect that the Equity Purchase Agreement will initially provide us with adequate funding to sustain our planned operations and provide a source of funds for our near-term business plan strategy. At this time, the our plans are to utilize such funds to complete any additional permitting requirements that may be required on the El Capitan property (no further exploration plans exist at this time) and pay for necessary corporate personnel and general and administrative operating costs and expenses to be incurred in putting the El Capitan property into limited production, and to support continued marketing of the El Capitan property for sale. To implement the business strategy for our mining plan, however, and to continue to provide funds to support the final phase of our business strategy – namely to continue marketing the El Capitan property for sale - we may need to secure additional adequate financing. We may seek to obtain such financing pursuant to the sale of our equity or debt securities if sources of such financing become available on terms that we believe are acceptable. There is no guaranty that such financing will be available on acceptable terms or at all.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until deployment of our planned mining operation on the El Capitan property. We anticipate generating revenues late in our fourth operating quarter for our fiscal year ending September 30, 2014. There is no guarantee that we will achieve proven commercially viable recovery of precious and other metals at the El Capitan property.

Expenses

Our operating expenses increased $22,143 from $355,389 for the three months ended June 30, 2013, to $377,532 for the three months ended June 30, 2014. The increase is mainly attributable to increases in professional fees aggregating $16,149.

The increase in professional fees is mainly attributable to costs incurred relating to investor relation activities consisting of consulting fees for MRI.

Other Income (Expenses)

Our other expenses increased in the current period of measurement $38,155 to $(38,094) from $61 for the three months ended June 30, 2013. The increase is attributable to increases in interest expense of $4,603 and a non-cash increase of accretion of a note payable of $33,503.

Net Loss

Our net loss for the three months ended June 30, 2014 increased to $415,626 from a net loss of $355,328 incurred for the comparable three month period ended June 30, 2013. The increase in net loss of $60,298 for the current period is attributable to the aforementioned net increase in operating and other expenses.

Nine months Ended June 30, 2014 Compared to Nine Months Ended June 30, 2013

Revenues

We have not yet realized any revenue from operations, nor do we expect to realize potential revenues until deployment of our planned mining operation on the El Capitan property. We anticipate generating revenues late in our fourth operating quarter for our fiscal year ending September 30, 2014. There is no guarantee that we will achieve proven commercially viable recovery of precious and other metals at the El Capitan property.

Expenses

Our operating expenses increased $897,244 from $1,475,570 for the nine months ended June 30, 2013 to $2,372,814 for the nine months ended June 30, 2014. The increase is mainly attributable to increases in professional fees aggregating $144,790, administrative consulting wages of $40,000 and exploration expenses of $704,971.

The increases in professional fees is mainly attributable to costs incurred relating to investor relation activities and consisted of non-cash stock compensation of $97,844; non-cash stock compensation of $9,625 for miscellaneous legal services and an increase in consulting fees of $42,000 of MRI.

The increase in mine related costs is attributable to non-cash stock compensation of $800,000 for services rendered related to deploying our mining operation at the El Capitan property and increases in ore processing costs of $27,250; rental equipment of $40,057; permitting of $19,000 and other mine development costs of $45,375. These increases were offset by decreases in assay costs of $89,605, other mine consulting of $47,373 and mineral extraction costs of $98.398.

Other Income (Expense)

Our other expenses increased in the current period of measurement $40,078 to $(39,872) from $206 for the nine months ended June 30, 2013. The increase is attributable to increases in interest expense of $6,454 and a non-cash increase in the amortization of debt discount of $33,503.

Net Loss

Our net loss for the nine months ended June 30, 2014 increased to $2,412,686 from a net loss of $1,475,364 incurred for the comparable nine month period ended June 30, 2013. The increase in net loss of $937,322 for the current period is attributable to the aforementioned net increase in operating and other expenses.

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

Off-Balance Sheet Arrangements

During the three months ended June 30, 2014, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

Contractual Obligations

As of June 30, 2014, we had no contractual obligations (including long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations and other long-term liabilities) reflected on our balance sheet under GAAP that are expected to have an adverse effect on our liquidity and cash flows in future periods.

Critical Accounting Policies

Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Note 1, “Business, Basis of Presentation and Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended September 30, 2013, filed with the SEC on December 27, 2013, describes our significant accounting policies which are reviewed by management on a regular basis.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company issued 1,954,545 shares of common stock to four accredited investors and the Company received cash proceeds of $215,000 which was used for working capital.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger between the Company, Gold and Minerals Company, Inc. and MergerCo, dated June 28, 2010 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 7, 2010).
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form S-4 Registration Statement #333-170281 filed on November 2, 2010).
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 31, 2011).
3.3	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 1, 2014).
3.4	Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form S-4 Registration Statement #333-170281 filed on November 2, 2010).
4.1	Rights Agreement dated August 25, 2011 by and between El Capitan Precious Metals, Inc. and OTR, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 31, 2011).

Continued

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*#	XBRL Instance Document**
101.SCH*#	XBRL Extension Schema Document**
101.CAL*#	XBRL Extension Calculation Linkbase Document**
101.DEF*#	XBRL Extension Definition Linkbase Document**
101.LAB*#	XBRL Extension Labels Linkbase Document**
101.PRE*#	XBRL Extension Presentation Linkbase Document**

__________________

*	Filed herewith.

#	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EL CAPITAN PRECIOUS METALS, INC.

Dated: August 14, 2014	By:	/s/ Charles C. Mottley
Charles C. Mottley Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: August 14, 2014	By:	/s/ John F. Stapleton
John F. Stapleton Chief Financial Officer and Director (Principal Financial Officer)

