Form 10-K
period 2014-09-30
EL CAPITAN PRECIOUS METALS INC
filed 2014-12-29
CIK 1135202

Table of Contents Index to Financial Statements

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐     Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☑

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of March 31, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $58,142,348 based on the last trading price of the registrant’s common stock of $0.23 as reported on the OTC Bulletin Board on such date.

As of December 29, 2014, the registrant had 278,053,877 shares of its $.001 par value common stock issued and outstanding.

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

On November 20, 2013 we announced that the new recovery method was also used on 30 tons of stored concentrates, which had been produced approximately eight years ago. After storage and possible contamination, these concentrates proved to be incompatible with this recovery process. The Company decided to discontinue processing of the stored concentrates and focus on the processing the head ore and the recovery of precious metals utilizing the new technology.

Transitioning from an Exploration to an Operating Company

In March 2014 we announced the Company reached an agreement with Logistica US Terminals LLC. The contract, which is the first of several contracts with high-profile mining industry companies, supports the New Mexico mining operation plan announced by the Company several months ago and represents another tactical initiative to support the sale of the El Capitan property. Under the terms of the Master Service Agreement, Logistica US Terminals, a Texas-based Limited Liability Company and member of LIT Group network, will finance and operate the mining of iron ore at the El Capitan mine and provide ECPN with a turnkey solution that also includes shipment of the iron ore to ports where buyers will take delivery.

Table of Contents Index to Financial Statements

We also announced in March 2014 that we reached an agreement with GlencoreXstrata for the purchase of iron ore from the El Capitan mine. Under the terms of the agreement, GlencoreXstrata commits to ongoing purchases of iron ore from the El Capitan mine. GlencoreXstrata will issue a Letter of Credit to guarantee payment on iron-ore sales.

For additional information regarding the Glencore Purchase Contract and our agreements with Logistica, see “Note 6 – Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

In late April 2014 announced the purchase of a heavy metals separation system from AuraSource, Inc (OTCBB and OCTQB: ARAO). This state-of-the-art technology will separate hematite and magnetite from other ore elements in the El Capitan ore. The AuraSource process leaves a rich concentrate for additional processing that will further be used by ECPN to extract the precious metals. The iron ore will be transported to a port for sale, pursuant to the Company’s contract agreements with GlencoreXstrata and Logistica US Terminals.

In May 2014 we announced recovery results of ..40 of gold equivalent per ton of El Capitan head ore. The precious metals processing was completed in China as part of testing related to the calibration and tuning of the heavy metals separation device that will be used on site at the El Capitan property in New Mexico. After the separation of the hematite and magnetite from the El Capitan ore, an independent lab processed the precious metals that yielded the .40 of gold equivalent per ton of head ore.

We have successfully completed the assembly and testing of the AuraSource Heavy Metals Separation System at the New Mexico mine site. When mining operations commence, the sale of the tailings will mark the Company’s transition from an exploration company to an operating mining company.

The Company has methods for both the separation of the iron and the separation and recovery of the precious metals that have repeatedly yielded consistent and commercially viable economic value results. Yet another significant aspect of these breakthrough technologies for separation and recovery is that they are environmentally friendly and do not rely on the use of caustic chemicals.

In September 2014 we announced the Company reached a final agreement for the sale of precious-metals-rich tailings from the El Capitan mine to a Hong Kong-based trading company. We anticipate seeing positive cash flow from revenues in our quarter ending December 31, 2014. The buyer will purchase between 5,000 and 10,000 tons of precious-metals-rich tailings per month, with payment guaranteed against a multimillion-dollar letter of credit.

We are in the final stages of obtaining our amended and expanded mining operations permits from the Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department and obtaining the issuance our required clean air permit from the New Mexico Environment Department Air Quality Bureau. The clean air permit was issued in late November 2014 and we anticipate the issuance of the expanded mining permit in late December 2014. Upon issuance, production will commence at the El Capitan property site.

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

Table of Contents Index to Financial Statements

Price of Precious Metals

Gold and silver are each traded as investments on various world markets including London, New York, Zurich and Tokyo and are fixed twice daily in London. The “fix” is the reference price on which a large number of precious metal transactions around the world are based. The price is set by a number of market members matching buy and sell orders from all over the world.

High, low and average London afternoon fix prices for gold and silver for the period from January 1, 2014 to September 30, 2014 and for the last five calendar years are as follows:

Gold - London Afternoon Fix Prices - US Dollars
	High	Low	Average
Period
For the nine months ended September 30, 2014	$1,385	$1,214	$1,288
For the year ended December 31, 2013	1,694	1,192	1,411
For the year ended December 31, 2012	1,750	1,540	1,669
For the year ended December 31, 2011	1,895	1,319	1,572
For the year ended December 31, 2010	1,421	1,058	1,225
For the year ended December 31, 2009	1,213	810	972
Data Source: Kitco

Silver - London Afternoon Fix Prices - US Dollars
	High	Low	Average
Period
For the nine months ended September 30, 2014	$22.05	$17.11	$19.95
For the year ended December 31, 2013	32.23	18.61	23.79
For the year ended December 31, 2012	37.23	28.00	31.15
For the year ended December 31, 2011	48.70	26.16	35.12
For the year ended December 31, 2010	30.70	15.14	20.19
For the year ended December 31, 2009	19.18	10.51	14.67
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

Compliance with the various federal and state governmental regulations requires us to obtain multiple permits for each mining property. Although the requirements may differ slightly in each of the respective states in which we may hold claims or may hold claims in the future, the process of securing such permits generally require the filing of a “Notice of Intent to Locate Mining Claims” and the payment of a fee of $25 to the Bureau of Land Management (“BLM”) office in the state in which the claim is located. Subsequently, we are required to file and record a New Location Notice for each such claim within 90 days of locating the claim, the fee for which is approximately $165. On an annual basis, we are required to pay a maintenance fee of $155 per claim, together with payments of approximately $5 each for annual bulk fuel and water well permits.

To the extent we intend to take action on a property that is more than “casual use,” which generally includes activities that cause only negligible disturbance to the land (this would not generally include drilling or operating earthmoving equipment on the property), we are required to prepare and file with the BLM either a notice of operation or plan of operation identifying the activity we intend to take on the property, including a plan of reclamation indicating how we intend to return the land to its prior state upon completion of our activities. For each claim that we file a notice or plan of operations, we are required to pay a one-time reclamation bond to the BLM to be used toward restoration of the property upon completion of our activities. The amount of the reclamation bond is determined by the BLM based upon the scope of the activity described in the notice or plan of operation, and will thus vary with each property. We filed an original plan of operation on the El Capitan Property. We were required to pay a reclamation bond of $15,000 in connection with that plan of operation, and upon payment were issued a notice to proceed from the BLM. This allowed us to proceed with our current plan of operation on up to five (5) acres.  The permit was received by ECPN from the previous owners of the El Capitan Property under a grandfather clause and allows operations on five (5) acres of the property at a time. We are currently amending this permit to allow operations on forty acres (40) of property at a time. We expect the amended permit to be issued early December 2014.

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

Table of Contents Index to Financial Statements

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

AMEC prepared and submitted a revised New Mexico Mining and Minerals Subpart 4 Exploration permit application. The revised application was submitted on September 16, 2011 and  MMD issued administrative completeness determination on October 4, 2012.  The Agency comment period closed on December 31, 2012.  MMD requested a site visit as part of the Agency review process, and the site visit was conducted on December 5, 2012. A second site visit was requested by MMD to view locations that were not accessible.  Revisions to the boring locations were made, based on the field visit, and revised boring location figures were submitted to the MMD on April 26, 2013.  To date a second site visit has not been conducted related to the drill hole sites.

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

In May 2014, and in conjunction with requesting modifications to our mining permit, we submitted a revised PoP, as well as the required reclamation plan for the site. As part of the modified permit approval, we are required to post financial assurance of $78,000 to pay for the reclamation, in the event we walk away. The financial assurance was posted in early December 2014 and the modified mining permit issued.

In June 2014 we applied for an air quality permit for our operation, which is tied to the generation of dust from the mining and crushing process. This permit is in the final stages approval and the permit fees have been paid. This permit was issued by the New Mexico Environment Department Air Quality Bureau in early December 2014.

Table of Contents Index to Financial Statements

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

Table of Contents Index to Financial Statements

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

Table of Contents Index to Financial Statements

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

Table of Contents Index to Financial Statements

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

The El Capitan Property has transitioned from an exploration stage to operations stage during the latter part of our current fiscal year. To date, we have not established a mineral reserve on the El Capitan Property. A “reserve,” as defined by the Securities and Exchange Commission’s Industry Guide 7, is that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination. A reserve requires a feasibility study demonstrating with reasonable certainty that the deposit can be economically and legally extracted and produced.  At this time it is not ascertainable or it is possible that the El Capitan Property does not contain a reserve and all resources we spend on exploration of this property may be lost. We have not received feasibility studies nor obtained necessary operating permits with regard to the El Capitan Property. As a result, we have no reserves at the El Capitan Property. In the event we are unable to establish reserves or measured resources acceptable under industry standards, we may be unable to sell or enter into a joint venture with respect to the development of the El Capitan Property, and the business of ECPN may fail as a result.

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

We are required to seek and maintain federal and state government approvals and permits in order to conduct exploration and other activities on our El Capitan Property. The permitting requirements for our respective claims and any future properties we may acquire will be somewhat dependent upon the state in which the property is located, but generally will require an initial filing and fee (of approximately $25) relating to giving notice of an intent to make a claim on such property, followed by a one-time initial filing of a location notice with respect to such claim (approximately $165), an annual maintenance filing for each claim (generally $155 per claim per year), annual filings for bulk fuel and water well permits (typically $5 per year each) and, to the extent we intend to take any significant action on a property (other than casual, surface-level activity), a one-time payment of a reclamation bond to the Bureau of Land Management (the “BLM”), which is to be used for the reclamation of the property upon completion of exploration or other significant activity. In order to take any such significant action on a property, we are required to provide the BLM with either a notice of operation or a plan of operation setting forth our intentions. The amount of the reclamation bond is determined by the BLM based upon the scope of the activity described in the notice or plan of operation. With respect to the current plan of operations on the El Capitan Property, the reclamation bond was $15,000, but this amount has been increased to $78,000 with the issuance of our modified mining permit in December 2014.

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

As of filing this Annual Report on Form 10-K report, we were issued all our required permits.

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

Table of Contents Index to Financial Statements

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

Table of Contents Index to Financial Statements

As of September 30, 2014, we own four patented claims, covering approximately 77.5 acres, and 188 lode claims with the BLM covering approximately 3,760 acres at the El Capitan Property.

The map set forth below shows the location of our claims on the El Capitan Property as of September 30, 2014:

Previous Operations

To our knowledge, prior to its acquisition by ECL, the property was last active in 1988. The property was previously drilled as an iron (Fe) resource by the U.S. Bureau of Mines in 1944 and 1948. From 1961 to 1988, to our knowledge, an estimated 250,000 tons of iron ore were produced on the property. Prior to December 2004, there had not been any significant exploration completed on the property. There had only been shallow drilling of the upper magnetite horizon, which was completed by the U.S. Bureau of Mines in 1944 and 1948, and additionally performed by ECL in 2002. Additionally, there was geologic mapping of the property at a scale of 1:3,600 by Kelley in 1952.  ECPN has made its annual maintenance filings and payment of an annual maintenance fee to the BLM for the claims ($155 per year) and of bulk fuel and water well permits on the El Capitan Property site.

Table of Contents Index to Financial Statements

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

Exploration and Development

Historical

We currently do not have any detailed plans to conduct further exploration on the El Capitan Property.  The Company has worked with third parties to analyze samples from the El Capitan Property to create an economically feasible recovery model for the precious metals for the El Capitan Property ore. We have successfully utilized a repeatable concentration and recovery procedure, which is a modified fire assay technique, to allow evaluation of the ore. Results using this procedure have been positive and show potential ore-grade gold and silver deposits. Based upon these results and part of our strategic plan, on January 31, 2012 the Company engaged an investment banking firm to assist ECPN in marketing and selling the El Capitan Property to a major mining company. Given the our current plans to market the property for sale, we do not currently have any timetable, budget or plan to conduct further exploration on the El Capitan Property.  The Company has not filed any geological reports on SEDAR for review by Canadian authorities and does not intend to do so.

The Company and Gold and Minerals Company, Inc. (“G&M”), a wholly owned subsidiary of the Company, have incurred a total of $10,907,023 in exploration and mine development costs associated with the El Capitan Property.  G&M incurred $5,275,916 in exploration costs from January 1, 1994 through January 19, 2011, at which time it was merged into the Company, and the Company has incurred $5,631,107 in exploration costs from its inception on July 26, 2002 through September 30, 2014.  The foregoing exploration and mine development costs include costs associated with drilling, assaying, filing fees, extraction process development, consultant, geological, metallurgical, chemist, environmental and legal fees, and other miscellaneous property development costs.

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

Table of Contents Index to Financial Statements

In January 2005, ECL completed a preliminary 32-sample surface sampling and assay program on the El Capitan Property to determine the property’s gold and platinum potential.  This preliminary sampling was completed by Dr. Clyde L. Smith, Ph.D andwas followed by three stages of diamond drilling and rotary drilling, totaling 45 holes between April 2005 and September 2006.

 In 2007, ECPN engaged Dr. Smith to prepare a report to “provide an explanation of the work conducted on the El Capitan Gold-Platinum Project ... and to summarize the results of the geologic investigations ....” In this report, dated April 16, 2007, Dr. Smith states, “This resource [the El Capitan Property] qualifies as a ‘measured resource’ based upon the Canadian National Instrument 43-101 guidelines.  Preliminary hydrometallurgical extraction results indicate potentially acceptable levels of recovery of both gold and platinum.”

We have continued to utilize the services of Dr. Smith to manage the investigation of the El Capitan Property. Dr. Smith, a Consulting Geologist with over 34 years of experience in the mining industry, holds a B.A. from Carleton College, a M.Sc. from the University of British Columbia, and a Ph.D. from the University of Idaho. Dr. Smith also served as a member of the Industrial Associates of the School of Earth Sciences at Stanford University for several years. ECL has also retained the services of a Ph.D. chemist to compile the prior and ongoing metallurgical and geological information for incorporation into a formal presentation for the purpose of the future marketing of the property.

We retained a small metallurgical research and development laboratory in August 2006 to assess the potential for a modified fire assay technique that we believe is more appropriate for the material from the El Capitan deposit. Throughout 2007, investigations into the potential use of various industry-standard fire assay techniques to estimate the metal content of the El Capitan mineral samples were conducted.  Such standard fire assay techniques produced marginally improved results, and beginning in early 2008 and through early 2009, we conducted research into other assay techniques, including leaching, acid dissolution, and the addition of various precious metal collecting agents during the assay process.  In early 2009, we completed these research analytical projects at the commercial laboratory and small, R&D-oriented facility with which we had contracted. Although encouraging, the results obtained were inconsistent.

In May 2009, we received results from a commercial lab for additional assay tests that were comparable to the test procedures used in December 2008.  The gold values indicated average gold grades of .032 ounces per ton, which were similar to the December 2008 values, representing recoverable values using standard extraction techniques. The assay tests also indicated average silver grades of 1.25 ounces per ton, equating to an average gold equivalent of .05 ounces per ton.  The December 2008 tests did not test for silver values.  Our consultants determined that the low assay results reported in February 2009 came from an entirely different assay procedure and therefore were not comparable to the results obtained in the December 2008 and May 2009 tests.

In June 2009, we contacted Planet Resource Recovery, Inc. (“PRR”) in hopes of PRR evaluating the use of its recovery technology in recovering precious metals from concentrates produced from El Capitan Property head ore. Effective May 4, 2010, we entered into a Joint Venture Agreement with PRR to process approximately 200 tons of concentrate from the El Capitan Property. As part of the Agreement, PRR was to build a production facility for this El Capitan recovery process at their Texas site. The production facility was never completed and the Joint Venture Agreement was terminated.

In March 2010, we started a separate project using a team of experienced mining chemists and metallurgists to develop an assay process and a commercial precious metals recovery process for the ore from the El Capitan Property. This team initially focused on three (3) different recovery processes. By September 2010, this team had developed processes that yielded “metal in hand” assays, which indicated the El Capitan ore could be of commercial grade, if the recovery cost is not prohibitive.

In September 2010, we announced that the team of chemists and metallurgists had developed a gold recovery process which uses “lead collection with silver inquarting.” An independent certified analytical laboratory utilized this recovery process to recover metal from 3,000 tons of El Capitan head ore and produced a certified report of such results, indicating a value of 0.421 ounces of gold per ton of ore.

Table of Contents Index to Financial Statements

On November 3, 2010, we engaged another qualified consulting company to analyze ten core samples from the El Capitan Property, utilizing three different recovery processes. These tests were conducted in early2011. In April 2011, we received results that indicated potential economic values of gold, as well as the presence of platinum group metals (“PGM”). The results differed by analytical method, and the consulting company  undertook additional testing to achieve comparable results before proceeding with analysis and process testing of additional samples.  In August 2011, we received the analytical data from work performed by the consulting company. This third party source took considerable time to perform the needed research to confirm the values of the PGM and gold samples taken from “Chain-of-Custody” head ore removed from the El Capitan Property. Review of the data supported El Capitan’s expectations of commercially recoverable precious metals, and the most recent samples of ore produced dore’ bars sold on the basis of their 1.2 ounces of gold equivalent per ton.

Additional work by the consultant company has been put on hold as we have concentrated on the recovery process involving silver–lead inquarting and a carbon pre-roast process of the El Capitan ore.

The Company’s prior results have been replicated with “Chain-of-Custody” ore collected under the direction of a qualified metallurgical engineer and an independent laboratory utilized a repeatable concentration and recovery procedure, which is a modified fire assay technique, to allow evaluations of the ore. Results using this procedure show potential ore-grade gold and silver deposits. The Company has not, and does not intend to, file any geological reports on SEDAR for review by Canadian authorities. The prior geological report by Dr. Smith, when updated, will be used solely for purposes of presenting the El Capitan Property to the market for sale. A final recovery process was developed for the El Capitan ore that is well in line with the ore values being recovered to ensure the recovery process costs are not prohibitive in comparison to the value of the precious metals recoverable at the El Capitan Property.

On January 31, 2012, and based upon the results received to such date, we engaged an investment banker to formalize plans for the marketing of the El Capitan Property for potential sale to a major mining company.

After the Company announced the silver-lead inquart of three dore’ bar tests of concentrates, it continued its verification of metals values with 20 chain-of-custody head ore samples. These analyses were performed as part of our investment banker’s due diligence procedures.   These tests were concluded in September, 2012. These results are listed below. Further tests performed with material prepared by Proven Technologies, LLC, located in Houston, Texas (“Proven”), are also listed below. We have since discontinued working with Proven as they have repeatedly had significant equipment problems with the technology they utilize.

Metallurgical Data
Sample	Sample Size	(10 to 1) Cons or Head Ore	Silver Oz/Ton of Head Ore	Gold Oz/Ton of Head Ore

Dore’ Bar 1 – Sold	200 lbs	Magnitite Cons	41 ozs	.19 ozs
Dore’ Bar 2 – Sold	20 lbs	Magnitite Cons	190 ozs	-0- (inquarted with silver)
El Capitan Cons	9 x 1 lbs	Magnitite Cons	158 ozs (average)	.14 ozs (average)
Hazen (chain of custody)	20 x 1 lbs	Hematite Head Ore	77 ozs (average)	.13 ozs (average)
Proven Technology	700 lbs	Cons	179 ozs	-0-

These results are not necessarily representative of the 141,000,000 tons of measured reserves. They are samples.

During our fiscal year 2013 we continued work on the recovery of precious metals mainly utilizing the industry accepted method of cyanide vat leaching under chain of custody procedures. Initial results demonstrated significant values of precious metals. We continued working with metallurgical labs during the year to enhance the recovery process to include both the cyanidation recovery as well as the silver–lead process.

Table of Contents Index to Financial Statements

Current Developments in Fiscal Year 2014

In October 2013 we announced recovery gold equivalent assay results involving the El Capitan head ore, collected and managed under chain of custody guidelines, as follows:

		Ounces
		Per Ton

A.	Initial Cyanide Leaching, 14- day test	.12
B.	Fine Grind, Magnetically-Separated Ore	.28

Based upon these results we are continuing the initiatives to validate the results of the fine grinding of head ore and separation of iron ore from the precious metals. The iron ore, which historically has presented challenges related to the recovery of precious metals from the ECPN ore, also represents an opportunity: a valuable and saleable by-product that can offset a significant portion of mining costs. We will continue to work on enhancing this technology procedure and achieve replicated results on chain of custody head ore.

We have utilized and verified the three recovery process on the El Capitan ore: cyanide leaching utilizing various pre-step ore processing, silver –lead inquarting and the find grind and magnetically separated ore. The final verification process is to ensure that value of the El Capitan ore is sufficient so that the costs of the recovery process are not prohibitive in comparison to the price of the precious metals recoverable at the El Capitan Property.

On November 7, 2013 we announced that we have recovered 1.04 ounces per ton of gold equivalent from the El Capitan Property. These results were produced from head ore that has been sold in an arm’s-length transaction to an independent refinery. The chain-of-custody ore was finely milled and magnetically separated using specific gravity concentrating methodology without the use of cyanide. This production testing represents the complete methodology—from head ore to final sale.

Based upon the test results that utilized the fine-grinding and separation method, we moved forward with our strategic plan for a limited-scale mining operation at the El Capitan mine site in New Mexico in support of the sale of that property.

In March 2014 we announced today that the Company reached an agreement with Logistica US Terminals LLC. The contract, which is the first of several contracts with high-profile mining industry companies, represents a tactical initiative to support the sale of the El Capitan property. Under the terms of the Master Service Agreement, Logistica US Terminals, a Texas-based Limited Liability Company and member of LIT Group network, will finance and operate the mining of iron ore at the El Capitan mine and provide ECPN with a turnkey solution that also includes shipment of the iron ore to ports where buyers will take delivery.

In March 2014 we also announced that we reached an agreement with GlencoreXstrata for the purchase of iron ore from the El Capitan mine. Under the terms of the agreement, GlencoreXstrata committed to ongoing purchases of iron ore from the El Capitan mine. GlencoreXstrata will issue a Letter of Credit to guarantee payment on iron-ore sales.

In late April 2014 announced the purchase of a heavy metals separation system from AuraSource, Inc. This equipment uses state-of-the-art technology to separate hematite and magnetite from other ore elements in the El Capitan ore. The AuraSource process leaves a rich concentrate for additional processing that will further be used by us to extract the precious metals. We have successfully completed the assembly and testing of the AuraSource heavy metals separation system at the New Mexico mine site. When mining operations commence, the iron ore will be transported to a port for sale pursuant to the Company’s agreements with GlencoreXstrata and Logistica US Terminals. The sale of the tailings will mark the Company’s transition from an exploration company to an operating mining company.

Table of Contents Index to Financial Statements

In May 2014 we announced recovery results of ..40 of gold equivalent per ton of El Capitan head ore. The precious metals processing was completed in China as part of testing related to the calibration and tuning of the heavy metals separation device that will be used on site at the El Capitan property in New Mexico. After the separation of the hematite and magnetite from the El Capitan ore, an independent lab processed the precious metals that yielded the .40 of gold equivalent per ton of head ore.

The Company has methods for both the separation of the iron and the separation and recovery of the precious metals that have repeatedly yielded consistent and commercially viable economic value results. Yet another significant aspect of these breakthrough technologies for separation and recovery is that they are environmentally friendly and do not rely on the use of caustic chemicals.

In September 2014 we announced that we had reached a final agreement for the sale of precious-metals-rich tailings from the El Capitan mine to a Hong Kong-based trading company. The terms of the agreement were not disclosed, but the Company expects to see positive cash flow in the first quarter of its 2015 fiscal year (the fourth quarter of the 2014 calendar year). We expect that the buyer will purchase between 5,000 and 10,000 tons of precious-metals-rich tailings per month, with payment guaranteed against a letter of credit.

We previously had a 5-acre small mining permit that can be used on our patented land. During the current fiscal year we have modified this mining permit to encompass allowing mining on 40 acres at a time on our patented land. We are in the final stages of obtaining our amended and expanded mining operations permits from the state of New Mexico and will increase our reclamation bond to $78,000. We are also in the final stage of obtaining the issuance our required clean air permit from the New Mexico Environmental Department Air Quality Bureau. The clean air permit was issued in late November 2014 and the expanded mining permit will be issued in late December 2014 upon placing the financial assurance bond with the New Mexico Energy, Minerals and Natural Resources Department. Upon issuance, production will commence at the El Capitan property site.

We engage third party consultants and companies to provide extraction and analysis of samples.  As part of its selection process, we take into account the quality assurance practices of such consultants and companies prior to engagement. Consequently, the Company has not created an independent quality assurance program.

Description of Equipment

We have purchased a heavy metals separation system from AuraSource, Inc. This state-of-the-art technology will separate hematite and magnetite from other ore elements in the El Capitan ore. The AuraSource process leaves a rich concentrate for additional processing that will further be used by us to extract the precious metals. The iron ore will be transported to a port for sale, pursuant to the Company’s contract. The process does not use any water or toxic chemicals and utilizes complete green industrial extraction of precious metals. At full capacity, the machine can process 400 tons of head ore per hour.

From time to time, we have entered into agreements with various personnel and companies to conduct exploration projects on the El Capitan Property. Each of the respective companies utilizes its own equipment to contracted work at the El Capitan property site. When the mining operations we will be utilizing the services of a contract miner.

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

Table of Contents Index to Financial Statements

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

None.

Table of Contents Index to Financial Statements

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board, or “OTC Bulletin Board,” under the trading symbol “ECPN.” The following table sets forth the range of high and low closing bid quotes of our common stock per quarter as reported by the OTC Bulletin Board for the past two fiscal years ended September 30, 2014 and 2013, respectively. All quoted prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Price Range
Quarter Ended	High	Low

September 30, 2014	$0.23	$0.16
June 30, 2014	$0.24	$0.15
March 31, 2014	$0.39	$0.14
December 31, 2013	$0.41	$0.06

September 30, 2013	$0.13	$0.07
June 30, 2013	$0.19	$0.10
March 31, 2013	$0.23	$0.17
December 31, 2012	$0.47	$0.16

Holders

As of December 26, 2014, we had approximately 1049 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder. As of December 26, 2014, we had approximately 8,311 beneficial holders of our common stock.

Dividends

To date, the Company has not declared or paid any cash dividends since its inception, and does not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Recent Sales of Unregistered Securities

During our fiscal year ended September 30, 2014, we issued 1,954,545 shares of common stock to four accredited investors and the Company received cash proceeds of $215,000 which was used for working capital. The issuance of such shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

Table of Contents Index to Financial Statements

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Business

We were an exploration stage company and have transitioned to an operating company during the 2014 fiscal year. We have owned interests in several properties located in the southwestern United States in the past. We are principally engaged in the mining and exploration of precious metals and other minerals. During the current fiscal we were not engaged in any revenue-producing operations. We accomplished significant steps in our strategic business plan in the fiscal 2014 and expect to begin production in during the quarter ending December 31, 2014. We have not yet demonstrated the existence of proven or probable reserves at our El Capitan Property.  As a result, and in accordance with accounting principles generally accepted in the United States for exploration stage companies, all expenditures for exploration and evaluation of our properties are expensed as incurred.

For complete details regarding the business of the Company, see “Item 1. Business” and “Item 2. Properties,” above.

Results of Operations - Fiscal year ended September 30, 2014 compared to fiscal year ended September 30, 2013.

We have not yet realized any revenue from operations through our fiscal year 2014. During the fiscal year 2014, we transitioned from an exploration company to an operating company and expect to commence mining activities upon the issuance of our required permits in early December 2014. We expect to realize revenues in our fiscal year 2015. We realized a net increase in operating expenses of $1,035,357, from $1,742,864 for the year ended September 30, 2013 to $2,778,221 for the year ended September 30, 2014. The increase is comprised mainly of increases due to professional fees of $151,080, in administrative consulting fees of $45,000, exploration costs and property development of $806,275 and other general and administrative aggregating $59,828.

The increase in professional fees in the current year is mainly attributable to increases in stock compensation for investor relations of $97,844 and costs associated with investment banker activities of $47,000. Administrative consulting costs increased in the current year due to increased compensation to the President and CEO. The increase in exploration costs and property development consist mainly of $800,000 of stock non-cash costs related to the equipment purchase, a reduction in cash related consulting costs of approximately$67,900, a reduction of approximately $136,300 in assay costs, an increase in rental equipment of approximately $61,500 and an increase of mine development costs of approximately $86,600. The increases in the rental equipment and mine developments costs are associated in preparing the El Capitan property site to commence mining activities upon issuance of the required permits. The increase in other general and administrative is mainly attributable to increased costs associated with stock options of $35,727 and stockholder meetings aggregating $29,477.

Our net loss increased by $1,111,431 from $1,742,612 for the fiscal year ended September 30, 2013 to $2,854,043 for the current fiscal year ended September 30, 2014. The increase in net loss is mainly attributable to the net increase in operating expenses detailed above.

Liquidity and Capital Resources

Historically we have relied on equity and debt financings to finance our ongoing operations.

Table of Contents Index to Financial Statements

To fund our operational expenses in the fiscal years ended September 30, 2014 and 2013, we mainly relied on proceeds received from sales of our common stock pursuant to an Equity Purchase Agreement dated July 11, 2011 (the “2011 Agreement”) with Southridge Partners II, LP (“Southridge”). Under the 2011 Agreement, we had the right, but not an obligation, to sell newly-issued shares of our common stock to Southridge. The original term of the 2011 Agreement was two years, subject to the Company’s right to terminate at any time.  The purchase commitment of Southridge under the 2011 Agreement was scheduled to expire on the earlier of July 11, 2013, or the date on which aggregate purchases by Southridge under the 2011 Agreement totaled $5,000,000. On April 3, 2013, we entered into an amendment (the “Amendment”) to the 2011 Agreement pursuant to which the parties agreed to extend the purchase commitment of Southridge under the 2011 Agreement for an additional year, expiring July 11, 2014. The maximum amount of Southridge’s aggregate purchase commitment under the 2011 Agreement remained unchanged at $5,000,000. On July 11, 2014, the 2011 Agreement expired. The shares sold under the 2011 Agreement were made pursuant to our effective registration statements on Form S-3 filed with the Securities and Exchange Commission (SEC File Nos. 333-175038 and 333-193208).

On July 30, 2014, we entered into a new Equity Purchase Agreement (the “2014 Agreement”) with Southridge, pursuant to which the Company may from time to time, in its discretion, sell newly-issued shares of its common stock to Southridge for aggregate gross proceeds of up to $1,900,000. Unless terminated earlier, Southridge’s purchase commitment will automatically terminate on the earlier of July 30, 2016, or the date on which aggregate purchases by Southridge under the 2014 Agreement total $1,900,000. The Company has no obligation to sell any shares under the Agreement.

As provided in the 2014 Agreement, the Company may require Southridge to purchase shares of our common stock from time to time by delivering a put notice to Southridge specifying the total purchase price for the shares to be purchased (the “Investment Amount”). The Company may determine the Investment Amount, provided that such amount may not be more than the lesser of (a) $500,000, or (b) 250% of the average daily trading dollar volume of the Company’s common stock for the 20 trading days preceding the date on which the Company delivers the applicable put notice. For this purpose, the trading dollar volume for each day is determined by multiplying the closing bid price of the Company’s common stock on the Over-the-Counter Bulletin Board (or such other principal market on which the Company’s stock trades) on such date by the trading volume of the Company’s common stock on the Over-the-Counter Bulletin Board (or such other principal market on which the Company’s stock trades) on such date. The number of shares issuable in connection with each put notice will be computed by dividing the applicable Investment Amount by the purchase price for such common stock. Southridge will have no obligation to purchase shares under the 2014 Agreement to the extent that such purchase would cause Southridge to own more than 9.99% of the Company’s common stock.

For each share of our common stock purchased under the 2014 Agreement, Southridge will pay a purchase price equal to 94.0% of the Market Price, which is defined as the average of the two lowest closing bid prices on the Over-the-Counter Bulletin Board, as reported by Bloomberg Finance L.P., during the five trading days following delivery of the put notice (the “Valuation Period”). After the expiration of the Valuation Period, Southridge will purchase the applicable number of shares subject to customary closing conditions.

The 2014 Agreement contains covenants, representations and warranties of the Company and Southridge that are typical for transactions of this type. In addition, the Company and Southridge have granted each other customary indemnification rights in connection with the 2014 Agreement. The 2014 Agreement may be terminated by the Company at any time.

The offering of shares under the 2014 Agreement is being made pursuant to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-193208) previously filed with the Securities and Exchange Commission, and prospectus supplements thereunder. The benefits and representations and warranties set forth in the 2014 Agreement are not intended to and do not constitute continuing representations and warranties of the Company or any other party to persons not a party thereto, including without limitation, any future or other investor.

As of September 30, 2014, we have sold shares of common stock to Southridge under the 2011 and 2014 Agreements for aggregate proceeds of $4,250,000, and have the right, subject to certain conditions, to sell to Southridge $1,650,000 of newly-issued shares of El Capitan common stock pursuant to the 2014 Agreement. Subsequent to September 30, 2014, and prior to the filing of this report, we sold no additional shares to Southridge under the 2014 Agreement. For a complete description of the 2014 Agreement, see Note 9 of the Financial Statements of the Company set forth in “Item 8. Financial Statements,” below.

Table of Contents Index to Financial Statements

During our fiscal year ended September 30, 2014, funding for operations was provided for under the 2011 and 2014 Agreements and we sold Southridge shares of stock for aggregate proceeds of $750,000. We also sold 1,954,545 restricted shares of our common stock during fiscal 2014 in private placement transactions for aggregate proceeds of $215,000. Following the end of fiscal 2014, on October 17, 2014, we entered into a private Note and Warrant Purchase Agreement with an accredited investor pursuant to which we borrowed $500,000 (of which $250,000 was advanced to the Company in September 2014) against delivery of a promissory note in such amount and issued warrants to purchase 735,294 shares of our common stock to the investor. The promissory note carries an interest rate of 8% per annum, is due July 17, 2015 and is secured by a first priority security interest in all right, title and interest of the Company in and to the net proceeds received by the Company from its sale of tailing separated from iron ore recovered by the Company at the El Capitan Property. The proceeds received from sales under the 2011 and 2014 Agreements and the private placement transactions were utilized by the Company for working capital and general corporate purposes, including continuing our strategic plan to during the current fiscal year to put our El Capitan Property into production on a limited basis to assist in marketing it to a producing mining company.

As of September 30, 2014, we had cash on hand of $218,513 and an accumulated deficit of $204,675,398. Based upon our budgeted burn rate we currently have operating capital for approximately 2.0 months, excluding any cash that would be received by the Company upon the sale of its shares of common stock under the terms of the 2014 Agreement.

During our fiscal year 2015 we may continue to utilize the Southridge financing facility to fund our necessary operations and draw down on the facility as operating costs require. The 2014 Agreement will expire in July 2016. Currently we anticipate funding operations from revenues from the sale of concentrates during our fiscal year 2015 and a revolving credit line associated with the Logistica Agreements. For a summary of such agreements, see “Note 6 – Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

Other than pursuant to the 2014 Agreement, we have no current committed sources of additional capital. To the extent that we are required to raise additional capital, we do not know whether it will be available on terms favorable or acceptable to us when needed, if at all. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. In addition, we may grant future investors rights superior to those of our existing stockholders. If we raise additional funds by incurring debt, we could incur significant interest expense and become subject to covenants in the related transaction documentation that could affect the manner in which we conduct our business. If adequate additional capital is not available when required, we may be forced to reduce or eliminate our operating activities and our marketing efforts for the sale of the El Capitan Property.

Factors Affecting Future Operating Results

We have generated no revenues, other than interest income and miscellaneous revenue from the sale of two dore’ bars, since inception. As a result, we have only a limited operating history upon which to evaluate our future potential performance. Our potential must be considered by evaluation of all risks and difficulties encountered by exploration companies which have not yet established business operations and our transition to a revenue producing mining company in our fiscal 2014.

The price of gold and silver has experienced an increase in value over the past five years.  A historical chart of their respective prices is contained in Item 1, the “Business” portion of this Annual Report.  A significant drop in the price of gold, silver or other precious metals may have a materially adverse effect on the future results of potential operations and the opportunity to market the sale of the El Capitan Property and the revenue derived from the sale of concentrates. The costs associated with the recovering of precious metals may also cause a material adverse effect on our gross profit and our ability to market the sale of the El Capitan Property.

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

Table of Contents Index to Financial Statements

Off-Balance Sheet Arrangements

During the year ended September 30, 2014, we did not engage in any off balance sheet arrangements as set forth in Item 303(a)(4) of the Regulation S-K.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Note 1, “Business, Basis of Presentation and Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for the year ended September 30, 2014, describes our significant accounting policies which are reviewed by management on a regular basis.

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

Table of Contents Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of El Capitan Precious Metals, Inc.

Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of El Capitan Precious Metals, Inc. and its subsidiaries (collectively, the “Company”) as of September 30, 2014 and 2013, and the related consolidated statements of expenses, stockholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of El Capitan Precious Metals, Inc. and its subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

December 29, 2014

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$218,513	$373,692
Prepaid expense and other current assets	99,086	78,526
Deferred costs	—	120,476
Total Current Assets	317,599	572,694

Property and equipment, net of accumulated depreciation of $3,017 and $33,102, respectively	567,566	930
Mineral property	1,864,608	1,864,608
Restricted cash	15,000	15,000
Deposits	22,440	22,440
Total Assets	$2,787,213	$2,475,672

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$132,580	$114,877
Notes payable, net of unamortized discounts of $158,559 and $-0-, respectively	491,441	—
Accrued liabilities	149,314	40,400
Total Current Liabilities	773,335	155,277

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 51 and -0- shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 278,053,877 and 262,604,345 shares issued and outstanding, respectively	278,054	262,604
Additional paid-in capital	206,411,222	203,879,146
Accumulated deficit	(204,675,398)	(201,821,355)
Total Stockholders’ Equity	2,013,878	2,320,395
Total Liabilities and Stockholders’ Equity	$2,787,213	$2,475,672

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF EXPENSES

	Years Ended September 30,
	2014	2013

OPERATING EXPENSES:
Professional fees	$348,292	$197,212
Administrative consulting fees	260,000	215,000
Legal and accounting fees	172,026	147,163
Exploration costs and property development	1,413,405	607,130
Other general and administrative	637,750	577,922
Gain on fixed asset dispositions	—	(1,563)
Gain on settlement of accounts payable	(53,252)	—
Total Operating Expenses	2,778,221	1,742,864

LOSS FROM OPERATIONS	(2,778,221)	(1,742,864)

OTHER INCOME (EXPENSE):
Interest income	93	252
Interest expense	(75,915)	—
Total Other Income (Expense)	(75,822)	252

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,854,043)	(1,742,612)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(2,854,043)	$(1,742,612)

Basic and Diluted Per Share Data:
Net Loss Per Share - basic and diluted	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding:
Basic and diluted	271,783,390	255,575,240

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at September 30, 2012	251,327,040	$251,328	—	$—	$201,903,913	$(200,078,743)	$2,076,498
Common stock granted for deferred costs	—	—	—	—	20,476	—	20,476
Common stock issued for services	60,000	60	—	—	15,690	—	15,750
Options expense	—	—	—	—	400,283	—	400,283
Sales of common stock	11,217,305	11,216	—	—	1,538,784	—	1,550,000
Net loss	—	—	—	—	—	(1,742,612)	(1,742,612)
Balances at September 30, 2013	262,604,345	262,604	—	—	203,879,146	(201,821,355)	2,320,395
Common stock issued for services	4,350,000	4,350	—	—	845,275	—	849,625
Common stock issued with note payable	2,500,000	2,500	—	—	219,722	—	222,222
Options expense	—	—	—	—	509,604	—	509,604
Options exercised	100,000	100	—	—	21,400	—	21,500
Reversal of deferred costs	—	—	—	—	(20,476)	—	(20,476)
Sale of preferred stock	—	—	51	—	51	—	51
Sales of common stock	8,499,532	8,500	—	—	956,500	—	965,000
Net loss	—	—	—	—	—	(2,854,043)	(2,854,043)
Balances at September 30, 2014	278,053,877	$278,054	51	$—	$206,411,222	$(204,675,398)	$2,013,878

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,854,043)	$(1,742,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrant and option expense	509,604	400,283
Stock-based compensation	849,625	15,750
Amortization of debt discounts	63,663	—
Gain on fixed asset disposition	—	(1,563)
Depreciation	2,087	1,165
Gain on settlement of accounts payable	(53,252)	—
Net change in operating assets and liabilities:
Prepaid expenses and other current assets	(20,509)	(14,530)
Deferred costs	100,000	(100,000)
Accounts payable	70,955	31,714
Accrued liabilities	108,914	(4,600)
Net Cash Used in Operating Activities	(1,222,956)	(1,414,393)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(168,723)	—
Net Cash Used in Investing Activities	(168,723)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	965,000	1,550,000
Proceeds from option exercise	21,500	—
Proceeds from notes payable	250,000	—
Increase in finance contracts	17,439	—
Payments on finance contracts	(17,439)	—
Net Cash Provided by Financing Activities	1,236,500	1,550,000

NET (DECREASE) INCREASE IN CASH	(155,179)	135,607
CASH, BEGINNING OF YEAR	373,692	238,085
CASH, END OF YEAR	$218,513	$373,692

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt issued for equipment purchase	$400,000	$—
Common stock issued with note payable	222,222	—
Reversal of common stock granted for deferred costs	20,476	—
Common stock granted for deferred costs	—	20,476

The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

El Capitan was in the exploration stage and since inception until the current fiscal year and is in process of transitioning to an operating company upon issuance of the final permits to allow production operations to commence. The Company anticipates all permitting will be issued by early December 2014.

The Company has completed certain acquisitions and transactions prior to fiscal 2013, but has not had any revenue producing operations.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries El Capitan Precious Metals, Inc., a Delaware corporation; Gold and Minerals Company, Inc., a Nevada corporation; and EL Capitan, Ltd., an Arizona corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

El Capitan considers those short-term, highly liquid investments with maturities of three months or less as cash and cash equivalents. At times, cash in banks may be in excess of the FDIC limits. The Company has no cash equivalents.

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

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, with any resultant gain or loss being recognized as a component of operating income or expense. Depreciation is computed over the estimated useful lives of the assets using the straight-line method. Maintenance and repairs are charged to operations as incurred.

Net Income (Loss) Per Share

The Company calculates net income (loss) per share as required by Accounting Standards Codification subtopic 260-10, Earnings per Share (ASC 260-10”). Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. For the years ended September 30, 2014 and 2013, the impact of outstanding stock equivalents has not been included as they would be anti-dilutive. 7,900,000 and 6,100,000 options were excluded during the years ended September 30, 2014 and 2013, respectively.

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

Table of Contents Index to Financial Statements

El Capitan recognized stock-based administrative compensation aggregating $509,604 and $400,283 for common stock options issued to administrative personnel and consultants during the years ended September 30, 2014 and 2013, respectively. Also during the years ended September 30, 2014 and 2013, the Company paid stock based compensation consisting of common stock issued to non-employees aggregating $849,625 and $15,750, respectively.

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

An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal. There were no impairments to long-lived assets for the Company’s fiscal years ended September 30, 2014 or 2013.

Mineral Property Costs

Mineral property exploration costs are expensed as incurred until such time as economic reserves are quantified. To date El Capitan has not established any proven or probable reserves on its mineral properties. The Company has capitalized $1,864,608 of mineral property acquisition costs reflecting its investment in the El Capitan Property.

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

Revenue Recognition

In June 2013, the Company signed a contract to have chain of custody head ore located in Denver, Colorado processed by an independent party (see Note 7). If revenue is generated under this contract, it will be recognized in accordance with FASB ASC 605. In general, El Capitan will recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. Revenue generated and costs incurred under this agreement will be reported on a net basis in accordance with FASB ASC 605-45. There was no revenue generated under this agreement.

Gain on Settlement of Accounts Payable

During the year ended September 30, 2014, the Company recorded a gain on settlement of accounts payable of $53,252 as a result of a review of trade payables in which the statute of limitations had been exceeded and no legal liability existed. Our review included the determination of the dates of receipt of goods and services, the last activity with the vendor and the applicable statute of limitations.

Table of Contents Index to Financial Statements

Recently Issued Accounting Pronouncements

Other than as set forth below, management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

In May 2014, the FASB issued ASC updated No. 2014-09, "Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). Under the amendments in this update, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update are effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption is not permitted. The new standard is required to be applied either retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of applying the update recognized at the date of initial application. The Company has not yet selected a transition method, and has not determined the impact, if any, that the new standard will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-10 "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation" ("ASU 2014-10"). ASU 2014-10 addresses the cost and complexity associated with the incremental reporting requirements for development stage entities, such as startup companies, without compromising the availability of relevant information and eliminates an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The Company elected to apply ASU 2014-10 for our fiscal quarter ended June 30, 2014. ASU 2014-10 impacts financial statement presentation only and removes the requirement to present additional inception-to-date information.

In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2015. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and should not be reflected in the estimate of the grant-date fair value of the award. This standard is not expected to have an effect on the Company’s reported financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2016. This update contains amendments that clarify the principles for management’s assessment of an entity’s ability to continue as a going concern. This standard is not expected to have an effect on the Company’s reported financial position or results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC during the current reporting period did not, or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

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

Table of Contents Index to Financial Statements

Total administrative consulting fees expensed under these informal agreements for the years ended September 30, 2014 and 2013 was $260,000 and $215,000, respectively.

In January 2012, we retained Management Resource Initiatives, Inc., a company controlled by the Chief Financial Officer and Director of El Capitan, for services with a monthly consulting fee of $10,000, which monthly fee was increased to $15,000 effective August 1, 2013. (See Note 6 - Related Party.)

NOTE 3 – PROPERTY AND EQUIPMENT

Major classes of property and equipment together with their estimated useful lives, consisted of the following at September 30, 2014 and 2013:

	Useful	September 30,
	Lives	2014	2013

Computers and office equipment	3 years	$7,389	$33,123
Automotive equipment	5 years	15,042	—
Mine equipment	7 years	500,000	909
Equipment structures and other	7 years	48,152	—
		570,583	34,032
Less: Accumulated depreciation		(3,017)	(33,102)
Net property and equipment		$567,566	$930

Depreciation expense during the years ended September 30, 2014 and 2013 totaled $2,087 and $1,165, respectively.

NOTE 4 – NOTES PAYABLE

On November 21, 2013, the Company entered into an agreement to finance a portion of its insurance premiums in the amount of $17,440 at an interest rate of 10.0% with equal payments of $3,575.58 including interest, due monthly beginning December 21, 2013 and continuing through April 21, 2014. As of September 30, 2014, the outstanding balance under this note payable was $-0-.

Under an agreement with Logistica dated February 28, 2014, Logistica agreed to remit a $400,000 payment on the Company’s behalf that represented the remaining balance of the Company’s purchase price for a heavy ore trailing separation line to be used for ore processing at the El Capitan mine site. The Company previously remitted $100,000 toward the purchase of such equipment. In consideration for Logistica remitting such payment, the Company agreed to deliver a $400,000 promissory note to Logistica and issued 2,500,000 shares of common stock to a designee of Logistica under the Company’s 2005 Stock Incentive Plan. The promissory note accrues interest at 4.5%, with principal and accrued interest payments to be made out of the Company’s proceeds from sale of iron ore from its mining operations. The relative fair value of the common stock was determined to be $222,222 and was recorded as a discount to the promissory note that is being amortized to interest expense over the expected life of the note through October 31, 2015. During the year ended September 30, 2014, amortization expense of $63,663 was recognized. The outstanding balance under this note payable was $400,000 and the unamortized discount on the note payable was $158,559 as of September 30, 2014.

On September 8, 2014, the Company received an advance of $250,000 under a $500,000 Note and Warrant Purchase Agreement entered into on October 17, 2014. The Note is secured by the net proceeds received by the Company from its sale of tailing separated from iron ore recovered by the Company at the El Capitan Property, carries an interest rate of 8% per annum, and matures July 17, 2015. The remaining $250,000 was advanced to the Company on October 17, 2014. On October 17, 2014, the Company also issued the note holder an aggregate of 735,294 common stock warrants in connection with this note (see Note 10). The outstanding balance under this note payable was $250,000 as of September 30, 2014.

Table of Contents Index to Financial Statements

The components of the notes payable at September 30, 2014 are as follows:

	Principal	Unamortized
	Amount	Discount	Net

Notes payable	$650,000	$(158,559)	$491,441

	$650,000	$(158,559)	$491,441

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on September 30, 2014 and 2013:

September 30, 2014:	Level 1	Level 2	Level 3	Total

Assets
Mineral property	$—	$—	$1,864,608	$1,864,608
Liabilities
None	$—	$—	$—	$—

September 30, 2013:	Level 1	Level 2	Level 3	Total

Assets
Mineral property	$—	$—	$1,864,608	$1,864,608
Liabilities
None	$—	$—	$—	$—

Table of Contents Index to Financial Statements

The mineral property associated with the El Capitan Property, which the Company is intending to continue to market for sale to a major mining company, is classified as Level 3. The fair value of the mineral property is determined based upon the cost basis the of El Capitan’s investment in the mineral property under U.S. GAAP. A qualified independent third party appraisal has been done on the property. The appraised value was established based upon comparable sales of similar assets, certain assumptions regarding market demand for this asset and detailed property data input as supplied by the Company’s consulting geologist. As this valuation was based upon unobservable inputs, El Capitan classified the mineral property as Level 3. There was change in the carrying valuation of the mineral property during the years ended September 30, 2014 or 2013.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

In June 2013, the Company signed a contract to have chain of custody head ore located in Denver, Colorado processed by an independent party. The head ore has been shipped to the processing site. The contract called for a $100,000 retainer that was paid in June 2013. Upon completion of the project, if it generated a profit, the Company was to receive the profit from the sale of the recovered precious metals above and beyond the retainer amount paid. Also, the Company was to issue 500,000 shares of the Company’s common stock pursuant to our 2005 Stock Incentive Plan to the processing company. The fair value of the common shares was determined to be $35,000 as of September 30, 2013 and it was being recognized over the service period through the expected completion date of the project in November 2013. The $100,000 retainer and $20,476 of the fair value of the shares were classified as current deferred costs on the balance sheet as of September 30, 2013. In November 2013, the project was completed and a profit was not generated. Accordingly, the $100,000 retainer was expensed and the deferred costs associated with the common shares of $20,476 were reversed during the year ended September 30, 2014.

Related Party

In January 2012, the Company retained Management Resource Initiatives, Inc. (“MRI”) for managing and overseeing the process of marketing and selling the El Capitan property and performing other services aimed at furthering the Company's strategic goals pursuant to an unwritten consulting arrangement. Under this arrangement, the Company pays MRI a monthly consulting fee of $10,000 which was increased to $15,000 effective August 1, 2013. The Company made aggregate payments of $180,000 and $130,000 to MRI during the years ended September 30, 2014 and 2013, respectively. MRI is a related party because it is a corporation that is wholly-owned by John F. Stapleton who is Chief Financial Officer and Director of El Capitan.

Purchase Contract with Glencore AG

On March 10, 2014, the Company entered into a life-of-mine off take agreement with Glencore AG (“Glencore”) for the sale of iron ore from the El Capitan property (such agreement is referred to herein as the “Glencore Purchase Contract”). Under the terms of the Glencore Purchase Contract, the Company agreed to sell to Glencore, and Glencore agreed to purchase from the Company, iron ore meeting the applicable specifications from the El Capitan mine. Payment for the iron ore is to be made pursuant an irrevocable letter of credit in favor of the Company. The purchase price is based on an index price less an applicable discount. Either party may terminate the Glencore Purchase Contract following a breach by the other party that remains uncured for a specified period after receipt of written notice.

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

Table of Contents Index to Financial Statements

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

In consideration for Logistica’s funding and logistics services, the Company will pay Logistica a percentage of ECPN’s profits from the sale of iron ore under the Glencore Purchase Contract. If any sale of iron ore under the Glencore Purchase Contract results in a loss instead of a profit, as a result of a decrease in index pricing of iron or otherwise, then the Company is required to make up the shortfall out of profits from its precious metals processing and refining business, to the extent of available profits there from, or otherwise. If iron index prices drop below the price in place at inception of the Glencore Purchase Contract by more than 5%, then the Company will be required to provide Logistica with a greater percentage of profits commensurate with and equivalent to Logistica’s loss of profit share due to the reduction in iron index prices. At inception of the Glencore Purchase Contract, the Platts 62% FE CFR China iron index price was $121.24. In the event of a future sale of the El Capitan property, the Company must either ensure that its agreements with Logistica are assumed by the purchaser or pay Logistica a termination fee.

Either party may terminate the Master Agreement following a breach by the other party that remains uncured for 60 days after receipt of written notice. The Master Agreement will otherwise continue indefinitely.

Processing Agreement with Logistica

Under the Processing Agreement, Logistica has agreed to deliver iron ore processing equipment to the El Capitan property and to use it best efforts to process to contract specification, stock pile and load for delivery iron ore that the Company has contracted to sell to Glencore under the Glencore Purchase Contract. In order to do so, Logistica will act as the Company’s turn-key contractor for all of the Company’s iron ore processing and delivery operations at the El Capitan property. In consideration for such services, the Company will pay Logistica a set price per metric ton of iron ore that is processed in accordance with the Glencore Purchase Contract specifications and purchased by Glencore. As additional compensation for entering into the Processing Agreement, the Company issued 4,000,000 shares of common stock to a designee of Logistica under the Company’s 2005 Stock Incentive Plan valued at $800,000. The shares vested immediately upon grant and the $800,000 was expensed in full during the year ended September 30, 2014.

Either party may terminate the Processing Agreement following a breach by the other party that remains uncured for 60 days after receipt of written notice. The Processing Agreement will otherwise continue indefinitely.

NOTE 7 – INCOME TAXES

El Capitan has incurred no income taxes during the period from July 26, 2002 (inception) through September 30, 2014. The calculated tax deferred benefit at September 30, 2014 and 2013 is based on the current Federal statutory income tax rate of 35% applied to the loss before provision for income taxes.

Table of Contents Index to Financial Statements

The following table accounts for the differences between the actual income tax benefit and amounts computed for the years ended September 30, 2014 and 2013:

	Years Ended September 30,
	2014	2013

Tax benefit at the federal statutory rate	$797,304	$469,691
State tax benefit	158,777	93,536
Cumulative effect of Federal tax rate change	—	—
Expiration of state operating losses	(28,216)	—
Increase in valuation allowance	(927,865)	(563,227)
Income tax expense	$—	$—

The components of the deferred tax asset and deferred tax liability at September 30, 2014 and 2013 are as follows:

	September 30,
	2014	2013

Deferred tax assets	$7,975,752	$7,047,887
Valuation allowance	(7,975,752)	(7,047,887)
Net deferred tax asset after valuation allowance	$—	$—

A valuation allowance has been provided to reduce the net deferred tax asset, as management determined that it is more likely than not that the deferred tax assets will not be realized. The prior year’s net tax benefits have been restated in the current year to reflect presentation in the current year.

At September 30, 2014, El Capitan has net operating loss carry forwards for financial statement purposes for Federal income tax approximating $21,118,000. These losses expire in varying amounts between September 30, 2022 and September 30, 2034.

At September 30, 2014, El Capitan has net operating loss carry forwards for financial statement purposes for State income tax approximating $8,384,000. These losses expire in varying amounts between September 30, 2015 and September 30, 2019.

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

At September 30, 2014, the 2005 Plan has 3,224,469 shares available for grant.

Table of Contents Index to Financial Statements

NOTE 9 – STOCKHOLDERS’ EQUITY

Authorized Common Shares

At the Company’s annual meeting of stockholders held September 25, 2014, the Company’s stockholders approved an amendment (the “Amendment”) to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock from 300,000,000 to 400,000,000 shares. The change in the authorized number of shares of common stock was effected pursuant to an Certificate of Amendment (the “Certificate of Amendment”) filed with the Secretary of State of the State of Nevada on October 1, 2014 and was effective as of such date.

Series B Preferred Stock

Pursuant to resolutions adopted by the Board, on August 1, 2014, the Company filed a Certificate of Designation (the “Certificate of Designation”) with the Nevada Secretary of State creating a series of Preferred Stock by and designating fifty-one (51) shares of previously undesignated preferred stock as Series B Convertible Preferred Stock (the “Series B Preferred Stock”).

Liquidation. The Series B Preferred Stock, with respect to rights on liquidation, dissolution and winding-up of the Corporation, ranks on parity with each other class or series of capital stock of the Company the terms of which do not expressly provide that such class or series shall rank senior or junior to the Series B Preferred Stock. Except for distributions in the event of a liquidation, dissolution or winding-up of the Company (whether voluntary or involuntary), or a merger or consolidation by the Corporation with another corporation or other entity (in each case, other than where the Company is the surviving entity) (a “Liquidation”), holders of Series B Preferred Stock are not be entitled to receive dividends on the Series B Preferred Stock. In the event of a Liquidation, the holders of Series B Preferred Stock are be entitled to receive out of the assets of the Company, an amount equal to the $1.00 per share of Series B Preferred Stock (subject to adjustment), after any distribution or payment with respect to such Liquidation is made to the holders of any senior securities and prior to any distribution or payment with respect to such Liquidation shall be made to the holders of any junior securities.

Voting Rights. Solely with respect to matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent and relate to Company capitalization (including, without limitation, increasing and/or decreasing the number of authorized shares of common stock and/or preferred stock, and implementing forward and/or reverse stock splits) and changes in the Company’s name, the holders of the outstanding shares of Series B Preferred Stock vote together with the holders of common stock without regard to class, except as to those matters on which separate class voting is required by applicable law or the Company’s articles of incorporation or bylaws. The holders of the outstanding shares of Series B Preferred Stock do not otherwise have the right to vote on matters brought before the Company’s stockholders. In matters on which holders of shares of Series B Preferred Stock are entitled to vote, each share of the Series B Preferred Stock has voting rights equal to (x) (i) 0.019607 multiplied by the total of (A) the issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote, plus (B) the number of votes which all other series or classes of securities other than this Series B Preferred Stock are entitled to cast together with the holders of the Company’s common stock at the time of the relevant vote (the amount determined by this clause (i), the “Numerator”), divided by (ii) 0.49, minus (y) the Numerator.

Conversion. Shares of Series B Preferred Stock may, at the option of the holder, be converted into one share of common stock (subject to adjustment, the “Conversion Ratio”). In the event of any Transfer (as defined in the Certificate of Designation) of any share of Series B Preferred Stock, such share will automatically convert into common stock based upon the Conversion Ratio applicable at the time of such Transfer. If, at any time while any shares of Series B Preferred Stock remain outstanding, the Company effectuates a stock split or reverse stock split of its common stock or issues a dividend on its common stock consisting of shares of common stock, the Conversion Ratio and any other amounts calculated as contemplated by the Certificate of Designation shall be equitably adjusted to reflect such action.

Table of Contents Index to Financial Statements

Equity Purchase Agreement

On July 11, 2011, the Company entered into an Equity Purchase Agreement (the “2011 Agreement”) with Southridge Partners II, LP (“Southridge”). Under the 2011 Agreement, we had the right, but not an obligation, to sell newly-issued shares of our common stock to Southridge. Southridge had no obligation to purchase shares under the 2011 Agreement to the extent that such purchase would cause Southridge to own more than 9.99% of El Capitan’s common stock. The original term of the 2011 Agreement was two years, subject to the Company’s right to terminate at any time.  The purchase commitment of Southridge under the 2011 Agreement was scheduled to expire on the earlier of July 11, 2013, or the date on which aggregate purchases by Southridge under the 2011 Agreement totaled $5,000,000. On April 3, 2013, we entered into an amendment (the “Amendment”) to the 2011 Agreement pursuant to which the parties agreed to extend the purchase commitment of Southridge under the 2011 Agreement for an additional year, expiring July 11, 2014. The maximum amount of Southridge’s aggregate purchase commitment under the 2011 Agreement remained unchanged at $5,000,000. On July 11, 2014, the 2011 Agreement expired.

For each share of the Company’s common stock purchased under the 2011 Agreement, Southridge paid 94.0% of the Market Price, which is defined as the average of the two lowest closing bid prices on the Over-the-Counter Bulletin Board, as reported by Bloomberg Finance L.P., during the five trading days following the date on which the Company notified Southridge of a pending sale (the “Valuation Period”).  After the expiration of the Valuation Period, Southridge purchased the applicable number of shares subject to customary closing conditions.

The offering of shares under the 2011 Agreement were made pursuant to the Company's effective registration statement on Form S-3 (Registration Statement No. 333-175038) previously filed with the Securities and Exchange Commission, and prospectus supplements thereunder. The S-3 registration statement utilized a “shelf” registration process. Under this shelf registration process, from time to time, the Company sold any combination of the securities described in a prospectus supplement in one or more offerings, up to a total dollar amount of $5,000,000.

On July 30, 2014, we entered into a new Equity Purchase Agreement (the “2014 Agreement”) with Southridge, pursuant to which the Company may from time to time, in its discretion, sell newly-issued shares of its common stock to Southridge for aggregate gross proceeds of up to $1,900,000. Southridge will have no obligation to purchase shares under the 2014 Agreement to the extent that such purchase would cause Southridge to own more than 9.99% of the Company’s common stock. Unless terminated earlier, Southridge’s purchase commitment will automatically terminate on the earlier of July 30, 2016, or the date on which aggregate purchases by Southridge under the 2014 Agreement total $1,900,000. The Company has no obligation to sell any shares under the 2014 Agreement.

As provided in the 2014 Agreement, the Company may require Southridge to purchase shares of our common stock from time to time by delivering a put notice to Southridge specifying the total purchase price for the shares to be purchased (the “Investment Amount”). The Company may determine the Investment Amount, provided that such amount may not be more than the lesser of (a) $500,000, or (b) 250% of the average daily trading dollar volume of the Company’s common stock for the 20 trading days preceding the date on which the Company delivers the applicable put notice. For this purpose, the trading dollar volume for each day is determined by multiplying the closing bid price of the Company’s common stock on the Over-the-Counter Bulletin Board (or such other principal market on which the Company’s stock trades) on such date by the trading volume of the Company’s common stock on the Over-the-Counter Bulletin Board (or such other principal market on which the Company’s stock trades) on such date. The number of shares issuable in connection with each put notice will be computed by dividing the applicable Investment Amount by the purchase price for such common stock.

Table of Contents Index to Financial Statements

For each share of our common stock purchased under the 2014 Agreement, Southridge will pay a purchase price equal to 94.0% of the Market Price, which is defined as the average of the two lowest closing bid prices on the Over-the-Counter Bulletin Board, as reported by Bloomberg Finance L.P., during the five trading days following delivery of the put notice (the “Valuation Period”). After the expiration of the Valuation Period, Southridge will purchase the applicable number of shares subject to customary closing conditions.

The 2014 Agreement contains covenants, representations and warranties of the Company and Southridge that are typical for transactions of this type. In addition, the Company and Southridge have granted each other customary indemnification rights in connection with the 2014 Agreement. The 2014 Agreement may be terminated by the Company at any time.

The offering of shares under the 2014 Agreement is being made pursuant to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-193208) previously filed with the Securities and Exchange Commission, and prospectus supplements thereunder. The benefits and representations and warranties set forth in the 2014 Agreement are not intended to and do not constitute continuing representations and warranties of the Company or any other party to persons not a party thereto, including without limitation, any future or other investor.

As of September 30, 2014, we have sold shares of common stock to Southridge under the 2011 and 2014 Agreements for aggregate proceeds of $4,250,000, and have the right, subject to certain conditions, to sell to Southridge $1,650,000 of newly-issued shares of El Capitan common stock pursuant to the 2014 Agreement.

Preferred Stock Issuances

On August 1, 2014, Company issued fifty-one (51) shares of Series B Preferred Stock to John F. Stapleton (the “Series B Stockholder”) for a purchase price equal to $1.00 per share. The offer and sale of such shares were not registered under the Securities Act of 1933, as amended (the “Securities Act”) at the time of sale, and therefore may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. For this issuances, the Company relied on the exemption from federal registration under Section 4(2) of the Securities Act and/or Rule 506 promulgated there under, based on the Company’s belief that the offer and sale of the shares has not and will not involve a public offering as the Series B Stockholder is an “accredited investor” as defined under Section 501 promulgated under the Securities Act and no general solicitation has been involved in the offering.

As a result of the voting rights of the Series B Preferred Stock, the Series B Stockholder holds in the aggregate approximately 51% of the total voting power of all issued and outstanding voting capital of the Company solely with respect to matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent and relate to Company capitalization (including, without limitation, increasing and/or decreasing the number of authorized shares of common stock and/or preferred stock, and implementing forward and/or reverse stock splits) and changes in the Company’s name. The Series B Stockholder does not otherwise have the right under the Certificate of Designation to vote on matters brought before the Company’s stockholders. The Company’s Board of Directors believes that the issuance of the Series B Preferred Stock to the Series B Stockholder will facilitate the Company’s ability to manage its affairs with respect to the limited matters on which the Series B Stockholder is entitled to vote.

Table of Contents Index to Financial Statements

Common Stock Issuances

During the fiscal year ended September 30, 2014, the Company:

(i)	issued 6,544,987 shares of common stock under the 2011 and 2014 Agreements with Southridge and received cash proceeds of $750,000;

(ii)	issued 350,000 shares of common stock for non-employee consulting services valued at $49,625;

(iii)	issued 100,000 shares of common stock upon the exercise of non-statutory stock options and the Company received cash proceeds of $21,500;

(iv)	issued 1,954,545 shares of common stock to four accredited investors and the Company received cash proceeds of $215,000;

(v)	issued 2,500,000 shares of common stock in connection with financing the acquisition of heavy mining equipment valued at $222,222; and

(vi)	issued 4,000,000 shares of common stock under the processing agreement (see Note 6) valued at $800,000 which is included as stock issued for services in the statements of stockholders’ equity.

During the fiscal year ended September 30, 2013, the Company:

(i)	issued 11,217,305 shares of common stock under the terms Equity Purchase Agreement and received cash proceeds of $1,550,000; and

(ii)	issued 60,000 shares of common stock for non-employee consulting services valued at $15,750.

Warrants

During the fiscal years ended September 30, 2014 and 2013, the Company did not issue any warrants and as of September 30, 2014 and 2013, there were no warrants outstanding.

Options

Aggregate options expense recognized was $509,604 and $400,283 for the years ended September 30, 2014 and 2013, respectively related to the option grants and modifications described below. As of September 30, 2014 and 2013, there was unamortized option expense of $87,614 and $0, respectively.

Table of Contents Index to Financial Statements

During the fiscal year ended September 30, 2014, the Company:

(i)	Granted, pursuant to the 2005 Stock Incentive Plan, to each of two new directors of the Company five-year options to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.3452 per share which will vest in equal monthly installments over two years, commencing on April 17, 2014. The fair value of the options was determined to be $233,638 using the Black-Scholes option pricing model and will be expensed as warrant and option costs over the vesting period. One of the new directors left the board without notice and without any options vesting. During the fiscal year ended September 30, 2014, $38,940 was expensed as warrant and option costs and $87,614 remains to be amortized over the remaining vesting period on the remaining director.

(ii)	Granted, pursuant to the 2005 Stock Incentive Plan, to each of two existing directors of the Company a five-year stock option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.31 per share, all of which vested immediately. The fair value of the options was determined to be $209,896 using the Black-Scholes option pricing model and was expensed as warrant and option costs during the fiscal year ended September 30, 2014.

(iii)	Granted, pursuant to the 2005 Stock Incentive Plan, to a consultant five-year stock options to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $0.31 per share with the options vesting on the date of grant. The fair value of the options was determined to be $26,505 using the Black-Scholes option pricing model and was expensed as warrant and option costs during the fiscal year ended September 30, 2014.

(iv)	Amended the expiration date of an aggregate of 500,000 outstanding common stock options. The options were originally scheduled to expire on January 31, 2014. The expiration date of the 500,000 options was extended to January 31, 2019. The incremental increase in the fair value of the options was determined to be $27,718 using the Black-Scholes option pricing model and was expensed as warrant and option costs during the fiscal year ended September 30, 2014.

(v)	Granted, pursuant to the 2005 Stock Incentive Plan, to each of three directors of the Company a five-year stock option to purchase 500,000 of the Company’s common stock at an exercise price of $0.16 per share, all of which vested immediately. The fair value of the options was determined to be $159,456 using the Black-Scholes option pricing model and was expensed as warrant and option costs during the during the fiscal year ended September 30, 2014.

(vi)	Granted, pursuant to the 2005 Stock Incentive Plan, to a consultant five-year stock options to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $0.14 per share with the options vesting on the date of grant. The fair value of the options was determined to be $12,423 using the Black-Scholes option pricing model and was expensed as warrant and option costs during the fiscal year ended September 30, 2014.

(vii)	Granted, pursuant to the 2005 Stock Incentive Plan, to a consultant five-year stock options to purchase an aggregate of 300,000 shares of the Company’s common stock at an exercise price of $0.13 per share with the options vesting on the date of grant. The fair value of the options was determined to be $34,666 using the Black-Scholes option pricing model and was expensed as warrant and option costs during the fiscal year ended September 30, 2014.

Table of Contents Index to Financial Statements

During the fiscal year ended September 30, 2013, the Company:

(i)	Amended the expiration date of an aggregate of 1,500,000 outstanding common stock options. The options were originally scheduled to expire on February 7, 2013. The expiration date of 1,000,000 of the options was extended to February 7, 2018 and the expiration date of 500,000 of the options was extended to June 22, 2013. The incremental increase in the fair value of the options was determined to be $65,276 using the Black-Scholes option pricing model and was expensed as stock-based compensation during the fiscal year ended September 30, 2013.

(ii)	Granted, pursuant to the 2005 Stock Incentive Plan, to three directors of the Company each a five-year stock option to purchase 500,000 of the Company common stock, and to the controller a five-year stock option to purchase 100,000 shares of the Company’s common stock, all of which vested immediately, at an exercise price of $0.215 per share. The fair value of the options was determined to be $200,983 using the Black-Scholes option pricing model and was expensed as stock-based compensation during the fiscal year ended September 30, 2013.

(iii)	Granted, pursuant to the 2005 Stock Incentive Plan, two consultants five-year stock options to purchase an aggregate 350,000 shares of the Company’s common stock at an exercise price of $0.215 per share with 250,000 options vested immediately and 100,000 options were scheduled to vest in 20% annual increments beginning on January 15, 2014. The fair value of the options was determined to be $65,866 using the Black-Scholes option pricing model and was expensed as stock-based compensation during the fiscal year ended September 30, 2013.

(iv)	Modified existing option awards by amending the vesting terms of 100,000 options granted on January 15, 2013 which were scheduled to vest in 20% annual increments. The options were modified to vest immediately. There was no incremental increase in the fair value of the option, which was determined using the Black-Scholes option pricing model.

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of its option awards. The following table summarizes the significant assumptions used in the model during the years ended September 30, 2014 and 2013:

Year Ended September 30, 2014:
Exercise prices	$0.14 - $0.38
Expected volatilities	120.72% - 140.83%
Risk free interest rates	0.51% - 1.55%
Expected terms	2.5 - 5.0 years
Expected dividends	—

Year Ended September 30, 2013:
Exercise prices	$0.215 - $1.02
Expected volatilities	95.22% - 136.68%
Risk free interest rates	0.34% - 0.88%
Expected terms	2.5 - 5.0 years
Expected dividends	—

Table of Contents Index to Financial Statements

The following table summarizes the stock option activity during the years ended September 30, 2014 and 2013:

	Options Outstanding
		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance, September 30, 2012	4,650,000	$0.57
Granted	1,950,000	0.22
Expired/Cancelled	(500,000)	1.02
Exercised	—	—
Balance September 30, 2013	6,100,000	0.42
Granted	4,000,000	0.24
Expired/Cancelled	(2,100,000)	0.23
Exercised	(100,000)	0.22
Balance September 30, 2014	7,900,000	$0.38

Exercisable at September 30, 2013	6,100,000	$0.42
Exercisable at September 30, 2014	7,525,000	$0.38

The range of exercise prices and the weighted average exercise price and remaining weighted average life of the options outstanding at September 30, 2014 were $0.13 to $1.02 and 4.06 years, respectively. The aggregate intrinsic value of the outstanding options at September 30, 2014 was $37,000.

The range of exercise prices and the weighted average exercise price and remaining weighted average life of the options outstanding at September 30, 2013 were $0.21 to $1.02 and 4.70 years, respectively. The aggregate intrinsic value of the outstanding options at September 30, 2013 was $0.

The Company adopted its 2005 Stock Incentive Plan (the “2005 Plan”) pursuant to which the Company reserved and registered 30,000,000 shares stock and option grants. As of September 30, 2014, there were 3,224,469 shares available for grant under the 2005 Plan, excluding the 7,900,000 options outstanding.

NOTE 10 - SUBSEQUENT EVENTS

On October 17, 2014, the Company entered into a private Note and Warrant Purchase Agreement with an accredited investor pursuant to which the Company borrowed $500,000 against delivery of a promissory note in such amount and issued warrants to purchase 735,294 shares of our common stock to the investor. The promissory note carries an interest rate of 8% per annum, is due July 17, 2015 and is secured by a first priority security interest in all right, title and interest of the Company in and to the net proceeds received by the Company from its sale of tailing separated from iron ore recovered by the Company at the El Capitan Property.

On October 17, 2014, the Company issued 147,058 three year fully vested warrants at an exercise price of $0.17 per share as placement fees related to the $500,000 promissory note.

Table of Contents Index to Financial Statements

On November 3, 2014, granted, pursuant to the 2005 Stock Incentive Plan, to the four directors of the Company ten year options to purchase an aggregate of 1,500,000 shares of the Company’s common stock at an exercise price of $0.15 per share, and to the controller a ten-year stock option to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.15 per share. All the granted options vested on the date of the grant.

On November 3, 2014, granted to a consultant of the Company, a ten year option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.15 per share with the options vesting on the date of grant.

On November 3, 2014, granted to a consultant of the Company, a ten year option to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $0.15 per share and are scheduled to vest equally over six months from the grant date.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective.

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

Management conducted an evaluation of the effectiveness, as of September 30, 2014, of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2014.

Table of Contents Index to Financial Statements

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2014, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

The Company’s independent registered public accounting firm is not required to issue, and has not issued, an attestation report on the Company’s internal control over financial reporting as of September 30, 2014.

ITEM 9B.	OTHER INFORMATION

On December 24, 2014, Tony Burger resigned as a member of the Board of Directors of the Company, effective immediately.

Table of Contents Index to Financial Statements

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and directors of the Company as of December 24, 2014.

Name	Age	Position	Director Since

Charles C. Mottley	80	President, Chief Executive Officer, Director	April 21, 2009
John F. Stapleton	71	Chief Financial Officer, Director, Chairman of the Board, Secretary	April 21, 2009
Bradley C. Holt	60	Director	September 25, 2014

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

Bradley C. Holt – Mr. Holt has served as a Director of the Company since September 25, 2014. Mr. Holt was CEO/Chairman of Solar Energy Inc. from 2007 until 2010. In 1988, Mr. Holt founded and became President of Lion’s Gate Capital Ltd, a private Merchant Bank that provides merger/acquisition, venture capital, development strategy, restructuring and management advice. He continues to serves as its Chairman. From May 1998 through 2007, Mr. Holt served as Chairman of the Board of Domino’s Pizza Canada. Mr. Holt attained a BA from Bemidji State University and attended graduate school at University of Wisconsin. He was born July 20, 1954.

Table of Contents Index to Financial Statements

Audit Committee; Financial Expert

The Company has a standing audit committee comprised of one director, John Stapleton. As set forth in the Company’s written audit committee charter, the audit committee assists the Board of Directors in fulfilling its responsibility for oversight of the quality and integrity of the accounting, auditing, and reporting practices of the Company, and such other duties as directed by the Board. The committee’s role includes a particular focus on the qualitative aspects of financial reporting to shareholders, on the Company’s processes to manage business and financial risk, and for compliance with significant applicable legal, ethical, and regulatory requirements. The committee is directly responsible for the appointment, compensation, and oversight of the public accounting firm engaged to prepare and issue an audit report on the financial statements of the Company. We have posted our audit committee charter on our website at www.elcapitanpmi.com.

Mr. Stapleton is not an “audit committee financial expert” as defined by the rules promulgated by the SEC. However, Mr. Stapleton has financial management experience and is able to read and understand fundamental financial statements, including our consolidated balance sheet, consolidated statement of expenses and consolidated statement of cash flows, and is generally knowledgeable in financial and auditing matters. Given the Company’s current lack of capital to engage an “expert,” and the knowledge of the current members of the audit committee, the Company has determined that its current member of the audit committee sufficiently operate and function without an “audit committee financial expert.”

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires officers, directors and persons who beneficially own more than 10% of any class of equity securities registered pursuant to Section 12 of the Exchange Act to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. The Company does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

This section contains a discussion of the material elements of compensation awarded to, earned by or paid to (i) all individuals serving as our principal executive officer during fiscal 2014, regardless of compensation level, and (ii) our two most highly compensated other executive officers who were serving as executive officers at the end of fiscal 2014 (or such lesser number then serving as an executive officers) and who received in excess of $100,000 in total compensation during such fiscal year. These individuals are referred to in this report as the “named executive officers.” The named executive officers were the only individuals who served as executive officers of the Company during fiscal 2014.

Table of Contents Index to Financial Statements

The Company’s current executive officers include Charles C. Mottley, President and Chief Executive Officer, John F. Stapleton, Chief Financial Officer since February 2012. Messrs. Mottley and Stapleton also serve as members of the Company’s Board of Directors. During fiscal 2013 and 2014, the Company elected to pay limited cash salaries and, instead, relied primarily upon stock option grants awarded to executive officers in their capacity as Company directors as a means of compensation. The Board believes that this compensation policy is warranted based in large part on the Company’s limited cash resources. The Board also believes that equity incentive compensation in the form of stock option grants aligns the interests of the Company’s executive officers with that of the Company’s stockholders, namely to maximize stockholder equity returns. In light of the Company’s current plan to market the El Capitan Property for sale to a major mining company, the Board believes that stock options provide a meaningful incentive for management to execute on this strategic goal.

During fiscal 2013 and until August 1, 2013, the Company paid Mr. Mottley, as President and Chief Executive Officer, a salary of $10,000 per month. Effective August 1, 2013, the Company increased Mr. Mottley’s monthly salary to $15,000. In addition, the Company granted 500,000 options to purchase shares of the Company’s common stock to Mr. Mottley on each of January 15, 2013, December 12, 2013 and March 14, 2014, as compensation for his services as a director. See “Director Compensation” below.

Mr. Stapleton does not receive a salary for his service as Chief Financial Officer. The Company granted 500,000 options to purchase shares of the Company’s common stock to Mr. Stapleton on each of January 15, 2013, December 12, 2013 and March 14, 2014 as compensation for his services as a director. See “Director Compensation” below.

Neither Messrs. Mottley nor Stapleton is subject to a written employment agreement.

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to each named executive officer during each of the fiscal years ended September 30, 2014 and 2013.

Name and Principal Position	Fiscal Year	Salary	Total Compensation

Charles C. Mottley (1)	2014	$180,000	$180,000
President, Chief Executive Officer,	2013	$130,000	$130,000
Director

John F. Stapleton (2)	2014	$—	$—
Director, Chairman of the Board	2013	$—	$—
Chief Financial Officer

________________

(1)	Mr. Mottley has served as President and Chief Executive Officer of the Company since April 30, 2009. During fiscal 2012 and until August 1, 2013, the Company paid Mr. Mottley a salary of $10,000 per month for his service as President and Chief Executive Officer. Effective August 1, 2013, the Company increased Mr. Mottley’s monthly salary to $15,000. Mr. Mottley currently has no employment contract with the Company.
(2)	Mr. Stapleton has served as Chairman of the Board since April 21, 2009 and as Chief Financial Officer since February 14, 2012. Mr. Stapleton currently has no employment contract with the Company and receives no compensation as an officer.

Grants of Plan-Based Awards

There were no equity awards granted under our 2005 Stock Incentive Plan to any named executive officer during the year ended September 30, 2014 as compensation for services provided as executive officers. Equity awards granted as compensation for director services are discussed below under “Director Compensation.”

Table of Contents Index to Financial Statements

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding each unexercised options held by each of the Company’s named executive officers as of September 30, 2014:

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

Charles C. Mottley	300,000	—	$0.56	7 /21/15
	500,000	—	$1.02	2 /7/18
	500,000	—	$0.21	7 /6/22
	500,000	—	$0.215	1 /15/18
	500,000	—	$0.16	12 /12/18
	500,000	—	$0.31	3 /14/19

John F. Stapleton	500,000	—	$1.02	2 /7/18
	500,000	—	$0.38	1 /31/19
	500,000	—	$0.21	7 /6/22
	500,000	—	$0.215	1 /15/18
	500,000	—	$0.16	12 /12/18
	500,000	—	$0.31	3 /14/19

_______________

(1)	All options granted reflected in the table above were granted under to the Company’s 2005 Stock Incentive Plan, as amended.

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

Director Compensation

On July 21, 2005, based upon recommendations from the Company’s compensation committee, the Board of Directors approved a cash compensation plan for the Board of Directors pursuant to which non-employee directors are entitled to receive an annual retainer of $5,000, plus an additional $1,000 for each Board meeting attended by each such director in person and $500 for all Board meetings attended by such director remotely. In addition, non-employee directors serving as chairman of the audit and compensation committee shall receive an additional annual retainer of $4,000. Because Messrs. Mottley and Stapleton were employees of the Company throughout fiscal 2014, and Mr. Keith W. Brogoitti became an employee of the Company on March 12, 2014 and a Director on March 17, 2014, and left the Company June 1, 2014, none were eligible to receive cash director compensation. Mr. Arly Richau, who resigned as a Director on March 17, 2014, agreed to forego his receipt of Board member cash compensation and Mr. Tony J. Burger, who became a Director on March 17, 2014, and resigned as a Director on December 24, 2014, also agreed to forego his receipt of Board member cash compensation, these expenses have not been incurred. The Board also approves grants of stock incentive awards to all directors from time to time, which are reflected in the table below, including the footnotes thereto.

Table of Contents Index to Financial Statements

The following table shows the compensation earned by each of the Company’s Directors for the year ended September 30, 2014:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (2)	Total

Charles C. Mottley (1)(3)	$—	$—	$158,000	$158,000
John F. Stapleton (1)(4)	$—	$—	$185,818	$185,818
Arly Richau (1)(5)	$—	$—	$53,152	$53,152
Keith W. Brogoitti (1)(6)	$—	$—	$9,735	$9,735
Tony J. Burger (1)(7)	$—	$—	$29,205	$29,205
Bradley C. Holt (1)	$—	$—	$—	$—

_____________

(1)	Mr. Mottley and Mr. Stapleton were appointed to the Board of Directors and Mr. Stapleton as Chairman of the Board on April 21, 2009; Mr. Richau was appointed to the Board of Directors on July 6, 2012 and resigned on March 17, 2014; and Messrs. Brogoitti and Burger were appointed to the Board of Directors on March 17, 2014 and Mr. Holt was elected to the Board of Directors on September 25, 2014. Mr. Brogoitti left the employ of the Company and resigned from the Board effective June 1, 2014. Mr. Burger resigned from the Board of Directors on December 24, 2014.
(2)	Amounts shown reflect the grant date fair value, computed in accordance with FASB ASC 718, for stock based incentives granted during the fiscal 2014. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For a discussion of the assumptions relating to our valuations of the option awards, see Note 1 to the financial statements included in this Annual Report on Form 10-K. These amounts reflect our accounting expense for these stock options and do not correspond to the actual value that may be recognized by the director.
(3)	During fiscal 2014, Mr. Mottley was awarded (i) an option to purchase 500,000 shares of our common stock at $0.16 per share, which had a grant date fair value of $53,152, and (ii) .an option to purchase 500,000 shares of our common stock at $0.31 per share, which had a grant date fair value of $104,948. At September 30, 2014,, Mr. Mottley held options to purchase 2,800,000 shares at a weighted average exercise price of approximately $0.40 per share, all of which were fully vested.
(4)	During fiscal 2014, Mr. Stapleton was awarded (i) an option to purchase 500,000 shares of our common stock at $0.16 per share, which had a grant date fair value of $53,152; (ii) an option to purchase 500,000 shares of our common stock at $0.31 per share, which had a grant date fair value of $104,948; and (iii) an extension of 500,000 options at $0.38 which had an extension date fair value of $27,718. At September 30, 2014, Mr. Stapleton held options to purchase 3,000,000 shares at a weighted average exercise price of approximately $0.38 per share, all of which were fully vested.
(5)	During fiscal 2014, Mr. Richau was awarded an option to purchase 500,000 shares of our common stock at $0.16 per share, which had a grant date fair value of $53,152. At September 30, 2014. Mr. Richau held no options to purchase shares as all previously issued options had expired under the terms of grants.
(6)

During fiscal 2014, Mr. Brogoitti was awarded an option to purchase 500,000 shares of our common stock at $0.3452 per share, which had a grant date fair value of $116,820. At September 30, 2014, Mr. Brogoitti held no options to purchase shares as all previously issued options had expired under the terms of grant and had not vested at the date of expiration.

(7)	During fiscal 2014, Mr. Burger was awarded an option to purchase 500,000 shares of our common stock at $0.3452 per share, which had a grant date fair value of $116,820. At September 30, 2014, Mr. Burger held options to purchase 125,000 shares at a weighted average exercise price of approximately $0.3452 per share, all of which were fully vested.

Table of Contents Index to Financial Statements

Compensation Committee

Pursuant to its written charter, the Compensation Committee of the Company consists of a minimum of one director. The purpose of the Committee is to carry out the Board of Directors’ overall responsibility relating to executive compensation. Members of the Committee are appointed by the Board of Directors and may be removed by the Board of Directors in its discretion. All members of the Compensation Committee are required to be independent directors, and shall satisfy the Company’s independence guidelines for members of the Compensation Committee. Until his resignation as a Director on December 24, 2014, Mr. Tony J. Burger served as the only member of the Compensation Committee. Due to Mr. Burger’s resignation, the Board intends to appoint a new independent director or directors as the member(s) of the Compensation Committee in the near future. We have posted our Compensation Committee Charter on our website at www.elcapitanpmi.com.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 26, 2014, certain information regarding beneficial ownership of our capital stock according to the information supplied to us, that were beneficially owned by (i) each person known by the Company to be the beneficial owner of more than 5% of each class of the Company’s outstanding voting stock, (ii) each director, (iii) each named executive officer identified in the Summary Compensation Table, and (iv) all named executive officers and directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

	Amount and Nature of Beneficial Ownership
	Common Stock			Series B Convertible Preferred Stock (1)
Name and Address of Beneficial Owner	Shares		% of Class (2)	Shares	% of Class (2)

Charles C. Mottley 8390 Via de Ventura, Suite F-110 Scottsdale, Arizona 85258	13,615,014	(3)	4.8%	—	—
John F. Stapleton 8390 Via de Ventura, Suite F-110 Scottsdale, Arizona 85258	7,996,031	(4)	2.8%	51	100.0%
Bradley C. Holt 8390 Via de Ventura, Suite F-110 Scottsdale, Arizona 85258	250,000	(5)	*	—	—
All officers and directors as a group (3 persons)	21,861,045	(6)	7.6%	51	100.0%

______________

*	Less than 1%
(1)	Each share of Series B Convertible Preferred Stock entitles the holder thereof to 5,692,111.66 votes solely in respect of matters that relate to Company capitalization (including, without limitation, increasing and/or decreasing the number of authorized shares of common stock and/or preferred stock, and implementing forward and/or reverse stock splits) and changes in the Company’s name. Holders of Series B Convertible Preferred Stock do not otherwise have the right to vote such shares on matters brought before the Company’s stockholders.

Table of Contents Index to Financial Statements

(2)	Applicable percentage of ownership is based on 278,053,877 shares of common stock and 51 shares of Series B Convertible Preferred Stock outstanding as of December 26, 2014, together with securities exercisable or convertible into shares of common stock within sixty (60) days of December 26, 2014, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants exercisable or convertible into shares of common stock that are currently exercisable or exercisable within sixty (60) days of December 26, 2014, are deemed to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3)	Mr. Mottley is President, Chief Executive Officer and a Director of the Company. Includes (i) 3,300,000 shares issuable upon the exercise of outstanding stock options that are currently exercisable or will become exercisable within sixty (60) days following December 26, 2014; and (ii) 10,000 shares of common stock held by Mr. Mottley’s spouse.
(4)	Mr. Stapleton is the Chairman of the Board, Chief Financial Officer and Secretary of the Company. Includes (I) 3,500,000 shares issuable upon the exercise of outstanding stock options that are currently exercisable or will become exercisable within sixty (60) days following December 26, 2014, and (ii) 51 shares of common stock that are issuable upon conversion of Series B Convertible Preferred Stock held by Mr. Stapleton.
(5)	Mr. Holt is a Director of the Company. Includes 250,000 shares issuable upon the exercise of outstanding stock options that are currently exercisable or will become exercisable within sixty (60) days following December 26, 2014.
(6)	Includes 7,050,000 shares issuable upon the exercise of outstanding stock options that are currently exercisable or will become exercisable within sixty (60) days following December 26, 2014 and 51 shares of common stock that are issuable upon conversion of Series B Convertible Preferred Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of September 30, 2014, (i) the number of securities to be issued upon the exercise of outstanding options, warrants and rights issued under our equity compensation plans, (ii) the weighted-average exercise price of such options, warrants and rights, and (iii) the number of securities remaining available for future issuance under our equity compensation plans (excluding those securities set forth in Item (i)).

Table of Contents Index to Financial Statements

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted average price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding (a)) (c)(2)

Equity compensation plans approved by security holders	7,900,000	$0.378	3,485,913
Equity compensation plans not approved by security holders	—	$—	—
Total	7,900,000	$0.378	3,485,913

___________

(1)	All outstanding options identified above are governed by the terms of the Company’s 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan authorizes the granting of stock-based awards to purchase up to 30,000,000 shares of our common stock. Under the 2005 Plan, our Board of Directors or a committee of two or more non-employee directors designated by our Board administers the 2005 Plan. As such, the Board or compensation committee, as applicable, has the power to grant awards, to determine when and to whom awards will be granted, the form of each award, the amount of each award, and any other terms or conditions of each award consistent with the terms of the 2005 Plan. Awards may be made to employees, directors and consultants of the Company and our subsidiaries. The types of awards that may be granted under the 2005 Plan include incentive and non-statutory stock options, stock appreciation rights, stock awards, restricted stock, and performance shares. Each award agreement will specify the number and type of award, together with any other terms and conditions as determined by the Board of Directors or committee in its sole discretion. In the event of an acquisition of the Company through the sale of substantially all of the Company's assets or through a merger, exchange, reorganization or liquidation of the Company or a similar event, the Board of Directors or applicable committee may take any action with respect to outstanding awards that it deems equitable, including providing for the assumption or substitution of outstanding awards, or the acceleration or termination of unvested awards. The Board of Directors may amend or discontinue the 2005 Plan at any time.
(2)	Includes (i) 3,224,469 shares available for future issuance under the 2005 Plan, and (ii) 261,444 shares available for future issuance under a separate plan approved in 2004 that was registered on a Form S-8 registration statement filed on June 14, 2004. Shares have been and may be issued from time to time to certain employees and consultants as compensation for services rendered to the Company and may be issued outside or as part of the 2005 Plan. In the event of an issuance of common stock in lieu of compensation, the number of shares to be issued and the price of the stock at issuance will be determined by the Board of Directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships

Since January 2012, Management Resource Initiatives, Inc. (“MRI”) has been managing and overseeing the process of marketing and selling the El Capitan Property and performing other services aimed at furthering the Company's strategic goals pursuant to an unwritten consulting arrangement. Under this arrangement, the Company paid MRI a monthly consulting fee of $10,000 through July 2013. Effective August 1, 2013, the monthly consulting fee was increased to $15,000. The Company made aggregate payments of $180,000 to MRI during fiscal 2014. MRI is a corporation that is wholly-owned by John F. Stapleton.

Table of Contents Index to Financial Statements

On August 1, 2014, Company issued fifty-one (51) shares of Series B Preferred Stock to John F. Stapleton for a purchase price equal to $1.00 per share. As a result of the voting rights of the Series B Preferred Stock, Mr. Stapleton holds in the aggregate approximately 51% of the total voting power of all issued and outstanding voting capital of the Company solely with respect to matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent and relate to Company capitalization (including, without limitation, increasing and/or decreasing the number of authorized shares of common stock and/or preferred stock, and implementing forward and/or reverse stock splits) and changes in the Company’s name. Mr. Stapleton does not otherwise have the right under the Certificate of Designation to vote the Series B Preferred Stock on matters brought before the Company’s stockholders. The Company’s Board of Directors believes that the issuance of the Series B Preferred Stock to Mr. Stapleton facilitates the Company’s ability to manage its affairs with respect to the limited matters on which the Series B Stockholder is entitled to vote.

Director Independence

Although the Company is not listed on a national securities exchange, in determining whether the members of our Board and its committees are independent, the Company has elected to use the definition of “independence” set forth by the NASDAQ Stock Market (“NASDAQ”) and the standards for independence established by NASDAQ. After review of relevant transactions or relationships between each director, or any of his family members, and the Company, its senior management and its independent registered public accounting firm, the Board has determined that Bradley C. Holt is an independent director within the meaning of the applicable listing standards of NASDAQ. John F. Stapleton and, Charles C. Mottley are not independent directors under the NASDAQ standard based in part on their positions as executive officers and employees of the Company.

The director independence rules of NASDAQ require listed companies to have an audit committee of at least three members, each of whom (in addition to satisfying other conditions) is an independent director. The Company’s audit committee is comprised of John F. Stapleton and, therefore, would not meet this NASDAQ requirement.

The director independence rules of NASDAQ require that the compensation of the chief executive officer and other officers of a listed company be determined, or recommended to the Board for determination, either by a compensation committee comprised of independent directors or by a majority of the independent directors on its Board of Directors. Until his resignation as a Director on December 24, 2014, Mr. Tony J. Burger served as the only member of the compensation committee. Due to Mr. Burger’s resignation, the Board intends to appoint a new independent director or directors as the member(s) of the Compensation Committee in the near future. Until such appointment, the Company’s compensation committee does not meet this NASDAQ requirement.

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

The following table summarizes the aggregate fees billed to the Company by MaloneBailey, LLP in relation to the audits and quarterly reviews of the Company for the fiscal years ended September 30, 2014 and 2013:

	Year Ended September 30, 2013	Year Ended September 30, 2014

Audit Fees (1)	$61,000	$51,000
Audit-Related Fees (2)	$—	$—
Tax Fees (3)	$—	$—
All Other Fees (4)	$—	$—

_______________
(1)	Audit Fees. Audit fees include fees for professional services performed for the audit of our annual consolidated financial statements, review of quarterly consolidated financial statements included in our SEC filings, and assistance and issuance of consents associated with other SEC filings.
(2)	Audit-Related Fees. Audit-related fees are fees for assurance and related services that are reasonably related to the audit. This category includes fees related to assistance consulting on financial accounting/reporting standards.
(3)	Tax Fees. Tax fees primarily include professional services performed with respect to preparation of our federal and state tax returns for our consolidated subsidiaries.
(4)	All Other Fees. All other fees include products and services provided, other than the services reported comprising Audit Fees, Audit Related Fees and Tax Fees.

The audit committee of the Board of Directors has reviewed the services provided by MaloneBailey, LLP during the fiscal year ended September 30, 2014 and the amounts billed for such services, and after consideration, has determined that the receipt of these fees by MaloneBailey, LLP is compatible with the provision of independent audit services. The audit committee has discussed these services and fees with MaloneBailey, LLP and Company management to determine that they are appropriate under the rules and regulations concerning auditor independence promulgated by the U.S. Securities and Exchange Commission to implement the Sarbanes-Oxley Act of 2002, as well as under guidelines of the American Institute of Certified Public Accountants.

Pre-Approval Policy

The audit committee charter provides that all audit and non-audit accounting services that are permitted to be performed by the Company’s independent registered public accounting firm under applicable rules and regulations must be pre-approved by the audit committee or by designated independent members of the audit committee, other than with respect to de minimis exceptions permitted under Section 202 of the Sarbanes-Oxley Act of 2002. All services performed by MaloneBailey during the fiscal  years ending September 30, 2014 and 2013 have been pre-approved in accordance with the charter.

Prior to or as soon as practicable following the beginning of each fiscal year, a description of audit, audit-related, tax, and other services expected to be performed by the independent registered public accounting firm in the following fiscal year will be presented to the audit committee for approval. Following such approval, any requests for audit, audit-related, tax, and other services not presented and pre-approved must be submitted to the audit committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant specific pre-approval between meetings, as necessary, may be delegated to one or more members of the audit committee who are independent directors. In the event such authority is so delegated, the full audit committee must be updated at the next regularly scheduled meeting with respect to any services that were granted specific pre-approval by delegation. During the fiscal year ending September 30, 2014, the audit committee has functioned in conformance with these procedures.

Table of Contents Index to Financial Statements

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

2.1	Agreement and Plan of Merger between the Company, Gold and Minerals Company, Inc. and MergerCo, dated June 28, 2010 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 7, 2010).
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form S-4 Registration Statement #333-170281 filed on November 2, 2010).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2014).
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 31, 2011).
3.4	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 1, 2014).
3.5	Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form S-4 Registration Statement #333-170281 filed on November 2, 2010).
4.1	Rights Agreement dated August 25, 2011 between the Company and OTR, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on August 31, 2011).
10.1	Equity Purchase Agreement dated July 11, 2011 between El Capitan Precious Metals, Inc. and Southridge Partners II, LP. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 12, 2011).
10.2	Amendment No. 1 to Equity Purchase Agreement by and between El Capitan Precious Metals, Inc. and Southridge Partners II, LP, dated April 3, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 4, 2013).
10.3	Equity Purchase Agreement dated July 30, 2014 by and between El Capitan Precious Metals, Inc. and Southridge Partners II, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 30, 2014).
10.4	2005 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 Registration Statement #333-177417 filed on October 20, 2011).
10.5	Form of Stock Option Agreement (Director) (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed December 14, 2012).
10.6	Agreement dated March 10, 2014 between the Company and Glencore AG (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q filed on July 22, 2014).+
10.7	Master Services Agreement dated February 28, 2014 by and between the Company and Logistica, U.S. Terminals, LLC, including the Iron Ore Processing Agreement attached as Appendix A thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2014). +
10.8*	Note and Warrant Purchase Agreement dated October 17, 2014, including the 8% Secured Promissory Note, Common Stock Purchase Warrant and Security Agreement attached as Exhibits A, B and C thereto.
21.1*	Subsidiaries of El Capitan Precious Metals, Inc.
23.1*	Consent of Clyde L. Smith, Ph.D.
23.2*	Consent of MaloneBailey, LLP

Table of Contents Index to Financial Statements

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document**
101.SCH*	XBRL Extension Schema Document**
101.CAL*	XBRL Extension Calculation Linkbase Document**
101.DEF*	XBRL Extension Definition Linkbase Document**
101.LAB*	XBRL Extension Labels Linkbase Document**
101.PRE*	XBRL Extension Presentation Linkbase Document**

__________________

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
+

Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

Financial Statement Schedules

None.

Table of Contents Index to Financial Statements

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EL CAPITAN PRECIOUS METALS, INC.

Date: December 29 2014	By:	/s/ Charles C. Mottley
Charles C. Mottley
Chief Executive Officer
(Principal Executive Officer)

Date: December 29 2014	By:	/s/ John F. Stapleton
John F. Stapleton
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Charles C. Mottley	Chief Executive Officer, Director	December 29, 2014
Charles C. Mottley	(Principal Executive Officer)

/s/ John F. Stapleton	Chairman of the Board, Director, Chief	December 29, 2014
John F. Stapleton	Financial Officer (Principal Financial
Officer), Secretary

/s/ Bradley C. Holt	Director	December 29, 2014
Bradley C. Holt

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS

FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE

NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The registrant has not sent to its security holders any annual report covering the registrant’s fiscal year ended September 30, 2014.

