Form 10-Q
period 2014-12-31
EL CAPITAN PRECIOUS METALS INC
filed 2015-02-13
CIK 1135202

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 278,648,195 shares of common stock, par value $0.001, of the issuer were issued and outstanding as of February 13, 2015.

1

EL CAPITAN PRECIOUS METALS, INC.

CAUTIONARY NOTE REGARDING EXPLORATION STAGE STATUS

We are considered an “exploration stage” company under the U.S. Securities and Exchange Commission (“SEC”) Industry Guide 7, Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations (“Industry Guide 7”), because we do not have reserves as defined under Industry Guide 7.  Reserves are defined in Guide 7 as that part of a mineral deposit which can be economically and legally extracted or produced at the time of the reserve determination.  The establishment of reserves under Guide 7 requires, among other things, certain spacing of exploratory drill holes to establish the required continuity of mineralization and the completion of a detailed cost or feasibility study.

Because we have no reserves as defined in Industry Guide 7, we have not exited the exploration stage and continue to report our financial information as an exploration stage entity as required under Generally Accepted Accounting Principles (“GAAP”).  Although for purposes of FASB Accounting Standards Codification Topic 915, Development Stage Entities, we have exited the development stage and no longer report inception to date results of operations, cash flows and other financial information, we will remain an exploration stage company under Industry Guide 7 until such time as we demonstrate reserves in accordance with the criteria in Industry Guide 7.

Because we have no reserves, we have and will continue to expense all mine construction costs, even though these expenditures are expected to have a future economic benefit in excess of one year.  We also expense our reclamation and remediation costs at the time the obligation is incurred.  Companies that have reserves and have exited the exploration stage typically capitalize these costs, and subsequently amortize them on a units-of-production basis as reserves are mined, with the resulting depletion charge allocated to inventory, and then to cost of sales as the inventory is sold.  As a result of these and other differences, our financial statements will not be comparable to the financial statements of mining companies that have established reserves and have exited the exploration stage.

SEC INDUSTRY GUIDE 7 DEFINITIONS

The following definitions are taken from the mining industry guide entitled “Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations” contained in the Securities Act Industry Guides published by the United States Securities and Exchange Commission, as amended.

Exploration State	The term “exploration state” (or “exploration stage”) includes all issuers engaged in the search for mineral deposits (reserves) which are not in either the development or production stage.

Development Stage	The term “development stage” includes all issuers engaged in the preparation of an established commercially mineable deposit (reserves) for its extraction which are not in the production stage. This stage occurs after completion of a feasibility study.

Mineralized Material	The term “mineralized material” refers to material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

Probable (Indicated) Reserve	The term “probable reserve” or “indicated reserve” refers to reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

Production Stage	The term “production stage” includes all issuers engaged in the exploitation of a mineral deposit (reserve).

Proven (Measured) Reserve	The term “proven reserve” or “measured reserve” refers to reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

Reserve	The term “reserve” refers to that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility study done to bankable standards that demonstrates the economic extraction. (“Bankable standards” implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing.) A reserve includes adjustments to the in-situ tons and grade to include diluting materials and allowances for losses that might occur when the material is mined.

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

 EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2014	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73,972	$218,513
Prepaid expense and other current assets	135,672	99,086
Inventory	33,254	—
Total Current Assets	242,898	317,599

Property and equipment, net of accumulated depreciation of $13,644 and $3,017, respectively	597,164	567,566
Exploration property	1,864,608	1,864,608
Restricted cash	15,000	15,000
Deposits	41,589	22,440
Total Assets	$2,761,259	$2,787,213

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$145,026	$132,580
Notes payable, net of unamortized discounts of $176,397 and $158,559, respectively	744,351	491,441
Accrued liabilities	171,206	149,314
Total Current Liabilities	1,060,583	773,335

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 51 and 51 shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 278,053,877 and 278,053,877 shares issued and outstanding, respectively	278,054	278,054
Additional paid-in capital	206,878,765	206,411,222
Accumulated deficit	(205,456,143)	(204,675,398)
Total Stockholders’ Equity	1,700,676	2,013,878
Total Liabilities and Stockholders’ Equity	$2,761,259	$2,787,213

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF EXPENSES

(Unaudited)

	Three Months Ended December 31,
	2014	2013
OPERATING EXPENSES:
Professional fees	$51,393	$146,144
Administrative consulting fees	65,000	65,000
Legal and accounting fees	28,241	23,147
Exploration costs	101,883	184,552
Other general and administrative	460,412	224,590
Total Operating Expenses	706,929	643,433

LOSS FROM OPERATIONS	(706,929)	(643,433)

OTHER INCOME (EXPENSE):
Interest income	15	59
Interest expense	(73,831)	(87)
Total Other Income (Expense)	(73,816)	(28)

NET LOSS	$(780,745)	$(643,461)

Basic and Diluted Per Share Data:
Net Loss Per Share - basic and diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding:
Basic and diluted	278,053,877	265,204,438

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(780,745)	$(643,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrant and option expense	377,379	234,262
Stock-based compensation	—	40,000
Amortization of debt discounts	55,216	—
Amortization of deferred financing costs	4,701	—
Depreciation	10,627	155
Net change in operating assets and liabilities:
Prepaid expenses and other current assets	(24,176)	(31,193)
Inventory	(33,254)
Deferred costs	—	100,000
Deposits	(19,149)	—
Accounts payable	12,446	(43,974)
Accrued liabilities	(3,664)	15,865
Interest payable	25,556	—
Net Cash Used in Operating Activities	(375,063)	(328,346)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(40,225)	—
Net Cash Used in Investing Activities	(40,225)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	250,000
Proceeds from notes payable	250,000	—
Proceeds from warrant exercise	—	21,500
Increase in finance contracts	22,968	17,439
Payments on finance contracts	(2,221)	(3,488)
Net Cash Provided by Financing Activities	270,747	285,451

NET DECREASE IN CASH AND CASH EQUIVALENTS	(144,541)	(42,895)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	218,513	373,692

CASH AND CASH EQUIVALENTS, END OF PERIOD	$73,972	$330,797

(Continued)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months Ended December 31,
	2014	2013

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$172	$—
Cash paid for income taxes	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reversal of common stock granted for deferred costs	$—	$(20,476)
Warrants issued with debt	73,053	—
Warrants issued for deferred financing costs	17,111	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Business, Operations and Organization

The accompanying unaudited interim financial statements of El Capitan Precious Metals, Inc. (“El Capitan” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending September 30, 2015, or for any subsequent period. These interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2014, included in the Company’s Annual Report on Form 10-K, filed with the SEC on December 29, 2014. The consolidated balance sheet at September 30, 2014, has been derived from the audited financial statements included in the 2014 Annual Report.

Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2014 as reported in the Form 10-K have been omitted. Certain prior year amounts have been reclassified to conform to the current year presentation.

El Capitan is an exploration stage company as defined by the Security and Exchange Commission’s (“SEC”) Industry Guide 7 as the Company has no established reserves as required under the Industry Guide 7. We are principally engaged in the exploration of precious metals and other minerals on the El Capitan property located near Capitan, New Mexico (the “El Capitan Property”). The Company is in mineral exploration state activities and expanding its permitting with the State of New Mexico Minerals and Mining Division to expand the Company’s mineral exploration activities.

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

Stock-Based Compensation

El Capitan recognized stock-based administrative compensation aggregating $377,379 and $234,262 for common stock options issued to administrative personnel and consultants during the three months ended December 31, 2014 and 2013, respectively. Also during the three months ended December 31, 2013, the Company paid stock-based compensation consisting of common stock issued to non-employees aggregating $40,000.

Exploration Property Costs

Exploration property costs are expensed as incurred until such time as economic reserves are quantified. To date El Capitan has not established any proven or probable reserves on the El Capitan Property. The Company has capitalized $1,864,608 of exploration property acquisition costs reflecting its investment in the El Capitan Property.

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2015. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and should not be reflected in the estimate of the grant-date fair value of the award. This standard is not expected to have an effect on the Company’s reported financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2016. This update contains amendments that clarify the principles for management’s assessment of an entity’s ability to continue as a going concern. This standard is not expected to have an effect on the Company’s reported financial position or results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC during the current reporting period did not, or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

Effective May 1, 2009, El Capitan has informal arrangements with two individuals, one of whom is an officer and is also director of El Capitan, pursuant to which such individuals serve as support staff for the functioning of the home office and all related corporate activities and projects. Effective June 1, 2010, El Capitan amended the aggregate monthly payments with these two individuals under the arrangements to $16,667. Effective August 1, 2013, the monthly compensation was increased to $21,667. There are no written agreements with these individuals. Total administrative consulting fees expensed under these informal agreements for the three months ended December 31, 2014 and 2013 was $65,000.

In January 2012, the Company retained Management Resource Initiatives, Inc., a company controlled by the Chief Financial Officer and Director of El Capitan, for services with a monthly consulting fee of $10,000, which monthly fee was increased to $15,000 effective August 1, 2013.

NOTE 3 – noteS payable

Under an agreement with Logistica U.S. Terminals, LLC (“Logistica”) dated February 28, 2014, Logistica agreed to remit a $400,000 payment on the Company’s behalf that represented the remaining balance of the Company’s purchase price for a heavy ore trailing separation line to be used for processing of mineralized material at the El Capitan mine site. The Company previously remitted $100,000 toward the purchase of such equipment. In consideration for Logistica remitting such payment, the Company agreed to deliver a $400,000 promissory note to Logistica and issued 2,500,000 shares of common stock to a designee of Logistica under the Company’s 2005 Stock Incentive Plan. The promissory note accrues interest at 4.5%, with principal and accrued interest payments to be made out of the Company’s proceeds from sale of iron extracted from mineralized material as part of the Company’s exploration activities. The relative fair value of the common stock was determined to be $222,222 and was recorded as a discount to the promissory note that is being amortized to interest expense over the expected life of the note through October 31, 2015. During the quarter ended December 31, 2014, amortization expense of $35,146 was recognized. The outstanding balance under this note payable was $400,000 and the unamortized discount on the note payable was $123,413 as of December 31, 2014.

On September 8, 2014, the Company received an advance of $250,000 under a $500,000 Note and Warrant Purchase Agreement entered into on October 17, 2014. The Note is secured by the net proceeds received by the Company from its sale of tailings separated from iron recovered by the Company at the El Capitan Property, carries an interest rate of 8% per annum, and matures July 17, 2015. The remaining $250,000 was advanced to the Company on October 17, 2014. On October 17, 2014, the Company also issued warrants to purchase an aggregate of 882,353 shares of common stock in connection with this note of which 735,294 were issued to the lender and 147,058 were issued to a third party at a purchase price equal to $0.17 per share. The relative fair value of the 735,294 warrants was determined to be $73,053 and was recorded as a discount to the promissory note and is being amortized to interest expense over the life of the note through July 17, 2015. During the three months ended December 31, 2014, amortization expense of $20,070 was recognized. The outstanding balance under this note payable was $500,000 and the unamortized discount on the note payable was $52,983 as of December 31, 2014. The fair value of the 147,058 warrants was determined to be $17,111 and was recorded as deferred financing costs and is being amortized to interest expense over the life of the note through July 17, 2015. During the three months ended December 31, 2014, amortized expense of $4,701 was recognized and the unamortized deferred financing costs balance was $12,410 as of December 31, 2014.

On November 20, 2014, the Company entered into an agreement to finance a portion of its insurance premiums in the amount of $22,968 at an interest rate of 9.0% with equal payments of $2,392.65 including interest, due monthly beginning December 21, 2014 and continuing through September 21, 2015. As December 31, 2014, the outstanding balance under this note payable was $20,747.

The components of the notes payable at December 31, 2014 are as follows:

	Principal	Unamortized
	Amount	Discount	Net

Notes payable	$920,747	$(176,396)	$744,351

The components of the notes payable at September 30, 2014 are as follows:

	Principal	Unamortized
	Amount	Discount	Net

Notes payable	$650,000	$(158,559)	$491,441

NOTE 4 – FAIR VALUE MEASUREMENTS

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on December 31, 2014 and September 30, 2014:

December 31, 2014:	Level 1	Level 2	Level 3	Total

Assets
Exploration property	$—	$—	$1,864,608	$1,864,608
Liabilities
None	$—	$—	$—	$—

September 30, 2014:	Level 1	Level 2	Level 3	Total

Assets
Exploration property	$—	$—	$1,864,608	$1,864,608
Liabilities
None	$—	$—	$—	$—

The exploration property associated with the El Capitan Property, which the Company is intending to continue to market for sale to a major mining company, is classified as Level 3. The fair value of the exploration property is determined based upon the cost basis of El Capitan’s investment in the exploration property under U.S. GAAP. A qualified independent third party appraisal has been done on the property. The appraised value was established based upon comparable sales of similar assets, certain assumptions regarding market demand for this asset and detailed property data input as supplied by the Company’s consulting geologist. As this valuation was based upon unobservable inputs, El Capitan classified the exploration property as Level 3. There was no change in the carrying valuation of the exploration property during the year ended September 30, 2014 or the quarter ended December 31, 2014.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Related Party

In January 2012, the Company retained Management Resource Initiatives, Inc. (“MRI”) for managing and overseeing the process of marketing and selling the El Capitan Property and performing other services aimed at furthering the Company's strategic goals pursuant to an unwritten consulting arrangement. Under this arrangement, the Company pays MRI a current monthly consulting fee of $15,000. The Company made aggregate payments of $45,000 to MRI during the three months ended December 31, 2014 and 2013, respectively. MRI is a related party because it is a corporation that is wholly-owned by John F. Stapleton who is the Company’s Chief Financial Officer and Director.

Purchase Contract with Glencore AG

On March 10, 2014, the Company entered into a life-of-mine off take agreement with Glencore AG (“Glencore”) for the sale of iron extracted from mineralized material at the El Capitan Property (such agreement is referred to herein as the “Glencore Purchase Contract”). Under the terms of the Glencore Purchase Contract, the Company agreed to sell to Glencore, and Glencore agreed to purchase from the Company, iron that meets the applicable specifications from the El Capitan mine. Payment for the iron is to be made pursuant an irrevocable letter of credit in favor of the Company. The purchase price is based on an index price less an applicable discount. Either party may terminate the Glencore Purchase Contract following a breach by the other party that remains uncured for a specified period after receipt of written notice.

Agreements with Logistica U.S. Terminals, LLC

In anticipation of, and in conjunction with, the Glencore Purchase Contract, the Company entered into a Master Services Agreement (the “Master Agreement”) and corresponding Iron Ore Processing Agreement (the “Processing Agreement”) with Logistica U.S. Terminals, LLC (“Logistica”), each effective as of February 28, 2014. Pursuant to these agreements, Logistica agreed to, among other things, provide the logistics required for the Company to fulfill its obligations under the Glencore Purchase Contract, to assist the Company in financing the costs of processing and delivering iron under the Glencore Purchase Contract, and to provide and/or manage the processing that iron.

Master Agreement with Logistica

Under the Master Agreement, the Company agreed that Logistica will be the exclusive logistics agent for the purpose of moving iron extracted from mineralized material at the El Capitan Property from the El Capitan Property to Glencore’s designated exporting port or final destination. Logistics services include operational supplement chain management and supervision of all logistics providers and operations from the El Capitan mine to the vessel loading port. Logistics services do not include obtaining and maintaining operating, environmental and mining permits, and land and mineral rights, which are the responsibility of the Company. Also under the Master Agreement, Logistica is required to use its best efforts to establish an operating credit line capable of funding all processing and delivery costs and, upon opening and funding such a credit line, will disburse as needed all operating costs contemplated under the Glencore Purchase Contract. The Company is required to reimburse Logistica for all such amounts, without interest, out of payments received from Glencore in respect of the purchase of the iron.

In consideration for Logistica’s funding and logistics services, the Company will pay Logistica a percentage of the Company’s profits from the sale of iron under the Glencore Purchase Contract. If any sale of iron under the Glencore Purchase Contract results in a loss instead of a profit, as a result of a decrease in index pricing of iron or otherwise, then the Company is required to make up the shortfall out of profits from any precious metals processing and refining business, to the extent of available profits therefrom, or otherwise. If iron index prices drop below the price in place at inception of the Glencore Purchase Contract by more than 5%, then the Company will be required to provide Logistica with a greater percentage of profits commensurate with and equivalent to Logistica’s loss of profit share due to the reduction in iron index prices. At inception of the Glencore Purchase Contract, the Platts 62% FE CFR China iron index price was $121.24. In the event of a future sale of the El Capitan Property, the Company must either ensure that its agreements with Logistica are assumed by the purchaser or pay Logistica a termination fee.

Either party may terminate the Master Agreement following a breach by the other party that remains uncured for 60 days after receipt of written notice. The Master Agreement will otherwise continue indefinitely.

Processing Agreement with Logistica

Under the Processing Agreement, Logistica has agreed to deliver iron processing equipment to the El Capitan Property and to use it best efforts to process, to contract specification, stock pile and load for delivery iron that the Company has contracted to sell to Glencore under the Glencore Purchase Contract. In order to do so, Logistica will act as the Company’s turn-key contractor for all of the Company’s iron processing and delivery activities at the El Capitan Property. In consideration for such services, the Company will pay Logistica a set price per metric ton of iron that is processed in accordance with the Glencore Purchase Contract specifications and purchased by Glencore. As additional compensation for entering into the Processing Agreement, the Company issued 4,000,000 shares of common stock to a designee of Logistica under the Company’s 2005 Stock Incentive Plan valued at $800,000. The shares vested immediately upon grant and the $800,000 was expensed in full during the year ended September 30, 2014.

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

The offering of shares under the 2014 Agreement has been made pursuant to a registration statement on Form S-3 (Registration Statement No. 333-193208) previously filed with the Securities and Exchange Commission, and prospectus supplements thereunder. The benefits and representations and warranties set forth in the 2014 Agreement are not intended to and do not constitute continuing representations and warranties of the Company or any other party to persons not a party thereto, including without limitation, any future or other investor.

As of December 31, 2014, we have sold shares of common stock to Southridge under the 2011 and 2014 Agreements for aggregate proceeds of $4,250,000, and have the right, subject to certain conditions, to sell to Southridge $1,650,000 of newly-issued shares of El Capitan common stock pursuant to the 2014 Agreement, subject to the satisfaction of applicable closing conditions.

Preferred Stock Issuances

During the three months ended December 31, 2014, the Company did not issue any shares of preferred stock.

Common Stock Issuances

   During the three months ended December 31, 2014, the Company did not issue any shares of common stock.

Warrants

During the three months ended December 31, 2014, the Company:

(i)	The Company issued to an investor 735,294 three year fully vested warrants at an exercise price of $0.17 per share as related to the $500,000 promissory note. The relative fair value of the warrants was determined to be $73,053 using the Black-Scholes option pricing model and was recorded as a discount to the promissory note and is being amortized to interest expense over the expected life of the note through July 17, 2015. During the three months ended December 31, 2014, amortization expense of $20,070 was recognized.

(ii)	The Company issued 147,058 three year fully vested warrants at an exercise price of $0.17 per share as placement fees related to the $500,000 promissory note. The fair value of the warrants was determined to be $17,111 using the Black-Scholes option pricing model and was recorded as deferred financing costs to be amortized over the life of the loan through July 17, 2015. During the three months ended December 31, 2014, amortized expense of $4,701 was recognized and the unamortized deferred financing costs balance was $12,410 as of December 31, 2014.

Options

Aggregate options expense recognized was $377,379 for the three months ended December 31, 2014. As of December 31, 2014, there was unamortized option expense of $148,325.

 During the three months ended December 31, 2014, the Company:

(i)	Granted, pursuant to the 2005 Stock Incentive Plan, (a) to two directors of the Company each a ten-year stock option to purchase 500,000 shares of the Company’s common stock , (b) to two directors of the Company each a ten-year stock option to purchase 250,000 shares of the Company’s common stock and (c) to the controller a ten-year stock option to purchase 250,000 shares of the Company’s common stock, all of which vested immediately, at an exercise price of $0.15 per share. The fair value of the options was determined to be $218,471 using the Black-Scholes option pricing model and was expensed as warrant and option costs during the three months ended December 31, 2014.

(ii)	Granted, to a consultant a ten-year stock option to purchase an aggregate of 500,000 shares of the Company’s common stock at an exercise price of $0.15 per share with the options vesting on the date of grant. The fair value of the options was determined to be $73,158 using the Black-Scholes option pricing model and was expensed as warrant and option costs during the three months ended December 31, 2014.

(iii)	Granted, to a consultant a ten-year stock option to purchase an aggregate of 1,500,000 shares of the Company’s common stock at an exercise price of $0.15 per share with the options vesting equally over a six-month period from the date of the grant. The fair value of the options was determined to be $219,473 using the Black-Scholes option pricing model and $71,148 was expensed as warrant and option costs during the three months ended December 31, 2014 and $148,325 remains to be expensed over the remaining vesting period.

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of its warrant and option awards. The following table summarizes the significant assumptions used in the model during the three months ended December 31, 2014:

Exercise prices	$0.15 - $0.17
Expected volatilities	115.01% - 139.28%
Risk free interest rates	0.79% - 2.36%
Expected terms	5.0 - 10.0 years
Expected dividends	—

Stock option activity, both within and outside the plan and warrant activity, for the three months ended December 31, 2014, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price

Outstanding at September 30, 2014	7,900,000	$0.38	—	$—
Granted	3,750,000	0.15	882,352	0.17
Canceled	(312,500)	0.345	—	—
Expired	—	—	—	—
Exercised	—	—	—	—

Outstanding at December 31, 2014	11,337,500	$0.30	882,352	$0.17

Exercisable at December 31, 2014	10,087,500	$0.32	882,352	$0.17

The range of exercise prices and remaining weighted average life of the options outstanding at December 31, 2014 were $0.13 to $1.02 and 5.82 years, respectively. The aggregate intrinsic value of the outstanding options at December 31, 2014 was $0.

The range of exercise prices and remaining weighted average life of the warrants outstanding at December 31, 2014 were $0.17 and 2.8 years, respectively. The aggregate intrinsic value of the outstanding warrants at December 31, 2014 was $0.

The Company adopted its 2005 Stock Incentive Plan (the “2005 Plan”) pursuant to which the Company reserved and registered 30,000,000 shares for stock and option grants. As of December 31, 2014, there were 1,786,969 shares available for grant under the 2005 Plan, excluding the 11,337,500 options outstanding.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to December 31, 2014, and through February 13, 2015, El Capitan sold an aggregate of 594,318 shares to Southridge Partners under the Equity Purchase Agreement for aggregate cash proceeds of $50,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim consolidated financial statements and related notes which are included in Item 1 of this Quarterly Report on Form 10-Q, and with our audited financial statements and the “Risk Factors” section included in our Form 10-K for the year ended September 30, 2014, filed with the U.S. Securities and Exchange Commission (“SEC”) on December 29, 2014.

Company Overview

The Company is an exploration stage company as defined by the Security and Exchange Commission’s (“SEC”) Industry Guide 7 as the Company has no established reserves as required under the Industry Guide 7. We have owned interests in several properties located in the southwestern United States in the past. We are principally engaged in the exploration of precious metals and other minerals on the El Capitan property located near Capitan, New Mexico (the “El Capitan Property”). We have not engaged in any revenue-producing operations. We have accomplished significant steps in our strategic business plan in our fiscal year 2014 and expect to begin planned mineral exploration activity in the quarter ending March 31, 2015. We have not yet demonstrated the existence of proven or probable reserves at our El Capitan Property.  As a result, and in accordance with accounting principles generally accepted in the United States for exploration stage companies, all expenditures for exploration and evaluation of our properties are expensed as incurred.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013

Revenues

We did not realize any revenue from exploration activities during the three months ended December 31, 2014 or during the comparable prior year period.

Expenses and Net Loss

Our operating expenses increased $63,496 from $643,433 for the three months ended December 31, 2013 to $706,929 for the three months ended December 31, 2014. The net increase is mainly attributable to increases in other general and administrative of $235,813, which was partially offset by decreases of $94,751 in professional fees and $ 82,669 in exploration expenses.

The decreases in professional fees is mainly attributable to costs relating to investor relations activities and consisted of decreased non-cash stock compensation of $40,000 and costs related to options of $47,086 in the current reporting period.

The decrease in exploration expenses consisted mainly of decreases in mineralized material processing of $99,282, assay costs of $23,885, consulting fees of $4,489 and costs allocated to inventory at December 31, 2014 of $33,254. These decreases were offset by increases in legal fees of $11,107 that were related to the issuance of permits, rental equipment costs of $35,599 and miscellaneous exploration costs of $31,975 related to preparing the site for mineral extraction.

The increase in other general and administrative is attributable to increases in non-cash costs of $190,203 attributable to administration option costs, stockholder meeting costs of $11,805, travel costs of $16,557 and depreciation of $10,472.

Other expense during the first quarter of fiscal 2015 increased $73,788 over the comparable prior year period. This increase is attributable to increased interest expense in the current period of measurement of $73,744, which consisted of non-cash amortization of note discounts of $55,216, amortization of deferred financing costs of $4,701 and $13,827 of interest on notes and installment contract payable

Our net loss for the three months ended December 31, 2014 increased to $780,745 from a net loss of $643,461 incurred for the comparable three month period ended December 31, 2013. The increase in net loss of $137,284 for the current period is attributable to the aforementioned net increase in exploration and other expenses.

Financial Condition, Liquidity and Capital Resources

Historically we have relied on equity and debt financings to finance our ongoing operations.

On July 30, 2014, we entered into an Equity Purchase Agreement (the “2014 Agreement”) with Southridge Partners, LP (“Southridge”), pursuant to which the Company may from time to time, in its discretion, sell newly-issued shares of its common stock to Southridge for aggregate gross proceeds of up to $1,900,000. Unless terminated earlier, Southridge’s purchase commitment will automatically terminate on the earlier of July 30, 2016, or the date on which aggregate purchases by Southridge under the 2014 Agreement total $1,900,000. The Company has no obligation to sell any shares under the 2014 Agreement. We entered into the 2014 Agreement upon the expiration of a similar Equity Purchase Agreement that we previously entered into with Southridge in 2011. For a summary of the 2014 Agreement, see “NOTE 6 – STOCKHOLDERS’ EQUITY – Equity Purchase Agreement” of the Notes to Consolidated Financial Statements.

On October 17, 2014, we entered into a private Note and Warrant Purchase Agreement with an accredited investor pursuant to which the Company borrowed $500,000 against delivery of a promissory note in such amount and issued warrants to purchase 882,352 shares of our common stock pursuant to the Note and Warrant Purchase Agreement. The promissory note carries an interest rate of 8% per annum, is due July 17, 2015 and is secured by a first priority security interest in all right, title and interest of the Company in and to the net proceeds received by the Company from its sale of tailings separated from iron recovered by the Company at the El Capitan Property.

During the fiscal year 2014, we entered into agreements with Logistica U.S. Terminals, LLC (“Logistica”) and Glencore AG (“Glencore”) to govern the extraction and sale to Glencore of iron from mineralized material at the El Capitan Property. We expect to commence these activities, and begin generating revenue from them, upon the issuance of our final approved permit, which we expect to occur in the second quarter of fiscal 2015. However, there is no assurance that we will generate revenue on this timeframe, or at all. Currently we anticipate funding our future operations using revenues from the sale of iron to Glencore and from a revolving credit line associated with the Logistica agreements. For a summary of our agreements with Logistica and Glencore, see “NOTE 5 – COMMITMENTS AND CONTINGENCIES” of the Notes to Consolidated Financial Statements. However, unless and until we produce sufficient cash flow from sales to Glencore, we may continue to utilize Southridge as a source of financing to fund our necessary operations and draw down on the facility as operating costs require. Because our public float was less than $75 million upon the December 29, 2015 filing of our Annual Report on Form 10-K, we are not currently eligible to utilize Form S-3 registration statements on a primary basis. As a result, we will be required to amend the structure of our arrangement with Southridge in order to continue to obtain financing from them. We cannot predict with certainty if or on what timeframe we will be able to do so.

Other than pursuant to the 2014 Agreement, we have no current committed sources of additional capital. To the extent that we are required to raise additional capital, we do not know whether it will be available on terms favorable or acceptable to us when needed, if at all. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. In addition, we may grant future investors rights superior to those of our existing stockholders. If we raise additional funds by incurring debt, we could incur significant interest expense and become subject to covenants in the related transaction documentation that could affect the manner in which we conduct our business. If adequate additional capital is not available when required, we may be forced to reduce or eliminate our exploration activities and our marketing efforts for the sale of the El Capitan Property.

As of December, 2014, we had cash on hand of $73,973 and an accumulated deficit of $205,456,143. Based upon our budgeted burn rate, we currently have operating capital for approximately one-half month, excluding any cash that would be received by the Company upon the sale of its shares of common stock under the terms of the 2014 Agreement.

Factors Affecting Future Mineral Exploration Results

We have generated no revenues, other than interest income and miscellaneous revenue from the sale of two dore’ bars, since inception. As a result, we have only a limited history upon which to evaluate our future potential performance. Our potential must be considered by evaluation of all risks and difficulties encountered by exploration companies which have not yet established business operations and anticipated results and situations of entering active exploration activities.

The price of gold and silver has experienced an increase in value over the past five years. Beginning in April 2013, the price of gold and silver has experienced a downward swing. A significant permanent drop in the price of gold, silver or other precious metals may have a materially adverse effect on the future results of potential exploration activities and the opportunity to market the sale of the El Capitan Property. The costs associated with the recovery of precious metals may also cause a material adverse effect on the financial success of the Company and our ability to market the sale of the El Capitan Property.

Off-Balance Sheet Arrangements

During the three months ended December 31, 2014, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

Contractual Obligations

As of December 31, 2014, we had no contractual obligations (including long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations and other long-term liabilities reflected on our balance sheet under GAAP) that are expected to have an adverse effect on our liquidity and cash flows in future periods.

Critical Accounting Policies

Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Note 1, “Business, Basis of Presentation and Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended September 30, 2014 , filed with the SEC on December 29, 2014, describes our significant accounting policies which are reviewed by management on a regular basis.

New Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in its periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any material pending legal proceedings and to our knowledge, no such proceedings by or against the Company have been threatened.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the year ended September 30, 2014, filed with the U.S. Securities and Exchange Commission on December 29, 2014, in addition to the other information included in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time prior to investing in our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On October 17, 2014, we entered into a private Note and Warrant Purchase Agreement with an accredited investor pursuant to which the Company borrowed $500,000 against delivery of a promissory note in such amount and issued warrants to purchase 882,352 shares of our common stock pursuant to the Note and Warrant Purchase Agreement. The promissory note carries an interest rate of 8% per annum, is due July 17, 2015 and is secured by a first priority security interest in all right, title and interest of the Company in and to the net proceeds received by the Company from its sale of tailings separated from iron recovered by the Company at the El Capitan Property. The issuance of notes and warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger between the Company, Gold and Minerals Company, Inc. and MergerCo, dated June 28, 2010 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 7, 2010).
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form S-4 Registration Statement #333-170281 filed on November 2, 2010).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2014).
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 31, 2011).

(Continued)

Exhibit Number	Description

3.4	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 1, 2014).
3.5	Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form S-4 Registration Statement #333-170281 filed on November 2, 2010).
4.1	Rights Agreement dated August 25, 2011 between the Company and OTR, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on August 31, 2011).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document**
101.SCH*	XBRL Extension Schema Document**
101.CAL*	XBRL Extension Calculation Linkbase Document**
101.DEF*	XBRL Extension Definition Linkbase Document**
101.LAB*	XBRL Extension Labels Linkbase Document**
101.PRE*	XBRL Extension Presentation Linkbase Document**

_________________

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EL CAPITAN PRECIOUS METALS, INC.

Dated: February 13, 2015	By:	/s/ Charles C. Mottley
Charles C. Mottley Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: February 13, 2015	By:	/s/ John F. Stapleton
John F. Stapleton Chief Financial Officer and Director (Principal Financial Officer)

