Form 10-K/A
period 2014-09-30
EL CAPITAN PRECIOUS METALS INC
filed 2015-03-06
CIK 1135202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

El Capitan Precious Metals, Inc. is filing this Form 10-K/A (Amendment No. 2) to our Annual Report on Form 10-K for the year ended September 30, 2014 filed with the Securities and Exchange Commission on December 29, 2014, as amended by Amendment No. 1 filed on February 18, 2015, for the purpose amending certain disclosures regarding our business and properties as of such dates set forth in Part I, Items 1 and 2, of the original Form 10-K, as amended, and to reflect exhibits filed with this Amendment No. 2.

Except as described above, this Form 10-K/A does not modify or update other disclosures in the Form 10-K, including the nature and character of such disclosure to reflect events occurring after the filing date of the original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission. The filing of this Form 10-K/A is not an admission that the original 10-K, when originally filed or as previously amended, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

On November 7, 2013 we announced that we had recovered 1.04 ounces per ton of gold equivalent from the El Capitan Property. These results were based on samples sold in an arm’s-length transaction to an independent refinery. The chain-of-custody samples were finely milled and magnetically separated using specific gravity concentrating methodology without the use of cyanide. Parameters used to calculate the economic value were 0.22 and .60 ounces of gold from hematite and magnetite mineralized material, respectively, and 6.05 ounces of silver form the mineralized material at the then current market price of $1,285 and $22.30 per ounce, respectively. This preliminary production testing represents the complete methodology – from samples to final sale.

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

In May 2014, we announced recovery results of .40 of gold equivalent per ton of El Capitan samples. The precious metals processing was completed in China as part of testing related to the calibration and tuning of the heavy metals separation device that will be used on site at the El Capitan Property in New Mexico. After the separation of the hematite and magnetite from the El Capitan mineralized material, an independent lab processed the precious metals that yielded the .40 of gold equivalent per ton of samples. Parameters used to calculate the economic value was were 0.20, 3.2 and 0.25 ounces of gold, silver and palladium per ton, respectively, of mineralized material at the then current market price of $1,287.25, $19.56 and $837 per ounce, respectively. We have successfully completed the assembly and testing of the AuraSource Heavy Metals Separation System at the New Mexico mine site.

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

In May 2009, we received results from a commercial lab for additional assay tests that were comparable to the test procedures used in December 2008.  The gold values indicated average gold grades of .032 ounces per ton, which were similar to the December 2008 values and also indicated average silver grades of 1.25 ounces per ton, equating to an average gold equivalent of .05 ounces per ton at the then current market price of $913 and $13.90 per ounce, respectively. The test representing recoverable values using standard extraction techniques. The December 2008 tests did not test for silver values. Our consultants determined that the low assay results reported in February 2009 came from an entirely different assay procedure and therefore were not comparable to the results obtained in the December 2008 and May 2009 tests.

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

On November 3, 2010, we engaged another qualified consulting company to analyze ten chain-of-custody core samples from the El Capitan Property, utilizing three different recovery processes. These tests were conducted in early 2011. In April 2011, we received results that indicated potential economic values of mineralized material The results differed by analytical method, and the consulting company  undertook additional testing to achieve comparable results before proceeding with analysis and process testing of additional samples.  In August 2011, we received the analytical data from work performed by the consulting company. This third party source took considerable time to perform the needed research to confirm the values of the mineralized material samples taken from “Chain-of-Custody” samples removed from the El Capitan Property. Review of the data supported El Capitan’s expectations of commercially recoverable mineralized material, and the most recent samples of the mineralized material produced dore’ bars sold on the basis of their 1.2 ounces of gold equivalent per ton. Parameters used to calculate the economic value were .19 and 41 ounces of gold and silver per ton, respectively, of mineralized material at the then current market price of $1,511 and $37.84 per ounce, respectively.

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

Parameters used to calculate the economic value in A above were 0.077 and 0.038 ounces of gold and platinum per ton, respectively, of mineralized material at the then current market price of $1,270.50 and $1,372 per ounce, respectively.

Parameters used to calculate the economic value in B above were 0.17, 1.34 and 0.07 ounces of gold, silver and platinum per ton, respectively, of mineralized material at the then current market price of $1,270.50, $20.49 and $1,372 per ounce, respectively.

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

Parameters used to calculate the economic value were 0.20, 3.2 and 0.25 ounces of gold, silver and palladium per ton, respectively, of mineralized material at the then current market price of $1,287.25, $19.56 and $837 per ounce, respectively.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

2.1	Agreement and Plan of Merger between the Company, Gold and Minerals Company, Inc. and MergerCo, dated June 28, 2010 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 7, 2010).
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form S-4 Registration Statement #333-170281 filed on November 2, 2010).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2014).
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 31, 2011).
3.4	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 1, 2014).
3.5	Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form S-4 Registration Statement #333-170281 filed on November 2, 2010).
4.1	Rights Agreement dated August 25, 2011 between the Company and OTR, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on August 31, 2011).
10.1	Equity Purchase Agreement dated July 11, 2011 between El Capitan Precious Metals, Inc. and Southridge Partners II, LP. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 12, 2011).
10.2	Amendment No. 1 to Equity Purchase Agreement by and between El Capitan Precious Metals, Inc. and Southridge Partners II, LP, dated April 3, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 4, 2013).
10.3	Equity Purchase Agreement dated July 30, 2014 by and between El Capitan Precious Metals, Inc. and Southridge Partners II, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 30, 2014).
10.4	2005 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 Registration Statement #333-177417 filed on October 20, 2011).
10.5	Form of Stock Option Agreement (Director) (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed December 14, 2012).
10.6	Agreement dated March 10, 2014 between the Company and Glencore AG (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q filed on July 22, 2014).+
10.7	Master Services Agreement dated February 28, 2014 by and between the Company and Logistica, U.S. Terminals, LLC, including the Iron Ore Processing Agreement attached as Appendix A thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2014). +
10.8	Note and Warrant Purchase Agreement dated October 17, 2014, including the 8% Secured Promissory Note, Common Stock Purchase Warrant and Security Agreement attached as Exhibits A, B and C thereto (incorporated by referenced to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on December 29, 2014).
21.1	Subsidiaries of El Capitan Precious Metals, Inc. (incorporated by referenced to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on December 29, 2014).
23.1*	Consent of Clyde L. Smith, Ph.D.
23.2	Consent of MaloneBailey, LLP (incorporated by referenced to Exhibit 23.2 to the Company’s Amendment No. 1 to Annual Report on Form 10-K filed on February 18, 2015).

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to the Company’s Amendment No. 1 to Annual Report on Form 10-K filed on February 18, 2015).**
101.SCH	XBRL Extension Schema Document (incorporated by reference to Exhibit 101.SCH to the Company’s Amendment No. 1 to Annual Report on Form 10-K filed on February 18, 2015).**
101.CAL	XBRL Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to the Company’s Amendment No. 1 to Annual Report on Form 10-K filed on February 18, 2015).**
101.DEF	XBRL Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to the Company’s Amendment No. 1 to Annual Report on Form 10-K filed on February 18, 2015).**
101.LAB	XBRL Extension Labels Linkbase Document (incorporated by reference to Exhibit 101.LAB to the Company’s Amendment No. 1 to Annual Report on Form 10-K filed on February 18, 2015).**
101.PRE	XBRL Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to the Company’s Amendment No. 1 to Annual Report on Form 10-K filed on February 18, 2015).**

__________________

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
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

EL CAPITAN PRECIOUS METALS, INC.

Date: March 6, 2015	By:	/s/ Charles C. Mottley
Charles C. Mottley
Chief Executive Officer
(Principal Executive Officer)

Date: March 6, 2015	By:	/s/ John F. Stapleton
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

