Form 10-Q
period 2015-06-30
EL CAPITAN PRECIOUS METALS INC
filed 2015-08-14
CIK 1135202

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 282,548,195 shares of common stock par value $0.001, of the issuer were issued and outstanding as of August 14, 2015.

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

 EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2015	2014
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,097	$218,513
Prepaid expense and other current assets	138,839	99,086
Inventory	33,254	—
Total Current Assets	180,190	317,599

Property and equipment, net of accumulated depreciation of $47,021 and $3,017, respectively	604,516	567,566
Exploration property	1,864,608	1,864,608
Restricted cash	74,497	15,000
Deposits	22,440	22,440
Total Assets	$2,746,251	$2,787,213

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$474,897	$132,580
Notes payable, net of unamortized discounts of $110,213 and $158,559, respectively	969,975	491,441
Note payable to related party, net of unamortized discount of $7,058	22,942	—
Accrued liabilities	186,222	149,314
Total Current Liabilities	1,654,036	773,335

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 51 and 51 shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 282,548,195 and 278,053,877 shares issued and outstanding, respectively	282,548	278,054
Additional paid-in capital	207,259,704	206,411,222
Accumulated deficit	(206,450,037)	(204,675,398)
Total Stockholders’ Equity	1,092,215	2,013,878
Total Liabilities and Stockholders’ Equity	$2,746,251	$2,787,213

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF EXPENSES

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014

OPERATING EXPENSES:
Professional fees	$56,090	$53,947	$161,720	$293,585
Administrative consulting fees	65,000	65,000	195,000	195,000
Legal and accounting fees	18,239	27,562	87,975	113,056
Exploration costs	102,693	162,383	294,506	1,215,976
Other general and administrative	146,757	68,640	765,327	555,197
Total Operating Expenses	388,779	377,532	1,504,528	2,372,814

LOSS FROM OPERATIONS	(388,779)	(377,532)	(1,504,528)	(2,372,814)

OTHER INCOME (EXPENSE):
Interest income	2	12	19	85
Interest expense:
Related parties	(1,332)	—	(2,160)	—
Other	(17,979)	(38,106)	(47,612)	(39,957)
Amortization of debt discounts	(88,293)	—	(220,358)	—
Total Other Income (Expense)	(107,602)	(38,094)	(270,111)	(39,872)

NET LOSS	$(496,381)	$(415,626)	$(1,774,639)	$(2,412,686)

Basic and Diluted Per Share Data:
Net Loss Per Share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding:
Basic and diluted	281,751,392	275,491,711	279,514,937	269,845,559

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,774,639)	$(2,412,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrant and option expense	525,703	499,869
Stock-based compensation	67,550	849,625
Amortization of debt discounts	204,312	33,503
Amortization of deferred financing costs	16,046	—
Depreciation	44,004	887
Net change in operating assets and liabilities:
Prepaid expenses and other current assets	(9,100)	(19,200)
Inventory	(33,254)	—
Deferred costs	—	100,000
Accounts payable	342,317	59,183
Accrued liabilities	10,300	3,550
Interest payable	26,608	6,016
Net Cash Used in Operating Activities	(580,153)	(879,253)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(80,954)	(118,381)
Restricted cash	(59,497)	—
Net Cash Used in Investing Activities	(140,451)	(118,381)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	50,000	715,000
Proceeds from options exercised	—	21,500
Proceeds from notes payable	408,000	—
Proceeds from notes payable to related party	30,000	—
Increase in finance contracts	38,084	17,439
Payments on finance contracts	(15,896)	(17,439)
Net Cash Provided by Financing Activities	510,188	736,500

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(210,416)	(261,134)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	218,513	373,692

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,097	$112,558

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$23,044	$—
Cash paid for income taxes	—	—

(Continued)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Nine Months Ended June 30,
	2015	2014

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Warrants issued with debt	$73,053	$—
Warrants issued for deferred financing costs	17,111	—
Common stock issued with debt	119,559	—
Reversal of common stock granted for deferred costs	—	20,476
Common stock issued with equipment note payable	—	222,222
Debt issued for purchase of equipment	—	400,000

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

El Capitan is an exploration stage company as defined by the SEC’s Industry Guide 7 as the Company has no established reserves as required under Industry Guide 7. We are principally engaged in the exploration of precious metals and other minerals on the El Capitan property located near Capitan, New Mexico (the “El Capitan Property”). The Company is in mineral exploration state activities and has expanded its permitting with the State of New Mexico Minerals and Mining Division to expand the Company’s mineral exploration activities.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries El Capitan Precious Metals, Inc., a Delaware corporation; Gold and Minerals Company, Inc., a Nevada corporation; and EL Capitan, Ltd., an Arizona corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

Basis of Presentation and Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company currently has no source of revenue to cover its costs.  The Company has incurred a net loss of $1,774,639 for the nine months ended June 30, 2015, and has a total accumulated deficit of $206,450,037 and a working capital deficit of $1,473,846 at June 30, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Stock-Based Compensation

El Capitan recognized stock-based administrative compensation aggregating $593,253 and $1,349,494 for common stock options and common stock issued to administrative personnel and consultants during the nine months ended June 30, 2015 and 2014, respectively.

Restricted Cash

Restricted cash consists of two certificates of deposits in favor of the New Mexico Minerals and Mining Division for a total of $74,497. The amount was increased $59,497 with the issuance of the Company’s expanded mining permit and is posted as a financial assurance for required reclamation work to be completed on mined acreage.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers,” which will supersede nearly all existing revenue recognition guidance under GAAP. ASU No. 2014-09 provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption and will become effective for the Company in the first quarter of fiscal 2018. The Company is evaluating the alternative transition methods and the potential effects of the adoption of this update on its consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03 “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU No. 2015-03 provides that an entity: (1) present debt issuance costs in the balance sheet as a direct deduction from the carrying value of the associated debt liability rather than as an asset; and (2) report amortization of debt issuance costs as interest expense. ASU No. 2015-03 will become effective for the Company in the first quarter of fiscal 2017. The Company does not expect the adoption of this update will have a material impact on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC during the current reporting period did not, or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

Effective May 1, 2009, El Capitan has informal arrangements with two individuals, one of whom is an officer and is also director of El Capitan, pursuant to which such individuals serve as support staff for the functioning of the home office and all related corporate activities and projects. Effective June 1, 2010, El Capitan amended the aggregate monthly payments with these two individuals under the arrangements to $16,667. Effective August 1, 2013, the monthly compensation was increased to $21,667. There are no written agreements with these individuals. Total administrative consulting fees expensed under these informal agreements for the nine months ended June 30, 2015 and 2014 was $195,000.

In January 2012, the Company retained Management Resource Initiatives, Inc., a company controlled by the Chief Financial Officer and a Director of El Capitan, for services with a monthly consulting fee of $10,000, which monthly fee was increased to $15,000 effective August 1, 2013. Total consulting fees expensed to Management Resource Initiatives, Inc. for the nine months ended June 30, 2015 and 2014 was $135,000.

On February 4, 2015, the Company signed a note payable with Management Resource Initiatives, Inc. for $30,000 at 18% interest per annum and due February 4, 2016. The note provides an incentive for the issuance of 200,000 shares of restricted common stock of the Company for the loan (see Note 3).

NOTE 3 – noteS payable

Under an agreement with Logistica U.S. Terminals, LLC (“Logistica”) dated February 28, 2014, Logistica agreed to remit a $400,000 payment on the Company’s behalf that represented the remaining balance of the Company’s purchase price for a heavy ore trailing separation line to be used for processing of mineralized material at the El Capitan mine site. The Company previously remitted $100,000 toward the purchase of such equipment. In consideration for Logistica remitting such payment, the Company agreed to deliver a $400,000 promissory note to Logistica and issued 2,500,000 shares of common stock to a designee of Logistica under the Company’s 2005 Stock Incentive Plan. The promissory note accrues interest at 4.5%, with principal and accrued interest payments to be made out of the Company’s proceeds from sale of iron extracted from mineralized material as part of the Company’s exploration activities. The relative fair value of the common stock was determined to be $222,222 and was recorded as a discount to the promissory note that is being amortized to interest expense over the expected life of the note through October 31, 2015. During the nine months ended June 30, 2015, amortization expense of $122,202 was recognized. The outstanding balance under this note payable was $400,000 and the unamortized discount on the note payable was $36,357 as of June 30, 2015. Accrued interest on the note at June 30, 2015 was $24,016.

On September 8, 2014, the Company received an advance of $250,000 under a $500,000 Note and Warrant Purchase Agreement entered into on October 17, 2014 (the “2014 Note”). The 2014 Note is secured by the net proceeds received by the Company from its sale of tailings separated from iron recovered by the Company at the El Capitan Property, carries an interest rate of 8% per annum, and matures on July 17, 2015. The remaining $250,000 was advanced to the Company on October 17, 2014. On October 17, 2014, the Company also issued warrants to purchase an aggregate of 882,352 shares of common stock in connection with the 2014 Note of which 735,294 were issued to the lender and 147,058 were issued to a third party at a purchase price equal to $0.17 per share. The relative fair value of the 735,294 warrants was determined to be $73,053 and was recorded as a discount to the promissory note and is being amortized to interest expense over the life of the note through July 17, 2015. During the nine months ended June 30, 2015, amortization expense of $68,503 was recognized. The outstanding balance under the 2014 Note is $500,000 and the unamortized discount on the 2014 Note is $4,550 as of June 30, 2015. The fair value of the 147,058 warrants was determined to be $17,111 and was recorded as deferred financing costs and is being amortized to interest expense over the life of the note through July 17, 2015. During the nine months ended June 30, 2015, amortized expense of $16,046 was recognized and the unamortized deferred financing costs balance was $1,065 as of June 30, 2015. Accrued interest on this note at June 30, 2015 was $8,109.

On November 20, 2014, the Company entered into an agreement to finance a portion of its insurance premiums in the amount of $22,968 at an interest rate of 9.0% with equal payments of $2,392.65 including interest, due monthly beginning December 21, 2014 and continuing through September 21, 2015. As of June 30, 2015, the outstanding balance under this note payable was $7,072.

On February 4, 2015, the Company signed two notes with different investors for $63,000 at 18% interest per annum and due February 4, 2016. Each note provides an incentive for the issuance of 200,000 shares of restricted common stock of the Company for the loan. One maker of the loans is affiliated with the Company and provided $30,000 (see Note 2). Accrued interest on these notes at June 30, 2015 was $4,536. The relative fair value of the common stock was determined to be $21,211 and was recorded as discounts to the promissory notes that are being amortized to interest expense over the life of the notes. During the nine months ended June 30, 2015, amortization expense of $6,907 was recognized. The outstanding balance under these notes payable was $63,000 and the unamortized discounts on the notes payable was $14,034 as of June 30, 2015.

On April 16, 2015, the Company entered into an agreement with a third party financing source pursuant to which the lender has committed to loan the Company a total of $200,000 in installments. The first installment of $50,000 was advanced on April 17, 2015, the second installment of $50,000 was advanced on May 15, 2015, the third installment of $25,000 was advanced on June 16, 2015 and the fourth installment of $25,000 was advanced on July 20, 2015. Two additional advances of $25,000 each are scheduled to be made on the 15th day of August and September, 2015. The loan accrues interest at 10% per year, with all principal and accrued interest being due and payable on April 17, 2016. To secure the loan, the Company has granted the lender a security interest in the AuraSource Heavy Metals Separation System located on the El Capitan Property. As additional consideration for the loan, the Company issued 3,000,000 shares of restricted common stock of the Company to the note holder. The relative fair value of the common stock was determined to be $98,348 and is recorded as discounts to the promissory note tranches as they are made and are being amortized to interest expense over the life of the note tranches. During the nine months ended June 30, 2015, amortization expense of $6,700 was recognized. The outstanding balance under these notes payable was $125,000 and the allocated unamortized discounts on the notes payable was $62,060 as of June 30, 2015. Accrued interest on these notes at June 30, 2015 was $1,760.

On June 16, 2015, the Company entered into an agreement to finance a portion of its insurance premiums in the amount of $15,116 at an interest rate of 8.75% with equal payments of $1,572.84 including interest, due monthly beginning July 14, 2015 and continuing through April 14, 2016. As of June 30, 2015, the outstanding balance under this note payable was $15,116.

The components of the notes payable including the note payable to related party at June 30, 2015 are as follows:

	Principal	Unamortized
	Amount	Discount	Net

Notes payable	$1,110,188	$(117,271)	$992,917

The components of the notes payable at September 30, 2014 are as follows:

	Principal	Unamortized
	Amount	Discount	Net

Notes payable	$650,000	$(158,559)	$491,441

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on June 30, 2015 and September 30, 2014:

June 30, 2015:	Level 1	Level 2	Level 3	Total

Assets
Exploration property	$—	$—	$1,864,608	$1,864,608
Liabilities
None	$—	$—	$—	$—

September 30, 2014:	Level 1	Level 2	Level 3	Total

Assets
Exploration property	$—	$—	$1,864,608	$1,864,608
Liabilities
None	$—	$—	$—	$—

The exploration property associated with the El Capitan Property, which the Company is intending to continue to market for sale to a major mining company, is classified as Level 3. The fair value of the exploration property is determined based upon the cost basis of El Capitan’s investment in the exploration property under U.S. GAAP. A qualified independent third party appraisal has been done on the property. The appraised value was established based upon comparable sales of similar assets, certain assumptions regarding market demand for this asset and detailed property data input as supplied by the Company’s consulting geologist. As this valuation was based upon unobservable inputs, El Capitan classified the exploration property as Level 3. There was no change in the carrying valuation of the exploration property during the year ended September 30, 2014 or the quarter ended June 30, 2015.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Related Party

In January 2012, the Company retained Management Resource Initiatives, Inc. (“MRI”) for managing and overseeing the process of marketing and selling the El Capitan Property and performing other services aimed at furthering the Company's strategic goals pursuant to an unwritten consulting arrangement. Under this arrangement, the Company pays MRI a current monthly consulting fee of $15,000. The Company made or accrued aggregate payments of $135,000 to MRI during the nine months ended June 30, 2015 and 2014, respectively. MRI is a related party because it is a corporation that is wholly-owned by John F. Stapleton who is the Company’s Chief Financial Officer and a Director.

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

The offering of shares under the 2011 Agreement were made pursuant to a registration statement on Form S-3 (Registration Statement No. 333-175038) previously filed by the Company with the Securities and Exchange Commission, and prospectus supplements thereto. The S-3 registration statement utilized a “shelf” registration process. Under this shelf registration process, from time to time, the Company sold any combination of the securities described in a prospectus supplement in one or more offerings, up to a total dollar amount of $5,000,000.

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

The offering of shares under the 2014 Agreement has been made pursuant to a registration statement on Form S-3 (Registration Statement No. 333-193208) previously filed by the Company with the Securities and Exchange Commission, and prospectus supplements thereto. The benefits and representations and warranties set forth in the 2014 Agreement are not intended to and do not constitute continuing representations and warranties of the Company or any other party to persons not a party thereto, including without limitation, any future or other investor.

As of June 30, 2015, we have sold shares of common stock to Southridge under the 2011 and 2014 Agreements for aggregate proceeds of $4,300,000, and have the right, subject to certain conditions, to sell to Southridge $1,600,000 of newly-issued shares of El Capitan common stock pursuant to the 2014 Agreement, subject to the satisfaction of applicable closing conditions. However, because the Company’s public float was less than $75 million upon the December 29, 2014 filing of its Annual Report on Form 10-K, the Company is no longer eligible to utilize Form S-3 registration statements on a primary basis. As a result, the Company will be required to amend the structure of the 2014 Agreement in order to continue to obtain financing from Southridge.

Preferred Stock Issuances

During the nine months ended June 30, 2015, the Company did not issue any shares of preferred stock.

Common Stock Issuances

During the nine months ended June 30, 2015, the Company issued 594,318 shares of common stock under the 2014 Agreement and received cash proceeds of $50,000.

The Company issued 400,000 shares of restricted common stock, as provided for in two loan agreements entered into in February 2015. The relative fair value of the stock under GAAP accounting was determined to be $21,211 and was accounted for as a discount to the loans and will be amortized over the life of the loans.

The Company issued 3,000,000 shares of restricted common stock, as provided for in a working capital loan entered into in April 2015. The relative fair value of the stock under GAAP accounting was determined to be $98,348 and $68,760 was accounted for as a discount to the loan and will be amortized over the life of the loan. The remaining $29,588 was accounted for as deferred debt issuance costs to be recognized as a discount to the loan upon receipt of the loan proceeds.

The Company issued 500,000 shares of restricted common stock to a creditor for carrying a significant balance. The market value of the shares issued was $67,550 and was classified as non-cash financing costs in the quarter ended June 30, 2015.

Warrants

During the nine months ended June 30, 2015, the Company:

(i)	Issued to an investor 735,294 three year fully vested warrants at an exercise price of $0.17 per share as related to the $500,000 2014 Note. The relative fair value of the warrants was determined to be $73,053 using the Black-Scholes option pricing model and was recorded as a discount to the 2014 Note and is being amortized to interest expense over the expected life of the note through July 17, 2015. During the nine months ended June 30, 2015, amortization expense of $68,504 was recognized and the unamortized discount was $4,550 as of June 30, 2015.

(ii)	Issued 147,058 three year fully vested warrants at an exercise price of $0.17 per share as placement fees related to the $500,000 2014 Note. The fair value of the warrants was determined to be $17,111 using the Black-Scholes option pricing model and was recorded as deferred financing costs to be amortized over the expected life of the note through July 17, 2015. During the nine months ended June 30, 2015, amortization expense of $16,046 was recognized and the unamortized deferred financing costs balance was $1,065 as of June 30, 2015.

Options

Aggregate options expense recognized was $525,703 for the nine months ended June 30, 2015. As of June 30, 2015, there was no unamortized option expense.

During the nine months ended June 30, 2015, the Company:

(i)	Granted, pursuant to the 2005 Stock Incentive Plan, (a) to two directors of the Company each a ten-year stock option to purchase 500,000 shares of the Company’s common stock, (b) to two directors of the Company each a ten-year stock option to purchase 250,000 shares of the Company’s common stock, and (c) to the controller a ten-year stock option to purchase 250,000 shares of the Company’s common stock, all of which vested immediately, at an exercise price of $0.15 per share. The fair value of the options was determined to be $218,471 using the Black-Scholes option pricing model and was expensed as warrant and option costs during the nine months ended June 30, 2015.

(ii)	Granted to a consultant a ten-year stock option to purchase an aggregate of 500,000 shares of the Company’s common stock at an exercise price of $0.15 per share with the options vesting on the date of grant. The fair value of the options was determined to be $73,158 using the Black-Scholes option pricing model and was expensed as warrant and option costs during the nine months ended June 30, 2015.

(iii)	Granted to a consultant a ten-year stock option to purchase an aggregate of 1,500,000 shares of the Company’s common stock at an exercise price of $0.15 per share with the options vesting equally over a six-month period from the date of the grant. The fair value of the options was determined to be $219,473 using the Black-Scholes option pricing model and $219,473 was expensed as warrant and option costs during the nine months ended June 30, 2015.

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of its warrant and option awards. The following table summarizes the significant assumptions used in the model during the nine months ended June 30, 2015:

Exercise prices	$0.15 - $0.17
Expected volatilities	115.01% - 139.28%
Risk free interest rates	0.79% - 2.36%
Expected terms	5.0 - 10.0 years
Expected dividends	—

Stock option activity, both within and outside the 2005 Stock Incentive Plan and warrant activity, for the nine months ended June 30, 2015, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price

Outstanding at September 30, 2014	7,900,000	$0.38	—	$—
Granted	3,750,000	0.15	882,352	0.17
Canceled	(312,500)	0.345	—	—
Expired	—	—	—	—
Exercised	—	—	—	—

Outstanding at June 30, 2015	11,337,500	$0.30	882,352	$0.17

Exercisable at June 30, 2015	11,337,500	$0.30	882,352	$0.17

The range of exercise prices and remaining weighted average life of the options outstanding at June 30, 2015 were $0.13 to $1.02 and 5.32 years, respectively. The aggregate intrinsic value of the outstanding options at June 30, 2015 was $0.

The range of exercise prices and remaining weighted average life of the warrants outstanding at June 30, 2015 were $0.17 and 2.3 years, respectively. The aggregate intrinsic value of the outstanding warrants at June 30, 2015 was $0.

The Company adopted its 2005 Stock Incentive Plan (the “2005 Plan”) pursuant to which the Company reserved and registered 30,000,000 shares for stock and option grants. As of June 30, 2015, there were 1,786,969 shares available for grant under the 2005 Plan, excluding the 11,337,500 options outstanding.

NOTE 7 – SUBSEQUENT EVENTS

On August 4, 2015, the Company entered into a six month Agreement with a sub-contractor for the purpose of initiating the processing and concentrating of the ore at the El Capitan Property. The sub-contractor will provide the necessary equipment and manpower under the Agreement. The processed and concentrated ore will be stockpiled at the El Capitan Property site for loading and shipping. The sub-contractor was issued 2,000,000 shares of common stock under the Agreement and the Company will pay the sub-contractor Twenty Dollars ($20) per ton of head ore processed and/or concentrated, which payment shall be made when the Company receives payment from the sale of the processed ore.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim consolidated financial statements and related notes which are included in Item 1 of this Quarterly Report on Form 10-Q, and with our audited financial statements and the “Risk Factors” section included in our Form 10-K for the year ended September 30, 2014, filed with the U.S. Securities and Exchange Commission (“SEC”) on December 29, 2014, as amended by Amendment Nos. 1 and 2 filed on February 18, 2015 and March 6, 2015, respectively.

Company Overview; Recent Developments

The Company is an exploration stage company as defined by the SEC’s Industry Guide 7 as the Company has no established reserves as required under Industry Guide 7. We have owned interests in several properties located in the southwestern United States in the past. We are principally engaged in the exploration of precious metals and other minerals on the El Capitan property located near Capitan, New Mexico (the “El Capitan Property”). We have not engaged in any revenue-producing operations. We accomplished significant steps in our strategic business plan in our fiscal year ended September 30, 2014.

On November 25, 2014, we received our Air Quality Permit from the New Mexico Environment Department. On March 25, 2015, the Modification 14-1 to our mine Permit No. LIOO5ME was issued by the Director of the Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department, and we posted an additional $59,495 financial assurance bond for the reclamation close out of the mined areas. We expected to commence planned mineral exploration activity in the quarter ended June 30, 2015. However, we have not yet demonstrated the existence of proven or probable reserves at our El Capitan Property.  As a result, and in accordance with accounting principles generally accepted in the United States for exploration stage companies, all expenditures for exploration and evaluation of our properties are expensed as incurred.

Basis of Presentation and Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company currently has no source of revenue to cover its costs.  The Company has incurred a loss of $1,774,639 for the nine months ended June 30, 2015, and has a total accumulated deficit of $206,450,037 and a working capital deficit of $1,473,846 at June 30, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To continue as a going concern, the Company is dependent on achievement of cash flow and profits from entering the production stage of operations. The Company does not have adequate liquidity to fund its current operations, meet its obligations and continue as a going concern. The Company secured a $200,000 working capital loan in April 2015 to assist bridging into mining operations. The Company is pursuing other short operational strategic financing alternatives or equity infusion.

The Company’s consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenues

We did not realize any revenue from exploration activities during the three months ended June 30, 2015 or during the comparable prior year period.

Expenses and Net Loss

Our operating expenses increased $11,247 from $377,532 for the three months ended June 30, 2014, to $388,779 for the three months ended June 30, 2015. The increase is mainly attributable to an increase in general and administrative of $78,117, offsetting decreases in legal and accounting of $9,323, and exploration costs of $59,696.

The increase in general and administrative is mainly attributable to increases in depreciation of $16,409 and non-cash financing fees of $67,550.

Our net loss for the three months ended June 30, 2015 increased to $496,381 from a net loss of $415,626 incurred for the comparable three month period ended June 30, 2014. The increase in net loss of $80,755 for the current period is attributable to the increases in net operating expenses and by an increase in other expenses of $69,508, comprised of increased amortization of debt discounts of $88,293 and offset by a decrease in interest expense of $18,795.

Nine Months Ended June 30, 2015 Compared to Nine Months Ended June 30, 2014

Revenues

We did not realize any revenue from exploration activities during the nine months ended June 30, 2015 or during the comparable prior year period.

Expenses and Net Loss

Our operating expenses decreased $868,286 from $2,372,814 for the nine months ended June 30, 2014 to $1,504,528 for the nine months ended June 30, 2015. The decrease is mainly attributable to reductions in professional fees of $131,865, legal and accounting of $25,084, exploration costs of $921,470 and offset by an increase in other general and administrative of $210,130.

The decrease in exploration costs consists mainly of a non-cash charge of stock compensation for services of $800,000 in the prior year period. The increase in general and administrative is mainly attributable to an increase in depreciation of $43,117, an increase in non-cash financing costs of $83,596, and increased option expense of $99,429.

Our net loss for the nine months ended June 30, 2015 decreased to $1,774,639 from a net loss of $2,412,686 incurred for the comparable nine month period ended June 30, 2014. The decrease in net loss of $638,047 for the period is attributable to the aforementioned net decrease in operating expenses and offset by an increase in other expenses of $230,154 comprised of increased interest expense of $9,815, amortization of debt discounts aggregating $220,358 and a decrease in interest income of $66.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2015, we had cash on hand of $8,097 and an accumulated deficit of $206,450,037. Based upon our budgeted burn rate, we currently have operating capital for only a fraction of month, excluding any cash that would be received by the Company under the financing arrangements referred to below.

Historically we have relied on equity and debt financing to finance our ongoing operations.

During the fiscal year 2014, we entered into agreements with Logistica U.S. Terminals, LLC (“Logistica”) and Glencore AG (“Glencore”) to govern the sale to Glencore of iron extracted from mineralized material at the El Capitan Property. We expect to commence these activities, and begin generating revenue from them, which we expect to occur in the fourth quarter of fiscal 2015. However, there is no assurance that we will generate revenue on this timeframe, or at all. For a summary of our agreements with Logistica and Glencore, see “Note 5 – Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

Separately, we are in the process of negotiating a prospective contract with a Hong Kong based trading company for the purchase of mineralized materials mined at the El Capitan Property. This agreement contemplates that the Hong Kong based trading company will provide a letter of credit in favor of the Company on which we would be able to drawn down to cover various upfront contract costs and to cover final settlement of the shipments to China when the mineralized material arrives at the Chinese port. Finalizing the prospective contract and arranging for the letter of credit required to accommodate its terms and conditions have taken longer to complete than we anticipated. We currently expect to enter into the contract and commence shipment of mineralized materials thereunder in the quarter ending September 30, 2015. However, there is no assurance that we will finalize the contract and commence shipments on this timeframe, or at all.

Currently we anticipate funding our future operations from a revolving credit line associated with the Logistica agreements, sales to Glencore of iron extracted from mineralized material at the El Capitan Property, and sales of mineralized materials under our prospective contract with the Hong Kong based trading company and other purchasers of mineralized material with whom we may contract in the future. However, unless and until we commence sales to Glencore, finalize our prospective contract with the Hong Kong based trading company and commence shipments thereunder and/or enter similar agreements for the purchase of mineralized material, and produce sufficient cash flow from future revenues, we will continue to rely on equity and/or debt financing to fund our operations. Our current financing arrangements are summarized below.

On July 30, 2014, we entered into an Equity Purchase Agreement (the “2014 Agreement”) with Southridge Partners, LP (“Southridge”), pursuant to which the Company may from time to time, in its discretion, sell newly-issued shares of its common stock to Southridge for aggregate gross proceeds of up to $1,900,000. Unless terminated earlier, Southridge’s purchase commitment will automatically terminate on the earlier of July 30, 2016, or the date on which aggregate purchases by Southridge under the 2014 Agreement total $1,900,000. The Company has no obligation to sell any shares under the 2014 Agreement. We entered into the 2014 Agreement upon the expiration of a similar Equity Purchase Agreement that we previously entered into with Southridge in 2011. The offering of shares under the 2014 Agreement has been made pursuant to a registration statement on Form S-3 (Registration Statement No. 333-193208) previously filed by the Company with the Securities and Exchange Commission, and prospectus supplements thereto. For a summary of the 2014 Agreement, see “Note 6 – Stockholders’ Equity – Equity Purchase Agreement” of the Notes to Consolidated Financial Statements. Because our public float was less than $75 million upon the December 29, 2014 filing of our Annual Report on Form 10-K, we are no longer eligible to utilize Form S-3 registration statements for the primary offering of securities. As a result, we will be required to amend the structure of the 2014 Agreement in order to continue to obtain financing from Southridge. We cannot predict with certainty if, or on what timeframe, we will be able to do so.

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

 On February 4, 2015, the Company issued unsecured promissory notes in the aggregate principal amount of $63,000. Outstanding amounts under these notes accrue interest at 18% per year, with all principal and accrued interest being due and payable on February 4, 2016. The Company’s obligations under both notes were personally guaranteed by the Company’s director and Chief Executive Officer. As additional consideration for the loan, the Company issued a total of 400,000 shares of restricted common stock of the Company to the lenders.

On April 16, 2015, the Company entered into an agreement with a third party financing source pursuant to which the lender has committed to loan the Company a total of $200,000 in installments. The first installment of $50,000 was advanced on April 17, 2015, the second installment of $50,000 was advanced on May 15, 2015, the third installment of $25,000 was advanced on June 16, 2015 and the fourth installment of $25,000 was advanced on July 20, 2015. Two additional advances of $25,000 each are scheduled to be made on the 15th day of August and September, 2015. The loan accrues interest at 10% per year, with all principal and accrued interest being due and payable on April 17, 2016. To secure the loan, the Company has granted the lender a security interest in the AuraSource Heavy Metals Separation System located on the El Capitan Property. As additional consideration for the loan, the Company issued 3,000,000 shares of restricted common stock of the Company to the note holder.

Our only committed sources of financing are pursuant to the 2014 Agreement with Southridge (which, as set forth above, we cannot currently utilize) and the aforementioned April 16, 2015 agreement. To the extent that we are required to raise additional capital, we do not know whether it will be available on terms favorable or acceptable to us when needed, if at all. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. In addition, we may grant future investors rights superior to those of our existing stockholders. If we raise additional funds by incurring debt, we could incur significant interest expense and become subject to covenants in the related transaction documentation that could affect the manner in which we conduct our business. If adequate additional capital is not available when required, we may be forced to reduce or eliminate our exploration activities and our marketing efforts for the sale of the El Capitan Property, or suspend our operations entirely.

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

Off-Balance Sheet Arrangements

During the nine months ended June 30, 2015, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

Contractual Obligations

As of June 30, 2015, we had no contractual obligations (including long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations and other long-term liabilities reflected on our balance sheet under GAAP) that are expected to have an adverse effect on our liquidity and cash flows in future periods.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any material pending legal proceedings and to our knowledge, no such proceedings by or against the Company have been threatened.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the year ended September 30, 2014, filed with the U.S. Securities and Exchange Commission on December 29, 2014, as amended by Amendment Nos. 1 and 2 filed on February 18, 2015 and March 6, 2015, respectively, in addition to the other information included in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time prior to investing in our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 16, 2015, the Company entered into an agreement with a third party financing source pursuant to which the lender has committed to loan the Company a total of $200,000 in installments over nine months. The loan accrues interest at 10% per year, with all principal and accrued interest being due and payable on April 17, 2016. To secure the loan, the Company has granted the lender a security interest in the AuraSource Heavy Metals Separation System located on the El Capitan Property. As additional consideration for the loan, the Company issued 3,000,000 shares of restricted common stock of the Company to the lender. The loan and related issuance of shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

On May 20, 2015, the Company issued 500,000 shares of restricted common stock of the Company to a creditor for carrying a significant balance. The issuance of shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

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

EL CAPITAN PRECIOUS METALS, INC.

Dated: August 14, 2015	By:	/s/ Charles C. Mottley
Charles C. Mottley Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: August 14, 2015	By:	/s/ John F. Stapleton
John F. Stapleton Chief Financial Officer and Director (Principal Financial Officer)

