Form 10-K
period 2015-09-30
EL CAPITAN PRECIOUS METALS INC
filed 2016-01-11
CIK 1135202

Table of Contents Index to Financial Statements

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐     Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☑

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of March 31, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $19,365,767 based on the last trading price of the registrant’s common stock of $0.075 as reported on the OTC Bulletin Board on such date.

As of January 11, 2016, the registrant had 307,681,187 shares of its $.001 par value common stock issued and outstanding.

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

This annual report contains forward-looking statements, including statements regarding, among other things:

•	our ability to continue as a going concern;
•	we will require additional financing in the future to start production at the El Capitan Property and to bring it into sustained commercial production;
•	our anticipated needs for working capital;
•	our ability to secure financing;
•	our dependence on our El Capitan Property for our future operating revenue, which property currently has no proven or probable reserves;
•	our mineralized material calculations at the El Capitan Property are only estimates and are based principally on historic data;
•	actual capital costs, operating costs, production and economic returns may differ significantly from those that we have anticipated;
•	exposure to all of the risks associated with starting and establishing new mining operations, if the development of our mineral project is found to be economically feasible;
•	title to some of our mineral properties may be uncertain or defective;
•	land reclamation and mine closure may be burdensome and costly;
•	significant risk and hazards associated with mining operations;
•	the requirements that we obtain, maintain and renew environmental, construction and mining permits, which is often a costly and time-consuming process and may be opposed by local environmental group;
•	our exposure to material costs, liabilities and obligations as a result of environmental laws and regulations (including changes thereto) and permits;
•	changes in the price of silver and gold;
•	extensive regulation by the U.S. government as well as state and local governments;
•	our projected sales and profitability;
•	anticipated trends in our industry;
•	unfavorable weather conditions;
•	the lack of commercial acceptance of our product or by-products;
•	problems regarding availability of materials and equipment; and
•	failure of equipment to process or operate in accordance with specifications, including expected throughput, which could prevent the production of commercially viable output.

Table of Contents Index to Financial Statements

These statements may be found under “Item 1. Business,” and “Item 7. Management’s Discussion and Analysis or Plan of Operations,” as well as in this annual report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Item 1A. Risk Factors” and matters described in this annual report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this annual report will in fact occur. We caution you not to place undue reliance on these forward-looking statements. In addition to the information expressly required to be included in this annual report, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

These risks and uncertainties and other factors include, but are not limited to, those set forth under “Item1A.Risk Factors”. All subsequent written and oral forward-looking statements attributable to the company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Table of Contents Index to Financial Statements

PART I

ITEM 1.	BUSINESS

El Capitan Precious Metals, Inc., a Nevada corporation, is based in Scottsdale, Arizona. Together with its consolidated subsidiaries (collectively referred to as the “Company,” “our” or “we”), the Company is an exploration stage company as defined by the Securities and Exchange Commission’s (“SEC”) Industry Guide 7, as the Company has no established reserves as required under the Industry Guide 7. We are principally engaged in the exploration of precious metals and other minerals. Our primary asset is the 100% equity interest in El Capitan, Ltd., an Arizona corporation (“ECL”), which holds an interest in the El Capitan property located near Capitan, New Mexico (the “El Capitan Property”). Our ultimate objective is to market and sell the El Capitan Property to a major mining company or enter into a joint venture arrangement with a major mining company to conduct mining operations. We have completed research and confirmation procedures on the recovery process for the El Capitan Property mineralized material and our evaluation as to the economic and legal feasibility of the property. We have not yet demonstrated the existence of proven or probable reserves at the El Capitan Property. To date, we have not had any material revenue producing operations.  There is no assurance that a commercially viable mineral deposit exists on our property.

We have completed testing and enhancement of our recovery process and have determined the existence and concentration of potentially commercially extractable precious metals or other minerals at the El Capitan Property. Based upon testing results on our mineralized material obtained during fiscal years 2013 and 2014, we determined to put the El Capitan Property into production to assist us in marketing the El Capitan Property for potential sale to a major mining company and to create potential cash flow for the Company through the sale of mineralized material at the El Capitan Property and, separately, iron extracted from such mineralized material.

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

In March 2014, we announced that the Company reached an agreement with Logistica US Terminals LLC (“Logistica”), a Texas-based limited liability company and member of LIT Group network. The contract, which is the first of several contracts with high-profile mining industry companies, supports the Company’s mineral exploration plans and represents a tactical initiative to support the marketing and potential sale of the El Capitan Property. Under the terms of a Master Service Agreement, Logistica has agreed to finance and operate the extraction of iron from mineralized materials at the El Capitan Property mine and provide the Company with a turnkey solution that also includes shipment of the iron to ports where buyers will take delivery. We are currently in the process of modifying the agreements with Logistica to encompass our concentrated mineralized material.

We also announced in March 2014 that we reached an agreement with GlencoreXstrata for the purchase of iron extracted from the mineralized materials at the El Capitan Property mine. Under the terms of the agreement, GlencoreXstrata has committed to ongoing purchases of iron from the El Capitan Property mine. GlencoreXstrata will issue a Letter of Credit to guarantee payment on the sale of the iron.

For additional information regarding the Glencore Purchase Contract and our agreements with Logistica, see “Note 8 – Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

Table of Contents Index to Financial Statements

In late April 2014, we announced the purchase of a heavy metals separation system from AuraSource, Inc (OTCBB and OCTQB: ARAO). This state-of-the-art technology will separate hematite and magnetite from other mineral elements in the El Capitan mineral deposits. The AuraSource process leaves a concentrate for additional processing that will further be used by the Company to extract the precious metals. The iron extracted from the mineralized material will be delivered at the El Capitan Property site pursuant to the Company’s current iron ore contract. Upon final operational approval to be received from the applicable governmental agencies, deliveries will commence, weather permitting, in the first quarter of 2016.

The Company has methods for both the separation of the iron and the separation and recovery of the precious metals that have repeatedly yielded consistent and commercially viable economic value results. Yet another significant aspect of these breakthrough technologies for separation and recovery is that they are environmentally friendly and do not rely on the use of caustic chemicals.

In September 2014, we announced the Company reached an agreement for the sale of precious-metals-rich tailings from the El Capitan Property mine to a Hong Kong-based trading company. To date, however, this agreement has not been finalized due to a disagreement regarding which party would serve the importer of the minimized materials. Also contributing to the delay on recognizing revenue from this contract are disputes involving unionized dock workers that hindered trade at international seaports on the West coast of the United States during the first and second quarters of 2015, and the subsequent downturn of the China economy later in 2015.

Our Company and its Subsidiaries

The Company is an exploration stage company that owns 100% of the outstanding common stock of El Capitan Precious Metals, Inc., a Delaware corporation (“El Capitan Delaware”). Prior to January 19, 2011, El Capitan Delaware owned a 40% interest in El Capitan, Ltd., an Arizona corporation (“ECL”).  On January 19, 2011, we acquired the remaining 60% interest in ECL from Gold and Minerals Company, Inc. (“G&M”) by merging an acquisition subsidiary created by the Company with and into G&M. In connection with the merger, each share of G&M common and preferred stock outstanding was exchanged for approximately 1.414156 shares of the Company’s common stock, resulting in the issuance of an aggregate of 148,127,043 shares of the Company’s common stock to former G&M stockholders. Upon closing of the merger, G&M became a wholly-owned subsidiary of the Company and our consolidated Company acquired 100% of ECL. As a result, we now own 100% of the El Capitan Property site.

Price of Precious Metals

Gold and silver are each traded as investments on various world markets, including London, New York, Zurich and Tokyo, and are fixed twice daily in London. The “fix” is the reference price on which a large number of precious metal transactions around the world are based. The price is set by a number of market members matching buy and sell orders from all over the world.

High, low and average London afternoon fix prices for gold and silver for the period from January 1, 2015 to September 30, 2015 and for the last five calendar years are as follows:

Gold - London Afternoon Fix Prices - US Dollars
	High	Low	Average
Period
For the nine months ended September 30, 2015	$1,296	$1,080	$1,179
For the year ended December 31, 2014	1,385	1,192	1,266
For the year ended December 31, 2013	1,694	1,192	1,411
For the year ended December 31, 2012	1,750	1,540	1,669
For the year ended December 31, 2011	1,895	1,319	1,572
For the year ended December 31, 2010	1,421	1,058	1,225
Data Source: Kitco

Table of Contents Index to Financial Statements

Silver - London Afternoon Fix Prices - US Dollars
	High	Low	Average
Period
For the nine months ended September 30, 2015	$18.23	$14.27	$16.01
For the year ended December 31, 2014	22.05	15.28	19.08
For the year ended December 31, 2013	32.23	18.61	23.79
For the year ended December 31, 2012	37.23	28.00	31.15
For the year ended December 31, 2011	48.70	26.16	35.12
For the year ended December 31, 2010	30.70	15.14	20.19
Data Source: Kitco

Our ability to sell the El Capitan Property will be highly dependent upon the price of these precious metals, the market for which can be highly volatile. There is no assurance that we will be able to recover precious metals from the El Capitan Property or that we will generate significant revenue from the sale of the El Capitan Property.

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

Government Regulation

Mining and exploration is highly regulated and subject to various constantly changing federal and state laws and regulations. These laws are becoming more and more restrictive, and include without limitation: the Clean Water Act; the Clean Air Act; the Comprehensive Environmental Response, Compensation and Liability Act; the Emergency Planning and Community Right-to-Know Act; the Endangered Species Act; the Federal Land Policy and Management Act; the National Environmental Policy Act; the Resource Conservation and Recovery Act; and related state laws. The environmental protection laws dramatically impact the mining and mineral extraction industries as it pertains to both the use of hazardous materials in the mining and extraction process and from the standpoint of returning the land to a natural look once the mining process is completed. Compliance with federal and state environmental regulations can be expensive and time-consuming, and given our limited resources, such regulations may have a material effect on the success of our operations.

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

Table of Contents Index to Financial Statements

In connection with the original plan of operation on the El Capitan Property that we filed with the BLM, we were required to pay a reclamation bond of $15,000. Upon payment we were issued a notice to proceed from the BLM. This allowed us to proceed with our original plan of operation on up to five (5) acres.  The permit was received by the Company from the previous owners of the El Capitan Property under a grandfather clause and allows operations on five (5) acres of the property at a time. In 2015, we amended the permit to allow operations on forty acres (40) of property at a time. The amended permit was issued in March 25, 2015, and we were required to increase our reclamation bond to $74,499.

In July 2007, we submitted a Plan of Operation for continued exploration on a 2,000 acre parcel within our more than 7,000 acres, at that time, Company claim block near Capitan, New Mexico with the U.S. Forest Service (“USFS”). We hired an experienced environmental services firm to manage this effort. Having this permit in place would provide the opportunity for a professional and methodical investigation into the additional geologic potential of this portion of our holdings, without requiring further time-consuming permitting efforts. The area being permitted will allow access to a number of high-potential targets identified through previous surface sampling and remote sensing efforts, as well as to the prospective area to the west of the existing deposit, which remains open to geologic resource extension. The USFS permitting effort is governed by the National Environmental Policy Act of 1970 (“NEPA”) and under the General Mining Law of 1872, as amended. In conjunction with the USFS filing, the Company submitted an Exploration Permit with the New Mexico Mining and Minerals Division (“MMD”). The permitting process is a robust process that can take a significant amount of time to complete. The typical process generally takes longer than the prescribed regulatory time frame, and is dependent upon a number of factors outside of our control, including, without limitation, governmental approvals, licensing and permitting, as well as potential opposition by third parties. Both permits must be approved prior to the commencement of drilling activity.

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

AMEC has also prepared the Stormwater Pollution Prevention Plan (“SWPPP”) that will be sent to the agencies upon permit approval. Informational copies of the SWPPP will be provided to the MMD and the USFS.   The SWPPP is an EPA required document for construction projects that disturb more than one (1) acre of land.  Prior to field activities, coverage under the New Mexico Construction General Permit (“CGP”) will be obtained by filing a Notice of Intent (“NOI”) with EPA Region 6. Coverage under the CGP is required prior to field work.  A copy of the SWPPP must be maintained at the project site during all construction activities.  New Mexico does not have primacy over the SWPPP requirements.  EPA Region 6 is the primary agency.

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

A PoO was submitted to the USFS in 2011.  Comments were received from the USFS and incorporated into a revised document which was resubmitted to the USFS.  In addition, at the request of the USFS, a NEPA scope of work (“SOW”) was prepared and submitted to the USFS in 2012.  Comments were received from the USFS and incorporated into a revised NEPA SOW.  This activity has been on hold since April 2013.  In February through April 2013, the existing mine permit (L1005 ME) for the El Capitan Property mine site and a cursory review of water rights issues were evaluated.

Table of Contents Index to Financial Statements

In May 2014, and in conjunction with requesting modifications to our mining permit, we submitted a revised PoO, as well as the required reclamation plan for the site. The modified permit approval process required we increase the amount of our reclamation bond to $74,495. We posted the increased bond in January 2015 and received the modified mining permit on March 25, 2015.

In June 2014 we applied for an Air Quality Permit for our operation, which is tied to the generation of dust from the mining and crushing process. This permit is in the final stages approval and the permit fees have been paid. This permit was issued by the New Mexico Environment Department Air Quality Bureau in November 2014.

Employees

We currently have informal arrangements with three individuals, two of whom are officers and directors of the Company, who serve as support staff for the functioning of all the corporate activities. There are no written agreements with these individuals. Additionally, we use consultants for the testing and exploration of property claims. If administrative requirements expand, we anticipate that we may hire additional employees, and utilize a combination of employees and consultants as necessary to conduct of these activities.

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

Trading of our common stock is conducted on the OTCQB Marketplace operated by the OTC Markets Group, Inc., or “OTCQB,” under the ticker symbol “ECPN.”  Not being listed for trading on an established securities exchange has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of the Company.  This may result in lower prices for your common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.  Historically, our common stock has been thinly traded, and there is no guarantee of the prices at which the shares will trade, or of the ability of stockholders to sell their shares without having an adverse effect on market prices.

Our stock price may be volatile and as a result you could lose all or part of your investment.

In addition to volatility associated with securities traded on the OTCQB in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock:

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

Although we have no current expectation to pursue financings beyond those contemplated by the Equity Purchase Agreement with Southridge Partners II, LP (“Southridge”) (discussed below and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”), we may be required to do so if our circumstances change or opportunities requiring expenditures in excess of the proceeds available under the Equity Purchase Agreement present themselves. We have no current committed sources of additional capital. We do not know whether additional financing will be available on terms favorable or acceptable to us when needed, if at all. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. In addition, we may grant future investors rights superior to those of our existing stockholders. If we raise additional funds by incurring debt, we could incur significant interest expense and become subject to covenants in the related transaction documentation that could affect the manner in which we conduct our business. If adequate additional capital is not available when required, we may be forced to reduce or eliminate our marketing efforts for the sale of the El Capitan Property.

Our management concluded that our internal control over financial reporting was not effective as of September 30, 2015. Compliance with public company regulatory requirements, including those relating to our internal control over financial reporting, have and will likely continue to result in significant expenses and, if we are unable to maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public reporting company, we are subject to the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, as well as to the information and reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and other federal securities laws. As a result, we incur significant legal, accounting, and other expenses, including costs associated with our public company reporting requirements and corporate governance requirements. As an example of public reporting company requirements, we evaluate the effectiveness of disclosure controls and procedures and of our internal control over financing reporting in order to allow management to report on such controls.

Management conducted an evaluation of the effectiveness, as of September 30, 2015, of our internal control over financial reporting and concluded that we did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with the complexity of our equity and equity instruments issued with debt transactions. As a result, there is a lack of monitoring of the accounting and reporting process for these types of transactions. To address these types of transactions and concur on their accounting treatment, we intend to have an independent qualified professional review the transaction treatment prior to recording on the books of the Company.

Table of Contents Index to Financial Statements

In the event we cannot remediate this material weakness, or if significant deficiencies or other material weaknesses are identified in our internal control over financial reporting that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements and the trading price of our common stock and ability to obtain any necessary equity or debt financing could suffer. This would likely have an adverse effect on the trading price of our common stock and our ability to secure any necessary additional equity or debt financing.

Risks Relating to the Equity Purchase Agreement

In connection with the Equity Purchase Agreement with Southridge, further described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below, the following risk factors should be taken into account by investors:

Southridge will pay less than the then-prevailing market price for our common stock under the Equity Purchase Agreement at the time of issuance of the shares.

The common stock issued to Southridge pursuant to the terms of the Equity Purchase Agreement will be purchased at a 6.0% discount to the average of the two lowest closing bid prices on the Over-the-Counter Bulletin Board, as reported by Bloomberg Finance L.P., during the five (5) trading days following the written request of the Company to exercise its option to sell shares of its common stock to Southridge.  Southridge will have the ability to sell the shares of our common stock issuable under the Equity Purchase Agreement either in advance of or upon receiving such shares and to realize the profit equal to the difference between the discounted price and the current market price of the shares.

We may not be able to access sufficient funds under the Equity Purchase Agreement when needed.

Our ability to put shares to Southridge and obtain funds under the Equity Purchase Agreement is limited by terms and conditions set forth in such agreement and applicable market regulations.  The terms of the Equity Purchase Agreement restrict the amount of shares we may sell to Southridge at any one time, which is determined by, among other things, the trading volume of our common stock. Accordingly, the Equity Purchase Agreement may not be available to satisfy all of our funding needs from time to time during the term of the Equity Purchase Agreement. However, because the Company’s public float was less than $75 million upon the December 29, 2014 filing of its Annual Report on Form 10-K, the Company is no longer eligible to utilize Form S-3 registration statements on a primary basis. As a result, the Company will be required to amend the structure of the Equity Purchase Agreement in order to continue to obtain financing from Southridge.

Our ability to put shares to Southridge and obtain funds under the Equity Purchase Agreement is limited by terms and conditions set forth in such agreement and applicable market regulations.  The terms of the Equity Purchase Agreement restrict the amount of shares we may sell to Southridge at any one time, which is determined by, among other things, the trading volume of our common stock. Accordingly, the Equity Purchase Agreement may not be available to satisfy all of our funding needs from time to time during the term of the Equity Purchase Agreement. In addition, because the Company’s public float was less than $75 million upon the filing of this Annual Report on Form 10-K, the Company is not currently eligible to utilize Form S-3 registration statements for the primary offering of securities. As a result, the Company will be required to amend the structure of the Equity Purchase Agreement in order to continue to obtain financing from Southridge. We cannot predict with certainty if, or on what timeframe, we will be able to do so.

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

Table of Contents Index to Financial Statements

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

Our ability to sell the El Capitan Property depends on the success of our exploration programs and the development of a cost-effective process for recovering precious metals and iron extracted from the mineralized materials at the El Capitan Property. We have not established proven or probable mineral deposits at our El Capitan Property.  Even if exploration leads to a valuable deposit, it might take several years for us to enter into an agreement for sale or joint venture development of the property. During that time, depending on economic conditions and the underlying market values of the precious metals that may be recovered, it might become financially or economically unfeasible to extract the minerals at the property.

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

The El Capitan Property has transitioned from an exploration stage to operations stage during the latter part of our current fiscal year. To date, we have not established a mineral reserve on the El Capitan Property. A “reserve,” as defined by the Securities and Exchange Commission’s Industry Guide 7, is that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination. A reserve requires a feasibility study demonstrating with reasonable certainty that the deposit can be economically and legally extracted and produced.  At this time it is not ascertainable or it is possible that the El Capitan Property does not contain a reserve and all resources we spend on exploration of this property may be lost. We have not received feasibility studies. As a result, we have no reserves at the El Capitan Property. In the event we are unable to establish reserves or measured resources acceptable under industry standards, we may be unable to sell or enter into a joint venture with respect to the development of the El Capitan Property, and the business of the Company may fail as a result.

Table of Contents Index to Financial Statements

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

Any of these risks can adversely affect the feasibility of development of our El Capitan Property, production quantities and rates, and costs and expenditures. We currently have no insurance to guard against any of these risks. If we determine that capitalized costs associated with our El Capitan Property are likely not to be recovered, a write-down of our investment would be necessary. All of these factors may result in unrecoverable losses or cause us to incur potential liabilities, which could have a material adverse effect on our financial position.

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

We are required to seek and maintain federal and state government approvals and permits in order to conduct exploration and other activities on our El Capitan Property. The permitting requirements for our respective claims and any future properties we may acquire will be somewhat dependent upon the state in which the property is located, but generally will require an initial filing and fee (of approximately $25) relating to giving notice of an intent to make a claim on such property, followed by a one-time initial filing of a location notice with respect to such claim (approximately $165), an annual maintenance filing for each claim (generally $155 per claim per year), annual filings for bulk fuel and water well permits (typically $5 per year each) and, to the extent we intend to take any significant action on a property (other than casual, surface-level activity), a one-time payment of a reclamation bond to the BLM, which is to be used for the reclamation of the property upon completion of exploration or other significant activity. In order to take any such significant action on a property, we are required to provide the BLM with either a notice of operation or a plan of operation setting forth our intentions. The amount of the reclamation bond is determined by the BLM based upon the scope of the activity described in the notice or plan of operation. With respect to the current plan of operations on the El Capitan Property, the reclamation bond was $15,000, but this amount has been increased to $74,499 with the approval of our modified mining permit in December 2014 and subsequently issued on March 25, 2015.

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

There is a limited supply of desirable mineral properties available for claim staking, lease or other acquisition in the areas where we contemplate participating in exploration activities.  We compete with numerous other companies and individuals, including competitors with greater financial, technical and other resources than we possess, and that are in a better position than us to search for and acquire attractive mineral properties. We have no intention to expand our mineral properties interest outside of the El Capitan Property.

Title to any of our properties may prove defective, possibly resulting in a complete loss of our rights to such properties.

The primary portion of our holdings includes unpatented mining claims. The validity of unpatented claims is often uncertain and may be contested. These claims are located on federal land or involve mineral rights that are subject to the claims procedures established by the General Mining Law of 1872, as amended. We are required to make certain filings with the county in which the land or mineral is situated and annually with the BLM and pay an annual holding fee of $140 per claim. If we fail to make the annual holding payment or make the required filings, our mining claims would become invalid. In accordance with the mining industry practice, generally a company will not obtain title opinions until it is determined to sell a property. Also no title insurance is available for mining. Accordingly, it is possible that title to some of our claims may be defective and in that event we would not have good and valid title to the El Capitan Property, and we would be forced to curtail or cease our exploratory programs on the property site.

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

Description of Interests

The El Capitan Property originally consisted of four (4) patented and nine (9) BLM lode claims; and mineral deposits are covered by these claims. The lode claims, known as Mineral Survey Numbers 1440, 1441, 1442 and 1443, were each located in 1902 and patented in 1911. On January 1, 2006, ECL finalized the purchase of the four (4) patented mining claims on the property, which constitute approximately 77.5 acres in the aggregate. These claims are bounded by the Lincoln National Forest in Lincoln County, New Mexico.

Based upon recommendations from our consulting geologist, we have staked and claimed property surrounding the El Capitan Property site located in Lincoln County, New Mexico, increasing the acreage of our total BLM claimed area. We continue to maintain BLM load claims covering the approximately 240 acres that support the Company’s mineral exploration operating plans.

The Company has power supplied to a mobile home on the patented land by Otero County Electric Co-op, Inc.

Table of Contents Index to Financial Statements

Currently the Company transports water to the El Capitan Property in a Company-owned water truck. The Company plans to have a water well permitted and drilled on a turn-key basis and has received initial bids on this project. The well will be situated on our patented property.

Mineral Title

As of September 30, 2015, the Company’s holdings at the El Capitan Property consist of four (4) patented mining claims, covering approximately 77.5 acres (the “Patented Claims”), and twelve (12) lode claims with the BLM, covering approximately 240 acres (the “BLM Claims”). The Patented Claims and BLM Claims are held in the name of ECL. The BLM Claims are Federal unpatented mining claims for locatable minerals and are located on public land and held pursuant to the General Mining Law of 1872, as amended. The Company fully owns the mining rights and believes the claims are in good standing in accordance with the mining laws of the United States.

To maintain our claims in good standing, for its Patented Claims the Company must pay annual property taxes to Lincoln County, and for its BLM Claims, the Company must pay annual assessment fees to the BLM and record the payment of rental fees with Lincoln County. The current year annual assessment and recording costs for our BLM Claims total approximately $2,000. The Company has paid the required assessment fees for the 2014 and 2015 assessment years (September 1, 2014 through August 31, 2016).

The Company has no underlying agreements or royalty agreements on any of its claims.

The map set forth below shows the location of our claims on the El Capitan Property as of September 30, 2015:

Table of Contents Index to Financial Statements

Permits

Pursuant to the New Mexico Mining Act, the MMD issued Permit No. L1005ME to ECL. The permit is a “minimal impact existing mining operation.” In 2015, the Company was issued a modified permit that increased the portion of the El Capitan Property on which we could conduct exploration activities from five acres to 40 acres The modified permit approval process required we increase the amount of our reclamation bond to $74,495.

The New Mexico Environmental Department issued our Air Quality Permit, NSR permit No. 5951 in November 2014.

Previous Operations

To our knowledge, prior to its acquisition by ECL, the property was last active in 1988. The property was previously drilled with a total of apporximately 160 short core holes by the U,S, Bureau of Mines in 1944 and 1948.  The results of this drilling showed that our patented claims contain a combined indicated and inferred resource of approximately 2.5 million short tons of potential iron ore containing an average 53.38% magnetite.  This equates to a resource of approximately 1.34 million short tons of contained magnetite in the deposit.  Reported analytical results on drill core show that magnetite in the deposit has an average of 66.82 % TFe (percent total iron). From 1961 to 1988, to our knowledge, an estimated 250,000 tons of iron were produced on the property. Prior to December 2004, there had not been any significant exploration completed on the property. There had only been shallow drilling of the upper magnetite horizon, which was completed by the U.S. Bureau of Mines in 1944 and 1948, and additionally performed by ECL in 2005 and 2006. Additionally, there was geologic mapping of the property at a scale of 1:3,600 by Kelley in 1952.

There were no significant surface disturbances or contamination issues found on the surface or underground water due to the historical mining activities referred to above and no remediation has been required to be performed by the Company. However, the Company was required to provide, and has provided, a $15,000 financial assurance in connection with the issuance of our Permit No. L1005ME by the MMD.

Geology

The main El Capitan Property deposit is exposed in an open-pit and outcrops within a nearly circular 1,300 foot diameter area, with smaller bodies stretching eastward for a distance of up to 7,000 feet. The El Capitan Property includes two magnetite-dominant bodies. The upper magnetite zone lies below a limestone cap that is a few tens of feet thick, and that is bleached and fractured with hematite-calcite fracture filling. Hematite is an iron oxide mineral, and calcite is a calcium carbonate mineral. Below the limestone cap, there is a mineral deposit which consists mainly of calc-silicate minerals, or minerals which have various ratios of calcium, silicon and oxygen. Beneath the calc-silicate deposit is granite rock. The El Capitan Property has an abundance of hematite, which occurs with calcite in later stage fracture fillings, breccias (rock composed of sharp-angled fragments), and stockworks (multi-directional fractured rock containing veinlets of hydrothermally introduced materials).

Potential mineralization has been defined as two separate types: (i) magnetite iron, and (ii) hematite-calcite mineralized skarn and limestone, which may contain precious metals. By using core holes located at strategic points throughout the property, we have been able to develop subsurface information and define the mineralization. To date, there have been no proven commercial precious metals reserves on the El Capitan Property site. To establish “reserves” (as defined under Industry Guide 7 issued by the SEC), we will be required to establish that the property is commercially viable.  As of September 30, 2015, we have not completed a feasibility study on the property, and thus cannot identify the economic significance of the property, if any, at this time.

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

We also retained the services of Dr. Clyde Smith to manage the exploration of the property. Dr. Smith is a Consulting Geologist who has over 30 years of experience in the mining industry. Dr. Smith holds a B.A. from Carleton College, a M.Sc. from the University of British Columbia, and a Ph.D. from the University of Idaho. Dr. Smith also served as a member of the Industrial Associates of the School of Earth Sciences at Stanford University for several years.

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

Current

In 2014, we utilized and verified the three recovery processes on the El Capitan Property mineralized material: cyanide leaching utilizing various pre-step ore processing, silver – lead inquarting, and the fine grind and magnetic separation method. The final verification process is to ensure that value of the El Capitan Property mineralized materials is sufficient so that the costs of the recovery process are not prohibitive in comparison to the price of the precious metals recoverable at the El Capitan Property.

Based upon the test results that utilized the fine-grinding and separation method, we moved forward with our strategic plan for a limited-scale continued mineral exploration at the El Capitan Property site in New Mexico in support of the sale of that property. The chain-of-custody samples were finely milled and magnetically separated using specific gravity concentrating methodology from extraction testing represents the complete methodology - from samples to final mineralized materials without the use of cyanide.

Table of Contents Index to Financial Statements

In March 2014, we announced that the Company reached an agreement with Logistica US Terminals LLC (“Logistica”), a Texas-based limited liability company and member of LIT Group network. The contract, which is the first of several contracts with high-profile mining industry companies, supports the Company’s mineral exploration plans and represents a tactical initiative to support the marketing and potential sale of the El Capitan Property. Under the terms of a Master Service Agreement, Logistica has agreed to finance and operate the extraction of iron from mineralized materials at the El Capitan Property mine and provide the Company with a turnkey solution that also includes shipment of the iron to ports where buyers will take delivery. We are currently in the process of modifying the agreements with Logistica to encompass our concentrated mineralized material. In March 2014, we also announced that we reached an agreement with GlencoreXstrata for the purchase of iron from the El Capitan Property mine. Under the terms of the agreement, GlencoreXstrata committed to ongoing purchases of iron from the El Capitan Property. GlencoreXstrata will issue a Letter of Credit to guarantee payment on iron sales.

In late April 2014, we announced the purchase of a heavy metals separation system from AuraSource, Inc. that uses state-of-the-art technology to separate hematite and magnetite from other elements in the El Capitan Property mineralized deposits. The AuraSource system leaves a rich concentrate of mineralized material that we will use to extract precious metals. We have successfully completed the assembly and testing of the AuraSource heavy metals separation system at the El Capitan Property. When the mineral exploration commences, the iron extracted from the mineralized material will be transported to a port for sale pursuant to the Company’s agreements with GlencoreXstrata and Logistica or other points of delivery.

In May 2014, we announced recovery results of .40 of gold equivalent per ton of El Capitan Property samples. The precious metals processing was completed in China as part of testing related to the calibration and tuning of the heavy metals separation device that will be used on site at the El Capitan Property in New Mexico. After the separation of the hematite and magnetite from the El Capitan Property mineralized materials, an independent lab processed the precious metals that yielded the .40 of gold equivalent per ton of samples. Parameters used to calculate the economic value were 0.20, 3.2 and 0.25 ounces of gold, silver and palladium per ton, respectively, of mineralized material at the current market price.

The Company currently has methods for both the separation of the iron and the separation and recovery of mineralized material that have repeatedly yielded consistent and commercially viable economic value results. Yet another significant aspect of these breakthrough technologies for separation and recovery is that they are environmentally friendly and do not rely on the use of caustic chemicals.

We have a 5-acre minimal impact mining permit that can be used on our patented land and has been modified to encompass allowing exploration on 40 acres at a time on our patented land. The modified permit was issued on March 25, 2015. The Company’s Clean Air Permit was also issued in late November 2014.

In September 2014, we announced that we had reached an agreement for the sale of mineralized tailings from the El Capitan Property to a Hong Kong-based trading company. To date, however, this agreement has not been finalized due to a disagreement regarding which party would serve the importer of the minimized materials. Also contributing to the delay on recognizing revenue from this contract are disputes involving unionized dock workers that hindered trade at international seaports on the West coast of the United States during the first and second quarters of 2015, and the subsequent downturn of the China economy later in 2015.

At September 30, 2015, the El Capitan Property has been prepared for mineral exploration with issuance of the modified minimal impact mining permit and other required permits on our patented land. Leased fencing encompasses the mineral exploration area and other criteria that the MMD has required and inspected. Mineral exploration will be conducted on open pit basis and no tunneling will be involved. We are waiting for final approvals from the Mine Safety and Health Administration (“MSHA”) and the MMD on the El Capitan Property site which are anticipated to be received in January 2016.

We engage third party consultants and companies to provide mineral exploration and analysis of samples.  As part of its selection process, we take into account the quality assurance practices of such consultants and companies prior to engagement. Consequently, the Company has not created an independent quality assurance program.

Table of Contents Index to Financial Statements

Description of Equipment

We have purchased heavy metals separation system from AuraSource, Inc that uses state-of-the-art technology to separate hematite and magnetite from other elements in the mineralized materials collected at the El Capitan Property. The AuraSource process separates the head ore into three products: iron ore, precious metals and middlings, which is mostly a waste product. The system does not use any water or toxic chemicals and utilizes complete green industrial extraction of precious metals. At full capacity, the machine can process 400 tons of mineralized material per hour. The Company built various protective coverings for the AuraSource machine and for storage of small tools and other related enhancements relative to our project.

The Company has purchased a water truck to transport water to the El Capitan Property pending the drilling on-site. We also have a mobile home situated on our patented land. The Company currently has no other material equipment or buildings on site.

From time to time, we have entered into agreements with various personnel and companies to conduct exploration projects on the El Capitan Property. Each of the respective companies utilizes its own equipment to perform contracted work at the El Capitan Property. Currently our contract miner has various types of equipment located on the El Capitan Property site, which has been rented to perform mining activities.

Other Properties

As previously reported, the Company has a 20% joint venture interest in the COD Property, an underground property located in the Cerbat mountains in Mohave County, Arizona, approximately 11 miles north, northwest of Kingman, Arizona. The Company entered into a joint venture agreement related to this property in May 2004. Based upon the events and financial condition of the 80% joint venture partner, we have determined that this joint venture is not viable and, as a result, the Company does not consider the COD Property to be a material property of the Company at this time.

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

Market Information

Our common stock trades on the OTCQB Marketplace operated by the OTC Markets Group, Inc., or “OTCQB,” under the ticker symbol “ECPN.” The following table sets forth the range of high and low closing bid quotes of our common stock per quarter as reported by the OTCQB for the past two fiscal years ended September 30, 2015 and 2014, respectively. All quoted prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Price Range
Quarter Ended	High	Low

September 30, 2015	$0.10	$0.06
June 30, 2015	$0.16	$0.06
March 31, 2015	$0.13	$0.08
December 31, 2014	$0.18	$0.09

September 30, 2014	$0.23	$0.16
June 30, 2014	$0.24	$0.15
March 31, 2014	$0.39	$0.14
December 31, 2013	$0.41	$0.06

Holders

As of January 11, 2016, we had approximately 1,049 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder. As of January 11, 2016, we had approximately 8,300 beneficial holders of our common stock.

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

Recent Sales of Unregistered Securities

Previously, on October 17, 2014, we entered into a private Note and Warrant Purchase Agreement with an accredited investor pursuant to which the Company borrowed $500,000 against delivery of a promissory note in such amount and issued a warrant to purchase 882,352 shares of our common stock pursuant to the Note and Warrant Purchase Agreement. The promissory note was initially due on July 17, 2015. On August 24, 2015, the note was mutually extended from July 17, 2015 to January 17, 2016. In consideration of the extension and the investor’s forfeiture of the previously issued warrant, the Company issued a new common stock purchase warrant to purchase 4,714,286 shares (subject to adjustment) of the Company’s common stock at an exercise price of $0.07 per share. However, if the loan should be paid in full prior to the extended maturity date, the shares issuable upon exercise of the new common stock purchase warrant will be reduced pro rata based on portion of the extension period during which the principal balance was outstanding. The issuance of the new warrant was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

Table of Contents Index to Financial Statements

On August 31, 2015, the Company entered into an agreement with a third party financing source pursuant to which the lender has committed to loan the Company $100,000 for working capital. As an incentive for the financing, the Company issued 2,000,000 of restricted common stock. The investor decided not to accept the shares and they were returned to the Company’s transfer agent and returned to the treasury. The agreement had an annual interest rate of 2% and was due on November 15, 2015. The agreement provided for payment of one-half (1/2) of the gross revenues that the Company may receive from its mining activities towards the repayment of principal and accrued interest. The note, including accrued interest was satisfied in full in December 2015 in exchange for 3,500,000 restricted shares of the Company’s common stock. The issuance of shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a) (2) thereof because such issuance did not involve a public offering.

On December 2, 2015, the Company entered into a Securities Purchase Agreement for two $114,400 convertible notes with an accredited investor for an aggregate principal amount of $228,800 with an annual interest rate of 9%. Each note contains an original issue discount of $10,400 and related legal and due diligence costs of $12,000. The net proceeds from each note to be received by the Company will be $92,000. The maturity date on the first note is December 2, 2017. The Company may prepay in full the unpaid principal and interest on the note, upon notice, any time prior to May 29, 2016. Any prepayment is at140% face amount outstanding and accrued interest. The redemption must be closed and paid for within three business days of the Company sending the redemption demand. The note may not be prepaid after the May 29, 2016. The note is convertible into shares of the Company’s common stock at any time beginning on May 30, 2016. The conversion price is equal to 55% of the lowest trading price of the Company’s common stock as reported on the QTCQB for the ten prior trading days (and may include the day of the Notice of Conversion under certain circumstances). The Company agreed to reserve an initial 5,033,000 shares of common stock for conversions under the note. The Company also agreed to adjust the share reserve to ensure that it equals at least four times the total number of common stock that is issuable upon conversion of the note from time to time. The issuance of the notes was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Business

The Company is an exploration stage company as defined by the Securities and Exchange Commission’s (“SEC”) Industry Guide 7 as the Company has no established reserves as required under the Industry Guide 7.We have owned interests in several properties located in the southwestern United States in the past. We are principally engaged in the exploration of precious metals and other minerals on the El Capitan property located near Capitan, New Mexico (the “El Capitan Property”). We have not engaged in any revenue-producing operations. We have accomplished significant steps in our strategic business plan in our fiscal year 2015 and expect to begin expanded mineral exploration activity in January 2016. We have not yet demonstrated the existence of proven or probable reserves at our El Capitan Property.  As a result, and in accordance with accounting principles generally accepted in the United States for exploration stage companies, all expenditures for exploration and evaluation of our properties are expensed as incurred.

For complete details regarding the business of the Company, see “Item 1. Business” and “Item 2. Properties,” above.

Results of Operations - Fiscal year ended September 30, 2015 compared to fiscal year ended September 30, 2014.

We are an exploration stage company and have not yet realized any material revenue from operations through our fiscal year 2015. We realized a net decrease in operating expenses of $514,192, from $2,778,221 for the fiscal year ended September 30, 2014 to $2,264,029 for the fiscal year ended September 30, 2015. The decrease is comprised mainly of decreases in professional fees of $139,572 and exploration costs of $788,455. These decreases were offset by increases in legal and accounting of $169,641 and other general and administrative expenses of $190,942.

Table of Contents Index to Financial Statements

The decrease in professional fees in the current year is mainly attributable to decreases in stock compensation for investor relations of $113,594, public relations of $6,418 and administrative consulting of $12,000. The decrease in exploration costs is mainly attributable to a decrease of $800,000 in stock non-cash costs related to the equipment purchase and a decrease of $100,000 in mineralized material processing costs. The increase in legal and accounting expenses occurred due to increased legal fees related to the negotiation and preparation of contracts and agreements as we transition into an operating entity. The increase in other general and administrative expenses were attributable to increased costs associated with options of $89,694, non-cash financing costs of $67,550 and depreciation of $58,367.

Our net loss decreased by $10,570 from $2,854,043 for the fiscal year ended September 30, 2014 to $2,843,473 for the current fiscal year ended September 30, 2015. The decrease in net loss is mainly attributable to the net decrease in operating expenses detailed above and an increase in non-cash debt discounts aggregating $286,687.

Liquidity and Capital Resources

As of September 30, 2015, we had cash on hand of $71,393 and a working capital deficit of $2,081,996. Based upon our budgeted burn rate, we currently have operating capital for approximately two months. The Company has historically relied on equity or debt financings to finance its ongoing operations and currently has no source of revenue to cover its costs. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. To continue as a going concern, the Company is dependent on achievement of cash flow and profits from entering the production stage of operations or obtaining short-term operational strategic financing alternatives or equity infusion. The Company does not have adequate liquidity to fund its current operations, meet its obligations and continue as a going concern.

During the fiscal year 2014, we entered into agreements with Logistica U.S. Terminals, LLC (“Logistica”) and Glencore AG (“Glencore”) to govern the extraction and sale to Glencore of iron from mineralized material at the El Capitan Property. However, there is no assurance that we will generate revenue under this contract based upon the current market price for iron ore, or at all. For a summary of our agreements with Logistica and Glencore, see “Note 8 – Commitments and Contingencies” of the Notes to Consolidated Financial Statements. We are currently in the process of modifying the agreements with Logistica to encompass our concentrated mineralized material.

Separately, in September 2014, we announced that we had reached a prospective agreement for the sale of mineralized tailings from the El Capitan Property to a Hong Kong-based trading company. Under the contemplated agreement, the Hong Kong based trading company would provide a letter of credit in favor of the Company on which we would be able to drawn down to cover various upfront contract costs and to cover final settlement of the shipments to China when the mineralized material arrives at the Chinese port. Finalizing the prospective contract and arranging for the letter of credit required to accommodate its terms and conditions have taken longer to complete than we anticipated due to a disagreement regarding which party would serve the importer of the minimized materials. Also contributing to the delay on recognizing revenue from this contract are disputes involving unionized dock workers that hindered trade at international seaports on the West coast of the United States during the first and second quarters of 2015, and the subsequent downturn of the China economy later in 2015.

We currently expect to enter into a new contract and commence shipment of precious metals thereunder in April or May 2016 and we expect to realize revenues in our fiscal year 2016. Currently we have a signed purchase order for iron ore and will commence delivery at the El Capitan Property site as soon as weather permits in early 2016. However, there is no assurance that we will finalize the contract on our current timeline and commence shipments in our estimated timeframe.

Currently we anticipate funding our future operations from a revolving credit line associated with the Logistica agreements, sales of iron extracted from mineralized material at the El Capitan Property, and sales of mineralized materials under our new prospective contract for the purchase of mineralized material. However, unless and until we commence sales and shipments under the aforementioned contracts, and/or enter similar agreements for the purchase of mineralized material, and produce sufficient cash flow from future revenues, we will continue to rely on equity and/or debt financing to fund our operations. Our current financing arrangements are summarized below.

Table of Contents Index to Financial Statements

On July 30, 2014, we entered into an Equity Purchase Agreement (the “2014 Agreement”) with Southridge Partners, LP (“Southridge”), pursuant to which the Company may from time to time, in its discretion, sell newly-issued shares of its common stock to Southridge for aggregate gross proceeds of up to $1,900,000. Unless terminated earlier, Southridge’s purchase commitment will automatically terminate on the earlier of July 30, 2016, or the date on which aggregate purchases by Southridge under the 2014 Agreement total $1,900,000. The Company has no obligation to sell any shares under the 2014 Agreement. We entered into the 2014 Agreement upon the expiration of a similar Equity Purchase Agreement that we previously entered into with Southridge in 2011. The offering of shares under the 2014 Agreement has been made pursuant to a registration statement on Form S-3 (Registration Statement No. 333-193208) previously filed by the Company with the Securities and Exchange Commission, and prospectus supplements thereto. For a summary of the 2014 Agreement, see “Note 11 – Stockholders’ Equity – Equity Purchase Agreement” of the Notes to Consolidated Financial Statements. Because our public float was less than $75 million upon the December 29, 2014 filing of our Annual Report on Form 10-K, we are no longer eligible to utilize Form S-3 registration statements for the primary offering of securities. As a result, we will be required to amend the structure of the 2014 Agreement in order to continue to obtain financing from Southridge. We cannot predict with certainty if, or on what timeframe, we will be able to do so.

On October 17, 2014, we entered into a private Note and Warrant Purchase Agreement with an accredited investor pursuant to which the Company borrowed $500,000 against delivery of a promissory note in such amount and issued warrants to purchase 882,352 shares of our common stock pursuant to the Note and Warrant Purchase Agreement. The promissory note carries an interest rate of 8% per annum, was initially due on July 17, 2015 and is secured by a first priority security interest in all right, title and interest of the Company in and to the net proceeds received by the Company from its sale of tailings separated from iron recovered by the Company at the El Capitan Property. On August 24,, 2015, the note was mutually extended from July 17, 2015 to January 17, 2016. In consideration of the extension the Company amended the common stock purchase warrant to purchase 4,714,286 shares (subject to adjustment) of the Company’s common stock at an exercise price of $0.07 per share. The warrant dated October 17, 2014 was cancelled. The amended agreement provides that if the loan should be paid in full prior to the extended maturity date, the amended common stock purchase warrants will be reduced to an amount equal to the percentage of days the principal balance was outstanding during the extension period to the total days in the extension period times 4,714,286.

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

On April 16, 2015, the Company entered into an agreement with a third party financing source pursuant to which the lender committed to loan the Company a total of $200,000 in installments. Installments on this loan have been advanced as follows:

Installment Date	Amount

April 17, 2015	$50,000
May 15, 2015	$50,000
June 16, 2015	$25,000
July 20, 2015	$25,000
August 18, 2015	$25,000
September 18, 2015	$25,000

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

Table of Contents Index to Financial Statements

On August 31, 2015, the Company entered into an agreement with a third party financing source pursuant to which the lender committed to loan the Company $100,000 for working capital. As an incentive for the financing, the Company issued 2,000,000 of restricted common stock. The investor decided not to accept the shares because of income tax implications and they were returned to the Company’s transfer agent and returned to the treasury. The agreement had an annual interest rate of 2% and was due November 15, 2015. The agreement provided for payment of one-half (1/2) of the gross revenues that the Company may receive from its mining activities towards the principal and accrued interest. The note, including accrued interest, was satisfied in its entirety in December 2015 in exchange for 3,500,000 restricted shares of the Company’s common stock.

On December 2, 2015, the Company entered into a Securities Purchase Agreement for two $114,400 convertible notes with an accredited investor for an aggregate principal amount of $228,800 with an annual interest rate of 9%. Each note contains an original issue discount of $10,400 and related legal and due diligence costs of $12,000. The net proceeds from each note to be received by the Company will be $92,000. The maturity date on the first note is December 2, 2017. The Company may prepay in full the unpaid principal and interest on the note, upon notice, any time prior to May 29, 2016. Any prepayment is at140% face amount outstanding and accrued interest. The redemption must be closed and paid for within three business days of the Company sending the redemption demand. The note may not be prepaid after the May 29, 2016. The note is convertible into shares of the Company’s common stock at any time beginning on May 30, 2016. The conversion price is equal to 55% of the lowest trading price of the Company’s common stock as reported on the QTCQB for the ten prior trading days (and may include the day of the Notice of Conversion under certain circumstances). The Company agreed to reserve an initial 5,033,000 shares of common stock for conversions under the note. The Company also agreed to adjust the share reserve to ensure that it equals at least four times the total number of common stock that is issuable upon conversion of the note from time to time.

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

The price of gold and silver has experienced an increases and decreases in value over the past five years.  A historical chart of their respective prices is contained in Item 1, the “Business” portion of this Annual Report.  Beginning in April 2013, the price of gold and silver has experienced a downward swing. A significant permanent drop in the price of gold, silver or other precious metals may have a materially adverse effect on the future results of potential exploration activities and the opportunity to market the sale of the El Capitan Property and the potential future revenue derived from the sale of concentrates. The El Capitan Property is an open pit mine with lower production costs and a material increase in costs associated with the recovery of precious metals may also cause a material adverse effect on the financial success of the Company and our ability to market the sale of the El Capitan Property.

Time delays in obtaining the necessary approvals from the various governmental agencies, both federal and state, may also cause delays, all of which are not under our control, in achieving our strategic business plan and current plan of operation.

Off-Balance Sheet Arrangements

During the fiscal year ended September 30, 2015, we did not engage in any off-balance sheet arrangements as set forth in Item 303(a)(4) of the Regulation S-K.

Table of Contents Index to Financial Statements

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Note 1, “Business, Basis of Presentation and Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for the fiscal year ended September 30, 2015, describes our significant accounting policies which are reviewed by management on a regular basis.

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

EL CAPITAN PRECIOUS METALS, INC.

Table of Contents Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

El Capitan Precious Metals, Inc.

Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of El Capitan Precious Metals, Inc. and its subsidiaries (collectively, the “Company”) as of September 30, 2015 and 2014, and the related consolidated statements of expenses, stockholder’s equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of El Capitan Precious Metals, Inc. and its subsidiaries as of September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no source of revenue to cover its costs, incurred a net loss for the year ended September 30, 2015 and has a working capital deficit as of September 30, 2015. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

January 11, 2016

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$71,393	$218,513
Prepaid expense and other current assets	61,654	99,086
Inventory	52,279	—
Total Current Assets	185,326	317,599

Property and equipment, net of accumulated depreciation of $63,470 and $3,017, respectively	588,067	567,566
Exploration property	1,864,608	1,864,608
Restricted cash	74,499	15,000
Deposits	22,440	22,440
Total Assets	$2,734,940	$2,787,213

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$251,834	$132,580
Notes payable, net of unamortized discounts of $77,157 and $158,559, respectively	1,168,187	491,441
Note payable, related party net of unamortized discounts of $4,438 and $0, respectively	25,562	—
Accrued compensation - related parties	228,975	—
Accrued liabilities	592,764	149,314
Total Current Liabilities	2,267,322	773,335

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 51 and 51 shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 285,398,000 and 278,053,877 shares issued and outstanding, respectively	285,398	278,054
Additional paid-in capital	207,701,091	206,411,222
Accumulated deficit	(207,518,871)	(204,675,398)
Total Stockholders’ Equity	467,618	2,013,878
Total Liabilities and Stockholders’ Equity	$2,734,940	$2,787,213

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF EXPENSES

	Years Ended September 30,
	2015	2014

OPERATING EXPENSES:
Professional fees	$208,720	$348,292
Administrative consulting fees	260,000	260,000
Legal and accounting fees	341,667	172,026
Exploration costs	624,950	1,413,405
Other general and administrative	828,692	637,750
Gain on settlement of accounts payable	—	(53,252)
Total Operating Expenses	2,264,029	2,778,221

LOSS FROM OPERATIONS	(2,264,029)	(2,778,221)

OTHER INCOME (EXPENSE):
Interest income	23	93
Interest expense	(355,243)	(75,915)
Interest expense - related party	(3,521)	—
Loss on debt extinguishment	(220,703)	—
Total Other Income (Expense)	(579,444)	(75,822)

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,843,473)	(2,854,043)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(2,843,473)	$(2,854,043)

Basic and Diluted Per Share Data:
Net Loss Per Share - basic and diluted	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding:
Basic and diluted	280,599,695	271,783,390

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at September 30, 2013	262,604,345	262,604	—	—	203,879,146	(201,821,355)	2,320,395
Common stock issued for services	4,350,000	4,350	—	—	845,275	—	849,625
Common stock issued with note payable	2,500,000	2,500	—	—	219,722	—	222,222
Options expense	—	—	—	—	509,604	—	509,604
Options exercised	100,000	100	—	—	21,400	—	21,500
Reversal of deferred costs	—	—	—	—	(20,476)	—	(20,476)
Sale of preferred stock	—	—	51	—	51	—	51
Sales of common stock	8,499,532	8,500	—	—	956,500	—	965,000
Net loss	—	—	—	—	—	(2,854,043)	(2,854,043)
Balances at September 30, 2014	278,053,877	$278,054	51	$—	$206,411,222	$(204,675,398)	$2,013,878
Common stock issued for services	2,500,000	2,500	—	—	235,050	—	237,550
Options expense	—	—	—	—	525,703	—	525,703
Sales of common stock for cash	594,318	594	—	—	49,406	—	50,000
Common stock issued with notes payable	3,400,000	3,400	—	—	116,159	—	119,559
Stock issued for related party payables	849,805	850	—	—	52,684	—	53,534
Warrants issued with debt extinguishment	—	—	—	—	220,703	—	220,703
Warrants issued with notes payable	—	—	—	—	73,053	—	73,053
Warrants issued as deferred financing cost	—	—	—	—	17,111	—	17,111
Net loss	—	—	—	—	—	(2,843,473)	(2,843,473)
Balances at September 30, 2015	285,398,000	$285,398	51	$—	$207,701,091	$(207,518,871)	$467,618

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents Index to Financial Statements

 EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,843,473)	$(2,854,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrant and option expense	525,703	509,604
Stock-based compensation	237,550	849,625
Amortization of debt discounts	269,576	63,663
Amortization of deferred financing cost	17,111	—
Depreciation	60,453	2,087
Loss on debt extinguishment	220,703	—
Gain on settlement of accounts payable	—	(53,252)
Net change in operating assets and liabilities:
Prepaid expenses and other current assets	37,432	(20,509)
Deferred costs	—	100,000
Inventory	(52,279)	—
Accounts payable	172,788	70,955
Accrued compensation - related parties	228,975	—
Accrued liabilities	405,127	9,900
Interest payable	38,323	118,814
Net Cash Used in Operating Activities	(682,011)	(1,222,956)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(80,954)	(168,723)
Restricted cash	(59,499)	—
Net Cash Used in Investing Activities	(140,453)	(168,723)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	50,000	965,000
Proceeds from option exercise	—	21,500
Proceeds from notes payable	583,000	250,000
Proceeds from note payable – related party	30,000	—
Increase in finance contracts	39,960	17,439
Payments on finance contracts	(27,616)	(17,439
Net Cash Provided by Financing Activities	675,344	1,236,500

NET (DECREASE) IN CASH	(147,120)	(155,179)
CASH, BEGINNING OF YEAR	218,513	373,692
CASH, END OF YEAR	$71,393	$218,513

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$33,435	$—
Cash paid for income taxes	—	—

(Continued)

The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Years Ended September 30,
	2015	2014

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt issued for equipment purchase	$—	$400,000
Common stock issued with note payable	119,559	222,222
Reversal of common stock granted for deferred costs	—	20,476
Warrants issued for deferred financing costs	17,111	—
Warrants issued with notes payable	73,053	—
Common stock issued for related party payables	53,534	—

The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business, Operations and Organization

On July 26, 2002, El Capitan Precious Metals, Inc. was incorporated as a Delaware corporation to engage in the business of acquiring properties containing precious metals, principally gold, silver, and platinum (“El Capitan Delaware”). On March 18, 2003, El Capitan Delaware entered into a share exchange agreement with DML Services, Inc. (“DML”), a Nevada corporation, and became the wholly owned subsidiary of DML. On April 11, 2003, DML changed its name to El Capitan Precious Metals, Inc. The results of El Capitan Precious Metals, Inc., a Nevada corporation (formerly DML Services, Inc.), and its wholly owned Delaware subsidiary of the same name (collectively the “Company”) are presented on a consolidated basis.

The transaction was recorded as a reverse acquisition based on factors demonstrating that El Capitan Delaware constituted the accounting acquirer. The shareholders of El Capitan Delaware received 85% of the post-acquisition outstanding common stock of DML. In addition, post-acquisition management personnel and the sole board member of El Capitan Delaware consisted of individuals previously holding positions with El Capitan Delaware. The historical stockholders’ equity of El Capitan Delaware prior to the exchange was retroactively restated (a recapitalization) for the equivalent number of shares received in the exchange after giving effect to any differences in the par value of the DML and El Capitan Delaware common stock, with an offset to additional paid-in capital. The restated consolidated deficit accumulated during the development stage of the accounting acquirer (El Capitan Delaware) has been carried forward after the exchange.

The Company owns 100% of the outstanding common stock of El Capitan Delaware. Prior to January 19, 2011, El Capitan Delaware owned a 40% interest in El Capitan, Ltd., an Arizona corporation (“ECL”).  On January 19, 2011, we acquired the remaining 60% interest in ECL from Gold and Minerals Company, Inc. (“G&M”) by merging an acquisition subsidiary created by the Company with and into G&M. In connection with the merger, each share of G&M common and preferred stock outstanding was exchanged for approximately 1.414156 shares of the Company’s common stock, resulting in the issuance of an aggregate of 148,127,043 shares of the Company’s common stock to former G&M stockholders. Upon closing of the merger, G&M became a wholly-owned subsidiary of the Company and our consolidated Company acquired 100% of ECL. As a result, we now own 100% of the El Capitan Property site (described below).

El Capitan Precious Metals, Inc., a Nevada corporation, together with its consolidated subsidiaries are collectively hereinafter referred to as the “Company,” “our” or “we.”

The Company is an exploration stage company as defined by the Securities and Exchange Commission’s (“SEC”) Industry Guide 7 as the Company has no established reserves as required under the Industry Guide 7. We are principally engaged in the exploration of precious metals and other minerals on the El Capitan property located near Capitan, New Mexico (the “El Capitan Property”). The Company is in mineral exploration state activities and has obtained permitting with the State of New Mexico Minerals and Mining Division to expand the Company’s mineral exploration activities and the process of entering into the production stage of operations.

The Company has completed certain acquisitions and transactions prior to fiscal 2015, but has not had any material revenue producing operations.

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

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation and Going Concern

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company currently has no source of revenue to cover its costs.  The Company has incurred a loss of $2,843,473 for the fiscal year ended September 30, 2015 and has a working capital deficit of $2,081,996 as of September 30, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To continue as a going concern, the Company is dependent on achievement of cash flow and profits from entering the production stage of operations. The Company does not have adequate liquidity to fund its current operations, meet its obligations and continue as a going concern. The Company secured working capital loans in the amounts of $200,000 in April 2015 and $100,000 in August 2015 to assist bridging into mining operations. The Company is also pursuing other short-term operational strategic financing alternatives or equity infusion.

The Company’s consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Fair Value of Financial Instruments

The fair values of the Company’s financial instruments, which include cash, investments, accounts payable, accrued expenses and notes payable, approximate their carrying amounts because of the short maturities of these instruments or because of restrictions.

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

Concentrates

Concentrates inventory include metal concentrates located either at the Company’s El Capitan Property mine site or in transit to a customer’s port. Inventories consist of mineralized material that contains gold and silver mineralization.

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

Restricted Cash

Restricted cash consists of two certificates of deposits in favor of the New Mexico Minerals and Mining Division for a total of $74,497. The amount was increased $59,495 during the fiscal year ended September 30, 2015 with the issuance of the Company’s expanded mining permit and is posted as a financial assurance for required reclamation work to be completed on mined acreage.

Exploration Property Costs

Exploration property costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on the El Capitan Property. The Company has capitalized $1,864,608 of exploration property acquisition costs reflecting its investment in the El Capitan Property.

Net Income (Loss) Per Share

The Company calculates net income (loss) per share as required by Accounting Standards Codification subtopic 260-10, Earnings per Share (ASC 260-10”). Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. For the years ended September 30, 2015 and 2014, the impact of outstanding stock equivalents has not been included as they would be anti-dilutive. 10,387,500 and 7,900,000 options and 4,861,344 and 0 warrants were excluded during the years ended September 30, 2015 and 2014, respectively.

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

FASB ASC 718 requires companies to measure all stock compensation awards using a fair value method and recognize the related compensation cost in its financial statements. Beginning with the Company’s quarterly period that began on October 1, 2006, the Company adopted the provisions of FASB ASC 718 and expenses the fair value of employee stock options and similar awards in the financial statements. The Company accounts for share based payments in accordance with ASC 718, Compensation - Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. In accordance with ASC 718-10-30-9, Measurement Objective – Fair Value at Grant Date, the Company estimates the fair value of the award using the Black-Scholes option pricing model for valuation of the share-based payments. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. The simplified method is used to determine compensation expense since historical option exercise experience is limited relative to the number of options issued. The compensation cost is recognized ratably using the straight-line method over the expected vesting period.

The Company accounts for stock-based compensation to other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period.

The Company recognized stock-based administrative compensation aggregating $525,703 and $509,604 for common stock options issued to administrative personnel and consultants during the years ended September 30, 2015 and 2014, respectively. Also during the years ended September 30, 2015 and 2014, the Company paid stock-based compensation consisting of common stock issued to non-employees aggregating $237,550 and $849,625, respectively.

Impairment of Long-Lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17, Measurement of an Impairment Loss, if events or circumstances indicate that their carrying amount might not be recoverable. As of September 30, 2015, precious metals recovery process for precious metals is on target with the Company’s updated report from our independent geologist in January 2012 and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal. There were no impairments to long-lived assets for the Company’s fiscal years ended September 30, 2015 or 2014.

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

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

When revenue is generated from operations, it will be recognized in accordance with FASB ASC 605. In general, the Company will recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. Revenue generated and costs incurred under this agreement will be reported on a net basis in accordance with FASB ASC 605-45. There was no revenue generated for the Company’s fiscal years ended September 30, 2015 or 2014.

Gain on Settlement of Accounts Payable

During the fiscal year ended September 30, 2014, the Company recorded a gain on settlement of accounts payable of $53,252.

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. As at September 30, 2015 and 2014, the Company had no material items of other comprehensive income.

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

In July 2015, the FASB has issued Accounting Standards Update (ASU) No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” Topic 330, “Inventory,” currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this Update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-11 is not expected to have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC during the current reporting period did not, or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

Consulting Agreements

Effective May 1, 2009, the Company has informal arrangements with two individuals, one of whom is an officer and is also director of the Company, pursuant to which such individuals serve as support staff for the functioning of the home office and all related corporate activities and projects. Effective June 1, 2010, the Company amended the aggregate monthly payments with these two individuals under the arrangements to $16,667. Effective August 1, 2013, the monthly compensation was increased to $21,667. There are no written agreements with these individuals. Total administrative consulting fees expensed under these informal agreements for the fiscal years ended September 30, 2015 and 2014 was $260,000. Accrued and unpaid compensation under these arrangements of $93,975 was recorded in accrued compensation – related parties at September 30, 2015.

 In January 2012, the Company retained Management Resource Initiatives, Inc. (“MRI”), a company controlled by the Chief Financial Officer and a Director of the Company, for services with a monthly consulting fee of $10,000, which monthly fee was increased to $15,000 effective August 1, 2013. Total consulting fees expensed to MRI for the fiscal years ended September 30, 2015 and 2014 was $180,000. MRI had accrued and unpaid compensation of $135,000 recorded in accrued compensation – related parties at September 30, 2015.

On February 4, 2015, the Company signed a note payable to MRI for $30,000 at 18% interest per annum and due February 4, 2016. The note provides an incentive for the issuance of 200,000 shares of restricted common stock of the Company for the loan. See Note 6.

In September 2015, the Company issued 849,805 common shares to the controller of the Company as payment of accrued compensation of $53,534. The fair value of the stock was $53,534.

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – INVENTORY

The following table provides the components of inventory as of September 30, 2015 and 2014:

	September 30,
	2015	2014

Mineralized material stockpile	$52,279	$—

NOTE 4 – PROPERTY AND EQUIPMENT

Major classes of property and equipment together with their estimated useful lives, consisted of the following at September 30, 2015 and 2014:

	Useful	September 30,
	Lives	2015	2014

Computers and office equipment	3 years	$8,486	$7,389
Automotive equipment	5 years	15,042	15,042
Mine equipment	3-10 years	532,493	500,000
Equipment structures and other	7-10 years	79,289	31,925
Permits	15 years	16,227	16,227
		651,537	570,583
Less: accumulated depreciation		(63,470)	(3,017)

Net property and equipment		$588,067	$567,566

Depreciation expense during the fiscal years ended September 30, 2015 and 2014 totaled $60,453 and $2,087, respectively.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following at September 30, 2015 and 2014:

	September 30,
	2015	2014

Compensation and consulting	$62,000	$—
Mining costs	203,626	100,000
Accounting and legal	277,000	37,500
Interest	50,138	11,814
	$592,764	$149,314

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – NOTES PAYABLE

Under an agreement with Logistica U.S. Terminals, LLC (“Logistica”) dated February 28, 2014, Logistica agreed to remit a $400,000 payment on the Company’s behalf that represented the remaining balance of the Company’s purchase price for a heavy ore trailing separation line to be used for processing of mineralized material at the El Capitan Property mine site. The Company previously remitted $100,000 toward the purchase of such equipment. In consideration for Logistica remitting such payment, the Company agreed to deliver a $400,000 promissory note to Logistica and issued 2,500,000 shares of common stock to a designee of Logistica under the Company’s 2005 Stock Incentive Plan. The promissory note accrues interest at 4.5%, with principal and accrued interest payments to be made out of the Company’s proceeds from sale of iron extracted from mineralized material as part of the Company’s exploration activities. The relative fair value of the common stock was determined to be $222,222 and was recorded as a discount to the promissory note that was amortized to interest expense over the expected life of the note through August 31, 2015. During the fiscal years ended September 30, 2015 and 2014, amortization expense of $158,559 and $63,663 was recognized, respectively. The outstanding balance under this note payable was $400,000 and the unamortized discount on the note payable was $0 as of September 30, 2015. Accrued interest on the note at September 30, 2015 was $28,553.

On September 8, 2014, the Company received an advance of $250,000 under a $500,000 Note and Warrant Purchase Agreement entered into on October 17, 2014 (the “2014 Note”). The 2014 Note is secured by the net proceeds received by the Company from its sale of tailings separated from iron recovered by the Company at the El Capitan Property, carries an interest rate of 8% per annum, and matured on July 17, 2015. The remaining $250,000 was advanced to the Company on October 17, 2014. On October 17, 2014, the Company also issued warrants to purchase an aggregate of 882,352 shares of common stock in connection with the 2014 Note of which 735,294 were issued to the lender and 147,058 were issued to a third party at a purchase price equal to $0.17 per share. The relative fair value of the 735,294 warrants was determined to be $73,053 and was recorded as a discount to the promissory note and amortized to interest expense over the life of the note through July 17, 2015. During the fiscal year ended September 30, 2015, amortization expense of $73,053 was recognized. The unamortized discount on the 2014 Note is $0 as of September 30, 2015. The fair value of the 147,058 warrants was determined to be $17,111 and was recorded as deferred financing costs and amortized to interest expense over the life of the note through July 17, 2015. During the fiscal year ended September 30, 2015, amortized expense of $17,111 was recognized and the unamortized deferred financing costs balance was $0 as of September 30, 2015.

On August 24, 2015, the 2014 Note was mutually extended to a new Maturity Date from July 17, 2015 to January 17, 2016 (the “Amended 2014 Note”). In consideration of the extension the Company amended the common stock purchase warrant to purchase 4,714,286 shares (subject to adjustment) at an exercise price of $0.07 per share. The warrant dated October 17, 2014 was cancelled. The amended agreement provides that if the loan should be paid in full prior to the amended Maturity Date, the amended common stock purchase warrants will be reduced to an amount equal to the percentage of days the principle balance was outstanding during the extension period to the total days in the extension period times 4,714,286. The Company evaluated the modification under ASC 470-50 and determined that it was a substantial modification that qualified as an extinguishment of debt. The fair value of the 4,714,286 amended warrants was determined to be $220,703 and was expensed as a loss on debt extinguishment in the year ended September 30, 2015. The outstanding balance under the Amended 2014 Note is $500,000. Accrued interest on Amended 2014 Note at September 30, 2015 was $8,219.

On November 20, 2014, the Company entered into an agreement to finance a portion of its insurance premiums in the amount of $22,968 at an interest rate of 9.0% with equal payments of $2,393 including interest, due monthly beginning December 21, 2014 and continuing through September 21, 2015. As of September 30, 2015, the outstanding balance under this note payable was $0.

On February 4, 2015, the Company signed two notes with different investors for $63,000 at 18% interest per annum and due February 4, 2016. Each note provides an incentive for the issuance of 200,000 shares of restricted common stock of the Company for the loan. One maker of the loans is affiliated with the Company and provided $30,000. See Note 2. Accrued interest on the notes at September 30, 2015 was $7,394. The relative fair value of the common stock was determined to be $21,211 and was recorded as discounts to the promissory notes that are being amortized to interest expense over the life of the notes. During the fiscal year ended September 30, 2015, amortization expense of $12,235 was recognized. The outstanding balance under these notes payable was $63,000 and the unamortized discounts on the notes payable was $8,976 as of September 30, 2015.

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 16, 2015, the Company entered into an agreement with a third party financing source pursuant to which the lender has committed to loan the Company a total of $200,000 in installments. Installments on this loan have been advanced as follows:

Installment Date	Amount

April 17, 2015	$50,000
May 15, 2015	$50,000
June 16, 2015	$25,000
July 20, 2015	$25,000
August 18, 2015	$25,000
September 18, 2015	$25,000

The loan accrues interest at 10% per year, with all principal and accrued interest being due and payable on April 17, 2016. To secure the loan, the Company has granted the lender a security interest in the AuraSource Heavy Metals Separation System located on the El Capitan Property. As additional consideration for the loan, the Company issued 3,000,000 shares of restricted common stock of the Company to the note holder. The relative fair value of the common stock was determined to be $98,349 and is recorded as discounts to the promissory note tranches as of the date received and are being amortized to interest expense over the life of the note tranches. During the fiscal year ended September 30, 2015, amortization expense of $25,729 was recognized. The outstanding balance under these notes payable was $200,000 and the allocated unamortized discounts on the notes payable was $72,619 as of September 30, 2015. Accrued interest on these notes at September 30, 2015 was $5,801.

On July 14, 2015, the Company entered into an agreement to finance a portion of its insurance premiums in the amount of $15,116 at an interest rate of 8.76% with equal payments of $1,573 including interest, due monthly beginning July 14, 2015 and continuing through April 14, 2016. In August 2015, an increase in premium of $1,876 occurred due an increase in coverage and the remaining payments increased to $1,815. As of September 30, 2015, the outstanding balance under this note payable was $12,344.

On August 31, 2015, the Company entered into an agreement with a third party financing source pursuant to which the lender has committed to loan the Company $100,000 for working capital. As an incentive for the financing, the Company issued 2,000,000 shares of restricted common stock of the Company. The investor decided not to accept the shares and they were returned to the Company’s transfer agent and returned to the treasury. The agreement has an annual interest rate of 2% and is due November 15, 2015. The agreement provides payment of one-half (1/2) of the gross revenues which the Company may receive from its mining activities towards the principal and accrued interest. The note and accrued interest was paid off in December 2015 in exchange for 3,500,000 restricted shares of the Company’s common stock.

The components of the notes payable, including the note payable to related party, at September 30, 2015 are as follows:

	Principal	Unamortized
	Amount	Discount	Net

Notes payable	1,245,344	(77,157)	1,168,187
Notes payable – related party	30,000	(4,438)	25,562
	$1,275,344	$(81,595)	$1,193,749

The components of the notes payable at September 30, 2014 are as follows:

	Principal	Unamortized
	Amount	Discount	Net

Notes payable	$650,000	$(158,559)	$491,441

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – FAIR VALUE MEASUREMENTS

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on September 30, 2015 and 2014:

September 30, 2015:	Level 1	Level 2	Level 3	Total

Assets
Exploration property	$—	$—	$1,864,608	$1,864,608
Liabilities
None	$—	$—	$—	$—

September 30, 2014:	Level 1	Level 2	Level 3	Total

Assets
Exploration property	$—	$—	$1,864,608	$1,864,608
Liabilities
None	$—	$—	$—	$—

The exploration property associated with the El Capitan Property, which the Company is intending to continue to market for sale to a major mining company, is classified as Level 3. The fair value of the exploration property is determined based upon the cost basis the of the Company’s investment in the exploration property under U.S. GAAP. There was no change in the carrying valuation of the exploration property during the years ended September 30, 2015 or 2014.

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Related Party

In January 2012, the Company retained Management Resource Initiatives, Inc. (“MRI”) for managing and overseeing the process of marketing and selling the El Capitan Property and performing other services aimed at furthering the Company's strategic goals pursuant to an unwritten consulting arrangement. Under this arrangement, the Company pays MRI a current monthly consulting fee of $15,000. The Company made or accrued aggregate payments of $180,000 to MRI during the fiscal year ended September 30, 2015 and 2014, respectively. MRI is a related party because it is a corporation that is wholly-owned by John F. Stapleton who is the Company’s Chief Financial Officer and a Director. MRI had accrued and unpaid compensation of $135,000 recorded in accrued compensation – related parties at September 30, 2015.

Purchase Contract with Glencore AG

On March 10, 2014, the Company entered into a life-of-mine off take agreement with Glencore AG (“Glencore”) for the sale of iron extracted from mineralized material at the El Capitan Property (such agreement is referred to herein as the “Glencore Purchase Contract”). Under the terms of the Glencore Purchase Contract, the Company agreed to sell to Glencore, and Glencore agreed to purchase from the Company, iron that meets the applicable specifications from the El Capitan Property mine. Payment for the iron is to be made pursuant an irrevocable letter of credit in favor of the Company. The purchase price is based on an index price less an applicable discount. Either party may terminate the Glencore Purchase Contract following a breach by the other party that remains uncured for a specified period after receipt of written notice. Because of current market iron ore prices, the contract has not been implemented or terminated.

Agreements with Logistica U.S. Terminals, LLC

In anticipation of, and in conjunction with, the Glencore Purchase Contract, the Company entered into a Master Services Agreement (the “Master Agreement”) and corresponding Iron Ore Processing Agreement (the “Processing Agreement”) with Logistica U.S. Terminals, LLC (“Logistica”), each effective as of February 28, 2014. Pursuant to these agreements, Logistica agreed to, among other things, provide the logistics required for the Company to fulfill its obligations under the Glencore Purchase Contract, to assist the Company in financing the costs of processing and delivering iron under the Glencore Purchase Contract, and to provide and/or manage the processing that iron. Because of current market iron ore prices, the contract has not been implemented and has not been terminated.

The contracts with Logistica are currently in process of being modified and amended to encompass the handling and processing of our concentrates and replace the current contract with Logistica and other salient provisions therein.

Master Agreement with Logistica

Under the Master Agreement, the Company agreed that Logistica will be the exclusive logistics agent for the purpose of moving iron extracted from mineralized material at the El Capitan Property from the El Capitan Property to Glencore’s designated exporting port or final destination. Logistics services include operational supplement chain management and supervision of all logistics providers and operations from the El Capitan Property mine to the vessel loading port. Logistics services do not include obtaining and maintaining operating, environmental and mining permits, and land and mineral rights, which are the responsibility of the Company. Also under the Master Agreement, Logistica is required to use its best efforts to establish an operating credit line capable of funding all processing and delivery costs and, upon opening and funding such a credit line, will disburse as needed all operating costs contemplated under the Glencore Purchase Contract. The Company is required to reimburse Logistica for all such amounts, without interest, out of payments received from Glencore in respect of the purchase of the iron.

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

Because of current market iron ore prices, the contract has not been implemented and has not been terminated.

The contracts with Logistica are currently in process of being modified and amended to encompass the handling and processing of our concentrates and replace the current contract with Logistica and other salient provisions therein.

Processing Agreement with Logistica

Under the Processing Agreement, Logistica has agreed to deliver iron processing equipment to the El Capitan Property and to use it best efforts to process, to contract specification, stock pile and load for delivery iron that the Company has contracted to sell to Glencore under the Glencore Purchase Contract. In order to do so, Logistica will act as the Company’s turn-key contractor for all of the Company’s iron processing and delivery activities at the El Capitan Property. In consideration for such services, the Company will pay Logistica a set price per metric ton of iron that is processed in accordance with the Glencore Purchase Contract specifications and purchased by Glencore. As additional compensation for entering into the Processing Agreement, the Company issued 4,000,000 shares of common stock to a designee of Logistica under the Company’s 2005 Stock Incentive Plan valued at $800,000. The shares vested immediately upon grant and the $800,000 was expensed in full during the fiscal year ended September 30, 2014.

Either party may terminate the Processing Agreement following a breach by the other party that remains uncured for 60 days after receipt of written notice. The Processing Agreement will otherwise continue indefinitely.

Because of the drop in the market iron ore prices under the contract price, the contract has not been implemented during the current fiscal year and has not been terminated as of September 30, 2015.

The contracts with Logistica are currently in process of being modified and amended to encompass the handling and processing of our concentrates and replace the current contract with Logistica and other salient provisions therein.

NOTE 9 – INCOME TAXES

The Company has incurred no income taxes during the period from July 26, 2002 (inception) through September 30, 2015. The calculated tax deferred benefit at September 30, 2015 and 2014 is based on the current Federal statutory income tax rate of 35% applied to the loss before provision for income taxes. The tax years open for Internal Revenue Service review are fiscal years ended September 30, 2012 to 2015.

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table accounts for the differences between the actual income tax benefit and amounts computed for the years ended September 30, 2015 and 2014:

	Years Ended September 30,
	2015	2014

Tax benefit at the federal statutory rate	$632,495	$797,304
State tax benefit	125,957	158,777
Cumulative effect of Federal tax rate change	—	—
Expiration of state operating losses	(82,972)	(28,216)
Increase in valuation allowance	(675,480)	(927,865)
Income tax expense	$—	$—

The components of the deferred tax asset and deferred tax liability at September 30, 2015 and 2014 are as follows:

	September 30,
	2015	2014

Deferred tax assets	$8,651,232	$7,975,752
Valuation allowance	(8,651,232)	(7,975,752)
Net deferred tax asset after valuation allowance	$—	$—

A valuation allowance has been provided to reduce the net deferred tax asset, as management determined that it is more likely than not that the deferred tax assets will not be realized.

At September 30, 2015, the Company has net operating loss carry forwards for financial statement purposes for Federal income tax approximating $22,925,000. These losses expire in varying amounts between September 30, 2022 and September 30, 2035.

At September 30, 2015, the Company has net operating loss carry forwards for financial statement purposes for State income tax approximating $9,000,574. These losses expire in varying amounts between September 30, 2016 and September 30, 2020.

NOTE 10 – 2005 STOCK INCENTIVE PLAN

On June 2, 2005, the Board of Directors adopted the Company’s 2005 Stock Incentive Plan (the “2005 Plan”) and reserved 8,000,000 shares for issuance under the 2005 Plan out of the authorized and unissued shares of par value $0.001 common stock of the Company. On July 8, 2005, the Board of Directors authorized the Company to take the steps necessary to register the 2005 Plan shares under a registration statement on Form S-8. On July 19, 2005, the Form S-8 was filed with the SEC for 5,000,000 shares. On October 18, 2007, a Form S-8 was filed with the SEC for registering the remaining 3,000,000 shares.  On July 30, 2008, the Board of Directors increased the number of shares of the Company’s common stock authorized for issuance under the 2005 Plan to 16,000,000 shares. On August 21, 2009, a Form S-8 was filed with the SEC to register the remaining 8,000,000 shares authorized under the 2005 Plan. On July 7, 2011, the Board of Directors increased the number of shares of the Company’s common stock authorized for issuance under the 2005 Plan to 30,000,000 shares. On October 20, 2011, a Form S-8 was filed with the SEC to register the 14,000,000 share increase authorized under the 2005 Plan. The 2005 Plan expired in our fiscal year 2015. See Note 12.

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCKHOLDERS’ EQUITY

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

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Purchase Agreement

On July 11, 2011, the Company entered into an Equity Purchase Agreement (the “2011 Agreement”) with Southridge Partners II, LP (“Southridge”). Under the 2011 Agreement, we had the right, but not an obligation, to sell newly-issued shares of our common stock to Southridge. Southridge had no obligation to purchase shares under the 2011 Agreement to the extent that such purchase would cause Southridge to own more than 9.99% of the Company’s common stock. The original term of the 2011 Agreement was two years, subject to the Company’s right to terminate at any time.  The purchase commitment of Southridge under the 2011 Agreement was scheduled to expire on the earlier of July 11, 2013, or the date on which aggregate purchases by Southridge under the 2011 Agreement totaled $5,000,000. On April 3, 2013, we entered into an amendment (the “Amendment”) to the 2011 Agreement pursuant to which the parties agreed to extend the purchase commitment of Southridge under the 2011 Agreement for an additional year, expiring July 11, 2014. The maximum amount of the aggregate purchase commitment of Southridge under the 2011 Agreement remained unchanged at $5,000,000. On July 11, 2014, the 2011 Agreement expired.

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

On July 30, 2014, we entered into a new Equity Purchase Agreement (the “2014 Agreement”) with Southridge, pursuant to which the Company may from time to time, in its discretion, sell newly-issued shares of its common stock to Southridge for aggregate gross proceeds of up to $1,900,000. Southridge will have no obligation to purchase shares under the 2014 Agreement to the extent that such purchase would cause Southridge to own more than 9.99% of the Company’s common stock. Unless terminated earlier, the purchase commitment of Southridge will automatically terminate on the earlier of July 30, 2016, or the date on which aggregate purchases by Southridge under the 2014 Agreement total $1,900,000. The Company has no obligation to sell any shares under the 2014 Agreement.

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

As of September 30, 2015, we have sold shares of common stock to Southridge under the 2011 and 2014 Agreements for aggregate proceeds of $4,300,000, and have the right, subject to certain conditions, to sell to Southridge $1,600,000 of newly-issued shares of the Company common stock pursuant to the 2014 Agreement, subject to the satisfaction of applicable closing conditions. However, because the Company’s public float was less than $75 million upon the December 29, 2014 filing of its Annual Report on Form 10-K, the Company is no longer eligible to utilize Form S-3 registration statements on a primary basis. As a result, the Company will be required to amend the structure of the 2014 Agreement in order to continue to obtain financing from Southridge.

Preferred Stock Issuances

On August 1, 2014, the Company issued fifty-one (51) shares of Series B Preferred Stock to John F. Stapleton (the “Series B Stockholder”) for a purchase price equal to $1.00 per share. The offer and sale of such shares were not registered under the Securities Act of 1933, as amended (the “Securities Act”) at the time of sale, and therefore may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. For this issuance, the Company relied on the exemption from federal registration under Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder, based on the Company’s belief that the offer and sale of the shares has not and will not involve a public offering as the Series B Stockholder is an “accredited investor” as defined under Section 501 promulgated under the Securities Act and no general solicitation has been involved in the offering.

As a result of the voting rights of the Series B Preferred Stock, the Series B Stockholder holds in the aggregate approximately 51% of the total voting power of all issued and outstanding voting capital of the Company solely with respect to matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent and relate to the Company’s capitalization (including, without limitation, increasing and/or decreasing the number of authorized shares of common stock and/or preferred stock, and implementing forward and/or reverse stock splits) and changes in the Company’s name. The Series B Stockholder does not otherwise have the right under the Certificate of Designation to vote on matters brought before the Company’s stockholders. The Company’s Board of Directors believes that the issuance of the Series B Preferred Stock to the Series B Stockholder will facilitate the Company’s ability to manage its affairs with respect to the limited matters on which the Series B Stockholder is entitled to vote.

During the fiscal year ended September 30, 2015, the Company did not issue any shares of preferred stock.

Common Stock Issuances

During the fiscal year ended September 30, 2015, the Company:

(i)	Issued 400,000 shares of restricted common stock, as provided for in two loan agreements entered into in February 2015. The relative fair value of the stock was determined to be $21,211 and was accounted for as a discount to the loans and will be amortized over the life of the loans;

(ii)	Issued 3,000,000 shares of restricted common stock, as provided for in a working capital loan entered into in April 2015. The relative fair value of the stock was determined to be $98,349 and was accounted for as a discount to the loans and will be amortized over the life of the loans;

(iii)	Issued 500,000 shares of restricted common stock to a creditor for carrying a significant balance. The market value of the shares issued was $67,550 and was classified as non-cash financing costs in the fiscal year ended September 30, 2015;

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(iv)	Issued 2,000,000 shares of S-8 common stock as consideration for a commitment consulting fee to a six month mining agreement. The market value of the shares issued was $170,000;

(v)	Issued 849,805 shares of restricted common stock in connection with a conversion accrued compensation valued at $53,534; and

(vi)	Issued 594,318 shares of common stock under the 2014 Agreement with Southridge for cash proceeds of $50,000.

During the fiscal year ended September 30, 2014, the Company:

(i)	Issued 6,544,987 shares of common stock under the 2011 and 2014 Agreements with Southridge and received cash proceeds of $750,000;

(ii)	Issued 350,000 shares of common stock for non-employee consulting services valued at $49,625;

(iii)	Issued 100,000 shares of common stock upon the exercise of non-statutory stock options and the Company received cash proceeds of $21,500;

(iv)	Issued 1,954,545 shares of common stock to four accredited investors and the Company received cash proceeds of $215,000;

(v)	issued 2,500,000 shares of common stock in connection with financing the acquisition of heavy mining equipment valued at $222,222; and

(vi)	Issued 4,000,000 shares of common stock under the processing agreement valued at $800,000 which is included as stock issued for services in the statements of stockholders’ equity. See Note 6.

Warrants

During the fiscal year ended September 30, 2015, the Company:

(i)	Issued to an investor 735,294 three-year fully vested warrants at an exercise price of $0.17 per share as related to the $500,000 2014 Note. The relative fair value of the warrants was determined to be $73,053 using the Black-Scholes option pricing model and was recorded as a discount to the 2014 Note and is being amortized to interest expense over the expected life of the note through July 17, 2015. During the fiscal year ended September 30, 2015, amortization expense of $73,053 was recognized and the unamortized discount was $0 as of September 30, 2015.

(ii)	Issued 147,058 three-year fully vested warrants at an exercise price of $0.17 per share as placement fees related to the $500,000 2014 Note. The fair value of the warrants was determined to be $17,111 using the Black-Scholes option pricing model and was recorded as deferred financing costs to be amortized over the expected life of the note through July 17, 2015. During the fiscal year ended September 30, 2015, amortization expense of $17,111 was recognized and the unamortized deferred financing costs balance was $0 as of September 30, 2015.

(iii)	Issued to an investor 4,714,286 three-year fully vested warrants at an exercise price of $0.07 per share as related to the amended $500,000 2014 Note on August 18, 2015. The prior issued warrants aggregating 735,294 were cancelled under the terms of the amendment. The relative fair value of the amended warrants was determined to be $220,703 using the Black-Scholes option pricing model and was recorded as loss on debt extinguishment.

During the fiscal ended September 30, 2014, the Company did not issue any warrants and as of September 30, 2014, there were no warrants outstanding.

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options

Aggregate options expense recognized was $525,703 and $509,604 for the fiscal years ended September 30, 2015 and 2014, respectively related to the option grants described below. As of September 30, 2015 there was no unamortized option expense.

During the fiscal year ended September 30, 2015, the Company:

(i)	Granted, pursuant to the 2005 Stock Incentive Plan, (a) to two directors of the Company each a ten-year stock option to purchase 500,000 shares of the Company’s common stock, (b) to two directors of the Company each a ten-year stock option to purchase 250,000 shares of the Company’s common stock, and (c) to the controller a ten-year stock option to purchase 250,000 shares of the Company’s common stock, all of which vested immediately, at an exercise price of $0.15 per share. The fair value of the options was determined to be $218,471 using the Black-Scholes option pricing model and was expensed as warrant and option costs during the fiscal year ended September 30, 2015.

(ii)	Granted to a consultant a ten-year stock option to purchase an aggregate of 500,000 shares of the Company’s common stock at an exercise price of $0.15 per share with the options vesting on the date of grant. The fair value of the options was determined to be $73,158 using the Black-Scholes option pricing model and was expensed as warrant and option costs during the fiscal year ended September 30, 2015.

(iii)	Granted to a consultant a ten-year stock option to purchase an aggregate of 1,500,000 shares of the Company’s common stock at an exercise price of $0.15 per share with the options vesting equally over a nine-month period from the date of the grant. The fair value of the options was determined to be $219,473 using the Black-Scholes option pricing model and $219,473 was expensed as warrant and option costs during the fiscal year ended September 30, 2015.

During the fiscal year ended September 30, 2014, the Company:

(i)	Granted, pursuant to the 2005 Stock Incentive Plan, to each of two new directors of the Company five-year options to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.3452 per share which will vest in equal monthly installments over two years, commencing on April 17, 2014. The fair value of the options was determined to be $233,638 using the Black-Scholes option pricing model and will be expensed as warrant and option costs over the vesting period. One of the new directors left the board without notice and without any options vesting. During the fiscal years ended September 30, 2015 and 2014, $14,601 and $38,940, respectively, was expensed as warrant and option costs.

(ii)	Granted, pursuant to the 2005 Stock Incentive Plan, to each of two existing directors of the Company a five-year stock option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.31 per share, all of which vested immediately. The fair value of the options was determined to be $209,896 using the Black-Scholes option pricing model and was expensed as warrant and option costs during the fiscal year ended September 30, 2014.

(iii)	Granted, pursuant to the 2005 Stock Incentive Plan, to a consultant five-year stock options to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $0.31 per share with the options vesting on the date of grant. The fair value of the options was determined to be $26,505 using the Black-Scholes option pricing model and was expensed as warrant and option costs during the fiscal year ended September 30, 2014.

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(iv)	Amended the expiration date of an aggregate of 500,000 outstanding common stock options. The options were originally scheduled to expire on January 31, 2014. The expiration date of the 500,000 options was extended to January 31, 2019. The incremental increase in the fair value of the options was determined to be $27,718 using the Black-Scholes option pricing model and was expensed as warrant and option costs during the fiscal year ended September 30, 2014.

(v)	Granted, pursuant to the 2005 Stock Incentive Plan, to each of three directors of the Company a five-year stock option to purchase 500,000 of the Company’s common stock at an exercise price of $0.16 per share, all of which vested immediately. The fair value of the options was determined to be $159,456 using the Black-Scholes option pricing model and was expensed as warrant and option costs during the during the fiscal year ended September 30, 2014.

(vi)	Granted, pursuant to the 2005 Stock Incentive Plan, to a consultant five-year stock options to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $0.14 per share with the options vesting on the date of grant. The fair value of the options was determined to be $12,423 using the Black-Scholes option pricing model and was expensed as warrant and option costs during the fiscal year ended September 30, 2014.

(vii)	Granted, pursuant to the 2005 Stock Incentive Plan, to a consultant five-year stock options to purchase an aggregate of 300,000 shares of the Company’s common stock at an exercise price of $0.13 per share with the options vesting on the date of grant. The fair value of the options was determined to be $34,666 using the Black-Scholes option pricing model and was expensed as warrant and option costs during the fiscal year ended September 30, 2014.

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of its option awards and warrants. The following table summarizes the significant assumptions used in the model during the years ended September 30, 2015 and 2014:

Year Ended September 30, 2015:
Exercise prices	$0.07 - $0.17
Expected volatilities	115.01% - 139.28%
Risk free interest rates	0.79% - 2.36%
Expected terms	3.0 - 10.0 years
Expected dividends	—

Year Ended September 30, 2014:
Exercise prices	$0.14 - $0.38
Expected volatilities	120.72% - 140.83%
Risk free interest rates	0.51% - 1.55%
Expected terms	2.5 - 5.0 years
Expected dividends	—

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity, both within and outside the 2005 Stock Incentive Plan and warrant activity, for the fiscal years ended September 30, 2015 and 2014, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price

Outstanding at September 30, 2013	6,100,000	$0.42	—	$—
Granted	4,000,000	0.24	—	—
Canceled	(2,100,000)	0.23	—	—
Expired	—	—	—	—
Exercised	(100,000)	.22	—	—

Outstanding at September 30, 2014	7,900,000	$0.38	—	$—
Granted	3,750,000	0.15	5,596,638	0.09
Canceled	(312,500)	0.35	(735,294)	0.17
Expired	(950,000)	0.56	—	—
Exercised	—	—	—	—

Outstanding at September 30, 2015	10,387,500	$0.3	4,861,344	$0.07

Exercisable at September 30, 2015	10,387,500	$0.3	4,861,344	$0.07

The range of exercise prices and remaining weighted average life of the options outstanding at September 30, 2015 were $0.13 to $1.02 and 5.55 years, respectively. The aggregate intrinsic value of the outstanding options at September 30, 2015 was $0.

The range of exercise prices and remaining weighted average life of the warrants outstanding at September 30, 2015 were $0.07 to $0.17and 2.77 years, respectively. The aggregate intrinsic value of the outstanding warrants at September 30, 2015 was $0.

During the fiscal year 2015 our 2005 Plan expired. See Note 12.

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SUBSEQUENT EVENTS

Our 2005 Stock Incentive Plan expired during our fiscal year ended September 30, 2015. On October 8, 2015, the Board of Directors of the Company approved the El Capitan Precious Metals, Inc. 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan enables the Board of Directors to grant to employees, directors, and consultants of the Company and its subsidiaries a variety of forms of equity-based compensation, including grants of options to purchase shares of common stock, shares of restricted common stock, restricted stock units, stock appreciation rights, other stock-based awards and performance-based awards. The maximum number of shares of common stock of the Company that may be issued or awarded under the 2015 Plan is 15,000,000 shares. On October 14, 2015, the Company filed Form S-8 Registration Statement No. 333-207399 with the SEC registering the 15,000,000 shares of common stock authorized for issuance pursuant to the 2015 Plan. On December 15, 2015, the Board of Directors of the Company adopted Amendment No. 1 to the Company’s 2015 Equity Incentive Plan (the “2015 Plan”) pursuant to which the number of shares of common stock issuable under the 2015 Plan was increased from 15,000,000 to 23,000,000.

Effective November 23, 2015, the Board elected Dr. Clyde L. Smith to serve as a director of the Company, filling an existing vacancy on the Board. Upon his election to the Board, the Company granted Dr. Smith an option to purchase up to 250,000 shares of the Company’s common stock with an exercise price equal to $0.05 per share, the closing price of the Company’s common stock on the grant date. The option was vested in its entirety upon grant and has a ten year term.

On December 2, 2015 (the “Effective Date”), the Company entered into a Securities Purchase Agreement (the “SPA”) for two $114,400 Convertible Notes with an accredited investor for an aggregate principal amount of $228,800 with an annual interest rate of 9%. Each Note contains an Original Issuance Discount (“OID”) of $10,400 and related legal and due diligence costs of $12,000. The net proceeds to be received by the Company will be $92,000. The Maturity Date on the first Note is December 2, 2017. The Company may prepay in full the unpaid principal and interest on the Note, upon notice, any time prior to 180 days after the Effective Date. Any prepayment is at140% face amount outstanding and accrued interest. The redemption must be must be closed and paid for within three business days of the Company sending the redemption demand. The Note may not be prepaid after the 180th day. The Note is convertible into shares of our Common Stock at any time beginning on the date which is 181 day following the Effective Date. The conversion price is equal to 55% of the lowest trading price of our Common Stock as reported on the QTCQB for the ten prior trading days and may include the include the day of the Notice of Conversion under certain circumstances. We agreed to reserve an initial 5,033,000 shares of Common Stock for conversions under the Note (the "Share Reserve"). We also agreed to adjust the Share Reserve to ensure that it always equals at least four times the total number of Common Stock that is actually issuable if the entire Note would be converted. The Note has an embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging”, the Company will recognize the fair value of the embedded conversion features as a derivative liability when the Note becomes convertible on May 29, 2016.

Effective December 4, 2015, the Board elected Timothy J. Gay to serve as a director of the Company, filling an existing vacancy on the Board. Upon his election to the Board, the Company granted Mr. Gay a ten year option to purchase up to 250,000 shares of the Company’s common stock with an exercise price equal to $0.062 per share, the closing price of the Company’s common stock on the grant date. The option was vested in its entirety upon grant and has a ten year term.

Subsequent to our year end the Company issued 22,283,187 shares of Common Stock as follows:

Accrued compensation	1,663,186
Accrued liability for legal services	2,147,273
Compensation for mining services	11,200,000
Notes payable conversion	7,272,728
22,283,187

Table of Contents Index to Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our accountants during the last two fiscal years, and we have not had any material disagreements with our existing accountants during that time.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective due to a material weakness identified which is described below.

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

Management conducted an evaluation of the effectiveness, as of September 30, 2015, of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2015. This was due to the following material weaknesses:

•	We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with the complexity of our equity and equity instruments issued with debt transactions. As a result, there is a lack of monitoring of the accounting and reporting process for these types of transactions.

To address these types of transactions and concur on their treatment, we will have an independent qualified professional review the transaction treatment prior to recording on the books of the Company.

Table of Contents Index to Financial Statements

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2015, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

The Company’s independent registered public accounting firm is not required to issue, and has not issued, an attestation report on the Company’s internal control over financial reporting as of September 30, 2015.

ITEM 9B.	OTHER INFORMATION

None.

Table of Contents Index to Financial Statements

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and directors of the Company as of January 11, 2016.

Name	Age	Position	Director Since

Charles C. Mottley	80	President, Chief Executive Officer, Director	April 21, 2009
John F. Stapleton	72	Chief Financial Officer, Director, Chairman of the Board, Secretary	April 21, 2009
Clyde L. Smith	78	Director	November 23, 2015
Timothy J. Gay	71	Director	December 4, 2015

Charles C. Mottley – Mr. Mottley was Chairman of the Board of Gold and Minerals Company, Inc. from February 2009 until the merger into the Company in 2011; and was on the Board of Trustees at Hampden-Sydney College from 2007 to May 2011. Mr. Mottley was President and a Director of the Company from July 2002 to April 2007, when he resigned as President, but continued to serve as a Director until September 2007. He also provided consulting services to our Company from June 2007 to June 2008. On April 21, 2009, Mr. Mottley was reappointed as a Director of the Company and on April 30, 2009, Mr. Mottley was reappointed as President and as Chief Executive Officer. Mr. Mottley also served as Chairman and Chief Executive Officer of Gold and Minerals Company, Inc., from 1978 until July 2005, at which time he resigned those positions. He was on the Board of the National Mining Association from 2005 to 2007 and has been employed in the mining industry in various capacities from equipment sales and services to active mining operations for over 36 years. Mr. Mottley is the author of five books and is the founder of the Fatherhood Foundation in Scottsdale, Arizona. Mr. Mottley received a Bachelor of Arts Degree from Hampden-Sydney College in 1958. On January 20, 2012, Mr. Mottley filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the Unites States Bankruptcy Court in and for the District of Arizona (Case No. 10-01419 GBN). A plan of reorganization was approved by the Court in June 2013, and has not been discharged.

John F. Stapleton – Mr. Stapleton has been a Company director and Chairman of the Company’s Board of Directors since April 2009, and has served as Chief Financial Officer since February 2012. Mr. Stapleton has extensive experience with early-stage development companies and contributes a unique set of skills needed to achieve a focused strategy, early-stage funding, basic infrastructure and business model, all of which are central to creating a solid business platform to launch and scale a successful venture. Mr. Stapleton has a history of founding and supporting more than 25 emerging technology companies. As a senior officer and investor, Mr. Stapleton has been instrumental in the development and financing of several companies. Mr. Stapleton is the sole owner of Management Resource Initiatives, Inc., a corporation that, since January 2012, has been managing and overseeing the process of operating and marketing the El Capitan Property and performing other services aimed at furthering the Company's strategic goals.

Clyde L. Smith, PhD – A scientist with strong ties to academic research applied to ore-deposit exploration, Dr. Smith’s background includes eight years as an Industrial Associate to Stanford University School of Earth Sciences, work as an explorationist, and executive positions for the Toronto Stock Exchange- and Vancouver Stock Exchange-listed public companies with broad experience in prospect-generator business model, joint ventures, and exploration alliances with major companies such as Rio Tinto, Teck, and Mount Isa Mines. Dr. Smith’s recent project work has included work as Chief Geologist for Alexander Mining, a Singapore-based entity for which he wrote the NI 43-101 report and secured $5 million financing through UOB Bank, Singapore. He also planned and directed grassroots orogenic gold exploration and drilling on a large exploration license in Papua New Guinea, where he employed an ex-Chief Geochemist of Barrick Gold Corporation and an ex-Chief Geophysicist of Newmont Mining Corporation

Table of Contents Index to Financial Statements

Timothy J. Gay, CPA, CVA – Mr. Gay has been involved for thirty-five years in management advisory with public companies for SEC-related services and specializes in mergers and acquisitions, bankruptcy reorganizations, expert testimony, and business valuations. He founded, organized, and continues to facilitate the M&A Roundtable and has extensive experience in providing guidance and services for financial institutions related to mergers, acquisitions, and financing alternatives. In addition, Mr. Gay has served on the boards and loan committees of financial institutions. As founder of Tim Gay & Associates, Mr. Gay organized the investment banking firms Cornelius & Gay and Cornelius, Gay & Korte (CG&K). He resigned his positions with CG&K in 2005 when he formed the Sierra Consulting Group, LLC. He has been appointed as an Examiner by the U.S. Department of Justice and as a Chapter 7 and Chapter 11 Trustee by the U.S. Bankruptcy Court and currently serves as a Principal of Semple, Marchal & Cooper, LLC, where he performs concurring partner reviews on SEC engagements. Mr. Gay also serves on various boards of non-profit organizations.

Audit Committee; Financial Expert

The Company has a standing audit committee comprised of one director, John F. Stapleton. As set forth in the Company’s written audit committee charter, the audit committee assists the Board of Directors in fulfilling its responsibility for oversight of the quality and integrity of the accounting, auditing, and reporting practices of the Company, and such other duties as directed by the Board. The committee’s role includes a particular focus on the qualitative aspects of financial reporting to shareholders, on the Company’s processes to manage business and financial risk, and for compliance with significant applicable legal, ethical, and regulatory requirements. The committee is directly responsible for the appointment, compensation, and oversight of the public accounting firm engaged to prepare and issue an audit report on the financial statements of the Company. We have posted our audit committee charter on our website at www.elcapitanpmi.com.

Mr. Stapleton is not an “audit committee financial expert” as defined by the rules promulgated by the SEC. However, Mr. Stapleton has financial management experience and is able to read and understand fundamental financial statements, including our consolidated balance sheet, consolidated statement of expenses and consolidated statement of cash flows, and is generally knowledgeable in financial and auditing matters. Given the Company’s current lack of capital to engage an “expert,” and the knowledge of the current member of the audit committee, the Company has determined that its current member of the audit committee sufficiently operates and functions without an “audit committee financial expert.”

Code of Ethics for Senior Financial Management

We have adopted a Code of Ethics that applies to our principal executive, financial and accounting officers (or persons performing similar functions). A copy of the Code of Ethics is filed as Exhibit 14.1 to this report.

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

Table of Contents Index to Financial Statements

ITEM 11.	EXECUTIVE COMPENSATION

This section contains a discussion of the material elements of compensation awarded to, earned by or paid to (i) all individuals serving as our principal executive officer during fiscal 2015, regardless of compensation level, and (ii) our two most highly compensated other executive officers who were serving as executive officers at the end of fiscal 2015 (or such lesser number then serving as an executive officers) and who received in excess of $100,000 in total compensation during such fiscal year. These individuals are referred to in this report as the “named executive officers.” The named executive officers were the only individuals who served as executive officers of the Company during fiscal 2015.

The Company’s current executive officers include Charles C. Mottley, President and Chief Executive Officer, and John F. Stapleton, Chief Financial Officer. Messrs. Mottley and Stapleton also serve as members of the Company’s Board of Directors. The Board believes that equity incentive compensation in the form of stock option grants aligns the interests of the Company’s executive officers with that of the Company’s stockholders, namely to maximize stockholder equity returns. In light of the Company’s current plan to market the El Capitan Property for sale to a major mining company, the Board believes that stock options provide a meaningful incentive for management to execute on this strategic goal.

During fiscal 2014 and 2015, Mr. Mottley was entitled to receive a salary of $15,000 per month for his service as President and Chief Executive Officer. Due to limited cash availability, Mr. Mottley had accrued unpaid compensation of $97,975, which is recorded in accrued compensation - related parties at September 30, 2015. In addition, the Company granted 500,000 options to purchase shares of the Company’s common stock to Mr. Mottley on each of March 14, 2014 and November 3, 2014, as compensation for his services as a director. See “Director Compensation” below.

Mr. Stapleton does not receive a salary for his service as Chief Financial Officer. The Company granted 500,000 options to purchase shares of the Company’s common stock to Mr. Stapleton on each of March 14, 2014 and November 3, 2014, as compensation for his services as a director. See “Director Compensation” below.

In January 2012, the Company retained Management Resource Initiatives, Inc. (“MRI”) for managing and overseeing the process of marketing and selling the El Capitan Property and performing other services aimed at furthering the Company's strategic goals pursuant to an unwritten consulting arrangement. Under this arrangement, the Company pays MRI a current monthly consulting fee of $15,000. The Company made or accrued aggregate consulting payments of $180,000 to MRI during each of the fiscal years ended September 30, 2015 and 2014. MRI is a corporation that is wholly-owned by John F. Stapleton. MRI had accrued and unpaid compensation of $135,000 recorded in accrued compensation - related parties at September 30, 2015. Amounts paid or accrued to MRI are not reflected as employment compensation in the table below.

Neither Messrs. Mottley nor Stapleton is subject to a written employment agreement.

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to each named executive officer during each of the fiscal years ended September 30, 2015 and 2014.

Name and Principal Position	Fiscal Year	Salary	Total Compensation

Charles C. Mottley	2015	$180,000	$180,000
President, Chief Executive Officer,	2014	$180,000	$180,000
Director

John F. Stapleton (1)	2015	$—	$—
Director, Chairman of the Board	2014	$—	$—
Chief Financial Officer

________________
(1)	Mr. Stapleton has served as Chairman of the Board since April 21, 2009 and as Chief Financial Officer since February 14, 2012. Mr. Stapleton currently has no employment contract with the Company and receives no compensation for his services as an officer.

Table of Contents Index to Financial Statements

Grants of Plan-Based Awards

There was no equity awards granted under our 2005 Stock Incentive Plan to any named executive officer during the fiscal year ended September 30, 2015 as compensation for services provided as executive officers. Equity awards granted as compensation for director services are discussed below under “Director Compensation.”

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding each unexercised options held by each of the Company’s named executive officers as of September 30, 2015:

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

Charles C. Mottley	500,000	—	$1.02	2/7/18
	500,000	—	$0.21	7/6/22
	500,000	—	$0.215	1/15/18
	500,000	—	$0.16	12/12/18
	500,000	—	$0.31	3/14/19
	500,000	—	$0.15	11/3/24

John F. Stapleton	500,000	—	$1.02	2/7/18
	500,000	—	$0.38	1/31/19
	500,000	—	$0.21	7/6/22
	500,000	—	$0.215	1/15/18
	500,000	—	$0.16	12/12/18
	500,000	—	$0.31	3/14/19
	500,000	—	$0.15	11/3/24

____________
(1)	All option grants reflected in the table above were granted under to the Company’s 2005 Stock Incentive Plan, as amended.

Our 2005 Stock Incentive Plan expired during our fiscal year ended September 30, 2015. On October 8, 2015, the Board of Directors of the Company approved the El Capitan Precious Metals, Inc. 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan enables the Board of Directors to grant to employees, directors, and consultants of the Company and its subsidiaries a variety of forms of equity-based compensation, including grants of options to purchase shares of common stock, shares of restricted common stock, restricted stock units, stock appreciation rights, other stock-based awards and performance-based awards. The maximum number of shares of common stock of the Company that may be issued or awarded under the 2015 Plan is 15,000,000 shares. On October 14, 2015, the Company filed Form S-8 Registration Statement No. 333-207399 with the SEC registering the 15,000,000 shares of common stock authorized for issuance pursuant to the 2015 Plan. On December 15, 2015, the Board of Directors of the Company adopted Amendment No. 1 to the Company’s 2015 Plan pursuant to which the number of shares of common stock issuable under the 2015 Plan was increased from 15,000,000 to 23,000,000.

Severance and Change of Control Arrangements

The Company has no severance or change of control agreements in place with its executive officers. The Company’s Board of Directors, or a committee thereof, serving as plan administrator of its 2005 Stock Incentive Plan and 2015 Equity Incentive Plan, has the authority to provide for accelerated vesting of the options granted to its named executive officers and any other person in the event of an acquisition of the Company through the sale of substantially all of the Company's assets or through a merger, exchange, reorganization or liquidation of the Company or a similar event as determined by the Committee. This description constitutes only a summary of the relevant terms of the Company’s 2005 Stock Incentive Plan and 2015 Equity Incentive Plan.

Table of Contents Index to Financial Statements

Director Compensation

On July 21, 2005, based upon recommendations from the Company’s compensation committee, the Board of Directors approved a cash compensation plan for the Board of Directors pursuant to which non-employee directors are entitled to receive an annual retainer of $5,000, plus an additional $1,000 for each Board meeting attended by each such director in person and $500 for all Board meetings attended by such director remotely. In addition, non-employee directors serving as chairman of the audit and compensation committee shall receive an additional annual retainer of $4,000. Because Messrs. Mottley and Stapleton were employees of the Company throughout fiscal 2015, neither was eligible to receive cash director compensation. Mr. Tony J. Burger, who became a Director on March 17, 2014, and resigned as a Director on December 24, 2014, and Mr. Bradley C. Holt, who became a Director on September 25, 2014, and resigned as a Director on February 17, 2015, each agreed to forego his receipt of Board member cash compensation, and these expenses have not been incurred. The Board also approves grants of stock incentive awards to all directors from time to time, which are reflected in the table below, including the footnotes thereto.

The following table shows the compensation earned by each of the Company’s Directors for the fiscal year ended September 30, 2015:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (2)	Total

Charles C. Mottley (1)(3)	$—	$—	$62,420	$62,420

John F. Stapleton (1)(4)	$—	$—	$62,420	$62,420

Bradley C. Holt (1)(5)	$—	$—	$31,210	$31,210

Tony J. Burger (1)(6)	$—	$—	$45,813	$45,813

___________
(1)	Mr. Mottley and Mr. Stapleton were appointed to the Board of Directors and Mr. Stapleton as Chairman of the Board on April 21, 2009; Mr. Burger was appointed to the Board of Directors on March 17, 2014 and Mr. Holt was elected to the Board of Directors on September 25, 2014. Mr. Burger resigned from the Board of Directors on December 24, 2014 and Mr. Holt resigned from the Board of Directors on February 17, 2015.
(2)	Amounts shown reflect the grant date fair value, computed in accordance with FASB ASC 718, for stock based incentives granted during the fiscal 2014. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For a discussion of the assumptions relating to our valuations of the option awards, see Note 1 to the financial statements included in this Annual Report on Form 10-K. These amounts reflect our accounting expense for these stock options and do not correspond to the actual value that may be recognized by the director.
(3)	During fiscal 2015, Mr. Mottley was awarded (i) an option to purchase 500,000 shares of our common stock at $0.15 per share, which had a grant date fair value of $62,420. At September 30, 2015, Mr. Mottley held options to purchase 3,000,000 shares at a weighted average exercise price of approximately $0.34 per share, all of which were fully vested.
(4)	During fiscal 2015, Mr. Stapleton was awarded (i) an option to purchase 500,000 shares of our common stock at $0.15 per share, which had a grant date fair value of $62,420. At September 30, 2015, Mr. Stapleton held options to purchase 3,500,000 shares at a weighted average exercise price of approximately $0.35 per share, all of which were fully vested.
(5)	During fiscal 2014, Mr. Holt was awarded an option to purchase 250,000 shares of our common stock at $0.15 per share, which had a grant date fair value of $31,210. At September 30, 2015, Mr. Holt held options to purchase 550,000 shares at a weighted average exercise price of approximately $0.14 per share, all of which were fully vested.
(6)	During fiscal 2015, Mr. Burger was awarded an option to purchase 250,000 shares of our common stock at $0.15per share, which had a grant date fair value of $31,210. Mr. Burger also had 62,500 options vest from an award in fiscal 2014 at $0.3452. Mr. Burger held options to purchase 437,500 shares at a weighted average exercise price of approximately $0.23 per share, all of which were fully vested.

Table of Contents Index to Financial Statements

Compensation Committee

The Compensation Committee of the Company contemplates a minimum of one director. The purpose of the Committee is to carry out the Board of Directors’ overall responsibility relating to executive compensation. Members of the Committee are appointed by the Board of Directors and may be removed by the Board of Directors in its discretion. Members of the Compensation Committee are required to be independent directors, and shall satisfy the Company’s independence guidelines for members of the Compensation Committee. Until his resignation as a Director on December 24, 2014, Mr. Tony J. Burger served as the only member of the Compensation Committee. Due to Mr. Burger’s resignation, the Board as a whole has assumed the responsibilities of the Compensation Committee until such time as a new independent director or directors are appointed to the Compensation Committee. We have posted our Compensation Committee Charter on our website at www.elcapitanpmi.com.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of January 11, 2016, certain information regarding beneficial ownership of our capital stock according to the information supplied to us, that were beneficially owned by (i) each person known by the Company to be the beneficial owner of more than 5% of each class of the Company’s outstanding voting stock, (ii) each director, (iii) each named executive officer identified in the Summary Compensation Table, and (iv) all named executive officers and directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

	Amount and Nature of Beneficial Ownership
	Common Stock			Series B Convertible Preferred Stock (1)
Name and Address of Beneficial Owner	Shares		% of Class (2)	Shares	% of Class (2)

Charles C. Mottley 8390 Via de Ventura, Suite F-110 Scottsdale, Arizona 85258	14,528,200	(3)	4.68%	—	—
John F. Stapleton 8390 Via de Ventura, Suite F-110 Scottsdale, Arizona 85258	8,195,980	(4)	2.63%	51	100.0%
Clyde L. Smith 8390 Via de Ventura, Suite F-110 Scottsdale, Arizona 85258	250,000	(5)	*	—	—
Timothy J. Gay 8390 Via de Ventura, Suite F-110 Scottsdale, Arizona 85258	304,990	(6)	*	—	—
All officers and directors as a group (4 persons)	23,279,080		7.40%	51	100.0%

______________

*	Less than 1%
(1)	Each share of Series B Convertible Preferred Stock entitles the holder thereof to 6,278,938 votes solely in respect of matters that relate to Company capitalization (including, without limitation, increasing and/or decreasing the number of authorized shares of common stock and/or preferred stock, and implementing forward and/or reverse stock splits) and changes in the Company’s name. Holders of Series B Convertible Preferred Stock do not otherwise have the right to vote such shares on matters brought before the Company’s stockholders.

Table of Contents Index to Financial Statements

(2)	Applicable percentage of ownership is based on 307,681,187 shares of common stock and 51 shares of Series B Convertible Preferred Stock outstanding as of January 11, 2016, together with securities exercisable or convertible into shares of common stock within sixty (60) days of January 11, 2016, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants exercisable or convertible into shares of common stock that are currently exercisable or exercisable within sixty (60) days of January 11, 2016, are deemed to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3)	Mr. Mottley is President, Chief Executive Officer and a Director of the Company. Includes (i) 3,000,000 shares issuable upon the exercise of outstanding stock options that are currently exercisable or will become exercisable within sixty (60) days following January 11, 2016; and (ii) 10,000 shares of common stock held by Mr. Mottley’s spouse.
(4)	Mr. Stapleton is the Chairman of the Board, Chief Financial Officer and Secretary of the Company. Includes (i) 3,500,000 shares issuable upon the exercise of outstanding stock options that are currently exercisable or will become exercisable within sixty (60) days following January 11, 2016, and (ii) 51 shares of common stock that are issuable upon conversion of Series B Convertible Preferred Stock held by Mr. Stapleton.
(5)	Mr. Smith is a Director of the Company as of November 23, 2015. Includes 250,000 shares issuable upon the exercise of outstanding stock options that are currently exercisable or will become exercisable within sixty (60) days following January 11, 2016.
(6)	Mr. Gay is a Director of the Company as of December 4, 2015. Includes 250,000 shares issuable upon the exercise of outstanding stock options that are currently exercisable or will become exercisable within sixty (60) days following January 11, 2016.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of September 30, 2015, (i) the number of securities to be issued upon the exercise of outstanding options, warrants and rights issued under our equity compensation plans, (ii) the weighted-average exercise price of such options, warrants and rights, and (iii) the number of securities remaining available for future issuance under our equity compensation plans (excluding those securities set forth in Item (i)).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding (a))

Equity compensation plans approved by security holders	8,387,500	$0.311	—
Equity compensation plans not approved by security holders	6,861,344	$0.0955	—
Total	15,248,844	$0.2143	—

___________

(1)	All outstanding options identified above are governed by the terms of the Company’s 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan authorizes the granting of stock-based awards to purchase up to 30,000,000 shares of our common stock. Under the 2005 Plan, our Board of Directors or a committee of two or more non-employee directors designated by our Board administers the 2005 Plan. As such, the Board or compensation committee, as applicable, has the power to grant awards, to determine when and to whom awards will be granted, the form of each award, the amount of each award, and any other terms or conditions of each award consistent with the terms of the 2005 Plan. Awards may be made to employees, directors and consultants of the Company and our subsidiaries. The types of awards that may be granted under the 2005 Plan include incentive and non-statutory stock options, stock appreciation rights, stock awards, restricted stock, and performance shares. Each award agreement will specify the number and type of award, together with any other terms and conditions as determined by the Board of Directors or committee in its sole discretion. In the event of an acquisition of the Company through the sale of substantially all of the Company's assets or through a merger, exchange, reorganization or liquidation of the Company or a similar event, the Board of Directors or applicable committee may take any action with respect to outstanding awards that it deems equitable, including providing for the assumption or substitution of outstanding awards, or the acceleration or termination of unvested awards. The Board of Directors may amend or discontinue the 2005 Plan at any time. The 2005 Plan expired during our 2015 fiscal year.

Table of Contents Index to Financial Statements

The 2005 Plan expired during the fiscal year ended September 30, 2015. On October 8, 2015, the Board of Directors of the Company approved the El Capitan Precious Metals, Inc. 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan enables the Board of Directors to grant to employees, directors, and consultants of the Company and its subsidiaries a variety of forms of equity-based compensation, including grants of options to purchase shares of common stock, shares of restricted common stock, restricted stock units, stock appreciation rights, other stock-based awards and performance-based awards. The maximum number of shares of common stock that may be issued or awarded under the 2015 Plan is 15,000,000 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships

Since January 2012, Management Resource Initiatives, Inc. (“MRI”) has been managing and overseeing the process of marketing and selling the El Capitan Property and performing other services aimed at furthering the Company's strategic goals pursuant to an unwritten consulting arrangement. Under this arrangement, the Company paid MRI a monthly consulting fee of $10,000 through July 2013. Effective August 1, 2013, the monthly consulting fee was increased to $15,000. The Company made aggregate payments of $180,000 to MRI during fiscal 2014 and aggregate payments of $45,000 during fiscal year 2015. Accrued and unpaid fees of $135,000 are recorded in accrued compensation - related parties at September 30, 2015. MRI is a corporation that is wholly-owned by John F. Stapleton, the Chief Financial Officer and a Director of the Company.

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

On February 4, 2015, the Company signed a $30,000 promissory note payable to MRI, which accrues interest at 18% per annum and becomes due and payable on February 4, 2016. As an inducement for the loan represented by the note, the Company issued 200,000 shares of restricted common stock of the Company to MRI.

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

The director independence rules of NASDAQ require that the compensation of the chief executive officer and other officers of a listed company be determined, or recommended to the Board for determination, either by a compensation committee comprised of independent directors or by a majority of the independent directors on its Board of Directors. Until his resignation as a Director on December 24, 2014, Mr. Tony J. Burger served as the only member of the compensation committee. Due to Mr. Burger’s resignation, the Board as a whole has assumed the responsibilities of the Compensation Committee until such time as a new independent director or directors are appointed to the Compensation Committee. Until such appointment(s), the Company’s compensation committee does not meet this NASDAQ requirement.

Table of Contents Index to Financial Statements

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

The following table summarizes the aggregate fees billed to the Company by MaloneBailey, LLP in relation to the audits and quarterly reviews of the Company for the fiscal years ended September 30, 2015 and 2014:

	Year Ended September 30, 2015	Year Ended September 30, 2014

Audit Fees (1)	$52,000	$52,000
Audit-Related Fees (2)	$—	$—
Tax Fees (3)	$—	$—
All Other Fees (4)	$—	$—

_______________
(1)	Audit Fees. Audit fees include fees for professional services performed for the audit of our annual consolidated financial statements, review of quarterly consolidated financial statements included in our SEC filings, and assistance and issuance of consents associated with other SEC filings.
(2)	Audit-Related Fees. Audit-related fees are fees for assurance and related services that are reasonably related to the audit. This category includes fees related to assistance consulting on financial accounting/reporting standards.
(3)	Tax Fees. Tax fees primarily include professional services performed with respect to preparation of our federal and state tax returns for our consolidated subsidiaries.
(4)	All Other Fees. All other fees include products and services provided, other than the services reported comprising Audit Fees, Audit Related Fees and Tax Fees.

The audit committee of the Board of Directors has reviewed the services provided by MaloneBailey, LLP during the fiscal year ended September 30, 2015 and the amounts billed for such services, and after consideration, has determined that the receipt of these fees by MaloneBailey, LLP is compatible with the provision of independent audit services. The audit committee has discussed these services and fees with MaloneBailey, LLP and Company management to determine that they are appropriate under the rules and regulations concerning auditor independence promulgated by the U.S. Securities and Exchange Commission to implement the Sarbanes-Oxley Act of 2002, as well as under guidelines of the American Institute of Certified Public Accountants.

Pre-Approval Policy

The audit committee charter provides that all audit and non-audit accounting services that are permitted to be performed by the Company’s independent registered public accounting firm under applicable rules and regulations must be pre-approved by the audit committee or by designated independent members of the audit committee, other than with respect to de minimis exceptions permitted under Section 202 of the Sarbanes-Oxley Act of 2002. All services performed by MaloneBailey during the fiscal  years ending September 30, 2015 and 2014 have been pre-approved in accordance with the charter.

Prior to or as soon as practicable following the beginning of each fiscal year, a description of audit, audit-related, tax, and other services expected to be performed by the independent registered public accounting firm in the following fiscal year will be presented to the audit committee for approval. Following such approval, any requests for audit, audit-related, tax, and other services not presented and pre-approved must be submitted to the audit committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant specific pre-approval between meetings, as necessary, may be delegated to one or more members of the audit committee who are independent directors. In the event such authority is so delegated, the full audit committee must be updated at the next regularly scheduled meeting with respect to any services that were granted specific pre-approval by delegation. During the fiscal year ending September 30, 2015, the audit committee has functioned in conformance with these procedures.

Table of Contents Index to Financial Statements

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

2.1	Agreement and Plan of Merger between the Company, Gold and Minerals Company, Inc. and MergerCo, dated June 28, 2010 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 7, 2010).
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form S-4 Registration Statement #333-170281 filed on November 2, 2010).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2014).
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 31, 2011).
3.4	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 1, 2014).
3.5	Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form S-4 Registration Statement #333-170281 filed on November 2, 2010).
4.1	Rights Agreement dated August 25, 2011 between the Company and OTR, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on August 31, 2011).
10.1	Equity Purchase Agreement dated July 30, 2014 by and between El Capitan Precious Metals, Inc. and Southridge Partners II, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 30, 2014).
10.2	2005 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 Registration Statement #333-177417 filed on October 20, 2011).
10.3	Form of Stock Option Agreement (Director) (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed December 14, 2012).
10.4	El Capitan Precious Metals, Inc. 2015 Equity Incentive Plan (incorporated by reference to the registrant’s Current Report on Form 8-K filed on October 14, 2015)
10.5	Agreement dated March 10, 2014 between the Company and Glencore AG (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q filed on July 22, 2014).+
10.6	Master Services Agreement dated February 28, 2014 by and between the Company and Logistica, U.S. Terminals, LLC, including the Iron Ore Processing Agreement attached as Appendix A thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2014). +
10.7a	Note and Warrant Purchase Agreement dated October 17, 2014, between the Company and Connelly Land LLC, including the 8% Secured Promissory Note, Common Stock Purchase Warrant and Security Agreement attached as Exhibits A, B and C thereto (incorporated by referenced to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on December 29, 2014).
10.7b *	Amended Note dated as of August 24, 2015 and Warrant Purchase Agreement between the Company and Connelly Land LLC
10.8 *	Promissory Note dated February 4, 2015 between the Company and George Nesemeier and Robert J. Runck
10.9 *	Promissory Note dated February 4, 2015 between the Company and Management Resource Initiative, Inc.
10.10 *	Agreement dated April 16, 2015 between the Company and S&L Energy, LLC
10.11 *	Agreement dated August 31, 2015 between the Company and Charles L. Wickham, Jr.
10.12 *	Securities Purchase Agreement dated December 2, 2015 between the Company and Union Capital, LLC, including front-end and back-end Notes attached as Exhibits A and B, and Collateralized Secured Promissory Note
14.1 *	Code of Ethics for Senior Financial Management
21.1	Subsidiaries of El Capitan Precious Metals, Inc. (incorporated by referenced to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on December 29, 2014).
23.1 *	Consent of Clyde L. Smith, Ph.D.
23.2 *	Consent of MaloneBailey, LLP

Table of Contents Index to Financial Statements

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document**
101.SCH*	XBRL Extension Schema Document**
101.CAL*	XBRL Extension Calculation Linkbase Document**
101.DEF*	XBRL Extension Definition Linkbase Document**
101.LAB*	XBRL Extension Labels Linkbase Document**
101.PRE*	XBRL Extension Presentation Linkbase Document**

__________________

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
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

EL CAPITAN PRECIOUS METALS, INC.

Date: January 11, 2016	By:	/s/ Charles C. Mottley
Charles C. Mottley
Chief Executive Officer
(Principal Executive Officer)

Date: January 11, 2016	By:	/s/ John F. Stapleton
John F. Stapleton
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Charles C. Mottley	Chief Executive Officer, Director	January 11, 2016
Charles C. Mottley	(Principal Executive Officer)

/s/ John F. Stapleton	Chairman of the Board, Director, Chief	January 11, 2016
John F. Stapleton	Financial Officer (Principal Financial
Officer), Secretary

/s/ Clyde L. Smith	Director	January 11, 2016
Clyde L. Smith

/s/ Timothy J. Gay	Director	January 11, 2016
Timothy J. Gay

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS

FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE

NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The registrant has not sent to its security holders any annual report covering the registrant’s fiscal year ended September 30, 2015.

