Form 10-Q
period 2015-12-31
EL CAPITAN PRECIOUS METALS INC
filed 2016-02-16
CIK 1135202

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 307,681,187 shares of common stock par value $0.001, of the issuer were issued and outstanding as of February 16, 2016.

1

EL CAPITAN PRECIOUS METALS, INC.

CAUTIONARY NOTE REGARDING EXPLORATION STAGE STATUS

We are considered an “exploration stage” company under the U.S. Securities and Exchange Commission (“SEC”) Industry Guide 7, Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations (“Industry Guide 7”), because we do not have reserves as defined under Industry Guide 7.  Reserves are defined in Industry Guide 7 as that part of a mineral deposit which can be economically and legally extracted or produced at the time of the reserve determination.  The establishment of reserves under Industry Guide 7 requires, among other things, certain spacing of exploratory drill holes to establish the required continuity of mineralization and the completion of a detailed cost or feasibility study.

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

Because we have no reserves, we have and will continue to expense all mine construction costs, even though these expenditures are expected to have a future economic benefit in excess of one year.  We also expense our reclamation and remediation costs at the time the obligations are incurred.  Companies that have reserves and have exited the exploration stage typically capitalize these costs, and subsequently amortize them on a units-of-production basis as reserves are mined, with the resulting depletion charge allocated to inventory, and then to cost of sales as the inventory is sold.  As a result of these and other differences, our financial statements will not be comparable to the financial statements of mining companies that have established reserves and have exited the exploration stage.

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

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain certain “forward-looking” statements as such term is defined by the Securities and Exchange Commission in its rules, regulations and releases, which represent the registrant’s expectations or beliefs, including but not limited to, statements concerning the registrant’s operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “might,” “plan,” “predict” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the registrant’s control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, governmental regulation, managing and maintaining growth, the operations of the Company and its subsidiaries, volatility of stock price, commercial viability of any mineral deposits and any other factors identified in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, filed with the U.S. Securities and Exchange Commission on January 11, 2016, or discussed herein or in the Company’s other filings with the Securities and Exchange Commission.  The Company does not intend or undertake to update the information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

 EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2015	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,223	$71,393
Prepaid expense and other current assets	212,007	61,654
Inventory	502,276	52,279
Total Current Assets	748,506	185,326

Property and equipment, net of accumulated depreciation of $79,940 and $63,470, respectively	572,384	588,067
Exploration property	1,864,608	1,864,608
Restricted cash	74,500	74,499
Deposits	22,440	22,440
Total Assets	$3,282,438	$2,734,940

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$269,103	$251,834
Notes payable, net of unamortized discounts of $1,369 and $77,157, respectively	971,534	1,168,187
Note payable, related party net of unamortized discounts of $1,354 and $4,438, respectively	28,646	25,562
Derivative instrument liability	293,833	—
Accrued compensation - related parties	230,000	228,975
Accrued liabilities	434,352	592,764
Total Current Liabilities	2,227,468	2,267,322

LONG-TERM DEBT:
Convertible note payable, net of unamortized discounts of $113,018 and $0, respectively	1,382	—
Total Liabilities	2,228,850	2,267,322

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 51 and 51 shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 307,681,187 and 285,398,000 shares issued and outstanding, respectively	307,681	285,398
Additional paid-in capital	208,819,576	207,701,091
Accumulated deficit	(208,073,669)	(207,518,871)
Total Stockholders’ Equity	1,053,588	467,618
Total Liabilities and Stockholders’ Equity	$3,282,438	$2,734,940

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2015	2014

REVENUES	$2,950	$—

COSTS ASSOCIATED WITH REVENUES	3,300	—
Gross Loss	(350)	—

OPERATING EXPENSES:
Mine and exploration costs	102,513	105,317
Professional fees	49,504	51,393
Administrative consulting fees	65,000	65,000
Legal and accounting fees	78,348	28,241
Other general and administrative	75,193	459,978
Total Operating Expenses	370,558	706,929

LOSS FROM OPERATIONS	(370,908)	(706,929)

OTHER INCOME (EXPENSE):
Interest income	2	15
Gain on derivative instrument	3,693	—
Loss on debt extinguishment	(84,270)	—
Interest expense – related party	(2,456)	—
Interest expense	(100,859)	(73,831)
Total Other Income (Expense)	(183,890)	(73,816)

LOSS BEFORE PROVISION FOR INCOME TAXES	(554,798)	(780,745)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(554,798)	$(780,745)

Basic and Diluted Per Share Data:
Net Loss Per Share - basic and diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding:
Basic and diluted	296,586,821	278,053,877

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(554,798)	$(780,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrant and option expense	22,367	377,379
Stock-based compensation	102,207	—
Amortization of debt discounts	80,254	55,216
Amortization of deferred financing costs	—	4,701
Depreciation	16,470	10,627
Loss on debt extinguishment	84,270	—
Gain on derivative instrument	(3,693)	—
Net change in operating assets and liabilities:
Prepaid expenses and other current assets	(30,016)	(24,176)
Inventory	(71,567)	(33,254)
Deposits	—	(19,149)
Accounts payable	135,369	12,446
Accrued compensation – related parties	110,000	—
Accrued liabilities	(59,547)	(3,664)
Interest payable	12,743	25,556
Net Cash Used in Operating Activities	(155,941)	(375,063)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(787)	(40,225)
Restricted cash	(1)	—
Net Cash Used in Investing Activities	(788)	(40,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	92,000	250,000
Increase in finance contracts	32,773	22,968
Payments on finance contracts	(5,214)	(2,221)
Net Cash Provided by Financing Activities	119,559	270,747

NET DECREASE IN CASH AND CASH EQUIVALENTS	(37,170)	(144,541)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	71,393	218,513

CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,223	$73,972

(Continued)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months Ended December 31,
	2015	2014

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$10,315	$172
Cash paid for income taxes	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for third party payables	217,431	—
Common stock issued for related party payables	102,849	—
Common stock issued on settlement of debt and accrued interest	307,982	—
Common stock issued for inventory	378,430	—
Common stock issued for prepayment of services	120,337	—
Debt discount from derivative liabilities	92,000	—
Reclassification of warrants from equity to derivative liabilities	205,526	—
Warrants issued with debt	—	73,053
Warrants issued for deferred financing costs	—	17,111

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Business, Operations and Organization

The accompanying unaudited interim financial statements of El Capitan Precious Metals, Inc. (“El Capitan” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 2016, or for any subsequent period. These interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended September 30, 2015, included in the Company’s Annual Report on Form 10-K, filed with the SEC on January 11, 2016 (the “2015 Form 10-K”). The consolidated balance sheet at September 30, 2015, has been derived from the audited financial statements included in the 2015 Form 10-K.

Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2015 as reported in the 2015 Form 10-K have been omitted. Certain prior year amounts have been reclassified to conform to the current year presentation.

El Capitan Precious Metals, Inc., a Nevada corporation, together with its consolidated subsidiaries are collectively hereinafter referred to as the “Company,” “our” or “we.”

The Company is an exploration stage company as defined by the SEC Industry Guide 7 as the Company has no established reserves as required under the Industry Guide 7. We are principally engaged in the exploration of precious metals and other minerals on the El Capitan property located near Capitan, New Mexico (the “El Capitan Property”). The Company is in mineral exploration state activities and has obtained permitting from the State of New Mexico Minerals and Mining Division to expand the Company’s mineral exploration activities and the process of entering into the production stage of operations.

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

Basis of Presentation and Going Concern

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company currently has a minimum source of revenue to cover its costs.  The Company has incurred a loss of $554,798 for the three months ended December 31, 2015 and has a working capital deficit of $1,478,962 as of December 31, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

To continue as a going concern, the Company is dependent on achievement of cash flow and profits from entering the production stage of operations. The Company does not have adequate liquidity to fund its current operations, meet its obligations and continue as a going concern. The Company secured working capital loans with net proceeds of $92,000 in December 2015 and $156,000 in January 2016 to assist in financing its activities in the near term. The Company is also pursuing other financing alternatives, including short-term operational strategic financing or equity financing, to fund its activities until it can achieve cash flow and profits from its operations.

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

Ore Stockpile Inventory

Ore stockpile inventory represents mineralized materials that have been mined and are available for further processing. Costs are allocated to mineralized material stockpile inventories based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the mineralized material.

Concentrates

Concentrates inventory include metal concentrates located either at the Company’s El Capitan Property mine site or in transit to a customer’s site for additional processing and/or refining. Inventories consist of mineralized material that contains mainly gold and silver mineralization. Concentrate inventories are carried at the lower of full cost of production or market based on current metals prices.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Iron Ore

The high grade iron ore material is inventoried and valued at the lower of cost or market. Any proceeds from the sale of iron ore will offset the cost of mining the mineralized ore.

Restricted Cash

Restricted cash consists of two certificates of deposits in favor of the New Mexico Minerals and Mining Division for a total of $74,500. The amount was increased $59,495 during the fiscal year ended September 30, 2015 with the issuance of the Company’s expanded mining permit and is posted as a financial assurance for required reclamation work to be completed on mined acreage.

Exploration Property Costs

Exploration property costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on the El Capitan Property. The Company has capitalized $1,864,608 of exploration property acquisition costs reflecting its investment in the El Capitan Property.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow or, market risks.

The Company reviews the terms of convertible debt, equity instruments and other financing arrangements to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Also, in connection with the issuance of financing instruments, the Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. The Company may also issue options or warrants to non-employees in connection with consulting or other services.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For warrant-based derivative financial instruments, the Company uses the Black-Scholes option pricing model to value the derivative instruments. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value.

The discount from the face value of the convertible debt or equity instruments resulting from allocating some or all of the proceeds to the derivative instruments, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, using the effective interest method.

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

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-Based Compensation

El Capitan recognized stock-based administrative compensation aggregating $124,574 and $377,379 for common stock options and common stock issued to administrative personnel and consultants during the three months ended December 31, 2015 and 2014, respectively.

Revenue Recognition

When revenue is generated from operations, it will be recognized in accordance with FASB ASC 605. In general, the Company will recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. Revenue generated and costs incurred under this agreement will be reported on a net basis in accordance with FASB ASC 605-45. There was nominal revenue generated for the Company’s quarter ended December 31, 2015 from test loads of iron ore to the construction contractor.

Recently Issued Accounting Pronouncements

Other than as set forth below, management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

In April 2015, the FASB issued ASU No. 2015-03 “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU No. 2015-03 provides that an entity: (1) present debt issuance costs in the balance sheet as a direct deduction from the carrying value of the associated debt liability rather than as an asset; and (2) report amortization of debt issuance costs as interest expense. Company has elected to adopt ASU No. 2015-03 has of December 31, 2015 and has no material impact on the financial statements.

In July 2015, the FASB has issued Accounting Standards Update (ASU) No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” Topic 330, “Inventory,” currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this Update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The Company adopted of ASU 2015-11 as of December 31, 2015, and has no material impact on the consolidated financial statements.

In November 2015 the FASB issued Accounting Standards Update (ASU) 2015-17, Income Taxes (Topic 740) Related to the Balance Sheet Classification of Deferred Taxes which will require entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet.  The ASU simplifies the current guidance (ASC 740-10-45-4), which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet.  The ASU is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods.  The Board decided to allow all entities to early adopt the ASU for financial statements that had not been issued.  The Company has adopted this ASU at December 31, 2015, which has no material impact on the consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)  2016-01, “Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10).” The amendments require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

Consulting Agreements

Effective May 1, 2009, El Capitan has informal arrangements with two individuals, one of whom is an officer and is also director of El Capitan, pursuant to which such individuals serve as support staff for the functioning of the home office and all related corporate activities and projects. Effective June 1, 2010, El Capitan amended the aggregate monthly payments with these two individuals under the arrangements to $16,667. Effective August 1, 2013, the monthly compensation was increased to $21,667. There are no written agreements with these individuals. Total administrative consulting fees expensed under these informal agreements for the three months ended December 31, 2015 and 2014 was $65,000. Accrued and unpaid compensation under these arrangements of $50,000 was recorded in accrued compensation – related parties at September 30, 2015. During the three months ended December 31, 2015, the Company issued 1,663,186 common shares to the president of the Company as payment of accrued compensation of $108,975. The fair value of the stock was $102,849 and the Company recorded a gain on the debt conversion of $6,126.

In January 2012, the Company retained Management Resource Initiatives, Inc., a company controlled by the Chief Financial Officer and a Director of the Company, for services with a monthly consulting fee of $10,000, which monthly fee was increased to $15,000 effective August 1, 2013. Total consulting fees expensed to Management Resource Initiatives, Inc. for the three months ended December, 2015 and 2014 was $45,000. MRI had accrued and unpaid compensation of $180,000 recorded in accrued compensation – related parties at December 31, 2015.

On February 4, 2015, the Company signed a note payable with Management Resource Initiatives, Inc. for $30,000 at 18% interest per annum and due February 4, 2016. The Company issued 200,000 shares of restricted common stock of the Company to Management Resource Initiatives, Inc. as incentive for the loan (see Note 5).

NOTE 3 – INVENTORY

The following table provides the components of inventory as of December 31, 2015 and September 30, 2015:

	December 31,	September 30,
	2015	2015

Ore stockpiles	$502,276	$52,279

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31, 2015 and September 30, 2015:

	December 31,	September 30,
	2015	2015

Compensation and consulting	$74,000	$62,000
Mining costs	100,000	203,626
Accounting and legal	205,450	277,000
Interest	54,902	50,138
	$434,352	$592,764

During the three months ended December 31, 2015, the Company issued 2,147,273 common shares as payment of accrued legal fees of $118,100. The fair value of the stock was $113,805 and the Company recorded a gain on the debt conversion of $4,295. The Company issued shares as payment of accrued mining cost of $103,626.

Note 5 - Derivative Instrument Liabilities

The fair market value of the derivative instruments liabilities at December 31, 2015, was determined to be $293,833 using the Black-Scholes Option Pricing Model with the following assumptions: (1) risk free interest rate of 0.977% to 1.219%, (2) remaining contractual life of 1.8 to 2.64 years, (3) expected stock price volatility of 106.443% to 122.915%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a gain on derivative instruments for the three months ended December 31, 2015, of $3,693 and a corresponding decrease in the derivative instruments liability.

	Derivative	Derivative	Gain for three
	Liability as of	Liability as of	months ended
	September 30, 2015	December 31, 2015	December 31, 2015

Warrants	$—	$157,743	$(157,743)
Convertible notes	—	136,090	(136,090)

Total	$—	$293,833	(293,833)

Amount allocated to note discount at inception			92,000
Amount allocated to equity at inception			205,526
Gain on derivatives			$3,693

The entire amount of derivative instrument liabilities are classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Warrants

During the three months ended December 31, 2015, the Company did not issue any warrants. A total of 4,861,344 warrants are tainted due to the convertible note issued in December, 2015 and were reclassified from equity to derivative liabilities.

NOTE 6 – NOTES PAYABLE

Under an agreement with Logistica U.S. Terminals, LLC (“Logistica”) dated February 28, 2014, Logistica agreed to remit a $400,000 payment on the Company’s behalf that represented the remaining balance of the Company’s purchase price for a heavy ore trailing separation line to be used for processing of mineralized material at the El Capitan Property mine site. The Company previously remitted $100,000 toward the purchase of such equipment. In consideration for Logistica remitting such payment, the Company agreed to deliver a $400,000 promissory note to Logistica and issued 2,500,000 shares of common stock to a designee of Logistica under the Company’s 2005 Stock Incentive Plan. The promissory note accrues interest at 4.5%, with principal and accrued interest payments to be made out of the Company’s proceeds from sale of iron extracted from mineralized material as part of the Company’s exploration activities. The relative fair value of the common stock was determined to be $222,222 and was recorded as a discount to the promissory note that was amortized to interest expense over the expected life of the note through August 31, 2015. During the fiscal years ended September 30, 2015 and 2014, amortization expense of $158,559 and $63,663 was recognized, respectively. The outstanding balance under this note payable was $400,000 and the unamortized discount on the note payable was $0 as of December 31, 2015. Accrued interest on the note at December 31, 2015 was $33,090.

On September 8, 2014, the Company received an advance of $250,000 under a $500,000 Note and Warrant Purchase Agreement entered into on October 17, 2014 (the “2014 Note”). The 2014 Note is secured by the net proceeds received by the Company from its sale of tailings separated from iron recovered by the Company at the El Capitan Property, carries an interest rate of 8% per annum, and matured on July 17, 2015. The remaining $250,000 was advanced to the Company on October 17, 2014. On October 17, 2014, the Company also issued warrants to purchase an aggregate of 882,352 shares of common stock in connection with the 2014 Note, of which 735,294 were issued to the lender and 147,058 were issued to a third party, at a purchase price equal to $0.17 per share. The relative fair value of the 735,294 warrants was determined to be $73,053 and was recorded as a discount to the promissory note and amortized to interest expense over the life of the note through July 17, 2015. During the fiscal year ended September 30, 2015, amortization expense of $73,053 was recognized. The fair value of the 147,058 warrants was determined to be $17,111 and was recorded as deferred financing costs and amortized to interest expense over the life of the note through July 17, 2015. During the fiscal year ended September 30, 2015, amortized expense of $17,111 was recognized.

On August 24, 2015, the 2014 Note was amended to extend the maturity date from July 17, 2015 to January 17, 2016 (the “Amended 2014 Note”). In consideration of the extension, the Company cancelled the original warrant issued October 17, 2014 and issued a new common stock purchase warrant to purchase 4,714,286 shares (subject to adjustment) at an exercise price of $0.07 per share. Under the amended arrangement, if the loan should be paid in full prior to the amended maturity date, the number of shares issuable upon exercise of the common stock purchase warrants will be reduced to an amount equal to 4,714,286 multiplied by the number of days that the principal balance was outstanding during the extension period expressed as a percentage of the total days in the extension period. The Company evaluated the modification under ASC 470-50 and determined that it was a substantial modification that qualified as an extinguishment of debt. The fair value of the 4,714,286 amended warrants was determined to be $220,703 and was expensed as a loss on debt extinguishment in the year ended September 30, 2015. The outstanding balance under the Amended 2014 Note is $500,000. Accrued interest on Amended 2014 Note at December 31, 2015 was $8,219. The Company is currently in negotiations to further extend the maturity date of the Amended 2014 Note.

On December 2, 2015, the warrants issued under note and to a third party, became tainted with the issuance of a convertible note to an accredited investor and were required to be fair valued. The fair value of the warrants on December 2, 2015 using the Black-Scholes option pricing model was determined to be $205,526.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On February 4, 2015, the Company signed two notes with different investors for $63,000 at 18% interest per annum and due February 4, 2016. The Company issued 200,000 shares of restricted common stock of the Company to each investor as incentive for the loan. One of these investors is affiliated with the Company and provided $30,000 of the $63,000 loaned funds. See Note 2. Accrued interest on the notes at December 31, 2015 was $10,253. The relative fair value of the common stock was determined to be $21,211 and was recorded as discounts to the promissory notes that are being amortized to interest expense over the life of the notes. During the three months ended December 31, 2015, amortization expense of $6,253 was recognized. The outstanding balance under these notes payable was $63,000 and the unamortized discounts on the notes payable was $2,723 as of December 31, 2015.

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

The loan accrues interest at 10% per year, with all principal and accrued interest being due and payable on April 17, 2016. To secure the loan, the Company has granted the lender a security interest in the AuraSource Heavy Metals Separation System located on the El Capitan Property. As additional consideration for the loan, the Company issued 3,000,000 shares of restricted common stock of the Company to the note holder. The relative fair value of the common stock was determined to be $98,349 and was recorded as discounts to the promissory note tranches as of the date received and are being amortized to interest expense over the life of the note tranches. During the three months ended December 31, 2015, amortization expense of $72,619 was recognized as the note obligation and a portion of accrued interest was retired with the issuance of 3,772,728 restricted shares of the Company’s common stock. The note and accrued interest retired aggregated $207,500 and the fair value of the stock was $215,423. The Company recorded a loss on the debt conversion of $7,923. Remaining accrued interest on the retired note tranches at December 31, 2015 was $2,466.

On July 14, 2015, the Company entered into an agreement to finance a portion of its insurance premiums in the amount of $15,116 at an interest rate of 8.76% with equal payments of $1,573 including interest, due monthly beginning July 14, 2015 and continuing through April 14, 2016. In August 2015, an increase in premium of $1,876 occurred due an increase in coverage and the remaining payments increased to $1,815. As of December 31, 2015, the outstanding balance under this note payable was $7,130.

On August 31, 2015, the Company entered into an agreement with a third party financing source pursuant to which the lender has committed to loan the Company $100,000 for working capital. As an incentive for the financing, the Company issued 2,000,000 shares of restricted common stock of the Company; however the investor decided not to accept the shares and they were returned to the Company’s transfer agent and returned to the treasury. The loan had an annual interest rate of 2%, required that one-half (1/2) of the gross revenues which the Company may receive from its mining activities be used to repay the principal and accrued interest, and was due November 15, 2015. Repayment of principal and accrued interest was satisfied in full in December 2015 in exchange for 3,500,000 restricted shares of the Company’s common stock. The principal and accrued interest retired aggregated $100,482 and the fair value of the stock was $187,250. The Company recorded a loss on the debt conversion of $86,768.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On December 2, 2015 (the “Effective Date”), the Company entered into a Securities Purchase Agreement (the “SPA”) for two $114,400 convertible notes with an accredited investor for an aggregate principal amount of $228,800, with an annual interest rate of 9%. Each note contains an original issuance discount (“OID”) of $10,400 and related legal and due diligence costs of $12,000. The net proceeds received by the Company was $92,000. The maturity date on the first note is December 2, 2017. The note is convertible into shares of the Company’s common stock at any time beginning on the date which is 181 days following the Effective Date. The conversion price is equal to 55% of the lowest trading price of the Company’s common stock as reported on the QTCQB for the ten prior trading days and may include the day of the Notice of Conversion under certain circumstances. The Company agreed to reserve an initial 5,033,000 shares of common stock for conversions under the note (the “Share Reserve”). We also agreed to adjust the Share Reserve to ensure that it always equals at least four times the total number of shares of common stock that is actually issuable if the entire note were to be converted. The note has an embedded conversion option that qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging as originally drafted. The fair value of the embedded conversion features as a derivative liability was determined using the Black-Scholes option pricing model and was determined to be $224,068 and a one day derivative loss was recognized of $132.068. The OID interest of $10,400 and related loan costs of $12,000 was recorded as a discount to the note and is being amortized over the life of the loan as interest expense. For the three months ended December 31, 2015, the discount amortization was $1,382 and the loan discount balance at December 31, 2015 was $113,018. The note balance at December 31, 2015 was $114,400 and accrued interest was $874.

The note was subsequently amended on January 12, 2016. The Company may redeem the note by prepaying in full the unpaid principal and interest on the note, upon notice, any time prior to 180 days after the Effective Date. Any prepayment is at 140% face amount outstanding and accrued interest. The redemption must be closed and paid for within three business days of the Company sending the redemption demand. The note may not be prepaid and redeemed after the 180th day.

On November 19, 2015, the Company entered into an agreement to finance insurance premiums in the amount of $26,031 at an interest rate of 7.05% with equal payments of $2,687 including interest, due monthly beginning December 21, 2015 and continuing through September 21, 2016. As of December 31, 2015, the outstanding balance under this note payable was $26,031.

On December 31, 2015, the Company entered into an agreement to finance additional insurance premiums in the amount of $6,741.70 at an interest rate of 8.752% with equal payments of $2,283 including interest, due monthly beginning February14, 2016 and continuing through April 14, 2016. As of December 31, 2015, the outstanding balance under this note payable was $6,741.70

The components of the notes payable, including the note payable to a related party, at December 31, 2015 are as follows:

	Principal	Unamortized
	Amount	Discount	Net
CURRENT NOTES PAYABLE:
Notes payable	972,903	(1,369)	971,534
Notes payable – related party	30,000	(1,354)	28,646
	$1,002,903	$(2,723)	$1,000,180

LONG-TERM CONVERTIBLE NOTE PAYABLE:
Note payable	$114,400	$(113,018)	$1,382

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of the notes payable, including the note payable to a related party, at September 30, 2015 are as follows:

	Principal	Unamortized
	Amount	Discount	Net
CURRENT NOTES PAYABLE:
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

The following table sets forth by level with the fair value hierarchy the Company’s assets and liabilities measured at fair value as of:

December 31, 2015:	Level 1	Level 2	Level 3	Total

Assets
None	$—	$—	$—	$—
Liabilities
Derivative liabilities	$—	$—	$293,833	$293,833

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Related Party

In January 2012, the Company retained Management Resource Initiatives, Inc. (“MRI”) for managing and overseeing the process of marketing and selling the El Capitan Property and performing other services aimed at furthering the Company's strategic goals pursuant to an unwritten consulting arrangement. Under this arrangement, the Company pays MRI a current monthly consulting fee of $15,000. MRI is a related party because it is a corporation that is wholly-owned by John F. Stapleton, who is the Company’s Chief Financial Officer and a Director. MRI had accrued and unpaid compensation of $180,000 recorded in accrued compensation – related parties at December 31, 2015.

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

The contracts with Logistica were superseded by a new agreement entered into on January 5, 2016. See Note 11.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In consideration for Logistica’s funding and logistic services, the Company will pay Logistica a percentage of the Company’s profits from the sale of iron under the Glencore Purchase Contract. If any sale of iron under the Glencore Purchase Contract results in a loss instead of a profit, as a result of a decrease in index pricing of iron or otherwise, then the Company is required to make up the shortfall out of profits from any precious metals processing and refining business, to the extent of available profits there from, or otherwise. If iron index prices drop below the price in place at inception of the Glencore Purchase Contract by more than 5%, then the Company will be required to provide Logistica with a greater percentage of profits commensurate with and equivalent to Logistica’s loss of profit share due to the reduction in iron index prices. At inception of the Glencore Purchase Contract, the Platts 62% FE CFR China iron index price was $121.24 and at December 31, 2015 was $39.60. In the event of a future sale of the El Capitan Property, the Company must either ensure that its agreements with Logistica are assumed by the purchaser or pay Logistica a termination fee.

Either party may terminate the Master Agreement following a breach by the other party that remains uncured for 60 days after receipt of written notice. The Master Agreement will otherwise continue indefinitely.

Because of current market iron ore prices, the contract has not been implemented and has not been terminated.

The contracts with Logistica were superseded by a new agreement entered into on January 5, 2016. See Note 11.

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

Because of the drop in the market iron ore prices under the contract price, the contract has not been implemented during the current fiscal year and has not been terminated as of December 31, 2015.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The contracts with Logistica were superseded by a new agreement entered into on January 5, 2016. See Note 11.

NOTE 9 – 2015 EQUITY INCENTIVE PLAN

On October 8, 2015, the Board of Directors of the Company approved the El Capitan Precious Metals, Inc. 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan enables the Board of Directors to grant to employees, directors, and consultants of the Company and its subsidiaries a variety of forms of equity-based compensation, including grants of options to purchase shares of common stock, shares of restricted common stock, restricted stock units, stock appreciation rights, other stock-based awards and performance-based awards. At the time it was adopted, the maximum number of shares of common stock of the Company that could be issued or awarded under the 2015 Plan was 15,000,000 shares. On October 14, 2015, the Company filed Form S-8 Registration Statement No. 333-207399 with the SEC registering the 15,000,000 shares of common stock authorized for issuance pursuant to the 2015 Plan. On December 15, 2015, the Board of Directors of the Company adopted Amendment No. 1 to the 2015 Plan, pursuant to which the number of shares of common stock issuable under the 2015 Plan was increased from 15,000,000 to 23,000,000. On January 14, 2016, the Company filed Form S-8 Registration Statement No. 333-208991 with the SEC registering the additional 8,000,000 shares of common stock authorized for issuance pursuant to the 2015 Plan.

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock Issuances

During the three months ended December 31, 2015, the Company did not issue any shares of preferred stock.

Common Stock Issuances

During the three months ended December 31, 2015, the Company:

(i)	Issued 700,000 shares of restricted common stock and 963,186 shares of S-8 common stock for accrued compensation payable to an officer valued at $102,849 on the date of issuances;

(ii)	Issued 2,147,273 shares of S-8 common stock for accrued legal services at a market value of $113,805;

(iii)	Issued 11,200,000 shares of S-8 common stock to our contract miners at a market value of $704,600, including payment of $103,626 for accrued mining cost, payment of $102,208 for services, payment of $378,430 for inventory, and a prepayment of $120,337 for services; and

(iv)	Issued 7,272,728 shares of restricted common stock to two investors for the retirement of notes payable at a market value of $402,673.

Options

Aggregate options expense recognized was $22,367 for the three months ended December 31 2015.

During the three months ended December 31, 2015, the Company:

(i)	Granted to two directors of the Company, pursuant to the 2015 Plan, each a ten-year stock option to purchase 250,000 shares of the Company’s common stock, all of which vested immediately, at an exercise price of $0.05 per share for 250,000 options and the other 250,000 options at $0.062 per share. The fair value of the options was determined to be $22,367 using the Black-Scholes option pricing model and was expensed as warrant and option costs during the three months ended December 31, 2015.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Warrants

During the three months ended December 31, 2015, the Company did not issue any warrants.

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of its warrant and option awards. The following table summarizes the significant assumptions used in the model during the three months ended December 31, 2015:

Exercise prices	$0.02475 - $0.17
Expected volatilities	106.443% - 122.915%
Risk free interest rates	0.888% - 1.68%
Expected terms	1.8 - 10.0 years
Expected dividends	—

Stock option activity, both within and outside the 2015 Plan, and warrant activity for the three months ended December 31, 2015, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price

Outstanding at September 30, 2015	10,387,500	$0.28	4,861,344	$0.07
Granted	500,000	0.056	—	—
Canceled	—	—	—	—
Expired	—	—	—	—
Exercised	—	—	—	—

Outstanding at December 31, 2015	10,887,500	$0.27	4,861,344	$0.07

Exercisable at December 31, 2015	10,887,500	$0.27	4,861,344	$0.07

The range of exercise prices and remaining weighted average life of the options outstanding at December 31, 2015 were $0.05 to $1.02 and 5.51 years, respectively. The aggregate intrinsic value of the outstanding options at December 31, 2015 was $450.

 The range of exercise prices and remaining weighted average life of the warrants outstanding at December 31, 2015 were $0.07 to $0.17 and 2.61 years, respectively. The aggregate intrinsic value of the outstanding warrants at December 31, 2015 was $0.

The Company adopted its 2015 Incentive Equity Plan (the “2015 Plan”) pursuant to which the Company reserved and registered 23,000,000 shares for stock and option grants. As of December 31, 2015, there were 8,689,541 shares available for grant under the 2015 Plan, excluding the 10,887,500 options outstanding.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – SUBSEQUENT EVENTS

On December 15, 2015, the Board of Directors of the Company adopted Amendment No. 1 to the 2015 Plan, pursuant to which the number of shares of common stock issuable under the 2015 Plan was increased from 15,000,000 to 23,000,000. On January 14, 2016, the Company filed Form S-8 Registration Statement No. 333-208991 with the SEC registering the additional 8,000,000 shares of common stock authorized for issuance pursuant to the 2015 Plan.

The Securities Purchase Agreement dated December 2, 2015, was subsequently amended during January 2016. The Company may redeem the note by prepaying in full the unpaid principal and interest on the note, upon notice, any time prior to 180 days after the Effective Date. Any prepayment is at 140% face amount outstanding and accrued interest. The redemption must be closed and paid for within three business days of the Company sending the redemption demand. The note may not be prepaid and redeemed after the 180th day.

On January 5, 2016, the Company entered into a new agreement with Logistica U.S. Terminals, LLC (“Logistica”). Under the agreement the Company will provide to Logistica concentrated ore to their specifications at the mine site. Logistica will transport, process, and refine the precious metals concentrates to sell to precious metals buyers. This agreement is in addition to and complements the previously announced agreement for the sale of iron ore for use in construction. The terms of the new agreement provide for the recovery of hard costs related to the concentrates by both parties prior to the distribution of profits. The agreement also provides for the future issuance of 10,000,000 shares of the Company’s restricted common stock and the elimination of a $100,000 accrued liability to Logistica for prior services rendered. The issuance date of the restricted shares is undetermined at this time. The new agreement supersedes the previous agreements with Logistica.

On January 26, 2016 (the “Effective Date”), the Company entered into a Securities Purchase Agreement (the “SPA”) for a $180,000 convertible note with an accredited investor, with an annual interest rate of 7%. The note contains an original issuance discount (“OID”) of $18,000 and related legal costs of $6,000. The net proceeds received by the Company was $156,000. The maturity date of the note is January 26, 2017. Interest is due on or before the maturity date. The Company may redeem the note by prepaying the unpaid principal and interest on the note, upon notice, any time prior to 180 days after the Effective Date. If redemption is (i) prior to the 30th day the note is in effect (including the 30th day), the redemption will be 105% of the unpaid principal amount and accrued interest; (ii) if the redemption is on the 31st day up to and including the 60th day the note is in effect, the redemption price will be 115% of the unpaid principle amount of the note along with any accrued interest; (iii) if the redemption is on the 61st day up to and including the 120th day the note is in effect, the redemption price will be 135% of the unpaid principle amount of the note along with any accrued interest; if the redemption is on the 121st day up to and including the 180th day the note is in effect, the redemption price will be 150% of the unpaid principle amount of the note along with any accrued interest. The redemption must be closed and paid for within three business days of the Company sending the redemption demand. The note may not be prepaid and redeemed after the 180th day. The note is convertible into shares of the Company’s common stock at any time beginning on the date which is 181 days following the Effective Date. The conversion price is equal to 55% of the lowest trading price of the Company’s common stock as reported on the QTCQB for the ten prior trading days and may include the day of the Notice of Conversion under certain circumstances. The Company agreed to reserve an initial 10,800,000 shares of common stock for conversions under the note (the “Share Reserve”). We also agreed to adjust the Share Reserve to ensure that it always equals at least three times the total number of shares of common stock that is actually issuable if the entire note were to be converted. The note has an embedded conversion option which qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, the Company will recognize the fair value of the embedded conversion feature as a derivative liability when the Note becomes convertible on July 24, 2016.The OID interest of $18,000 and related loan costs of $6,000 was recorded as a discount to the note and is being amortized over the life of the loan as interest expense.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim consolidated financial statements and related notes which are included in Item 1 of this Quarterly Report on Form 10-Q, and with our audited financial statements and the “Risk Factors” section included in our Form 10-K for the fiscal year ended September 30, 2015, filed with the U.S. Securities and Exchange Commission (“SEC”) on January 11, 2016.

Company Overview; Recent Developments

The Company is an exploration stage company as defined by the SEC’s Industry Guide 7 as the Company has no established reserves as required under Industry Guide 7. We have owned interests in several properties located in the southwestern United States in the past. We are principally engaged in the exploration of precious metals and other minerals on the El Capitan property located near Capitan, New Mexico (the “El Capitan Property”). We have recorded nominal revenues in the quarter ended December 31, 2015 consisting of revenue for test loads of iron ore to a construction contractor.

We commenced planned mineral exploration activity in the quarter ended December 2015 under our modified mining permit. However, we have not yet demonstrated the existence of proven or probable reserves at our El Capitan Property.  As a result, and in accordance with accounting principles generally accepted in the United States for exploration stage companies, all expenditures for exploration and evaluation of our properties are expensed as incurred.

Basis of Presentation and Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company currently has only a nominal source of revenue to cover its costs until then weather permits projected deliveries of iron ore under a purchase order and future deliveries of mineralized concentrate projected f in the quarter ending June 2016.  The Company has incurred a loss of $554,798 for the three months ended December 31, 2015, and has a total accumulated deficit of $208,073,669 and a working capital deficit of $1,478,962 at December 31, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To continue as a going concern, the Company is dependent on achievement of cash flow and profits from entering the production stage of operations. The Company does not have adequate liquidity to fund its current operations, meet its obligations and continue as a going concern. The Company secured working capital loans with net proceeds of $92,000 in December 2015 and $156,000 in January 2016 to assist in financing its activities in the near term. The Company is also pursuing other financing alternatives, including short-term operational strategic financing or equity financing, to fund its activities until it can achieve cash flow and profits from its operations.

The Company’s consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2015 and 2014

Revenues

We realized nominal revenue from exploration activities on deliveries of iron ore test loads to a construction contractor for material approval during the three months ended December 31, 2015. No revenues were recorded during the comparable prior year period.

Expenses and Net Loss

Our operating expenses decreased $333,071 from $706,929 for the three months ended December 31, 2014 to $373,858 for the three months ended December 31, 2015. The decrease is mainly attributable to decreases in other general and administrative expenses of $385,219, offset by an increase in legal and accounting expenses of $50,107.

The decrease in general and administrative expenses is mainly attributable to decreases in costs associated with options and warrants of $355,012; travel and food of $21,974 and stockholder meeting costs of $10,805. The cost decreases were offset by the increase in legal costs incurred of $52,106. The increase in legal was incurred with implementation of our new 2015 Incentive Equity Plan and legal work related to new contract agreements and debt financing facility scenarios.

Our net loss for the three months ended December 31, 2015 decreased to $554,798 from a net loss of $780,745 incurred for the comparable three month period ended December 31, 2014. The decrease in net loss of $222,812 for the current period is mainly attributable to the decreases in net operating expenses and offset by an increase in other expenses of $113,209. The increase in other expenses is mainly comprised of a non-cash loss on extinguishment of debt of $84,270 and increased interest expense of $28,926.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2015, we had cash on hand of $34,223 and a working capital deficit of $1,478,962. Based upon our budgeted burn rate, we currently have operating capital for approximately a half month. The Company has historically relied on equity or debt financings to finance its ongoing operations and currently has a minimum source of revenue to cover its costs until weather permits increased deliveries of iron ore product. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. To continue as a going concern, the Company is dependent on achievement of cash flow and profits from entering the production stage of operations or obtaining short-term operational strategic financing alternatives or equity infusion. The Company does not have adequate liquidity to fund its current operations, meet its obligations and continue as a going concern.

On December 2, 2015, we entered into a Securities Purchase Agreement for two $114,400 convertible notes with an accredited investor for an aggregate principal amount of $228,800 with an annual interest rate of 9%. Each note contains an original issue discount of $10,400 and related legal and due diligence costs of $12,000. The net proceeds from each note to be received by the Company will be $92,000. The maturity date on the first note is December 2, 2017. An amendment to the note on January 12, 2016, allows the Company to prepay in full the unpaid principal and interest on the note, upon notice, any time prior to May 29, 2016. Any prepayment is at 140% face amount outstanding and accrued interest. The redemption must be closed and paid for within three business days of the Company sending the redemption demand. The note may not be prepaid after the May 29, 2016. The note is convertible into shares of the Company’s common stock at any time beginning on May 30, 2016. The conversion price is equal to 55% of the lowest trading price of the Company’s common stock as reported on the QTCQB for the ten prior trading days (and may include the day of the Notice of Conversion under certain circumstances). The Company agreed to reserve an initial 5,033,000 shares of common stock for conversions under the note. The Company also agreed to adjust the share reserve to ensure that it equals at least four times the total number of common stock that is issuable upon conversion of the note from time to time.

On January 26, 2016 (the “Effective Date”), the Company entered into a Securities Purchase Agreement (the “SPA”) for a $180,000 convertible note with an accredited investor, with an annual interest rate of 7%. The note contains an original issuance discount (“OID”) of $18,000 and related legal costs of $6,000. The net proceeds received by the Company was $156,000. The maturity date of the note is January 26, 2017. Interest is due on or before the maturity date. The Company may redeem the note by prepaying the unpaid principal and interest on the note, upon notice, any time prior to 180 days after the Effective Date. If redemption is (i) prior to the 30th day the note is in effect (including the 30th day), the redemption will be 105% of the unpaid principal amount and accrued interest; (ii) if the redemption is on the 31st day up to and including the 60th day the note is in effect, the redemption price will be 115% of the unpaid principle amount of the note along with any accrued interest; (iii) if the redemption is on the 61st day up to and including the 120th day the note is in effect, the redemption price will be 135% of the unpaid principle amount of the note along with any accrued interest; if the redemption is on the 121st day up to and including the 180th day the note is in effect, the redemption price will be 150% of the unpaid principle amount of the note along with any accrued interest. The redemption must be closed and paid for within three business days of the Company sending the redemption demand. The note may not be prepaid and redeemed after the 180th day. The note is convertible into shares of the Company’s common stock at any time beginning on the date which is 181 days following the Effective Date. The conversion price is equal to 55% of the lowest trading price of the Company’s common stock as reported on the QTCQB for the ten prior trading days and may include the day of the Notice of Conversion under certain circumstances. The Company agreed to reserve an initial 10,800,000 shares of common stock for conversions under the note (the “Share Reserve”). We also agreed to adjust the Share Reserve to ensure that it always equals at least three times the total number of shares of common stock that is actually issuable if the entire note were to be converted. The note has an embedded conversion option which qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, the Company will recognize the fair value of the embedded conversion feature as a derivative liability when the Note becomes convertible on July 24, 2016. The OID interest of $18,000 and related loan costs of $6,000 was recorded as a discount to the note and is being amortized over the life of the loan as interest expense.

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

We utilized net cash flow during the quarter of $37,170. Net cash funds received during the quarter were net proceeds of $92,000 from a two year convertible note and finance contract increases for insurance premiums aggregating $32,773.

Factors Affecting Future Mineral Exploration Results

We have generated no material revenues to date, other than nominal revenues from test deliveries of iron ore, interest income and miscellaneous revenue from the sale of two dore’ bars, since inception. As a result, we have only a limited history upon which to evaluate our future potential performance. Our potential must be considered by evaluation of all risks and difficulties encountered by exploration companies which have not yet established business operations and anticipated results and situations of entering active exploration activities.

The price of gold and silver has experienced increases and decreases in value over the past five years.  A historical chart of their respective prices is contained in Item 1, the “Business” portion of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, filed with the U.S. Securities and Exchange Commission on January 11, 2016.  Beginning in April 2013, the price of gold and silver has experienced a downward swing. A significant permanent drop in the price of gold, silver or other precious metals may have a material adverse effect on the future results of potential exploration activities and the opportunity to market the sale of the El Capitan Property and the potential future revenue derived from the sale of concentrates. The El Capitan Property is an open pit mine with lower production costs and a material increase in costs associated with the recovery of precious metals may also cause a material adverse effect on the financial success of the Company and our ability to market the sale of the El Capitan Property.

Time delays in obtaining the necessary approvals from the various governmental agencies, both federal and state, and weather conditions may also cause delays in the deployment of our strategic business plan, all of which are not under our control, in achieving our strategic business plan and current plan of operation.

Off-Balance Sheet Arrangements

During the three months ended December 31, 2015, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

Contractual Obligations

As of December 31, 2015, we had no contractual obligations (including long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations and other long-term liabilities reflected on our balance sheet under GAAP) that are expected to have an adverse effect on our liquidity and cash flows in future periods.

Critical Accounting Policies

Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Note 1, “Business, Basis of Presentation and Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 , filed with the U.S. Securities and Exchange Commission on January 11, 2016, describes our significant accounting policies which are reviewed by management on a regular basis.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level to ensure that information required to be disclosed by it in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  In addition, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any material pending legal proceedings and to our knowledge, no such proceedings by or against the Company have been threatened.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, filed with the U.S. Securities and Exchange Commission on January 11, 2016, in addition to the other information included in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time prior to investing in our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On October 1, 2015, the Company issued 700,000 shares of restricted common stock of the Company to an officer for accrued back compensation. The issuance of shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

On November 11, 2015, the Company entered into an agreement with an accredited third party financing source for the repayment of a note and accrued interest. As consideration in retirement of the loan and accrued interest, the Company issued 3,500,000 shares of restricted common stock of the Company to the lender. The issuance of shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)2) thereof because such issuance did not involve a public offering.

On December 16, 2015, the Company entered into an agreement with an accredited third party financing source for the repayment of a note and accrued interest up to October 31, 2015. As consideration in retirement of the loan and accrued interest, the Company issued 3,772,728 shares of restricted common stock of the Company to the lender. The issuance of shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)2) thereof because such issuance did not involve a public offering.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger between the Company, Gold and Minerals Company, Inc. and MergerCo, dated June 28, 2010 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 7, 2010).
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form S-4 Registration Statement #333-170281 filed on November 2, 2010).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2014).
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 31, 2011).
3.4	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 1, 2014).
3.5	Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form S-4 Registration Statement #333-170281 filed on November 2, 2010).
4.1	Rights Agreement dated August 25, 2011 between the Company and OTR, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on August 31, 2011).
10.1	El Capitan Precious Metals, Inc. 2015 Equity Incentive Plan (incorporated by reference to the registrant’s Current Report on Form 8-K filed on October 14, 2015)
10.2	Amendment No. 1 to El Capitan Precious Metals, Inc. 2015 Equity Incentive Plan (incorporated by reference to the registrant’s Current Report on Form 8-K filed on December 18, 2015)
10.3a	Securities Purchase Agreement dated December 2, 2015 between the Company and Union Capital, LLC, including front-end and back-end Notes attached as Exhibits A and B, and Collateralized Secured Promissory Note (incorporated by referenced to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on January 11, 2016).
10.3b *	Amendment No. 1 to Convertible Promissory Note dated January 12, 2016 between the Company and Union Capital, LLC
10.4 *	Agreement dated January 5, 2016 between the Company and Logistica U.S. Terminals, LLC
10.5 *	Securities Purchase Agreement dated January 26, 2016 between the Company and Bay Private Equity Inc., including the $180,000 Convertible Redeemable Note as Exhibit A.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document**
101.SCH *	XBRL Extension Schema Document**
101.CAL *	XBRL Extension Calculation Linkbase Document**
101.DEF *	XBRL Extension Definition Linkbase Document**
101.LAB *	XBRL Extension Labels Linkbase Document**
101.PRE *	XBRL Extension Presentation Linkbase Document**

__________________

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EL CAPITAN PRECIOUS METALS, INC.

Dated: February 16, 2016	By:	/s/ Charles C. Mottley
Charles C. Mottley Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: February 16, 2016	By:	/s/ Stephen J. Antol
Stephen J. Antol Chief Financial Officer (Principal Financial Officer)

