Form 10-Q
period 2016-03-31
EL CAPITAN PRECIOUS METALS INC
filed 2016-05-16
CIK 1135202

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number:  333-56262

(Exact name of registrant as specified in its charter)

Nevada	88-0482413
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5871 Honeysuckle Road Prescott, AZ	86305-3764
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 316,507,325 shares of common stock par value $0.001, of the issuer were issued and outstanding as of May 16, 2016.

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

 EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash	$83,384	$71,393
Prepaid expense and other current assets	304,691	61,654
Inventory	648,585	52,279
Total Current Assets	1,036,660	185,326

Property and equipment, net of accumulated depreciation of $96,411 and $63,470, respectively	555,913	588,067
Exploration property	1,864,608	1,864,608
Restricted cash	74,502	74,499
Deposits	22,440	22,440
Total Assets	$3,554,123	$2,734,940

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$280,464	$251,834
Notes payable, net of unamortized discounts of $0 and $77,157, respectively	958,808	1,168,187
Convertible notes payable, net of unamortized discounts of $35,555 and $0, respectively	269,445	—
Note payable, related party net of unamortized discounts of $0 and $4,438, respectively	30,000	25,562
Accrued compensation - related parties	342,186	228,975
Accrued liabilities	483,666	592,764
Total Current Liabilities	2,364,569	2,267,322

LONG-TERM DEBT:
Convertible note payable, net of unamortized discounts of $111,948 and $0, respectively	2,452	—
Total Liabilities	2,367,021	2,267,322

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 51 and 51 shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 311,181,187 and 285,398,000 shares issued and outstanding, respectively	311,181	285,398
Additional paid-in capital	209,124,404	207,701,091
Accumulated deficit	(208,248,483)	(207,518,871)
Total Stockholders’ Equity	1,187,102	467,618
Total Liabilities and Stockholders’ Equity	$3,554,123	$2,734,940

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015

REVENUES	$—	$—	$2,950	$—

COSTS ASSOCIATED WITH REVENUES	—	—	(3,300)	—
Gross Loss	—	—	(350)	—

OPERATING EXPENSES:
Mine and exploration costs	81,691	89,930	184,205	191,813
Professional fees	53,257	54,237	102,761	105,630
Administrative consulting fees	65,000	65,000	130,000	130,000
Legal and accounting fees	66,012	41,495	144,360	69,736
Other general and administrative	11,711	158,158	86,904	618,570
Total Operating Expenses	277,671	408,820	648,229	1,115,749

LOSS FROM OPERATIONS	(277,671)	(408,820)	(648,579)	(1,115,749)

OTHER INCOME (EXPENSE):
Interest income	4	2	6	17
(Loss) gain on derivative instruments	151,030	—	154,723	—
Loss on debt extinguishment	(16,774)	—	(101,044)	—
Interest expense – related party	(4,689)	(1,986)	(7,145)	(1,986)
Interest expense	(26,714)	(86,709)	(127,573)	(160,540)
Total Other Income (Expense)	102,857	(88,693)	(81,033)	(162,509)

NET LOSS	$(174,814)	$(497,513)	$(729,612)	$(1,278,258)

Basic and Diluted Per Share Data:
Net Loss Per Share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding:
Basic and diluted	308,873,495	278,747,262	307,681,187	278,396,709

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(729,612)	$(1,278,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrant and option expense	22,367	485,910
Stock-based compensation	109,991	—
Amortization of debt discounts	88,692	121,723
Amortization of deferred financing costs	—	10,342
Depreciation	32,941	27,017
Loss on debt extinguishment	101,044	—
Gain on derivative instruments	(154,723)	—
Net change in operating assets and liabilities:
Prepaid expenses and other current assets	(7,906)	(721)
Inventory	(156,703)	(33,254)
Accounts payable	28,630	204,512
Accrued compensation – related parties	222,186	—
Accrued liabilities	101,651	(16,064)
Interest payable	24,899	29,238
Net Cash Used in Operating Activities	(316,543)	(449,555)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(787)	(80,954)
Restricted cash	(3)	(59,595)
Net Cash Used in Investing Activities	(790)	(140,549)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	—	50,000
Proceeds from convertible notes payable, net of original issue discounts	321,800	—
Proceeds from notes payable, net of original issue discounts	—	283,000
Proceeds from notes payable – related party	—	30,000
Increase in finance contracts	32,773	22,968
Payments on finance contracts	(25,249)	(8,981)
Net Cash Provided by Financing Activities	329,324	376,987

NET INCREASE (DECREASE) IN CASH	11,991	(231,117)

CASH, BEGINNING OF PERIOD	71,393	218,513

CASH, END OF PERIOD	$83,384	$5,396

(Continued)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months Ended March 31,
	2016	2015

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$21,079	$12,917
Cash paid for income taxes	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Warrants issued with debt	$—	$73,053
Warrants issued for deferred financing costs	—	17,111
Common stock issued with debt	—	21,211
Common stock issued on settlement of debt and accrued interest	307,982	—
Common stock issued for third party payables	217,431	—
Common stock issued for inventory	439,603	—
Common stock issued for related party payables	102,849	—
Common stock issued for prepayment of services	200,130	—
Debt discount from derivative liabilities	92,000	—
Reclassification of warrants from equity to derivative liabilities	205,526	—
Reclassification of warrants from derivative liabilities to equity	142,803	—
Reclassification of accrued interest to principal outstanding	5,940	—
Convertible debt issued for deferred stock issuance costs	35,000	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Business, Operations and Organization

The accompanying unaudited interim financial statements of El Capitan Precious Metals, Inc, a Nevada corporation, (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 2016, or for any subsequent period. These interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended September 30, 2015, included in the Company’s Annual Report on Form 10-K, filed with the SEC on January 11, 2016 (the “2015 Form 10-K”). The consolidated balance sheet at September 30, 2015, has been derived from the audited financial statements included in the 2015 Form 10-K.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries El Capitan Precious Metals, Inc., a Delaware corporation; Gold and Minerals Company, Inc., a Nevada corporation; and El Capitan, Ltd, an Arizona corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company, together with its consolidated subsidiaries are collectively hereinafter referred to as the “Company,” “our” or “we.”

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Basis of Presentation and Going Concern

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company currently has a minimum source of revenue to cover its costs.  The Company has incurred a loss of $729,612 for the six months ended March 31, 2016 and has a working capital deficit of $1,327,909 as of March 31, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

To continue as a going concern, the Company is dependent on achievement of cash flow and profits from entering the production stage of operations. The Company does not have adequate liquidity to fund its current operations, meet its obligations and continue as a going concern. The Company secured working capital loans with net proceeds of $92,000 in December 2015, $156,000 in January 2016 and $73,800 in March 2016 to assist in financing its activities in the near term. The Company is also pursuing other financing alternatives, including short-term operational strategic financing or equity financing, to fund its activities until it can achieve cash flow and profits from its operations. See Note 6 for additional information.

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

Cash

The Company considers those short-term, highly liquid investments with maturities of three months or less as cash. and cash equivalents. At times, cash in banks may be in excess of the FDIC limits. The Company has no cash equivalents.

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

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Restricted Cash

Restricted cash consists of two certificates of deposits in favor of the New Mexico Minerals and Mining Division for a total of $74,502. The amount was increased $59,495 during the fiscal year ended September 30, 2015 with the issuance of the Company’s expanded mining permit and is posted as a financial assurance for required reclamation work to be completed on mined acreage.

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

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company had no derivative financial instruments at March 31, 2016.

Stock-Based Compensation

The Company recognized stock-based administrative compensation aggregating $132,358 and $485,910 for common stock options and common stock issued to administrative personnel and consultants during the six months ended March 31, 2016 and 2015, respectively.

Revenue Recognition

When revenue is generated from operations, it will be recognized in accordance with FASB ASC 605. In general, the Company will recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. Revenue generated and costs incurred under an arrangement will be reported on a net basis in accordance with FASB ASC 605-45. There was nominal revenue generated for the six months ended March 31, 2016 from test loads of iron ore to the construction contractor.

Recently Issued Accounting Pronouncements

Other than as set forth below, management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

In April 2015, the FASB issued ASU No. 2015-03 “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU No. 2015-03 provides that an entity: (1) present debt issuance costs in the balance sheet as a direct deduction from the carrying value of the associated debt liability rather than as an asset; and (2) report amortization of debt issuance costs as interest expense. Company has adopted ASU No. 2015-03 as of December 31, 2015, which has no material impact on its consolidated financial statements.

In July 2015, the FASB has issued Accounting Standards Update (ASU) No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” Topic 330, “Inventory,” currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this Update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The Company adopted of ASU 2015-11 as of December 31, 2015, which has no material impact on its consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In November 2015 the FASB issued Accounting Standards Update (ASU) 2015-17, Income Taxes (Topic 740) Related to the Balance Sheet Classification of Deferred Taxes which will require entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet.  The ASU simplifies the current guidance (ASC 740-10-45-4), which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet.  The ASU is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods.  The Board decided to allow all entities to early adopt the ASU for financial statements that had not been issued.  The Company has adopted ASU 2015-17 as of December 31, 2015, which has no material impact on its consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 amends several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted any interim or annual period. If early adopted, an entity must adopt all of the amendments in the same period. The Company is currently evaluating the potential impact of the adoption of ASU 2016-09 on the Company's consolidated financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

Consulting Agreements

Effective May 1, 2009, the Company has informal arrangements with two individuals, both of whom are officers and one is also a director of the Company, pursuant to which such individuals serve as support staff for the functioning of the home office and all related corporate activities and projects. The aggregate monthly payments under the informal arrangements are $21,667. There are no written agreements with these individuals. Total administrative consulting fees expensed under these informal arrangements for the six months ended March 31, 2016 and 2015 was $130,000, respectively. Accrued and unpaid compensation under these arrangements of $93,975 was recorded in accrued compensation – related parties at September 30, 2015. As of March 31, 2016, total accrued and unpaid compensation under these arrangements is $117,186 recorded in accrued compensation – related parties.

During the six months ended March 31, 2016, the Company issued 1,663,186 common shares to the President of the Company as payment of accrued compensation of $108,975. The fair value of the stock was $102,849 and the Company recorded a gain on the debt conversion of $6,126.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In January 2012, the Company retained the consulting services of Management Resource Initiatives, Inc. (“MRI”), a company controlled by the Chief Financial Officer and a Director of the Company. The monthly consulting fee for such services is $15,000. Total consulting fees expensed to MRI for the six months ended March 31, 2016 and 2015 was $90,000, respectively. At March 31, 2016 and September 30, 2015, MRI had accrued and unpaid compensation of $225,000 and $135,000, respectively, recorded in accrued compensation – related parties.

On February 4, 2015, the Company signed a $30,000 promissory note payable to MRI, at 18% interest per annum, due and payable on February 4, 2016. As an inducement for the loan represented by the note, the Company issued 200,000 shares of restricted common stock of the Company to MRI. The note is currently being amended to extend the maturity date from February 4, 2016 to February 4, 2017 under the original terms of the note. See Note 6.

NOTE 3 – INVENTORY

The following table provides the components of inventory as of March 31, 2016 and September 30, 2015:

	March 31,	September 30,
	2016	2015

Ore stockpiles	$648,585	$52,279

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of March 31, 2016 and September 30, 2015:

	March 31,	September 30,
	2016	2015

Compensation and consulting	$86,000	$62,000
Mining costs	100,000	203,626
Accounting and legal	236,550	277,000
Interest	61,116	50,138
	$483,666	$592,764

During the six months ended March 31, 2016, the Company issued 2,147,273 common shares as payment of accrued legal fees of $118,100. The fair value of the stock was $113,805 and the Company recorded a gain on the debt conversion of $4,295. Additionally, the Company issued shares as payment of accrued mining costs of $103,626.

Note 5 - Derivative Instrument Liabilities

The fair market value of the derivative instruments liabilities at March 31, 2016, was determined to be $0. On December 2, 2015, the warrants issued under a note to a third party, became tainted with the issuance of a convertible note to an accredited investor and were required to be fair valued and recognized as derivative liabilities. On January 12, 2016 an amendment to the convertible note was made and under GAAP the derivative liability had to be revalued on this date and eliminated. The Black-Scholes Option Pricing Model was utilized with the following assumptions: (1) risk free interest rate of 0.857% to 1.081%, (2) remaining contractual life of 1.76 to 2.6 years, (3) expected stock price volatility of 105.107% to 122.402%, and (4) expected dividend yield of zero. Based upon the change in fair value and elimination of the derivative liability, the Company has recorded a gain on derivative instruments for the six months ended March 31, 2016, of $154,723 and a corresponding decrease in the derivative instruments liability.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Derivative	Derivative
	Liability as of	Liability as of
	September 30, 2015	March 31, 2016

Warrants	$—	$—
Convertible notes	—	—

Total	$—	$—

Change in Fair
Value for Six
Months Ended
March 31, 2016

Fair value as of September 30, 2015	$—
Change in fair value	286,791
Additions recognized as derivative loss at inception	(132,068)
Net gain on derivative instruments	154,723
Amount reclassified from equity at inception	(205,526)
Amount reclassified to equity upon resolution	142,803
Note discount recognized at inception	(92,000)
Fair value as of March 31, 2016	$—

Warrants

During December, 2015, a total of 4,861,344 warrants were tainted due to the convertible note issued in December, 2015 and were reclassified from equity to derivative liabilities with a fair value of $205,526. On January 12, 2016 an amendment to the convertible note was made and under GAAP, the derivative liability had to be revalued on this date and eliminated. The fair value of the warrants on January 12, 2016 of $142,803 was reclassified to equity.

NOTE 6 – NOTES PAYABLE

Agreements with Logistica U.S. Terminals, LLC

Under an agreement with Logistica U.S. Terminals, LLC (“Logistica”) dated February 28, 2014, Logistica agreed to remit a $400,000 payment on the Company’s behalf that represented the remaining balance of the Company’s purchase price for a heavy ore trailing separation line to be used for processing of mineralized material at the El Capitan Property mine site. The Company previously remitted $100,000 toward the purchase of such equipment. In consideration for Logistica remitting such payment, the Company agreed to deliver a $400,000 promissory note to Logistica and issued 2,500,000 shares of common stock to a designee of Logistica under the Company’s 2005 Stock Incentive Plan. The promissory note accrues interest at 4.5%, with principal and accrued interest payments to be made out of the Company’s proceeds from sale of iron extracted from mineralized material as part of the Company’s exploration activities. The relative fair value of the common stock was determined to be $222,222 and was recorded as a discount to the promissory note that was amortized to interest expense over the expected life of the note through August 31, 2015. During the fiscal year ended September 30, 2015, amortization expense of $158,559 was recognized. The outstanding balance under this note payable was $400,000 and the unamortized discount on the note payable was $0 as of March 31, 2016. Accrued interest on the note at March 31, 2016 was $37,578.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

October 17, 2014 Note and Warrant Purchase Agreement

On October 17, 2014, the Company entered into a private Note and Warrant Purchase Agreement with an accredited investor pursuant to which the Company borrowed $500,000 against delivery of a promissory note (the “2014 Note”) in such amount and issued warrants to purchase 882,352 shares of our common stock pursuant to the Note and Warrant Purchase Agreement. The promissory note carries an interest rate of 8% per annum, was initially due on July 17, 2015 and is secured by a first priority security interest in all right, title and interest of the Company in and to the net proceeds received by the Company from its sale of tailings separated from iron recovered by the Company at the El Capitan Property. On August 24, 2015, the 2014 Note was mutually extended from July 17, 2015 to January 17, 2016. In consideration of the extension, the Company amended the common stock purchase warrant to purchase 4,714,286 shares (subject to adjustment) of the Company’s common stock at an exercise price of $0.07 per share. The warrant dated October 17, 2014 was cancelled. On January 19, 2016, the amended 2014 Note was extended from January 17, 2016 to September 19, 2016. In consideration of the extension, the Company issued to the investor a fully vested three year common stock purchase warrant to purchase 471,429 shares (subject to adjustment) of common stock of the Company at an exercise price of $0.051 per share, the closing price on the date of the agreed extension agreement. The fair value of the warrants was determined to be $16,775 using Black-Scholes option price model and was expensed during the three months ended March 31, 2016. As of March 31, 2016, the outstanding balance under the amended 2014 Note is $500,000 and accrued interest was $8,109.

February 4, 2015 Unsecured Promissory Notes

On February 4, 2015, the Company issued unsecured promissory notes in the aggregate principal amount of $63,000. Outstanding amounts under these notes accrue interest at 18% per year, with all principal and accrued interest being due and payable on February 4, 2016. As additional consideration for the loan, the Company issued 200,000 shares of restricted common stock of the Company to each lender for a total of 400,000 shares. The relative fair value of the common stock was determined to be $21,211 and was recorded as discounts to the promissory notes was amortized to interest expense over the life of the notes. On February 4, 2016, one of the promissory notes was amended to extend the maturity date from February 4, 2016 to February 4, 2017 and reduced the interest rate to 10% per year. The Company also agreed to add the accrued interest on the note at February 4, 2016 of $5,940 to the principle of the note. In consideration of the amendment, the Company agreed to issue 150,000 shares of restricted common stock of the Company to the lender and the Board of Directors approved the issuance on April 22, 2016. One of the lenders is affiliated with the Company and provided $30,000 of the original $63,000 loaned funds. See Note 2. The Company’s obligations under both notes were personally guaranteed by the Company’s director and Chief Executive Officer.

During the six months ended March 31, 2016, amortization expense of $8,976 was recognized, the aggregate outstanding balance under these notes was $68,940, accrued interest was $6,826 and the unamortized discounts on the notes payable was $0.

April 16, 2015 Installment Loan

On April 16, 2015, the Company entered into an agreement with a third party financing source pursuant to which the lender committed to loan the Company a total of $200,000 in installments. Installments on this loan have been advanced as follows:

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Installment Date	Amount

April 17, 2015	$50,000
May 15, 2015	$50,000
June 16, 2015	$25,000
July 20, 2015	$25,000
August 18, 2015	$25,000
September 18, 2015	$25,000

The loan accrued interest at 10% per year, with all principal and accrued interest being due and payable on April 17, 2016. To secure the loan, the Company has granted the lender a security interest in the AuraSource heavy metals separation system located on the El Capitan Property. As additional consideration for the loan, the Company issued 3,000,000 shares of restricted common stock of the Company to the note holder. The note, including a portion of accrued interest of $7,500, was satisfied in its entirety in December 2015 in exchange for 3,772,728 restricted shares of the Company’s common stock. The note and accrued interest retired aggregated $207,500 and the fair value of the stock was $215,423. The Company recorded a loss on the debt conversion of $7,923. At March 31, 2016 unpaid accrued interest remained of $2,466.

Financing of Insurance Premiums

On July 14, 2015, the Company entered into an agreement to finance a portion of its insurance premiums in the amount of $15,116 at an interest rate of 8.76% with equal payments of $1,573, including interest, due monthly beginning July 14, 2015 and continuing through April 14, 2016. In August 2015, an increase in premium of $1,876 occurred due an increase in coverage and the remaining payments increased to $1,815. As of March 31, 2016, the outstanding balance under this note payable was $1,802.

On November 19, 2015, the Company entered into an agreement to finance director and officer insurance premiums in the amount of $26,031 at an interest rate of 7.05% with equal payments of $2,688, including interest, due monthly beginning December 21, 2015 and continuing through September 21, 2016. As of March 31, 2016, the outstanding balance under this note payable was $15,801.

On December 31, 2015, the Company entered into an agreement to finance additional insurance premiums in the amount of $6,742 at an interest rate of 8.752% with equal payments of $2,283, including interest, due monthly beginning February14, 2016 and continuing through April 14, 2016. As of March 31, 2016, the outstanding balance under this note payable was $2,265.

August 31, 2015 Working Capital Loan

On August 31, 2015, the Company entered into an agreement with a third party financing source pursuant to which the lender committed to loan the Company $100,000 for working capital. As an incentive for the financing, the Company issued 2,000,000 shares of restricted common stock. The investor decided not to accept the shares because of income tax implications and they were returned to the Company’s transfer agent and returned to the treasury. The agreement had an annual interest rate of 2% and was due November 15, 2015. The agreement provided for payment of one-half (1/2) of the gross revenues that the Company may receive from its mining activities towards the principal and accrued interest. The note, including accrued interest, was satisfied in its entirety in December 2015 in exchange for 3,500,000 restricted shares of the Company’s common stock. The principal and accrued interest retired aggregated $100,482 and the fair value of the stock was $187,250. The Company recorded a loss on the debt conversion of $86,768.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 2, 2015 Securities Purchase Agreement

On December 2, 2015, the Company entered into a Securities Purchase Agreement for two $114,400 convertible notes with an accredited investor for an aggregate principal amount of $228,800 with an annual interest rate of 9%. Each note contains an original issue discount (“OID”) of $10,400 and related legal and due diligence costs of $12,000. The net proceeds from each note received by the Company will be $92,000. The maturity date on the first note is December 2, 2017. An amendment to the note on January 12, 2016, allows the Company to prepay in full the unpaid principal and interest on the note, upon notice, any time prior to June 3, 2016. Any prepayment is at 140% face amount outstanding and accrued interest. The redemption must be closed and paid for within three business days of the Company sending the redemption demand. The note may not be prepaid after the June 2, 2016. The note is convertible into shares of the Company’s common stock at any time beginning on May 30, 2016. The conversion price is equal to 55% of the lowest trading price of the Company’s common stock as reported on the QTCQB for the 10 prior trading days (and may include the day of the Notice of Conversion under certain circumstances). The Company agreed to reserve an initial 5,033,000 shares of common stock for conversions under the note. The Company also agreed to adjust the share reserve to ensure that it equals at least four times the total number of shares of common stock issuable upon conversion of the note from time to time. Pursuant to ASC 815, the Company will recognize the fair value of the embedded conversion feature as a derivative liability when the Note becomes convertible on June 3, 2016.

The OID interest of $10,400 and related loan costs of $12,000 was recorded as a discount to the note and is being amortized over the life of the loan as interest expense. For the six months ended March 31, 2016, the discount amortization was $2,452, the loan discount balance was $111,948, the note balance was $114,400 and accrued interest was $3,413.

January 26, 2016 Securities Purchase Agreement

On January 26, 2016 (the “Effective Date”), the Company entered into a Securities Purchase Agreement (the “SPA”) for an $180,000 convertible note with an accredited investor, with an annual interest rate of 7%. The note contains an OID of $18,000 and related legal costs of $6,000. The net proceeds received by the Company were $156,000. The maturity date of the note is January 26, 2017. Interest is due on or before the maturity date. The Company may redeem the note by prepaying the unpaid principal and interest on the note, upon notice, any time prior to 180 days after the Effective Date. If redemption is (i) prior to the 30th day the note is in effect (including the 30th day), the redemption will be 105% of the unpaid principal amount and accrued interest; (ii) if the redemption is on the 31st day up to and including the 60th day the note is in effect, the redemption price will be 115% of the unpaid principle amount of the note along with any accrued interest; (iii) if the redemption is on the 61st day up to and including the 120th day the note is in effect, the redemption price will be 135% of the unpaid principle amount of the note along with any accrued interest; if the redemption is on the 121st day up to and including the 180th day the note is in effect, the redemption price will be 150% of the unpaid principle amount of the note along with any accrued interest. The redemption must be closed and paid for within three business days of the Company sending the redemption demand. The note may not be prepaid and redeemed after the 180th day. The note is convertible into shares of the Company’s common stock at any time beginning on the date which is 181 days following the Effective Date. The conversion price is equal to 55% of the lowest trading price of the Company’s common stock as reported on the QTCQB for the 10 prior trading days and may include the day of the Notice of Conversion under certain circumstances. The Company agreed to reserve an initial 10,800,000 shares of common stock for conversions under the note (the “Share Reserve”). We also agreed to adjust the Share Reserve to ensure that it always equals at least three times the total number of shares of common stock that is actually issuable if the entire note were to be converted. The note has an embedded conversion option which qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, the Company will recognize the fair value of the embedded conversion feature as a derivative liability when the Note becomes convertible on July 25, 2016.

The OID interest of $18,000 and related loan costs of $6,000 was recorded as a discount to the note and is being amortized over the life of the loan as interest expense. For the three months ended March 31, 2016, the discount amortization was $4,079, the loan discount balance was $19,921, the note balance was $180,000 and accrued interest was $2,209.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 16, 2016 Equity Purchase Agreement and Registration Rights Agreement

On March 16, 2016, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) with River North Equity, LLC (“River North”), pursuant to which the Company may from time to time, in its discretion, sell shares of its common stock to River North for aggregate gross proceeds of up to $5,000,000. Unless terminated earlier, River North’s purchase commitment will automatically terminate on the earlier of the date on which River North shall have purchased Company shares pursuant to the Purchase Agreement for an aggregate purchase price of $5,000,000 or March 16, 2018. The Company has no obligation to sell any shares under the Purchase Agreement.

As provided in the Purchase Agreement, the Company may require River North to purchase shares of common stock from time to time by delivering a put notice to River North specifying the total purchase price for the shares to be purchased (the “Investment Amount”); provided there must be a minimum of 10 trading days between delivery of each put notice. This arrangement is also sometimes referred to herein as the “Equity Line.” The Company may determine the Investment Amount, provided that such amount may not be more than the average daily trading volume in dollar amount for the Company’s common stock during the 10 trading days preceding the date on which the Company delivers the applicable put notice. Additionally, such amount may not be lower than $5,000 or higher than $150,000 without prior approval of River North. The number of shares issuable in connection with each put notice will be computed by dividing the applicable Investment Amount by the purchase price for such common stock. River North will have no obligation to purchase shares under the Purchase Agreement to the extent that such purchase would cause River North to own more than 9.99% of the Company’s common stock.

For each share of the Company’s common stock purchased under the Purchase Agreement, River North will pay a purchase price equal to 85% of the Market Price, which is defined as the average of the two lowest closing bid prices on the OTCQB Marketplace, as reported by Bloomberg Finance L.P., during the five consecutive Trading Days including and immediately prior to the date on which the applicable put notice is delivered to River North (the “Pricing Period”). If the Company is not deposit/withdrawal at custodian (“DWAC”) eligible, River North will pay a purchase price equal to 80% of the Market Price, and if the Company is under Depository Trust Company (“DTC”) “chill” status, River North will pay a purchase price equal to 75% of the Market Price. On the first trading day after the Pricing Period, River North will purchase the applicable number of shares subject to customary closing conditions, including without limitation a requirement that a registration statement remain effective registering the resale by River North of the shares to be issued pursuant to the Purchase Agreement as contemplated by the Registration Rights Agreement described below.

The Purchase Agreement contains covenants, representations and warranties of the Company and River North that are typical for transactions of this type. In addition, the Company and River North have granted each other customary indemnification rights in connection with the Purchase Agreement. The Purchase Agreement may be terminated by the Company at any time. The Purchase Agreement is not transferable and any benefits attached thereto may not be assigned.

Also on March 16, 2016, in connection with the Purchase Agreement, the Company also entered into a Registration Rights Agreement with River North requiring the Company to prepare and file, within 45 days of the effective date of the Registration Rights Agreement, a registration statement registering the resale by River North of the shares to be issued under the Purchase Agreement for the shares, to use commercially reasonable efforts to cause such registration statement to become effective, and to keep such registration statement effective until (i) three months after the last closing of a sale of shares under the Purchase Agreement, (ii) the date when River North may sell all the shares under Rule 144 without volume limitations, or (iii) the date River North no longer owns any of the shares.

As partial consideration for the above-mentioned agreements, on March 16, 2016, the Company issued to River North a “commitment” convertible promissory note (the “Commitment Note”) in the principal amount of $35,000. The Commitment Note accrues interest at a rate of 10% per annum and matures on March 16, 2017. Upon the registration statement contemplated by the Registration Rights Agreement being declared effective, $10,000 of the principle balance of the Commitment Note and accrued interest thereon was extinguished and deemed to have been repaid. At March 31, 2016 the note balance was $35,000 and accrued interest was $144.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

After 180 days following the date of the Commitment Note, or earlier upon the occurrence of an event of default that remains uncured, the Commitment Note may be converted into shares of the Company’s common stock at the election of River North at a conversion price per share equal 60% of the Current Market Price, which is defined as the lowest closing bid price for the common stock as reported by Bloomberg, LP for the 10 trading days ending on the trading day immediately before the conversion. Among other things, a failure by the Company to file the registration statement contemplated by the Registration Rights Agreement with 45 days following the issuance of the Commitment Note will constitute an event of default thereunder.

On March 16, 2016, the Company entered into a Securities Purchase Agreement with River North pursuant to which the Company issued a convertible promissory note (the “Bridge Note”) to River North, in the original principal amount of $90,000, in consideration of the payment by River North of a purchase price equal to $73,800, with $9,000 retained by River North as original issue discount and $7,200 for related legal and due diligence costs. The Company issued the Bridge Note on March 16, 2016. The Bridge Note accrues interest at a rate of 10% per annum and matures on March 16, 2017. For the six months ended March 31, 2016, the discount amortization was $566, the loan discount balance was $15,364, the note balance was $90,000 and accrued interest was $370.

The Bridge Note provides for conversion rights and events of default on substantially the same terms and conditions as the Commitment Note; provided however that an event of default under the Bridge Note will also be triggered if the Company fails to use at least 15% of the proceeds from each sale of shares under the Purchase Agreement to prepay a portion of the Bridge Note.

Pursuant to the Purchase Agreement and Registration Rights Agreement, on April 11, 2016, the Company filed a Registration Statement on Form S-1 (SEC File No. 333-210686) with the SEC registering the resale of up to 25,000,000 shares of the Company’s common stock that may be issued and sold to River North pursuant to the Purchase Agreement. Such Registration Statement was declared effective by the SEC on April 20, 2016, resulting in extinguishment of $10,000 of the principal balance of the Commitment Note and accrued interest thereon.

Components of Notes Payable

The components of the notes payable, including the note payable to a related party, at March 31, 2016 are as follows:

	Principal	Unamortized
	Amount	Discount	Net
CURRENT NOTES PAYABLE:
Notes payable	$958,808	$—	$958,808
Convertible notes payable	305,000	(35,555)	269,445
Notes payable – related party	30,000	—	30,000
	$1,293,808	$(35,555)	$1,258,253

LONG-TERM CONVERTIBLE NOTE PAYABLE:
Convertible note payable	$114,400	$(111,948)	$2,452

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of the notes payable, including the note payable to a related party, at September 30, 2015 are as follows:

	Principal	Unamortized
	Amount	Discount	Net
CURRENT NOTES PAYABLE:
Notes payable	$1,245,344	$(77,157)	$1,168,187
Notes payable – related party	30,000	(4,438)	25,562
	$1,275,344	$(81,595)	$1,193,749

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

The following table sets forth by level with the fair value hierarchy the Company’s assets and liabilities measured at fair value as of:

March 31, 2016 and September 30, 2015:	Level 1	Level 2	Level 3	Total

Assets
None	$—	$—	$—	$—
Liabilities
Derivative liabilities	$—	$—	$—	$—

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Related Party

Since January 2012, Management Resource Initiatives, Inc. (“MRI”) has been managing and overseeing the process of marketing and selling the El Capitan Property and performing other services aimed at furthering the Company's strategic goals pursuant to an unwritten consulting arrangement. Under this arrangement, the Company pays MRI a monthly consulting fee of $15,000. The Company made aggregate payments of $180,000 to MRI during fiscal 2014 and aggregate payments of $45,000 during fiscal year 2015. Accrued and unpaid fees of $135,000 are recorded in accrued compensation - related parties at September 30, 2015. MRI had accrued and unpaid compensation of $225,000 recorded in accrued compensation – related parties at March 31, 2016.MRI is a corporation that is wholly-owned by John F. Stapleton, a Director of the Company and the prior Chief Financial Officer.

On February 4, 2015, the Company signed a $30,000 promissory note payable to MRI, which accrues interest at 18% per annum and becomes due and payable on February 4, 2016. As an inducement for the loan represented by the note, the Company issued 200,000 shares of restricted common stock of the Company to MRI. The Company is in process of amending the note under its current terms to extend the maturity date from February 4, 2016 to February 4, 2017.

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

The contracts with Logistica were superseded by a new agreement entered into on January 5, 2016. See Note 6.

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

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In consideration for Logistica’s funding and logistic services, the Company will pay Logistica a percentage of the Company’s profits from the sale of iron under the Glencore Purchase Contract. If any sale of iron under the Glencore Purchase Contract results in a loss instead of a profit, as a result of a decrease in index pricing of iron or otherwise, then the Company is required to make up the shortfall out of profits from any precious metals processing and refining business, to the extent of available profits there from, or otherwise. If iron index prices drop below the price in place at inception of the Glencore Purchase Contract by more than 5%, then the Company will be required to provide Logistica with a greater percentage of profits commensurate with and equivalent to Logistica’s loss of profit share due to the reduction in iron index prices. At inception of the Glencore Purchase Contract, the Platts 62% FE CFR China iron index price was $121.24 and at March 31, 2016 was approximately $56.00. In the event of a future sale of the El Capitan Property, the Company must either ensure that its agreements with Logistica are assumed by the purchaser or pay Logistica a termination fee.

Either party may terminate the Master Agreement following a breach by the other party that remains uncured for 60 days after receipt of written notice. The Master Agreement will otherwise continue indefinitely.

Because of current market iron ore prices, the contract has not been implemented and has not been terminated.

The contracts with Logistica were superseded by a new agreement entered into on January 5, 2016. See Note 6.

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

Because of the drop in the market iron ore prices under the contract price, the contract has not been implemented during the current fiscal year and has not been terminated as of March 31, 2016.

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

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – 2015 EQUITY INCENTIVE PLAN

On October 8, 2015, the Board of Directors of the Company approved the El Capitan Precious Metals, Inc. 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan enables the Board of Directors to grant to employees, directors, and consultants of the Company and its subsidiaries a variety of forms of equity-based compensation, including grants of options to purchase shares of common stock, shares of restricted common stock, restricted stock units, stock appreciation rights, other stock-based awards and performance-based awards. At the time it was adopted, the maximum number of shares of common stock of the Company that could be issued or awarded under the 2015 Plan was 15,000,000 shares. On October 14, 2015, the Company filed Form S-8 Registration Statement No. 333-207399 with the SEC registering the 15,000,000 shares of common stock authorized for issuance pursuant to the 2015 Plan. On December 15, 2015, the Board of Directors of the Company adopted Amendment No. 1 to the 2015 Plan, pursuant to which the number of shares of common stock issuable under the 2015 Plan was increased from 15,000,000 to 23,000,000. On January 14, 2016, the Company filed Form S-8 Registration Statement No. 333-208991 with the SEC registering the additional 8,000,000 shares of common stock authorized for issuance pursuant to the 2015 Plan. See Note 11.

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock Issuances

During the six months ended March 31, 2016, the Company did not issue any shares of preferred stock.

Common Stock Issuances

During the six months ended March 31, 2016, the Company:

(i)	Issued 14,700,000 shares of S-8 common stock to our contract miners at a market value of $853,350, including payment of $103,626 for accrued mining cost, payment of $109,991 for services, payment of $439,603 for inventory, and a prepayment of $200,130 for services;

(ii)	Issued 700,000 shares of restricted common stock and 963,186 shares of S-8 common stock for accrued compensation payable to an officer valued at $102,849 on the date of issuances resulting in a gain on the extinguishment of debt of $6,126;

(iii)	Issued 2,147,273 shares of S-8 common stock for accrued legal services at a market value of $113,805 resulting in a gain on the extinguishment of debt of $4,295; and

(iv)	Issued 7,272,728 shares of restricted common stock to two investors for the retirement of notes payable at a market value of $402,673 resulting in a loss on the extinguishment of debt of $94,691.

Options

Aggregate options expense recognized was $22,367 for the six months ended March 31, 2016.

During the six months ended March 31, 2016, the Company:

(i)	Granted to two new directors of the Company, pursuant to the 2015 Plan, each a 10-year stock option to purchase 250,000 shares of the Company’s common stock, all of which vested immediately, at an exercise price of $0.05 per share for 250,000 options and the other 250,000 options at $0.062 per share. The fair value of the options was determined to be $22,367 using the Black-Scholes option pricing model and was expensed as warrant and option costs during the six months ended March 31, 2016.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Warrants

During the six months ended March 31, 2016, the following transactions occurred with respect to warrants of the Company:

(i)	In connection with the extension of the due date on the October 17, 2014 promissory note from January 17, 2016 to September 19, 2016, the Company issued 471,429 fully vested three year warrants to purchase 471,429 shares of common stock of the Company at an exercise price of $0.051 per share. The fair value of the warrants was determined to be $16,775 using the Black-Scholes option pricing model and was expensed during the six months ended March 31, 2016.

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of its warrant and option awards. The following table summarizes the significant assumptions used in the model during the six months ended March 31, 2016:

Exercise prices	$0.02475 - $0.17
Expected volatilities	106.443% - 122.915%
Risk free interest rates	0.888% - 1.68%
Expected terms	1.8 - 10.0 years
Expected dividends	—

Stock option activity, both within and outside the 2015 Plan, and warrant activity for the three months ended March 31, 2016, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price

Outstanding at September 30, 2015	10,387,500	$0.28	4,861,344	$0.07
Granted	500,000	0.056	471,429	0.051
Canceled	—	—	—	—
Expired	—	—	—	—
Exercised	—	—	—	—
Outstanding at March 31, 2016	10,887,500	$0.27	5,332,773	$0.071
Exercisable at March 31, 2016	10,887,500	$0.27	5,332,773	$0.071

The range of exercise prices and remaining weighted average life of the options outstanding at March 31, 2016 were $0.05 to $1.02 and 5.24 years, respectively. The aggregate intrinsic value of the outstanding options at March 31, 2016 was $0.

The range of exercise prices and remaining weighted average life of the warrants outstanding at March 31, 2016 were $0.051to $0.17 and 2.40 years, respectively. The aggregate intrinsic value of the outstanding warrants at March 31, 2016 was $0.

The Company adopted its 2015 Incentive Equity Plan (the “2015 Plan”) pursuant to which the Company reserved and registered 23,000,000 shares for stock and option grants. As of March 31, 2016, there were 5,189,541 shares available for grant under the 2015 Plan, excluding the 10,887,500 options outstanding.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – SUBSEQUENT EVENTS

Pursuant to the Equity Purchase Agreement and Registration Rights Agreement between the Company and River North Equity, LLC, on April 11, 2016, the Company filed a Registration Statement on Form S-1 (SEC File No. 333-210686) with the SEC registering the resale of up to 25,000,000 shares of the Company’s common stock that may be issued and sold to River North pursuant to the Equity Purchase Agreement. Such Registration Statement was declared effective by the SEC on April 20, 2016.

Effective April 22, 2016, the Board of Directors of the Company adopted Amendment No. 2 to the Company’s 2015 Equity Incentive Plan (the “2015 Plan”) pursuant to which the number of shares of the common stock issuable under the 2015 Plan was increased from 23,000,000 to 28,000,000. On April 27, 2016, the Company filed Form S-8 Registration Statement No. 333-210942 with the SEC registering the additional 5,000,000 shares of common stock authorized for issuance pursuant to the 2015 Plan.

In April 2016, the Company issued a total of 600, 000 shares of restricted common stock and 2,076,138 shares of S-8 common stock to three individuals, one whom is an officer, for accrued compensation and expenses payable that was valued at $105,440 on the date of issuance.

In April 2016, the Company issued 2,500,000 shares of S-8 common stock to our contract miner for services being rendered valued at $98,500 on the date of issuance.

In April 2016, the Company issued to two lenders in connection with a loan extension, 75,000 shares each of restricted common stock with an aggregate value of $5,910 on the date of issuance.

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

Company Overview; Recent Developments

The Company is an exploration stage company as defined by the SEC’s Industry Guide 7 as the Company has no established reserves as required under Industry Guide 7. We have owned interests in several properties located in the southwestern United States in the past. We are principally engaged in the exploration of precious metals and other minerals on the El Capitan property located near Capitan, New Mexico (the “El Capitan Property”). We have recorded nominal revenues in the quarter ended March 31, 2016 consisting of revenue for test loads of iron ore to a construction contractor.

We commenced planned mineral exploration activity in the quarter ended December 2015 under our modified mining permit. However, we have not yet demonstrated the existence of proven or probable reserves at our El Capitan Property.  As a result, and in accordance with accounting principles generally accepted in the United States for exploration stage companies, all expenditures for exploration and evaluation of our property are expensed as incurred.

Basis of Presentation and Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with principles GAAP, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company currently has only a nominal source of revenue to cover its costs until the weather permits projected deliveries of iron ore under a purchase order and future deliveries of mineralized concentrate projected in the quarter ending June 2016.  The Company has incurred a loss of $729,612 for the six months ended March 31, 2016, and has a total accumulated deficit of $208,248,483 and a working capital deficit of $1,327,909 at March 31, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To continue as a going concern, the Company is dependent on achievement of cash flow and future profits from entering the production stage of operations. The Company does not have adequate liquidity to fund its current operations, meet its obligations and continue as a going concern. The Company secured working capital loans with net proceeds of $92,000 in December 2015, $156,000 in January 2016 and $73,800 in March 2016 to assist in financing its activities in the near term. On March 16, 2016, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) and a related Registration Rights Agreement with River North Equity, LLC (“River North”), pursuant to which the Company may from time to time, in its discretion, sell shares of its common stock to River North for aggregate gross proceeds of up to $5,000,000, subject to the conditions set forth in the Purchase Agreement. The Company is also pursuing other financing alternatives, including short-term operational strategic financing or equity financing, to fund its activities until it can achieve cash flow and future profits from its operations. See “Financial Condition, Liquidity and Capital Resources,” below.

The Company’s consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016 and 2015

Revenues

We realized no revenue from exploration activities on deliveries of iron ore during the three months ended March 31, 2016. No revenues were recorded during the comparable prior year period.

Expenses and Net Loss

Our operating expenses decreased $131,149 from $408,820 for the three months ended March 31, 2015 to $277,671 for the three months ended March 31, 2016. The decrease is mainly attributable to decreases in other general and administrative expenses of $146,447 and offset by an increase in legal and accounting expenses of $24,517.  The decrease in other general and administrative expenses is consists of decreases in costs associated with options and warrants of $108,531 and depreciation of $15,838 charged to this category in the prior reporting period and in the current period depreciation is charged to mine and exploration costs. The cost decreases were offset by the increase in legal costs incurred of $26,006. The increase in legal was incurred for services provided on a new convertible note facility and the Purchase Agreement and Registration Rights Agreement entered into on March 16, 2016 with River North.

Our net loss for the three months ended March 31, 2016 decreased to $174,814 from a net loss of $497,513 incurred for the comparable three month period ended March 31, 2015. The decrease in net loss of $322,699 for the current period is mainly attributable to the decreases in net operating expenses and by a decrease in other expenses of $191,550. The decrease in other expenses is mainly comprised of a gain on derivative instruments of $151,030, and offset by a decrease in interest expense of $57,292 and an increase of a non-cash loss on extinguishment of debt of $16,774.

Six Months Ended March 31, 2016 and 2015

Revenues

We realized nominal revenue from exploration activities on deliveries of iron ore test loads to a construction contractor for material approval during the six months ended March 31, 2016. No revenues were recorded during the comparable prior year period.

Expenses and Net Loss

Our operating expenses decreased $467,520, from $1,115,749 for the six months ended March 31, 2015 to $648,229 for the six months ended March 31, 2016. The decrease is mainly attributable to decreases in other general and administrative expenses of $531,666 and offset by an increase in legal and accounting expenses of $74,624. The decrease in general and administrative expenses is mainly attributable to decreases in costs associated with options and warrants of $463,543; depreciation of $25,912 charged to this category in the prior reporting period, while in the current period depreciation is charged to mine and exploration costs; travel and food of $21,966 and stockholder meeting costs of $10,509. Theses cost decreases were offset by the increase in legal costs incurred of $78,133. The increased legal costs were incurred for services related to our new 2015 Incentive Equity Plan, legal work related to new contract agreements, two convertible financing facilities and the Purchase Agreement and Registration Rights Agreement entered into on March 16, 2016 with River North.

Our net loss for the six months ended March 31, 2016 decreased to $729,612 from a net loss of $1,278,258 incurred for the comparable six month period ended March 31, 2015. The decrease in net loss of $548,646 for the current period is mainly attributable to the decreases in net operating expenses and a decrease in other expenses of $81,476. The decrease in other expenses is mainly comprised of a non-cash loss on extinguishment of debt of $101,044, a decrease in interest expense of $27,808, and a non-cash gain on derivative instruments of $154,723.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2016, we had cash on hand of $83,384 and a working capital deficit of $1,327,909. Based upon our budgeted burn rate, we currently have operating capital for approximately two–three months. The Company has historically relied on equity or debt financings to finance its ongoing operations and currently has a minimum source of revenue to cover its costs until weather permits deliveries of iron ore product. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. To continue as a going concern, the Company is dependent on achievement of cash flow and profits from entering the production stage of operations or obtaining short-term operational strategic financing alternatives or equity infusion. The Company does not have adequate liquidity to fund its current operations, meet its obligations and continue as a going concern.

Currently we anticipate funding our future operations from a revolving credit line associated with our agreements with Logistica, our recent financing activities, described below, sales of iron extracted from mineralized material at the El Capitan Property, and sales of mineralized materials under our new prospective contract for the purchase of mineralized material. However, unless and until we commence sales and shipments under the aforementioned contracts, and/or enter similar agreements for the purchase of mineralized material, and produce sufficient cash flow from future revenues, we will continue to rely on equity and/or debt financing to fund our operations.

Our current financing arrangements are summarized below under the caption “Recent Financing Activities.” Our only committed source of future financing is pursuant to the Purchase Agreement with River North. To the extent that we are required to raise additional capital, we do not know whether it will be available on terms favorable or acceptable to us when needed, if at all. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. In addition, we may grant future investors rights superior to those of our existing stockholders. If we raise additional funds by incurring debt, we could incur significant interest expense and become subject to covenants in the related transaction documentation that could affect the manner in which we conduct our business. If adequate additional capital is not available when required, we may be forced to reduce or eliminate our exploration activities and our marketing efforts for the sale of the El Capitan Property, or suspend our operations entirely.

Recent Financing Activities

On July 30, 2014, we entered into an Equity Purchase Agreement (the “2014 Agreement”) with Southridge Partners, LP (“Southridge”), pursuant to which the Company had the right from time to time, in its discretion, to sell newly-issued shares of its common stock to Southridge for aggregate gross proceeds of up to $1,900,000. Southridge’s purchase commitment was scheduled to terminate on the earlier of July 30, 2016, or the date on which aggregate purchases by Southridge under the 2014 Agreement total $1,900,000. The Company had no obligation to sell any shares under the 2014 Agreement. The offering of shares under the 2014 Agreement was made pursuant to a registration statement on Form S-3 (Registration Statement No. 333-193208) filed by the Company with the Securities and Exchange Commission, and prospectus supplements thereto. For a summary of the 2014 Agreement, see “Note 11 – Stockholders’ Equity – Equity Purchase Agreement” to the Consolidated Financial Statements for the fiscal year ended September 30, 2015. Because our public float was less than $75 million upon the filing of our Annual Reports on Form 10-K for fiscal 2014 and 2015, we are no longer eligible to utilize Form S-3 registration statements for the primary offering of securities. As a result, we are no longer able to sell shares to Southridge under the 2014 Agreement.

Agreement with Logistica U.S. Terminals, LLC

Under an agreement with Logistica U.S. Terminals, LLC (“Logistica”) dated February 28, 2014, Logistica agreed to remit a $400,000 payment on the Company’s behalf that represented the remaining balance of the Company’s purchase price for a heavy ore trailing separation line to be used for processing of mineralized material at the El Capitan Property mine site. The Company previously remitted $100,000 toward the purchase of such equipment. In consideration for Logistica remitting such payment, the Company agreed to deliver a $400,000 promissory note to Logistica and issued 2,500,000 shares of common stock to a designee of Logistica under the Company’s 2005 Stock Incentive Plan. The promissory note accrues interest at 4.5%, with principal and accrued interest payments to be made out of the Company’s proceeds from sale of iron extracted from mineralized material as part of the Company’s exploration activities. The relative fair value of the common stock was determined to be $222,222 and was recorded as a discount to the promissory note that was amortized to interest expense over the expected life of the note through August 31, 2015. During the fiscal years ended September 30, 2015 and 2014, amortization expense of $158,559 and $63,663 was recognized, respectively. The outstanding balance under this note payable was $400,000 and the unamortized discount on the note payable was $0 as of March 31, 2016. Accrued interest on the note at March 31, 2016 was $37,578.

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

October 17, 2014 Note and Warrant Purchase Agreement

On October 17, 2014, the Company entered into a private Note and Warrant Purchase Agreement with an accredited investor pursuant to which the Company borrowed $500,000 against delivery of a promissory note (the “2014 Note”) in such amount and issued warrants to purchase 882,352 shares of our common stock pursuant to the Note and Warrant Purchase Agreement. The promissory note carries an interest rate of 8% per annum, was initially due on July 17, 2015 and is secured by a first priority security interest in all right, title and interest of the Company in and to the net proceeds received by the Company from its sale of tailings separated from iron recovered by the Company at the El Capitan Property. On August 24, 2015, the 2014 Note was mutually extended from July 17, 2015 to January 17, 2016. In consideration of the extension, the Company amended the common stock purchase warrant to purchase 4,714,286 shares (subject to adjustment) of the Company’s common stock at an exercise price of $0.07 per share. The warrant dated October 17, 2014 was cancelled. On January 19, 2016, the amended 2014 Note was extended from January 17, 2016 to September 19, 2016. In consideration of the extension, the Company issued to the investor a fully vested three year common stock purchase warrant to purchase 471,429 shares (subject to adjustment) of common stock of the Company at an exercise price of $0.051 per share, the closing price on the date of the agreed extension agreement. The fair value of the warrants was determined to be $16,775 using Black-Scholes option price model and was expensed during the three months ended March 31, 2016. As of March 31, 2016, the outstanding balance under the amended 2014 Note is $500,000 and accrued interest was $8,109.

February 4, 2015 Unsecured Promissory Notes

On February 4, 2015, the Company issued unsecured promissory notes in the aggregate principal amount of $63,000. Outstanding amounts under these notes accrue interest at 18% per year, with all principal and accrued interest being due and payable on February 4, 2016. As additional consideration for the loan, the Company issued 200,000 shares of restricted common stock of the Company to each lender for a total of 400,000 shares. The relative fair value of the common stock was determined to be $21,211 and was recorded as discounts to the promissory notes was amortized to interest expense over the life of the notes. On February 4, 2016, one of the promissory notes was amended to extend the maturity date from February 4, 2016 to February 4, 2017 and reduced the interest rate to 10% per year. The Company also agreed to add the accrued interest on the note at February 4, 2016 of $5,940 to the principle of the note. In consideration of the amendment, the Company agreed to issue 150,000 shares of restricted common stock of the Company to the lender and the Board of Directors approved the issuance on April 22, 2016. One of the lenders is affiliated with the Company and provided $30,000 of the original $63,000 loaned funds. See Note 2. The Company’s obligations under both notes were personally guaranteed by the Company’s director and Chief Executive Officer.

During the six months ended March 31, 2016, amortization expense of $8,976 was recognized, the aggregate outstanding balance under these notes was $68,940, accrued interest was $6,826 and the unamortized discounts on the notes payable was $0.

April 16, 2015 Installment Loan

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

The loan accrued interest at 10% per year, with all principal and accrued interest being due and payable on April 17, 2016. To secure the loan, the Company has granted the lender a security interest in the AuraSource heavy metals separation system located on the El Capitan Property. As additional consideration for the loan, the Company issued 3,000,000 shares of restricted common stock of the Company to the note holder. The note, including a portion of accrued interest of $7,500, was satisfied in its entirety in December 2015 in exchange for 3,772,728 restricted shares of the Company’s common stock. The note and accrued interest retired aggregated $207,500 and the fair value of the stock was $215,423. The Company recorded a loss on the debt conversion of $7,923. At March 31, 2016 unpaid accrued interest remained of $2,466.

Financing of Insurance Premiums

On July 14, 2015, the Company entered into an agreement to finance a portion of its insurance premiums in the amount of $15,116 at an interest rate of 8.76% with equal payments of $1,573, including interest, due monthly beginning July 14, 2015 and continuing through April 14, 2016. In August 2015, an increase in premium of $1,876 occurred due an increase in coverage and the remaining payments increased to $1,815. As of March 31, 2016, the outstanding balance under this note payable was $1,802.

On November 19, 2015, the Company entered into an agreement to finance director and officer insurance premiums in the amount of $26,031 at an interest rate of 7.05% with equal payments of $2,688, including interest, due monthly beginning December 21, 2015 and continuing through September 21, 2016. As of March 31, 2016, the outstanding balance under this note payable was $15,801.

On December 31, 2015, the Company entered into an agreement to finance additional insurance premiums in the amount of $6,742 at an interest rate of 8.752% with equal payments of $2,283, including interest, due monthly beginning February14, 2016 and continuing through April 14, 2016. As of March 31, 2016, the outstanding balance under this note payable was $2,265.

August 31, 2015 Working Capital Loan

On August 31, 2015, the Company entered into an agreement with a third party financing source pursuant to which the lender committed to loan the Company $100,000 for working capital. As an incentive for the financing, the Company issued 2,000,000 shares of restricted common stock. The investor decided not to accept the shares because of income tax implications and they were returned to the Company’s transfer agent and returned to the treasury. The agreement had an annual interest rate of 2% and was due November 15, 2015. The agreement provided for payment of one-half (1/2) of the gross revenues that the Company may receive from its mining activities towards the principal and accrued interest. The note, including accrued interest, was satisfied in its entirety in December 2015 in exchange for 3,500,000 restricted shares of the Company’s common stock. The principal and accrued interest retired aggregated $100,482 and the fair value of the stock was $187,250. The Company recorded a loss on the debt conversion of $86,768.

December 2, 2015 Securities Purchase Agreement

On December 2, 2015, the Company entered into a Securities Purchase Agreement for two $114,400 convertible notes with an accredited investor for an aggregate principal amount of $228,800 with an annual interest rate of 9%. Each note contains an original issue discount (“OID”) of $10,400 and related legal and due diligence costs of $12,000. The net proceeds from each note received by the Company will be $92,000. The maturity date on the first note is December 2, 2017. An amendment to the note on January 12, 2016, allows the Company to prepay in full the unpaid principal and interest on the note, upon notice, any time prior to June 3, 2016. Any prepayment is at 140% face amount outstanding and accrued interest. The redemption must be closed and paid for within three business days of the Company sending the redemption demand. The note may not be prepaid after the June 2, 2016. The note is convertible into shares of the Company’s common stock at any time beginning on May 30, 2016. The conversion price is equal to 55% of the lowest trading price of the Company’s common stock as reported on the QTCQB for the 10 prior trading days (and may include the day of the Notice of Conversion under certain circumstances). The Company agreed to reserve an initial 5,033,000 shares of common stock for conversions under the note. The Company also agreed to adjust the share reserve to ensure that it equals at least four times the total number of shares of common stock issuable upon conversion of the note from time to time. Pursuant to ASC 815, the Company will recognize the fair value of the embedded conversion feature as a derivative liability when the Note becomes convertible on June 3, 2016.

The OID interest of $10,400 and related loan costs of $12,000 was recorded as a discount to the note and is being amortized over the life of the loan as interest expense. For the six months ended March 31, 2016, the discount amortization was $2,452, the loan discount balance was $111,948, the note balance was $114,400 and accrued interest was $3,413.

January 26, 2016 Securities Purchase Agreement

On January 26, 2016 (the “Effective Date”), the Company entered into a Securities Purchase Agreement (the “SPA”) for an $180,000 convertible note with an accredited investor, with an annual interest rate of 7%. The note contains an OID of $18,000 and related legal costs of $6,000. The net proceeds received by the Company were $156,000. The maturity date of the note is January 26, 2017. Interest is due on or before the maturity date. The Company may redeem the note by prepaying the unpaid principal and interest on the note, upon notice, any time prior to 180 days after the Effective Date. If redemption is (i) prior to the 30th day the note is in effect (including the 30th day), the redemption will be 105% of the unpaid principal amount and accrued interest; (ii) if the redemption is on the 31st day up to and including the 60th day the note is in effect, the redemption price will be 115% of the unpaid principle amount of the note along with any accrued interest; (iii) if the redemption is on the 61st day up to and including the 120th day the note is in effect, the redemption price will be 135% of the unpaid principle amount of the note along with any accrued interest; if the redemption is on the 121st day up to and including the 180th day the note is in effect, the redemption price will be 150% of the unpaid principle amount of the note along with any accrued interest. The redemption must be closed and paid for within three business days of the Company sending the redemption demand. The note may not be prepaid and redeemed after the 180th day. The note is convertible into shares of the Company’s common stock at any time beginning on the date which is 181 days following the Effective Date. The conversion price is equal to 55% of the lowest trading price of the Company’s common stock as reported on the QTCQB for the 10 prior trading days and may include the day of the Notice of Conversion under certain circumstances. The Company agreed to reserve an initial 10,800,000 shares of common stock for conversions under the note (the “Share Reserve”). We also agreed to adjust the Share Reserve to ensure that it always equals at least three times the total number of shares of common stock that is actually issuable if the entire note were to be converted. The note has an embedded conversion option which qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, the Company will recognize the fair value of the embedded conversion feature as a derivative liability when the Note becomes convertible on July 25, 2016.

The OID interest of $18,000 and related loan costs of $6,000 was recorded as a discount to the note and is being amortized over the life of the loan as interest expense. For the three months ended March 31, 2016, the discount amortization was $4,079, the loan discount balance was $19,921, the note balance was $180,000 and accrued interest was $2,209.

March 16, 2016 Purchase Agreement and Registration Rights Agreement

On March 16, 2016, the Company entered into the Purchase Agreement with River North, pursuant to which the Company may from time to time, in its discretion, sell shares of its common stock to River North for aggregate gross proceeds of up to $5,000,000. Unless terminated earlier, River North’s purchase commitment will automatically terminate on the earlier of the date on which River North shall have purchased Company shares pursuant to the Purchase Agreement for an aggregate purchase price of $5,000,000 or March 16, 2018. The Company has no obligation to sell any shares under the Purchase Agreement.

As provided in the Purchase Agreement, the Company may require River North to purchase shares of common stock from time to time by delivering a put notice to River North specifying the total purchase price for the shares to be purchased (the “Investment Amount”); provided there must be a minimum of 10 trading days between delivery of each put notice. This arrangement is also sometimes referred to herein as the “Equity Line.” The Company may determine the Investment Amount, provided that such amount may not be more than the average daily trading volume in dollar amount for the Company’s common stock during the 10 trading days preceding the date on which the Company delivers the applicable put notice. Additionally, such amount may not be lower than $5,000 or higher than $150,000 without prior approval of River North. The number of shares issuable in connection with each put notice will be computed by dividing the applicable Investment Amount by the purchase price for such common stock. River North will have no obligation to purchase shares under the Purchase Agreement to the extent that such purchase would cause River North to own more than 9.99% of the Company’s common stock.

For each share of the Company’s common stock purchased under the Purchase Agreement, River North will pay a purchase price equal to 85% of the Market Price, which is defined as the average of the two lowest closing bid prices on the OTCQB Marketplace, as reported by Bloomberg Finance L.P., during the five consecutive Trading Days including and immediately prior to the date on which the applicable put notice is delivered to River North (the “Pricing Period”). If the Company is not deposit/withdrawal at custodian (“DWAC”) eligible, River North will pay a purchase price equal to 80% of the Market Price, and if the Company is under Depository Trust Company (“DTC”) “chill” status, River North will pay a purchase price equal to 75% of the Market Price. On the first trading day after the Pricing Period, River North will purchase the applicable number of shares subject to customary closing conditions, including without limitation a requirement that a registration statement remain effective registering the resale by River North of the shares to be issued pursuant to the Purchase Agreement as contemplated by the Registration Rights Agreement described below.

The Purchase Agreement contains covenants, representations and warranties of the Company and River North that are typical for transactions of this type. In addition, the Company and River North have granted each other customary indemnification rights in connection with the Purchase Agreement. The Purchase Agreement may be terminated by the Company at any time. The Purchase Agreement is not transferable and any benefits attached thereto may not be assigned.

Also on March 16, 2016, in connection with the Purchase Agreement, the Company also entered into a Registration Rights Agreement with River North requiring the Company to prepare and file, within 45 days of the effective date of the Registration Rights Agreement, a registration statement registering the resale by River North of the shares to be issued under the Purchase Agreement for the shares, to use commercially reasonable efforts to cause such registration statement to become effective, and to keep such registration statement effective until (i) three months after the last closing of a sale of shares under the Purchase Agreement, (ii) the date when River North may sell all the shares under Rule 144 without volume limitations, or (iii) the date River North no longer owns any of the shares.

As partial consideration for the above-mentioned agreements, on March 16, 2016, the Company issued to River North a “commitment” convertible promissory note (the “Commitment Note”) in the principal amount of $35,000. The Commitment Note accrues interest at a rate of 10% per annum and matures on March 16, 2017. Upon the registration statement contemplated by the Registration Rights Agreement being declared effective, $10,000 of the principle balance of the Commitment Note and accrued interest thereon was extinguished and deemed to have been repaid. At March 31, 2016 the note balance was $35,000 and accrued interest was $144.

After 180 days following the date of the Commitment Note, or earlier upon the occurrence of an event of default that remains uncured, the Commitment Note may be converted into shares of the Company’s common stock at the election of River North at a conversion price per share equal 60% of the Current Market Price, which is defined as the lowest closing bid price for the common stock as reported by Bloomberg, LP for the 10 trading days ending on the trading day immediately before the conversion. Among other things, a failure by the Company to file the registration statement contemplated by the Registration Rights Agreement with 45 days following the issuance of the Commitment Note will constitute an event of default thereunder.

On March 16, 2016, the Company entered into a Securities Purchase Agreement with River North pursuant to which the Company issued a convertible promissory note (the “Bridge Note”) to River North, in the original principal amount of $90,000, in consideration of the payment by River North of a purchase price equal to $73,800, with $9,000 retained by River North as original issue discount and $7,200 for related legal and due diligence costs. The Company issued the Bridge Note on March 16, 2016. The Bridge Note accrues interest at a rate of 10% per annum and matures on March 16, 2017. For the six months ended March 31, 2016, the discount amortization was $566, the loan discount balance was $15,364, the note balance was $90,000 and accrued interest was $370.

The Bridge Note provides for conversion rights and events of default on substantially the same terms and conditions as the Commitment Note; provided however that an event of default under the Bridge Note will also be triggered if the Company fails to use at least 15% of the proceeds from each sale of shares under the Purchase Agreement to prepay a portion of the Bridge Note.

Pursuant to the Purchase Agreement and Registration Rights Agreement, on April 11, 2016, the Company filed a Registration Statement on Form S-1 (SEC File No. 333-210686) with the SEC registering the resale of up to 25,000,000 shares of the Company’s common stock that may be issued and sold to River North pursuant to the Purchase Agreement. Such Registration Statement was declared effective by the SEC on April 20, 2016, resulting in extinguishment of $10,000 of the principal balance of the Commitment Note and accrued interest thereon.

Likelihood of Accessing the Full Amount of the Equity Line

Notwithstanding that the Equity Line is in an amount of $5,000,000, we anticipate that the actual likelihood that we will be able access the full $5,000,000 is low due to several factors, including that our ability to access the Equity Line is impacted by our average daily trading volume, which may limit the maximum dollar amount of each put we deliver to River North, and our stock price. If the price of our stock remains at $0.039 per share (which represents the average of the high and low reported sales prices of our common stock on April 7, 2016), the sale by the selling stockholder of all 25,000,000 of the shares registered would mean we had sold $828,750 of shares to the selling stockholder. Our use of the Equity Line will continue to be limited and restricted if our share trading volume or market price of our stock continue at their current levels or decrease further in the future from the volume and stock prices reported over the past year.

In addition, we may have to increase the number of our authorized shares in order to issue the shares to River North if we reach our current amount of authorized shares of common stock. Increasing the number of our authorized shares will require board and stockholder approval. Further, our ability to issue shares in excess of the 25,000,000 shares covered by the registration statement, , will be subject to our filing a subsequent registration statement with the SEC and the SEC declaring it effective. Accordingly, because our ability to deliver puts to River North under the Purchase Agreement is subject to a number of conditions, there is no guarantee that we will receive any portion or all of the proceeds of $5,000,000 under the Purchase Agreement with River North.

Factors Affecting Future Financing Activities

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

During the six months ended March 31, 2016, we utilized net cash flow of $316,543. Net cash funds received during the six month period ended March 31, 2016, were net proceeds of $321,800 from three convertible notes and finance contract increases for insurance premiums aggregating $32,773.

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

Time delays in obtaining the necessary approvals from the various governmental agencies, both federal and state, and weather conditions have caused delays in the deployment of our strategic business plan, all of which are not under our control, in achieving our strategic business plan and current plan of operation.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2016, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

Contractual Obligations

As of March 31, 2016, we had no contractual obligations (including long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations and other long-term liabilities reflected on our balance sheet under GAAP) that are expected to have an adverse effect on our liquidity and cash flows in future periods.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any material pending legal proceedings and to our knowledge, no such proceedings by or against the Company have been threatened.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties set forth below, those described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, filed with the U.S. Securities and Exchange Commission on January 11, 2016, and the other information included in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time prior to investing in our common stock.

Resales of shares purchased by River North under the Purchase Agreement may cause the market price of our common stock to decline.

Subject to the terms and conditions of the Purchase Agreement dated March 16, 2016, we have the right to “put,” or sell, up to $5,000,000 worth of shares of our common stock to River North Equity, LLC. Unless terminated earlier, River North’s purchase commitment will automatically terminate on the earlier of the date on which River North shall have purchased shares pursuant to the Purchase Agreement for an aggregate purchase price of $5,000,000 or March 16, 2018.

The common stock to be issued to River North pursuant to the Purchase Agreement will be purchased at 85% of at least a 15% discount (and up to a 20% discount if the Company is not deposit/withdrawal at custodian (“DWAC”) eligible and a 25% discount if the Company is under Depository Trust Company (“DTC”) “chill” status) to the average of the two lowest closing bid prices on the OTCQB, as reported by Bloomberg Finance L.P., during the five trading days following the Company’s delivery of a put notice to River North; provide, however, that additional 5% will be added to the discount if (i) we are not DWAC eligible and (ii) an additional 10% will be added to the discount if we are under Depository Trust Company (“DTC”) “chill” status on date of the applicable put notice. River North will have the financial incentive to sell the shares of our common stock issuable under the Purchase Agreement in advance of or upon receiving such shares and to realize the profit equal to the difference between the discounted price and the current market price of the shares. This may cause the market price of our common stock to decline.

Puts under the Purchase Agreement may cause dilution to existing shareholders.

Under the terms of the Purchase Agreement, River North has committed to purchase up to $5,000,000 worth of shares of our common stock. From time to time during the term of the Purchase Agreement, and at our sole discretion, we may present River North with a put notice requiring River North to purchase shares of our common stock. As a result, our existing stockholders will experience immediate dilution upon the purchase of any of the shares by River North. River North may resell some, if not all, of the shares that we issue to it under the Purchase Agreement and such sales could cause the market price of the common stock to decline significantly. To the extent of any such decline, any subsequent puts would require us to issue and sell a greater number of shares to River North in exchange for each dollar of the put amount. Under these circumstances, the existing stockholders of our company will experience greater dilution. The effect of this dilution may, in turn, cause the price of our common stock to decrease further, both because of the downward pressure on the stock price that would be caused by a large number of sales of our shares into the public market by River North, and because our existing stockholders may disagree with a decision to sell shares to River North at a time when our stock price is low, and may in response decide to sell additional shares, further decreasing our stock price. If we draw down amounts under the Equity Line when our share price is decreasing, we will need to issue more shares to raise the same amount of funding.

There is no guarantee that we will satisfy the conditions to the Purchase Agreement.

Although the Purchase Agreement provides that we can require River North to purchase, at our discretion, up to $5,000,000 worth of shares of our common stock in the aggregate, our ability to put shares to River North and obtain funds when requested is limited by the terms and conditions of the Purchase Agreement, including restrictions on when we may exercise our put rights, restrictions on the amount we may put to River North at any one time, which is determined in part by the trading volume of our common stock, and a limitation on our ability to put shares to River North to the extent that it would cause River North to beneficially own more than 9.99% of the outstanding shares of our common stock.

We may not have access to the full amount available under the Purchase Agreement with River North.

Our ability to draw down funds and sell shares under the Purchase Agreement requires that a registration statement be declared effective and continue to be effective registering the resale of shares issuable under the Purchase Agreement. We filed a registration statement on Form S-1 registering the resale of 25,000,000 shares of our common stock, and that registration statement was declared effective on April 20, 2016. Our ability to sell any additional shares issuable under the Purchase Agreement is subject to our ability to prepare and file one or more additional registration statements registering the resale of such additional shares. These registration statements may be subject to review and comment by the staff of the Securities and Exchange Commission, and will require the consent of our independent registered public accounting firm. Therefore, the timing of effectiveness of these registration statements cannot be assured. The effectiveness of these registration statements is a condition precedent to our ability to sell all of the shares of our common stock to River North under the Purchase Agreement. Even if we are successful in causing one or more registration statements registering the resale of some or all of the shares issuable under the Purchase Agreement to be declared effective by the Securities and Exchange Commission in a timely manner, we may not be able to sell the shares unless certain other conditions are met. For example, we might have to increase the number of our authorized shares in order to issue the shares to River north. Increasing the number of our authorized shares will require board and stockholder approval. Accordingly, because our ability to draw down any amounts under the Purchase Agreement with River North is subject to a number of conditions, there is no guarantee that we will be able to draw down any portion or all of the proceeds of $5,000,000 under the Purchase Agreement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger between the Company, Gold and Minerals Company, Inc. and MergerCo, dated June 28, 2010 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 7, 2010).
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form S-4 Registration Statement #333-170281 filed on November 2, 2010).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2014).
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 31, 2011).
3.4	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 1, 2014).
3.5	Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form S-4 Registration Statement #333-170281 filed on November 2, 2010).
4.1	Rights Agreement dated August 25, 2011 between the Company and OTR, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on August 31, 2011).
10.1	Amendment No. 2 to El Capitan Precious Metals, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 26, 2016)
10.2	Amendment No. 1 to Convertible Promissory Note dated January 12, 2016 between the Company and Union Capital, LLC (incorporated by referenced to Exhibit 10.3b to the Company’s Quarterly Report on Form 10-Q filed on February 16, 2016).
10.3	Agreement dated January 5, 2016 between the Company and Logistica U.S. Terminals, LLC (incorporated by referenced to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on February 16, 2016).
10.4	Securities Purchase Agreement dated January 26, 2016 between the Company and Bay Private Equity Inc., including the $180,000 Convertible Redeemable Note as Exhibit A (incorporated by referenced to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on February 16, 2016).
10.5a	Equity Purchase Agreement dated March 16, 2016 by and between the Company and River North Equity, LLC (incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2016).
10.5b	Registration Rights Agreement dated March 16, 2016 by and between the Company and River North Equity, LLC (incorporated by referenced to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 21, 2016).
10.5c	Commitment Convertible Promissory Note dated March 16, 2016, issued in favor of River North Equity, LLC (incorporated by referenced to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 21, 2016).
10.5d	Securities Purchase Agreement dated March 16, 2016 by and between the Company and River North Equity, LLC (incorporated by referenced to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 21, 2016).
10.5e	Bridge Convertible Promissory Note dated March 16, 2016, issued in favor of River North Equity, LLC (incorporated by referenced to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 21, 2016).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document**
101.SCH *	XBRL Extension Schema Document**
101.CAL *	XBRL Extension Calculation Linkbase Document**
101.DEF *	XBRL Extension Definition Linkbase Document**
101.LAB *	XBRL Extension Labels Linkbase Document**
101.PRE *	XBRL Extension Presentation Linkbase Document**

__________________

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EL CAPITAN PRECIOUS METALS, INC.

Dated: May 16, 2016	By:	/s/ Charles C. Mottley
Charles C. Mottley Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: May 16, 2016	By:	/s/ Stephen J. Antol
Stephen J. Antol Chief Financial Officer (Principal Financial Officer)

