Form 10-Q
period 2016-06-30
EL CAPITAN PRECIOUS METALS INC
filed 2016-08-15
CIK 1135202

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 359,170,124 shares of common stock par value $0.001, of the issuer were issued and outstanding as of August 15, 2016.

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

 EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash	$62,425	$71,393
Prepaid expense and other current assets	63,000	61,654
Inventory	957,503	52,279
Total Current Assets	1,082,928	185,326

Property and equipment, net of accumulated depreciation of $112,902 and $63,470, respectively	541,020	588,067
Exploration property	1,864,608	1,864,608
Restricted cash	74,503	74,499
Deposits	22,440	22,440
Total Assets	$3,585,499	$2,734,940

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$306,494	$251,834
Notes payable, net of unamortized discounts of $2,990 and $77,157, respectively	943,920	1,168,187
Convertible notes payable, net of unamortized discounts of $25,987 and $0, respectively	269,013	—
Note payable, related party net of unamortized discounts of $0 and $4,438, respectively	30,000	25,562
Derivative instrument liability	231,856	—
Accrued compensation - related parties	410,000	228,975
Accrued liabilities	429,577	592,764
Total Current Liabilities	2,620,860	2,267,322

LONG-TERM DEBT:
Convertible note payable, net of unamortized discounts of $60,049 and $0, respectively	4,351	—
Total Liabilities	2,625,211	2,267,322

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 51 and 51 shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 324,969,996 and 285,398,000 shares issued and outstanding, respectively	324,970	285,398
Additional paid-in capital	209,426,887	207,701,091
Accumulated deficit	(208,791,569)	(207,518,871)
Total Stockholders’ Equity	960,288	467,618
Total Liabilities and Stockholders’ Equity	$3,585,499	$2,734,940

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015

REVENUES	$—	$—	$2,950	$—

COSTS ASSOCIATED WITH REVENUES	—	—	3,300	—
Gross Loss	—	—	(350)	—

OPERATING EXPENSES:
Mine and exploration costs	214,207	102,693	398,412	294,506
Professional fees	54,730	56,090	157,491	161,720
Administrative consulting fees	65,000	65,000	195,000	195,000
Legal and accounting fees	28,741	18,239	173,101	87,975
Other general and administrative	30,101	146,757	117,004	765,327
Total Operating Expenses	392,779	388,779	1,041,008	1,504,528

LOSS FROM OPERATIONS	(392,779)	(388,779)	(1,041,358)	(1,504,528)

OTHER INCOME (EXPENSE):
Interest income	4	2	10	19
(Loss) gain on derivative instruments	(82,256)	—	72,467	—
Gain (loss) on debt extinguishment	20,648	—	(80,396)	—
Interest expense – related party	(1,347)	(3,551)	(8,492)	(5,537)
Interest expense	(87,356)	(104,053)	(214,929)	(264,593)
Total Other Income (Expense)	(150,307)	(107,602)	(231,340)	(270,111)

NET LOSS	$(543,086)	$(496,381)	$(1,272,698)	$(1,774,639)

Basic and Diluted Per Share Data:
Net Loss Per Share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding:
Basic and diluted	318,584,126	281,751,392	307,973,106	279,514,937

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,272,698)	$(1,774,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrant and option expense	22,367	525,703
Stock-based compensation	305,703	67,550
Amortization of debt discounts	152,027	204,312
Amortization of deferred financing costs	—	16,046
Depreciation	49,432	44,004
Loss on debt extinguishment	80,396	—
Gain on derivative instruments	(72,467)	—
Net change in operating assets and liabilities:
Prepaid expenses and other current assets	45,190	(9,100)
Inventory	(240,962)	(33,254)
Accounts payable	68,110	342,317
Accrued compensation – related parties	332,186	—
Accrued liabilities	120,749	10,300
Interest payable	39,967	26,608
Net Cash Used in Operating Activities	(370,000)	(580,153)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(2,385)	(80,954)
Restricted cash	(4)	(59,497)
Net Cash Used in Investing Activities	(2,389)	(140,451)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	45,995	50,000
Proceeds from convertible notes payable, net of original issue discounts	321,800	—
Proceeds from notes payable	—	408,000
Proceeds from notes payable – related party	—	30,000
Increase in finance contracts	32,773	38,084
Payments on finance contracts	(37,147)	(15,896)
Net Cash Provided by Financing Activities	363,421	510,188

NET DECREASE IN CASH	(8,968)	(210,416)

CASH, BEGINNING OF PERIOD	71,393	218,513

CASH, END OF PERIOD	$62,425	$8,097

(Continued)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Nine Months Ended June 30,
	2016	2015

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$31,503	$23,044
Cash paid for income taxes	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Warrants issued with debt	$—	$73,053
Warrants issued for deferred financing costs	—	17,111
Common stock issued with debt	4,858	119,559
Common stock issued on settlement of note payables and accrued interest	307,982	—
Common stock issued for third party payables	290,106	—
Common stock issued on conversion of note payable and accrued interest	52,256	—
Common stock issued for inventory	664,262	—
Common stock issued for related party payables	151,161	—
Common stock issued for prepayment of services	46,535	—
Debt discount from derivative liabilities	92,000	—
Warrant derivative allocation	212,323	—
Reclassification of accrued interest to principal outstanding	5,940	—
Convertible debt issued for deferred stock issuance costs	25,000	—

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

Basis of Presentation and Going Concern

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company currently has a minimum source of revenue to cover its costs.  The Company has incurred a loss of $1,272,698 for the nine months ended June 30, 2016 and has a working capital deficit of $1,537,932 as of June 30, 2016. The negative working capital position includes a noncash derivative instrument liability of $231,856. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

To continue as a going concern, the Company is dependent on achievement of cash flow and future profits from entering the production stage of operations. The Company does not have adequate liquidity to fund its current operations, meet its obligations and continue as a going concern. The Company has secured working capital loans as set forth below to assist in financing its activities in the near term.

Loan Date	Net Proceeds

December 2015	$92,000
January 2016	156,000
March 2016	73,800

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

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Restricted Cash

Restricted cash consists of two certificates of deposits in favor of the New Mexico Minerals and Mining Division for a total of $74,503. The amount was increased $59,495 during the fiscal year ended September 30, 2015 with the issuance of the Company’s expanded mining permit and is posted as a financial assurance for required reclamation work to be completed on mined acreage.

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

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company had derivative financial instruments with a fair value of $231,856 at June 30, 2016.

Stock-Based Compensation

The Company recognized stock-based compensation aggregating $328,070 and $593,253 for common stock options and common stock issued to administrative personnel and consultants during the nine months ended June 30, 2016 and 2015, respectively.

Revenue Recognition

When revenue is generated from operations, it will be recognized in accordance with FASB ASC 605. In general, the Company will recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. Revenue generated and costs incurred under an arrangement will be reported on a net basis in accordance with FASB ASC 605-45. There was nominal revenue generated for the nine months ended June 30, 2016 from test loads of iron ore to the construction contractor.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

Consulting Agreements

Effective May 1, 2009, the Company has informal arrangements with two individuals, both of whom are officers and one is also a director of the Company, pursuant to which such individuals serve as support staff for the functioning of the home office and all related corporate activities and projects. The aggregate monthly payments under the informal arrangements are $21,667. There are no written agreements with these individuals. Total administrative consulting fees expensed under these informal arrangements for the nine months ended June 30, 2016 and 2015 was $195,000, respectively. Accrued and unpaid compensation under these arrangements of $93,975 was recorded in accrued compensation – related parties at September 30, 2015. As of June 30, 2016, total accrued and unpaid compensation under these arrangements is $140,000 recorded in accrued compensation – related parties.

During the nine months ended June 30, 2016, the Company issued 1,663,186 common shares to the President of the Company as payment of accrued compensation of $108,975. The fair value of the stock was $102,849 and the Company recorded an additional paid in capital of $6,126. During the nine months ended June 30, 2016, the Company issued 831,591 common shares to the Chief Financial Officer of the Company as payment of accrued compensation of $42,186. The fair value of the stock was $32,765 and the Company recorded an additional paid in capital of $9,421.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In January 2012, the Company retained the consulting services of Management Resource Initiatives, Inc. (“MRI”), a company controlled by the Chief Financial Officer at that time and a Director of the Company. The monthly consulting fee for such services is $15,000. Total consulting fees expensed to MRI for the nine months ended June 30, 2016 and 2015 was $135,000, respectively. At June 30, 2016 and September 30, 2015, MRI had accrued and unpaid compensation of $270,000 and $135,000, respectively, recorded in accrued compensation – related parties.

On February 4, 2015, the Company signed a $30,000 promissory note payable to MRI, at 18% interest per annum, due and payable on February 4, 2016. As an inducement for the loan represented by the note, the Company issued 200,000 shares of restricted common stock of the Company to MRI. The Company is in the process of amending the note to extend the maturity date from February 4, 2016 to February 4, 2017. See Note 6.

NOTE 3 – INVENTORY

The following table provides the components of inventory as of June 30, 2016 and September 30, 2015:

	June 30,	September 30,
	2016	2015

Ore stockpiles	$957,503	$52,279

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of June 30, 2016 and September 30, 2015:

	June 30,	September 30,
	2016	2015

Compensation and consulting	$21,000	$62,000
Mining costs	100,000	203,626
Accounting and legal	234,650	277,000
Interest	73,927	50,138
	$429,577	$592,764

During the nine months ended June 30, 2016, the Company issued 2,147,273 common shares as payment of accrued legal fees of $118,100. The fair value of the stock was $113,805 and the Company recorded a gain on the debt conversion of $4,295. The Company issued shares as payment of accrued mining costs of $103,626 and issued 1,844,547 shares as payment for accrued compensation of $99,450 to third parties at a fair value of $72,675 and the Company recorded a gain on the debt conversions of $26,775.

Note 5 - Derivative Instrument Liabilities

The fair market value of the derivative instruments liabilities at June 30, 2016, was determined to be $231,856. On December 2, 2015, the warrants issued under a note to a third party, became tainted with the issuance of a convertible note to an accredited investor and were required to be fair valued and recognized as derivative liabilities. On January 12, 2016, an amendment to the convertible note was made and under GAAP the derivative liability had to be revalued on this date and eliminated. The Black-Scholes Option Pricing Model was utilized with the following assumptions: (1) risk free interest rate of 0.857% to 1.081%, (2) remaining contractual life of 1.76 to 2.6 years, (3) expected stock price volatility of 105.107% to 122.402%, and (4) expected dividend yield of $0.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On June 9, 2016, the warrants issued under a note to third parties, became tainted on the effective conversion date of a convertible note to an accredited investor and were required to be fair valued and recognized as derivative liabilities. The Black-Scholes Option Pricing Model was utilized with the following assumptions: (1) risk free interest rate of 0.654% to 0.856%, (2) remaining contractual life of 1.36 to 2.61 years, (3) expected stock price volatility of 117.603% to 133.706%, and (4) expected dividend yield of $0. The Company has recorded a gain on derivative instruments for the nine months ended June 30, 2016, of $72,467.

	Derivative	Derivative
	Liability as of	Liability as of
	September 30, 2015	June 30, 2016

Warrants	$—	$134,140
Convertible notes	—	97,716

Total	$—	$231,856

Change in Fair
Value for Nine
Months Ended
June 30, 2016

Fair value as of September 30, 2015	$—
Change in fair value	340,811
Additions recognized as derivative loss at inception	(268,344)
Net gain on derivative instruments	72,467
Amount reclassified from equity at inception	(355,126)
Amount reclassified to equity upon resolution	142,803
Note discount recognized at inception	(92,000)
Fair value as of June 30, 2016	$231,856

Warrants

During December, 2015, a total of 4,861,344 warrants were tainted due to the convertible note issued in December 2015 and were reclassified from equity to derivative liabilities with a fair value of $205,526. On January 12, 2016, an amendment to the convertible note was made and under GAAP, the derivative liability had to be revalued on this date and eliminated. The fair value of the warrants on January 12, 2016 of $142,803 was reclassified to equity.

On June 9, 2016, the convertible note issued in December 2015 became convertible and a total of 5,332,773 warrants were tainted due to the convertible note and were reclassified from equity to derivative liabilities with a fair value of $149,600.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – NOTES PAYABLE

Agreements with Logistica U.S. Terminals, LLC

Under an agreement with Logistica U.S. Terminals, LLC (“Logistica”) dated February 28, 2014, Logistica agreed to remit a $400,000 payment on the Company’s behalf that represented the remaining balance of the Company’s purchase price for a heavy ore trailing separation line to be used for processing of mineralized material at the El Capitan Property mine site. The Company previously remitted $100,000 toward the purchase of such equipment. In consideration for Logistica remitting such payment, the Company agreed to deliver a $400,000 promissory note to Logistica and issued 2,500,000 shares of common stock to a designee of Logistica under the Company’s 2005 Stock Incentive Plan. The promissory note accrues interest at 4.5%, with principal and accrued interest payments to be made out of the Company’s proceeds from sale of iron extracted from mineralized material as part of the Company’s exploration activities. The relative fair value of the common stock was determined to be $222,222 and was recorded as a discount to the promissory note that was amortized to interest expense over the expected life of the note through August 31, 2015. During the fiscal year ended September 30, 2015, amortization expense of $158,559 was recognized. The outstanding balance under this note payable was $400,000 and the unamortized discount on the note payable was $0 as of June 30, 2016. Accrued interest on the note at June 30, 2016 was $42,066.

On January 5, 2016, the Company entered into a new agreement with Logistica. Under the agreement the Company will provide to Logistica concentrated ore to their specifications at the mine site. Logistica will transport, process, and refine the precious metals concentrates to sell to precious metals buyers. This agreement is in addition to and complements the previously announced agreement for the sale of iron ore for use in construction. The terms of the new agreement provide for the recovery of hard costs related to the concentrates by both parties prior to the distribution of profits. The agreement also provides for the future issuance of 10,000,000 shares of the Company’s restricted common stock and the elimination of a $100,000 accrued liability to Logistica for prior services rendered. The issuance date of shares is anticipated to occur in August 2016. The new agreement supersedes the previous agreements with Logistica.

October 17, 2014 Note and Warrant Purchase Agreement

On October 17, 2014, the Company entered into a private Note and Warrant Purchase Agreement with an accredited investor pursuant to which the Company borrowed $500,000 against delivery of a promissory note (the “2014 Note”) in such amount and issued warrants to purchase 882,352 shares of our common stock pursuant to the Note and Warrant Purchase Agreement. The promissory note carries an interest rate of 8% per annum, was initially due on July 17, 2015 and is secured by a first priority security interest in all right, title and interest of the Company in and to the net proceeds received by the Company from its sale of tailings separated from iron recovered by the Company at the El Capitan Property. On August 24, 2015, the 2014 Note was mutually extended from July 17, 2015 to January 17, 2016. In consideration of the extension, the Company amended the common stock purchase warrant to purchase 4,714,286 shares (subject to adjustment) of the Company’s common stock at an exercise price of $0.07 per share. The warrant dated October 17, 2014 was cancelled. On January 19, 2016, the amended 2014 Note was extended from January 17, 2016 to September 19, 2016. In consideration of the extension, the Company issued to the investor a fully vested three year common stock purchase warrant to purchase 471,429 shares (subject to adjustment) of common stock of the Company at an exercise price of $0.051 per share, the closing price on the date of the agreed extension agreement. The fair value of the warrants was determined to be $16,775 using Black-Scholes option price model and was expensed during the three months ended March, 2016. As of June 30, 2016, the outstanding balance under the amended 2014 Note is $500,000 and accrued interest was $8,109.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

February 4, 2015 Unsecured Promissory Notes

On February 4, 2015, the Company issued unsecured promissory notes in the aggregate principal amount of $63,000. Outstanding amounts under these notes accrue interest at 18% per year at inception, with all principal and accrued interest being due and payable on February 4, 2016. As additional consideration for the loan, the Company issued 200,000 shares of restricted common stock of the Company to each lender for a total of 400,000 shares. The relative fair value of the common stock was determined to be $21,211 and was recorded as discounts to the promissory notes was amortized to interest expense over the life of the notes. On February 4, 2016, one of the promissory notes was amended to extend the maturity date from February 4, 2016 to February 4, 2017 and reduced the interest rate to 10% per year. The Company also agreed to add the accrued interest on the note at February 4, 2016 of $5,940 to the principle of the note. In consideration of the amendment, the Company agreed to issue 150,000 shares of restricted common stock of the Company to the lender and the Board of Directors approved the issuance on April 22, 2016 and recorded the fair value of issued shares, using the Black-Scholes Option Pricing Model, in the amount of $4,858 as a discount to the note as it was a debt modification. One of the lenders is affiliated with the Company and provided $30,000 of the original $63,000 loaned funds. See Note 2. The Company’s obligations under both notes were personally guaranteed by the Company’s director and Chief Executive Officer.

During the nine months ended June 30, 2016, amortization expense of $10,844 was recognized, the aggregate outstanding balance under these notes was $68,940, accrued interest was $9,360 and the unamortized discounts on the notes payable was $2,990.

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

The loan accrued interest at 10% per year, with all principal and accrued interest being due and payable on April 17, 2016. To secure the loan, the Company granted the lender a security interest in the AuraSource heavy metals separation system located on the El Capitan Property. As additional consideration for the loan, the Company issued 3,000,000 shares of restricted common stock of the Company to the note holder. The note, including a portion of accrued interest of $7,500, was satisfied in its entirety in December 2015 in exchange for 3,772,728 restricted shares of the Company’s common stock. The note and accrued interest retired aggregated $207,500 and the fair value of the stock was $215,423. The Company recorded a loss on the debt conversion of $7,923. At June 30, 2016, unpaid accrued interest remained of $2,466.

Financing of Insurance Premiums

On July 14, 2015, the Company entered into an agreement to finance a portion of its insurance premiums in the amount of $15,116 at an interest rate of 8.76% with equal payments of $1,573, including interest, due monthly beginning July 14, 2015 and continuing through April 14, 2016. In August 2015, an increase in premium of $1,876 occurred due an increase in coverage and the remaining payments increased to $1,815. As of June 30, 2016, the outstanding balance under this note payable was $0.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On November 19, 2015, the Company entered into an agreement to finance director and officer insurance premiums in the amount of $26,031 at an interest rate of 7.05% with equal payments of $2,688, including interest, due monthly beginning December 21, 2015 and continuing through September 21, 2016. As of June 30, 2016, the outstanding balance under this note payable was $7,970.

On December 31, 2015, the Company entered into an agreement to finance additional insurance premiums in the amount of $6,742 at an interest rate of 8.752% with equal payments of $2,283, including interest, due monthly beginning February14, 2016 and continuing through April 14, 2016. As of June 30, 2016, the outstanding balance under this note payable was $0.

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

December 2, 2015 Securities Purchase Agreement

On December 2, 2015, the Company entered into a Securities Purchase Agreement for two $114,400 convertible notes with an accredited investor for an aggregate principal amount of $228,800 with an annual interest rate of 9%. Each note contains an original issue discount (“OID”) of $10,400 and related legal and due diligence costs of $12,000. The net proceeds from the first note received by the Company was $92,000. The second note was cancelled. The maturity date on the first note is December 2, 2017. An amendment to the note on January 12, 2016, allows the Company to prepay in full the unpaid principal and interest on the note, upon notice, any time prior to June 8, 2016. Any prepayment is at 140% face amount outstanding and accrued interest. The redemption must be closed and paid for within three business days of the Company sending the redemption demand. The note may not be prepaid after the June 8, 2016. The note became convertible into shares of the Company’s common stock at any time beginning on June 9, 2016. The conversion price is equal to 55% of the lowest trading price of the Company’s common stock as reported on the QTCQB for the 10 prior trading days (and may include the day of the Notice of Conversion under certain circumstances). The Company agreed to reserve an initial 5,033,000 shares of common stock for conversions under the note. The Company also agreed to adjust the share reserve to ensure that it equals at least four times the total number of shares of common stock issuable upon conversion of the note from time to time. The Company currently has shares on reserve for the convertible note. The Company recognized the fair value of the embedded conversion feature as a derivative liability on June 9, 2016 of $136,276 when the note became convertible.

The note contained an embedded conversion option and was separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. The initial carrying value of the of the embedded conversion option exceeded the net proceeds received and created a derivative loss of $132,068 in the period ending December 31, 2015. The Company recorded a loan discount of $114,400 and the discount included OID interest of $10,400 and related loan costs of $12,000. For the nine months ended June 30, 2016, the discount amortization was $54,351. On June 9, 2016, the Company issued 2,878,127 shares of common stock to the investor in satisfaction of $50,000 principal and $2,256 in accrued interest on the convertible note payable. As of June 30, 2016, the balance outstanding on the Note was $64,400, accrued interest was $3,453 and the loan discount was $60,049.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The OID interest of $18,000 and related loan costs of $6,000 was recorded as a discount to the note and is being amortized over the life of the loan as interest expense. For the nine months ended June 30, 2016, the discount amortization was $9,876, the loan discount balance was $14,124, the note balance was $180,000 and accrued interest was $5,351.

March 16, 2016 River North Convertible Notes

On March 16, 2016, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) with River North Equity, LLC (“River North”), pursuant to which the Company may from time to time, in its discretion, sell shares of its common stock to River North for aggregate gross proceeds of up to $5,000,000. Unless terminated earlier, River North’s purchase commitment will automatically terminate on the earlier of the date on which River North shall have purchased Company shares pursuant to the Purchase Agreement for an aggregate purchase price of $5,000,000 or March 16, 2018. The Company has no obligation to sell any shares under the Purchase Agreement. See Note 10, March 16, 2016 Equity Purchase Agreement and Registration Rights Agreement.

As partial consideration for the Purchase Agreement, on March 16, 2016, the Company issued to River North a “commitment” convertible promissory note (the “Commitment Note”) in the principal amount of $35,000. The Commitment Note accrues interest at a rate of 10% per annum and matures on March 16, 2017. Upon the registration statement contemplated by the Registration Rights Agreement being declared effective, $10,000 of the principle balance of the Commitment Note and accrued interest thereon was extinguished and deemed to have been repaid. At June 30, 2016 the note balance was $25,000 and accrued interest was $726.

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

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On March 16, 2016, the Company entered into a Securities Purchase Agreement with River North pursuant to which the Company issued a convertible promissory note (the “Bridge Note”) to River North, in the original principal amount of $90,000, in consideration of the payment by River North of a purchase price equal to $73,800, with $9,000 retained by River North as original issue discount and $7,200 for related legal and due diligence costs. The Company issued the Bridge Note on March 16, 2016. The Bridge Note accrues interest at a rate of 10% per annum and matures on March 16, 2017. For the nine months ended June 30, 2016, the discount amortization was $4,337, and at June 30, 2016 the loan discount balance was $11,863, the note balance was $90,000 and accrued interest was $2,614.

The Bridge Note provides for conversion rights and events of default on substantially the same terms and conditions as the Commitment Note; provided however that an event of default under the Bridge Note will also be triggered if the Company fails to use at least 15% of the proceeds from each sale of shares under the Purchase Agreement to prepay a portion of the Bridge Note after the conversion date is reached.

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

Components of Notes Payable

The components of the notes payable, including the note payable to a related party, at June 30, 2016 are as follows:

	Principal	Unamortized
	Amount	Discount	Net
CURRENT NOTES PAYABLE:
Notes payable	$946,910	$(2,990)	$943,920
Convertible notes payable	295,000	(25,987)	269,013
Notes payable – related party	30,000	—	30,000
	$1,271,910	$(28,977)	$1,242,933

LONG-TERM CONVERTIBLE NOTE PAYABLE:
Convertible note payable	$64,400	$(60,049)	$4,351

The components of the notes payable, including the note payable to a related party, at September 30, 2015 are as follows:

	Principal	Unamortized
	Amount	Discount	Net
CURRENT NOTES PAYABLE:
Notes payable	$1,245,344	$(77,157)	$1,168,187
Notes payable – related party	30,000	(4,438)	25,562
	$1,275,344	$(81,595)	$1,193,749

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table sets forth by level with the fair value hierarchy the Company’s assets and liabilities measured at fair value as of:

June 30, 2016	Level 1	Level 2	Level 3	Total

Assets
None	$—	$—	$—	$—
Liabilities
Derivative liabilities	$—	$—	$231,856	$231,856

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Related Party

Since January 2012, Management Resource Initiatives, Inc. (“MRI”) has been managing and overseeing the process of marketing and selling the El Capitan Property and performing other services aimed at furthering the Company's strategic goals pursuant to an unwritten consulting arrangement. Under this arrangement, the Company pays MRI a monthly consulting fee of $15,000. The Company made aggregate payments of $45,000 during fiscal year 2015. Accrued and unpaid fees of $135,000 are recorded in accrued compensation - related parties at September 30, 2015. MRI had accrued and unpaid compensation of $270,000 recorded in accrued compensation – related parties at June 30, 2016. MRI is a corporation that is wholly-owned by John F. Stapleton, a Director of the Company and the prior Chief Financial Officer.

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

Agreements with Logistica U.S. Terminals, LLC

In anticipation of, and in conjunction with, the Glencore Purchase Contract, the Company entered into a Master Services Agreement (the “Master Agreement”) and corresponding Iron Ore Processing Agreement (the “Processing Agreement”) with Logistica U.S. Terminals, LLC (“Logistica”), each effective as of February 28, 2014. Pursuant to these agreements, Logistica agreed to, among other things, provide the logistics required for the Company to fulfill its obligations under the Glencore Purchase Contract, to assist the Company in financing the costs of processing and delivering iron under the Glencore Purchase Contract, and to provide and/or manage the processing that iron. Because of current market iron ore prices, the contract was not implemented.

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

In consideration for Logistica’s funding and logistic services, the Company will pay Logistica a percentage of the Company’s profits from the sale of iron under the Glencore Purchase Contract. If any sale of iron under the Glencore Purchase Contract results in a loss instead of a profit, as a result of a decrease in index pricing of iron or otherwise, then the Company is required to make up the shortfall out of profits from any precious metals processing and refining business, to the extent of available profits there from, or otherwise. If iron index prices drop below the price in place at inception of the Glencore Purchase Contract by more than 5%, then the Company will be required to provide Logistica with a greater percentage of profits commensurate with and equivalent to Logistica’s loss of profit share due to the reduction in iron index prices. At inception of the Glencore Purchase Contract, the Platts 62% FE CFR China iron index price was $121.24 and at June 30, 2016 was approximately $51.00. In the event of a future sale of the El Capitan Property, the Company must either ensure that its agreements with Logistica are assumed by the purchaser or pay Logistica a termination fee.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Because of the drop in the market iron ore prices under the contract price, the contract has not been implemented during the current fiscal year and has not been terminated as of June 30, 2016.

On January 5, 2016, the Company entered into a new agreement with Logistica U.S. Terminals, LLC (“Logistica”). Under the agreement the Company will provide to Logistica concentrated ore to their specifications at the mine site. Logistica will transport, process, and refine the precious metals concentrates to sell to precious metals buyers. This agreement is in addition to and complements the previously announced agreement for the sale of iron ore for use in construction. The terms of the new agreement provide for the recovery of hard costs related to the concentrates by both parties prior to the distribution of profits. The agreement also provides for the future issuance of 10,000,000 shares of the Company’s restricted common stock and the elimination of a $100,000 accrued liability to Logistica for prior services rendered. The issuance date of shares is anticipated to occur in August 2016. The new agreement supersedes the previous agreements with Logistica.

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

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – STOCKHOLDERS’ EQUITY

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

As of June 30, 2016, we have sold 1,166,844 shares of common stock to River North under the 2016 Agreement for aggregate proceeds of $45,995, and have the right, subject to certain conditions, to sell to River North $4,954,005 of newly-issued shares of the Company common stock pursuant to the 2016 Agreement, subject to the satisfaction of applicable closing conditions.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As consideration for the Purchase Agreement, on March 16, 2016, the Company issued to River North a “commitment” convertible promissory note (the “Commitment Note”) and also on this date the Company entered into a Securities Purchase Agreement with River North pursuant to which the Company issued a convertible promissory note (the “Bridge Note”) to River North. See Note 6, March 16, 2016 River North Convertible Notes.

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

Preferred Stock Issuances

During the nine months ended June 30, 2016, the Company did not issue any shares of preferred stock.

Common Stock Issuances

During the nine months ended June 30, 2016, the Company:

(i)	Issued 21,616,700 shares of S-8 common stock to our contract miners at a market value of $1,120,026, including payment of $103,626 for accrued mining cost, payment of $305,703 for services, payment of $664,262 for inventory, and a prepayment of $46,535 for services;

(ii)	Issued an aggregate total of 2,494,777 shares of restricted common stock and S-8 common stock for accrued compensation payable to two officers valued at $135,614 on the date of issuances, which resulted in a credit of $15,547 to additional paid-in capital;

(iii)	Issued 3,991,820 shares of S-8 common stock for expense payable at a market value of $186,480 on the date of issuance resulting in a gain on the extinguishment of debt of $31,070;

(iv)	Issued 7,272,728 shares of restricted common stock to two investors for the retirement of notes payable at a market value of $402,673 on the date of issuance resulting in a loss on the extinguishment of debt of $94,691;

(v)	Issued to two lenders in connection with a loan extension, 75,000 shares each of restricted common stock with an aggregate market value of $4,858 on the date of issuance;

(vi)	Issued 1,166,844 shares of common stock under the 2016 Agreement with River North and received cash proceeds of $45,995; and

(vii)	Issued 2,879,127 shares of restricted common stock for partial conversion of a note principal and accrued interest aggregating $52,256.

Options

Aggregate options expense recognized was $22,367 for the nine months ended June 30, 2016.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the nine months ended June 30, 2016, the Company:

(i)	Granted to two new directors of the Company, pursuant to the 2015 Plan, each a 10-year stock option to purchase 250,000 shares of the Company’s common stock, all of which vested immediately, at an exercise price of $0.05 per share for 250,000 options and the other 250,000 options at $0.062 per share. The fair value of the options was determined to be $22,367 using the Black-Scholes Option Pricing Model and was expensed as warrant and option costs during the nine months ended June 30, 2016.

Warrants

During the nine months ended June 30, 2016, the following transactions occurred with respect to warrants of the Company:

(i)	In connection with the extension of the due date on the October 17, 2014 promissory note from January 17, 2016 to September 19, 2016, the Company issued 471,429 fully vested three year warrants to purchase 471,429 shares of common stock of the Company at an exercise price of $0.051 per share. The fair value of the warrants was determined to be $16,775 using the Black-Scholes Option Pricing Model and was expensed as a loss on extinguishment of debt during the nine months ended June 30, 2016.

The Company utilizes the Black-Scholes Option Pricing Model to estimate the fair value of its warrant and option awards. The following table summarizes the significant assumptions used in the model during the nine months ended June 30, 2016:

Exercise prices	$0.01815 - $0.17
Expected volatilities	105.107% - 139.770%
Risk free interest rates	0.505% - 1.68%
Expected terms	1.3 – 5.0 years
Expected dividends	—

Stock option activity, both within and outside the 2015 Plan, and warrant activity for the nine months ended June 30, 2016, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price

Outstanding at September 30, 2015	10,387,500	$0.28	4,861,344	$0.073
Granted	500,000	0.056	471,429	0.051
Canceled	—	—	—	—
Expired	—	—	—	—
Exercised	—	—	—	—
Outstanding at June 30, 2016	10,887,500	$0.27	5,332,773	$0.071
Exercisable at June 30, 2016	10,887,500	$0.27	5,332,773	$0.071

The range of exercise prices and remaining weighted average life of the options outstanding at June 30, 2016 were $0.05 to $1.02 and 5.0 years, respectively. The aggregate intrinsic value of the outstanding options at June 30, 2016 was $0.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The range of exercise prices and remaining weighted average life of the warrants outstanding at June 30, 2016 were $0.051 to $0.17 and 2.15 years, respectively. The aggregate intrinsic value of the outstanding warrants at June 30, 2016 was $0.

The Company adopted its 2015 Incentive Equity Plan (the “2015 Plan”) pursuant to which the Company reserved and registered 28,000,000 shares for stock and option grants. As of June 30, 2016, there were 1,196,703 shares available for grant under the 2015 Plan, excluding the 10,887,500 options outstanding.

NOTE 11 – SUBSEQUENT EVENTS

Election of Director

Effective July 7, 2016, the Board elected Daniel G. Martinez to serve as a director of the Company. Upon his election to the Board, the Company granted Mr. Martinez a ten year option to purchase up to 250,000 shares of the Company’s common stock with an exercise price equal to $0.042 per share, the closing price of the Company’s common stock on the grant date. The option was vested in its entirety upon grant.

Amendment to Restated Bylaws of the Company

On July 15, 2016, the Board of Directors of the Company approved the adoption of Amendment No. 1 (the “Amendment”) to the Restated Bylaws of the Company. The Amendment was summarized in the Company’s Current Report on Form 8-K filed July 21, 2016.  The full text of the Amendment was filed as Exhibit 3.1 to such report. The Restated Bylaws are filed herewith as Exhibit 3.5.

Amendment to 2015 Equity Incentive Plan

Effective August 4, 2016, the Board of Directors of the Company adopted Amendment No. 3 to the Company’s 2015 Equity Incentive Plan (the “2015 Plan”) pursuant to which the number of shares of the common stock issuable under the 2015 Plan was increased from 28,000,000 to 50,000,000. A copy of Amendment No. 3 to the 2015 Plan is attached as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on August 5, 2016 and is incorporated by reference herein. On August 8, 2016, the Company filed Form S-8 Registration Statement No. 333- 212972 with the SEC registering the additional 22,000,000 shares of common stock authorized for issuance pursuant to the 2015 Plan.

River North 2016 Agreement

Subsequent to the quarter ended June 30, 2016 and prior to the filing of this report, the Company issued 4,821,139 shares of common stock under the 2016 Agreement with River North and received cash proceeds of $190,128.

December 2, 2015 Securities Purchase Agreement

Subsequent to quarter ended June 30, 2016 and prior to the filing of this report, the investor converted the remaining note balance of $64,400 and accrued interest of $3,560 into 3,462,228 shares of common stock.

January 26, 2016 Securities Purchase Agreement

Upon the note becoming convertible in the period subsequent to the quarter ended June 30, 2016, the investor converted the principal balance of $180,000 and accrued interest of $6,662 into 9,506,619 shares of restricted common stock.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

January 5, 2016 Logistica Agreement

On July 7, 2016, the Company issued 1,000,000 shares of S-8 common stock pursuant to the terms of the January 5, 2016 agreement with Logistica.

On August 8, 2016, the Company issued 9,000,000 shares of S-8 common stock pursuant to the terms of the January 5, 2016 agreement with Logistica.

Other Stock Issuances

On August 4, 2016, the Company issued 500,000 shares of restricted common stock to a creditor for carrying a significant balance.

On August 8, 2016, the Company issued 5,910,142 shares of S-8 common stock to our contract miner for services incurred under the mining contract.

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

Company Overview; Recent Developments

The Company is an exploration stage company as defined by the SEC’s Industry Guide 7 as the Company has no established reserves as required under Industry Guide 7. We have owned interests in several properties located in the southwestern United States in the past. We are principally engaged in the exploration of precious metals and other minerals on the El Capitan property located near Capitan, New Mexico (the “El Capitan Property”). We have recorded nominal revenues in the nine months ended June 30, 2016 consisting of revenue for test loads of iron ore to a construction contractor.

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

Basis of Presentation and Going Concern

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company currently has a minimum source of revenue to cover its costs.  The Company has incurred a loss of $1,272,698 for the nine months ended June 30, 2016 and has a working capital deficit of $1,537,932 as of June 30, 2016. The negative working capital position includes a noncash derivative instrument liability of $231,856. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To continue as a going concern, the Company is dependent on achieving cash flow and generating future profits from entering the production stage of operations. The Company does not have adequate liquidity to fund its current operations, meet its obligations and continue as a going concern. The Company has secured working capital loans as set forth below to assist in financing its activities in the near term.

Loan Date	Net Proceeds

December 2015	$92,000
January 2016	156,000
March 2016	73,800

The Company is also pursuing other financing alternatives, including short-term operational strategic financing or equity financing, to fund its activities until it can achieve cash flow and profits from its operations. See Note 6 for additional information.

On March 16, 2016, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) and a related Registration Rights Agreement with River North Equity, LLC (“River North”), pursuant to which the Company may from time to time, in its discretion, sell shares of its common stock to River North for aggregate gross proceeds of up to $5,000,000, subject to the conditions set forth in the Purchase Agreement. As of June 30, 2016, we had sold shares of common stock to River North under the Purchaser Agreement for aggregate proceeds of $45,995. Subsequent to June 30, 2016 and prior to the filing of this report, the Company sold additional shares of common stock to River North under the Purchase Agreement for additional aggregate proceeds of $190,128. As of the filing of this report, we have the right, subject to certain conditions, to sell to River North newly-issued shares of the Company common stock pursuant to the 2016 Purchase Agreement for additional aggregate proceeds of $4,763,877, subject to the satisfaction of applicable closing conditions. See Note 10, March 16, 2016 Equity Purchase Agreement and Registration Rights Agreement.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2016 and 2015

Revenues

We realized no revenue from exploration activities on deliveries of iron ore during the three months ended June 30, 2016. No revenues were recorded during the comparable prior year period.

Expenses and Net Loss

Our operating expenses increased $4,000 from $388,779 for the three months ended June 30, 2015 to $392,779 for the three months ended June 30, 2016. The increase is mainly attributable to increases in mining and exploration costs of $111,51 and legal and accounting expense of $10,502. These increases were offset by a decrease in other general and administrative expenses of $116,656. The decrease consists mainly of decreases in costs associated with options and warrants of $39,795, financing cost of $67,550 and a reclassification of depreciation expense of $16,435. The depreciation was charged to this category in the prior reporting period and in the current period related mine depreciation is charged to mine and exploration costs. The increase in legal was incurred for services provided in connection with negotiating and documenting the Purchase Agreement and Registration Rights Agreement entered into on March 16, 2016 with River North and related SEC filings.

Our net loss for the three months ended June 30, 2016 increased to $543,086 from a net loss of $496,381 incurred for the comparable three month period ended June 30, 2015. The increase in net loss of $46,705 for the current period is mainly attributable to the increases in other expenses of $42,705. The increase in other expenses is mainly comprised by the increase in loss on derivatives of $82,256, and offset by increase in gain on debt extinguishment of $20,648 and decrease in interest expense of $18,903.

Nine Months Ended June 30, 2016 and 2015

Revenues

We realized nominal revenue from exploration activities on deliveries of iron ore test loads to a construction contractor for material approval during the nine months ended June 30, 2016. No revenues were recorded during the comparable prior year period.

Expenses and Net Loss

Our operating expenses decreased $463,520, from $1,504,528 for the nine months ended June 30, 2015 to $1,041,008 for the nine months ended June 30, 2016. The decrease is mainly attributable a decrease in other general and administrative expenses of $648,323 and offset by an increases in mine and exploration costs of $103,906 and legal and accounting expenses of $85,126. The decrease in general and administrative expenses are mainly attributable to decreases in costs associated with warrant and option costs of $503,226, stock compensation of $67,550, depreciation of $42,347 charged to this category in the prior reporting period, while in the current period mine associated depreciation is charged to mine and exploration costs, travel and food of $20,316 and stockholder meeting costs of $10,509. These cost decreases were offset by the increase in legal costs incurred of $88,364. The increased legal costs were incurred for services related to our new 2015 Incentive Equity Plan, legal work related to new contract agreements, two convertible financing facilities and the Purchase Agreement and Registration Rights Agreement entered into on March 16, 2016 with River North and the related SEC filings.

Our net loss for the nine months ended June 30, 2016 decreased to $1,272,698 from a net loss of $1,774,639 incurred for the comparable nine month period ended June 30, 2015. The decrease in net loss of $501,941 for the current period is mainly attributable to the decreases in net operating expenses and a decrease in other expenses of $38,711. The decrease in other expenses is mainly comprised of an increase of a non-cash loss on extinguishment of debt of $80,396, a decrease in interest expense of $46,709, and a non-cash gain on derivative instruments of $72,467.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2016, we had cash on hand of $62,425 and a working capital deficit of $1,537,432. Based upon our budgeted burn rate, we currently have operating capital for approximately one and a half months. The Company has historically relied on equity or debt financings to finance its ongoing operations and currently has a minimum source of revenue to cover our operational costs. Currently the Company has access to funds under the Purchase Agreement with River North. Subject to the terms and conditions of the Purchase Agreement, we have the right to “put,” or sell, up to $5,000,000 worth of shares of our common stock to River North. Unless terminated earlier, River North’s purchase commitment will automatically terminate on the earlier of the date on which River North shall have purchased shares pursuant to the Purchase Agreement for an aggregate purchase price of $5,000,000 or March 16, 2018. We have registered 25,000,000 shares for resale by River North under a registration statement on Form S-1 that was declared effective by the SEC on April 20, 2016. As of the filing of this report, we have sold 5,987,983 shares of common stock to River North under the Purchaser Agreement for aggregate proceeds of $236,123, and have the right, subject to applicable conditions, to sell to River North additional shares of our common stock for up to an additional proceeds of up to $4,763,877.

Current conditions raise substantial doubt about our ability to continue as a going concern. To continue as a going concern, we are dependent on achieving cash flow and generating future profits from entering the production stage of operations, the ability to receive funds timely under the Purchase Agreement with River North or obtaining short-term operational strategic financing alternatives or equity infusion. We do not have adequate liquidity to fund its current operations, meet its obligations and continue as a going concern.

Currently we anticipate funding our future operations from a potential revolving credit line associated with our new agreements with Logistica, our recent financing activities described below, and sales of mineralized materials and precious metals under our agreements with Logistica. However, unless and until we commence sales and shipments under the aforementioned contracts, and/or enter similar agreements for the purchase of mineralized material, and produce sufficient cash flow from future revenues, we will continue to rely on Purchase Agreement with River North and/or other debt or equity financing to fund our current operations.

During the nine months ended June 30, 2016, we utilized net cash flow of $400,568. Net cash funds received during the nine month period ended June 30, 2016, were net proceeds of $321,800 from three convertible notes, finance contract increases for insurance premiums aggregating $32,773 and $45,995 from the sale of common stock. Our current financing arrangements are summarized below under the caption “Recent Financing Activities.”

Recent Financing Activities

Agreements with Logistica U.S. Terminals, LLC

Under an agreement with Logistica U.S. Terminals, LLC (“Logistica”) dated February 28, 2014, Logistica agreed to remit a $400,000 payment on the Company’s behalf that represented the remaining balance of the Company’s purchase price for a heavy ore trailing separation line to be used for processing of mineralized material at the El Capitan Property mine site. The Company previously remitted $100,000 toward the purchase of such equipment. In consideration for Logistica remitting such payment, the Company agreed to deliver a $400,000 promissory note to Logistica and issued 2,500,000 shares of common stock to a designee of Logistica under the Company’s 2005 Stock Incentive Plan. The promissory note accrues interest at 4.5%, with principal and accrued interest payments to be made out of the Company’s proceeds from sale of iron extracted from mineralized material as part of the Company’s exploration activities. The relative fair value of the common stock was determined to be $222,222 and was recorded as a discount to the promissory note that was amortized to interest expense over the expected life of the note through August 31, 2015. During the fiscal year ended September 30, 2015, amortization expense of $158,559 was recognized. The outstanding balance under this note payable was $400,000 and the unamortized discount on the note payable was $0 as of June 30, 2016. Accrued interest on the note at June 30, 2016 was $42,066.

On January 5, 2016, we entered into our current agreement with Logistica U.S. Terminals, LLC (“Logistica”). Under the agreement we will provide to Logistica concentrated ore to their specifications at the mine site. Logistica will transport, process, and refine the precious metals concentrates to sell to precious metals buyers. The terms of the new agreement provide for the recovery of hard costs related to the concentrates by both parties prior to the distribution of profits. The agreement also provides for the future issuance of 10,000,000 shares of our restricted common stock and the elimination of a $100,000 accrued liability to Logistica for prior services rendered. When certain terms and conditions are met, the Agreement calls for Logistica to arrange for a letter of credit for working capital for the mining, processing and sale activities under the Agreement. The issuance date of the shares is anticipated to occur in late August 2016. The new agreement supersedes the previous agreements with Logistica.

October 17, 2014 Note and Warrant Purchase Agreement

On October 17, 2014, we entered into a private Note and Warrant Purchase Agreement with an accredited investor pursuant to which we borrowed $500,000 against delivery of a promissory note (the “2014 Note”) in such amount and issued warrants to purchase 882,352 shares of our common stock pursuant to the Note and Warrant Purchase Agreement. The promissory note carries an interest rate of 8% per annum, was initially due on July 17, 2015 and is secured by a first priority security interest in all right, title and interest of the Company in and to the net proceeds received by the Company from its sale of tailings separated from iron recovered by the Company at the El Capitan Property. On August 24, 2015, the 2014 Note was mutually extended from July 17, 2015 to January 17, 2016. In consideration of the extension, the Company amended the common stock purchase warrant to purchase 4,714,286 shares (subject to adjustment) of our common stock at an exercise price of $0.07 per share. The warrant dated October 17, 2014 was cancelled. On January 19, 2016, the amended 2014 Note was extended from January 17, 2016 to September 19, 2016. In consideration of the extension, we issued to the investor a fully vested three year common stock purchase warrant to purchase 471,429 shares (subject to adjustment) of common stock of the Company at an exercise price of $0.051 per share, the closing price on the date of the agreed extension agreement. The fair value of the warrants was determined to be $16,775 using Black-Scholes option price model and was expensed during the three months ended March 31, 2016. As of June 30, 2016, the outstanding balance under the amended 2014 Note is $500,000 and accrued interest was $8,109.

February 4, 2015 Unsecured Promissory Notes

On February 4, 2015, we issued unsecured promissory notes in the aggregate principal amount of $63,000. Outstanding amounts under these notes accrue interest at 18% per year, with all principal and accrued interest being due and payable on February 4, 2016. As additional consideration for the loan, we issued 200,000 shares of our restricted common stock for each note for a total of 400,000 shares. The relative fair value of the common stock was determined to be $21,211 and was recorded as discounts to the promissory notes was amortized to interest expense over the life of the notes. On February 4, 2016, one of the promissory notes was amended to extend the maturity date from February 4, 2016 to February 4, 2017 and reduced the interest rate to 10% per year. The Company also agreed to add the accrued interest on the note at February 4, 2016 of $5,940 to the principle of the note. In consideration of the amendment, the Company agreed to issue an aggregate 150,000 shares of restricted common stock of the Company to the lenders and the Board of Directors approved the issuance on April 22, 2016. One of the lenders is affiliated with the Company and provided $30,000 of the original $63,000 loaned funds. See Note 2. Our obligations under both notes were personally guaranteed by the Company’s director and Chief Executive Officer.

During the nine months ended June 30, 2016, aggregate amortization expense of $10,844 was recognized, the aggregate outstanding balance under these notes was $68,940, accrued interest was $9,360 and the unamortized discounts on the notes payable was $2,990.

April 16, 2015 Installment Loan

On April 16, 2015, we entered into an agreement with a third party financing source pursuant to which the lender committed to loan the Company a total of $200,000 in installments. Installments on this loan have been advanced as follows:

Installment Date	Amount

April 17, 2015	$50,000
May 15, 2015	$50,000
June 16, 2015	$25,000
July 20, 2015	$25,000
August 18, 2015	$25,000
September 18, 2015	$25,000

The loan accrued interest at 10% per year, with all principal and accrued interest being due and payable on April 17, 2016. To secure the loan, we granted the lender a security interest in the AuraSource heavy metals separation system located on the El Capitan Property. As additional consideration for the loan, the Company issued 3,000,000 shares of our restricted common stock to the note holder. The note, including a portion of accrued interest of $7,500, was satisfied in its entirety in December 2015 in exchange for 3,772,728 restricted shares of our common stock. The note and accrued interest retired aggregated $207,500 and the fair value of the stock was $215,423. The Company recorded a loss on the debt conversion of $7,923. At June 30, 2016, unpaid accrued interest remained of $2,466.

Financing of Insurance Premiums

On July 14, 2015, we entered into an agreement to finance a portion of its insurance premiums in the amount of $15,116 at an interest rate of 8.76% with equal payments of $1,573, including interest, due monthly beginning July 14, 2015 and continuing through April 14, 2016. In August 2015, an increase in premium of $1,876 occurred due an increase in coverage and the remaining payments increased to $1,815. As of June 30, 2016, the outstanding balance under this note payable was $0.

On November 19, 2015, we entered into an agreement to finance director and officer insurance premiums in the amount of $26,031 at an interest rate of 7.05% with equal payments of $2,688, including interest, due monthly beginning December 21, 2015 and continuing through September 21, 2016. As of June 30, 2016, the outstanding balance under this note payable was $7,970.

On December 31, 2015, we entered into an agreement to finance additional insurance premiums in the amount of $6,742 at an interest rate of 8.752% with equal payments of $2,283, including interest, due monthly beginning February14, 2016 and continuing through April 14, 2016. As of June 30, 2016, the outstanding balance under this note payable was $0.

August 31, 2015 Working Capital Loan

On August 31, 2015, we entered into an agreement with a third party financing source pursuant to which the lender committed to loan the Company $100,000 for working capital. As an incentive for the financing, we issued 2,000,000 shares of restricted common stock. The investor decided not to accept the shares because of income tax implications and they were returned to our transfer agent and returned to the treasury. The agreement had an annual interest rate of 2% and was due November 15, 2015. The agreement provided for payment of one-half (1/2) of the gross revenues that the Company may receive from its mining activities towards the principal and accrued interest. The note, including accrued interest, was satisfied in its entirety in December 2015 in exchange for 3,500,000 restricted shares of the Company’s common stock. The principal and accrued interest retired aggregated $100,482 and the fair value of the stock was $187,250. The Company recorded a loss on the debt conversion of $86,768.

December 2, 2015 Securities Purchase Agreement

On December 2, 2015, we entered into a Securities Purchase Agreement for two $114,400 convertible notes with an accredited investor for an aggregate principal amount of $228,800 with an annual interest rate of 9%. Each note contains an original issue discount (“OID”) of $10,400 and related legal and due diligence costs of $12,000. The net proceeds from the first note received by the Company was $92,000. The second note was cancelled. The maturity date on the first note is December 2, 2017. An amendment to the note on January 12, 2016, allows us to prepay in full the unpaid principal and interest on the note, upon notice, any time prior to June 3, 2016. Any prepayment is at 140% face amount outstanding and accrued interest. The redemption must be closed and paid for within three business days of the Company sending the redemption demand. The note may not be prepaid after the June 2, 2016. The note is convertible into shares of the Company’s common stock at any time beginning on May 30, 2016. The conversion price is equal to 55% of the lowest trading price of our common stock as reported on the QTCQB for the 10 prior trading days (and may include the day of the Notice of Conversion under certain circumstances). We agreed to reserve an initial 5,033,000 shares of common stock for conversions under the note. We also agreed to adjust the share reserve to ensure that it equals at least four times the total number of shares of common stock issuable upon conversion of the note from time to time. The Company currently has shares on reserve for the convertible note. We recognized the fair value of the embedded conversion feature as a derivative liability on June 9, 2016 of $136,276.

The note contained an embedded conversion option and was separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. The initial carrying value of the of the embedded conversion option exceeded the net proceeds received and created a derivative loss of $$132,068 in the period ending December 31, 2015. The Company recorded a loan discount of $114,400 and the discount included OID interest of $10,400 and related loan costs of $12,000. For the nine months ended June 30, 2016, the discount amortization was $54,351. On June 9, 2016, we issued 2,878,127 shares of common stock to the investor in satisfaction of $50,000 principal and $2,256 in accrued interest on the convertible note payable. As of June 30, 2016, the balance outstanding on the Note was $64,400, accrued interest was $3,453 and the loan discount was $60,049. As of the filing of this report, the investor had converted the balance of the principal and accrued interest of $3,742, and we issued 3,462,228 shares of common stock to the investor.

January 26, 2016 Securities Purchase Agreement

On January 26, 2016 (the “Effective Date”), we entered into a Securities Purchase Agreement (the “SPA”) for an $180,000 convertible note with an accredited investor, with an annual interest rate of 7%. The note contains an OID of $18,000 and related legal costs of $6,000. The net proceeds received by the Company were $156,000. The maturity date of the note is January 26, 2017. Interest is due on or before the maturity date. We may redeem the note by prepaying the unpaid principal and interest on the note, upon notice, any time prior to 180 days after the Effective Date. If redemption is (i) prior to the 30th day the note is in effect (including the 30th day), the redemption will be 105% of the unpaid principal amount and accrued interest; (ii) if the redemption is on the 31st day up to and including the 60th day the note is in effect, the redemption price will be 115% of the unpaid principle amount of the note along with any accrued interest; (iii) if the redemption is on the 61st day up to and including the 120th day the note is in effect, the redemption price will be 135% of the unpaid principle amount of the note along with any accrued interest; if the redemption is on the 121st day up to and including the 180th day the note is in effect, the redemption price will be 150% of the unpaid principle amount of the note along with any accrued interest. The redemption must be closed and paid for within three business days of the Company sending the redemption demand. The note may not be prepaid and redeemed after the 180th day. The note is convertible into shares of the Company’s common stock at any time beginning on the date which is 181 days following the Effective Date. The conversion price is equal to 55% of the lowest trading price of our common stock as reported on the QTCQB for the 10 prior trading days and may include the day of the Notice of Conversion under certain circumstances. The Company agreed to reserve an initial 10,800,000 shares of common stock for conversions under the note (the “Share Reserve”). We also agreed to adjust the Share Reserve to ensure that it always equals at least three times the total number of shares of common stock that is actually issuable if the entire note were to be converted. The note has an embedded conversion option which qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, the Company will recognize the fair value of the embedded conversion feature as a derivative liability when the Note becomes convertible on July 25, 2016.

The OID interest of $18,000 and related loan costs of $6,000 was recorded as a discount to the note and is being amortized over the life of the loan as interest expense. For the nine months ended June 30, 2016, the discount amortization was $9,876, the loan discount balance was $14,124, the note balance was $180,000 and accrued interest was $5,351.

Upon the note becoming convertible in the period subsequent to the quarter ended June 30, 2016, the investor converted the principal balance of $180,000 and accrued interest of $6,662 into 9,506,619 shares of restricted common stock.

March 16, 2016 Purchase Agreement and Registration Rights Agreement

On March 16, 2016, we entered into the Purchase Agreement with River North, pursuant to which we may from time to time, in our discretion, sell shares of its common stock to River North for aggregate gross proceeds of up to $5,000,000. Unless terminated earlier, River North’s purchase commitment will automatically terminate on the earlier of the date on which River North shall have purchased Company shares pursuant to the Purchase Agreement for an aggregate purchase price of $5,000,000 or March 16, 2018. We have no obligation to sell any shares under the Purchase Agreement.

As provided in the Purchase Agreement, the Company may require River North to purchase shares of common stock from time to time by delivering a put notice to River North specifying the total purchase price for the shares to be purchased (the “Investment Amount”); provided there must be a minimum of 10 trading days between deliveries of each put notice. The minimum trading days between delivery of put notices may be adjusted downward at the discretion of River North from time to time. Currently the time between the put notices is five (5) days. This arrangement is also sometimes referred to herein as the “Equity Line.” We may determine the Investment Amount, provided that such amount may not be more than the average daily trading volume in dollar amount for the Company’s common stock during the 10 trading days preceding the date on which the Company delivers the applicable put notice. Additionally, such amount may not be lower than $5,000 or higher than $150,000 without prior approval of River North. The number of shares issuable in connection with each put notice will be computed by dividing the applicable Investment Amount by the purchase price for such common stock. River North will have no obligation to purchase shares under the Purchase Agreement to the extent that such purchase would cause River North to own more than 9.99% of the Company’s common stock.

For each share of the our common stock purchased under the Purchase Agreement, River North will pay a purchase price equal to 85% of the Market Price, which is defined as the average of the two lowest closing bid prices on the OTCQB Marketplace, as reported by Bloomberg Finance L.P., during the five consecutive Trading Days including and immediately prior to the date on which the applicable put notice is delivered to River North (the “Pricing Period”). If we are not deposit/withdrawal at custodian (“DWAC”) eligible, River North will pay a purchase price equal to 80% of the Market Price, and if the Company is under Depository Trust Company (“DTC”) “chill” status, River North will pay a purchase price equal to 75% of the Market Price. On the first trading day after the Pricing Period, River North will purchase the applicable number of shares subject to customary closing conditions, including without limitation a requirement that a registration statement remain effective registering the resale by River North of the shares to be issued pursuant to the Purchase Agreement as contemplated by the Registration Rights Agreement described below.

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

Also on March 16, 2016, in connection with the Purchase Agreement, we also entered into a Registration Rights Agreement with River North requiring the Company to prepare and file, within 45 days of the effective date of the Registration Rights Agreement, a registration statement registering the resale by River North of the shares to be issued under the Purchase Agreement for the shares, to use commercially reasonable efforts to cause such registration statement to become effective, and to keep such registration statement effective until (I) three months after the last closing of a sale of shares under the Purchase Agreement, (ii) the date when River North may sell all the shares under Rule 144 without volume limitations, or (iii) the date River North no longer owns any of the shares.

Pursuant to the Purchase Agreement and Registration Rights Agreement, on April 11, 2016, we filed a Registration Statement on Form S-1 (SEC File No. 333-210686) with the SEC registering the resale of up to 25,000,000 shares of the Company’s common stock that may be issued and sold to River North pursuant to the Purchase Agreement. Such Registration Statement was declared effective by the SEC on April 20, 2016, resulting in extinguishment of $10,000 of the principal balance of the Commitment Note and accrued interest thereon.

As partial consideration for the above-mentioned agreements, on March 16, 2016, we issued to River North a “commitment” convertible promissory note (the “Commitment Note”) in the principal amount of $35,000. The Commitment Note accrues interest at a rate of 10% per annum and matures on March 16, 2017. Upon the registration statement contemplated by the Registration Rights Agreement being declared effective, $10,000 of the principle balance of the Commitment Note and accrued interest thereon was extinguished and deemed to have been repaid. At June 30, 2016 the note balance was $25,000 and accrued interest was $726.

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

On March 16, 2016, we entered into a Securities Purchase Agreement with River North pursuant to which the Company issued a convertible promissory note (the “Bridge Note”) to River North, in the original principal amount of $90,000, in consideration of the payment by River North of a purchase price equal to $73,800, with $9,000 retained by River North as original issue discount and $7,200 for related legal and due diligence costs. The Company issued the Bridge Note on March 16, 2016. The Bridge Note accrues interest at a rate of 10% per annum and matures on March 16, 2017. For the nine months ended June 30, 2016, the discount amortization was $4,337, and at June 30, 2016 the loan discount balance was $11,863, the note balance was $90,000 and accrued interest was $2,614.

The Bridge Note provides for conversion rights and events of default on substantially the same terms and conditions as the Commitment Note; provided however that an event of default under the Bridge Note will also be triggered if the Company fails to use at least 15% of the proceeds from each sale of shares under the Purchase Agreement to prepay a portion of the Bridge Note after it becomes convertible.

Likelihood of Accessing the Full Amount of the Equity Line

Notwithstanding that the Equity Line is in an amount of $5,000,000, we anticipate that the actual likelihood that we will be able access the full $5,000,000 may be low due to several factors, including that our ability to access the Equity Line is impacted by our average daily trading volume, which may limit the maximum dollar amount of each put we deliver to River North, and our stock price. If the price of our stock remains at $0.075 per share (which represents the average of the high and low reported sales prices of our common stock on August 8, 2016), the sale by the selling stockholder of all 25,000,000 of the shares registered would mean we had sold $1,448,139 of shares to the selling stockholder. Our use of the Equity Line will continue to be limited and restricted if our share trading volume or market price of our stock continue at their current levels or decrease further in the future from the volume and stock prices reported over the past year.

In addition, we may have to increase the number of our authorized shares in order to issue the shares to River North if we reach our current amount of authorized shares of common stock. Increasing the number of our authorized shares will require board and stockholder approval. Further, our ability to issue shares in excess of the 25,000,000 shares covered by the registration statement will be subject to our filing a subsequent registration statement with the SEC and the SEC declaring it effective.

Factors Affecting Future Financing Activities

Our only committed source of future financing is under the Purchase Agreement with River North. To the extent that we are required to raise additional capital, we do not know whether it will be available on terms favorable or acceptable to us when needed, if at all. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. In addition, we may grant future investors rights superior to those of our existing stockholders. If we raise additional funds by incurring debt, we could incur significant interest expense and become subject to covenants in the related transaction documentation that could affect the manner in which we conduct our business. If adequate additional capital is not available when required, we may be forced to reduce or eliminate our exploration activities and our marketing efforts for the sale of the El Capitan Property, or suspend our operations entirely.

During the nine months ended June 30, 2016, we utilized net cash flow of $400,568. Net cash funds received during the nine month period ended June 30, 2016, were net proceeds of $321,800 from three convertible notes, finance contract increases for insurance premiums aggregating $32,773 and $45,995 from the sale of common stock.

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

Time delays in obtaining the necessary approvals from the various governmental agencies, both federal and state, and weather conditions have caused delays in the deployment of our strategic business plan in 2016, all of which are not under our control, in achieving our strategic business plan and current plan of operation.

Off-Balance Sheet Arrangements

During the three months ended June 30, 2016, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

Contractual Obligations

As of June 30, 2016, we had no contractual obligations (including long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations and other long-term liabilities reflected on our balance sheet under GAAP) that are expected to have an adverse effect on our liquidity and cash flows in future periods.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any material pending legal proceedings and to our knowledge, no such proceedings by or against the Company have been threatened.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. Prior to investing in our common stock, you should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, filed with the U.S. Securities and Exchange Commission on January 11, 2016, as supplemented by the risk factors described in our Quarterly Report on Form 10-Q the fiscal quarter ended March 31, 2016, filed with the U.S. Securities and Exchange Commission on May 16, 2016, and the other information included in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 9, 2016, we issued 2,879,127 shares of restricted common stock for partial conversion of an aggregate of $52,256 in principal and accrued interest under a promissory note. The issuance of shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)2) thereof because such issuance did not involve a public offering.

On June 15, 2016, we issued 641,321 shares of common stock to River North Equity, LLC (“River North”) under the Equity Purchase Agreement (the “Purchase Agreement”) dated March 16, 2016 (the “Purchase Agreement”) between the Company and River North Equity, LLC for aggregate proceeds of $27,338.

On June 30, 2016, we issued 525,523 shares of common stock to River North under the Purchase Agreement for aggregate proceeds of $18,657.

On July 7, 2016, we issued 1,366,500 shares of restricted common stock for partial conversion of an aggregate of $26,307 in principal and accrued interest under a promissory note. The issuance of shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

On July 22, 2016, we issued 1,035,013 shares of restricted common stock for partial conversion of an aggregate of $21,119 in principal and accrued interest under a promissory note. The issuance of shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

On July 22, 2016, we issued 695,322 shares of common stock to River North under the Purchase Agreement for aggregate proceeds of $21,750.

On July 29, 2016, we issued 889,861 shares of common stock to River North under the Purchase Agreement for aggregate proceeds of $30,086.

On August 1, 2016, we issued 1,060,625 shares of restricted common stock for final conversion of an aggregate of $20,534 in principal and accrued interest under a promissory note. The issuance of shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

On August 4, 2016, we issued 1,430,057 shares of common stock to River North under the Purchase Agreement for aggregate proceeds of $53,099.

On August 4, 2016, the Company issued 500,000 shares of restricted common stock to a creditor for carrying a significant balance. The issuance of shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

On August 8, 2016, we issued 9,506,619 shares of restricted common stock for complete conversion of an aggregate of $186,662 in principal and accrued interest under a promissory note. The issuance of shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

On August 9, 2016, we issued 1,805,899 shares of common stock to River North under the Purchase Agreement for aggregate proceeds of $85,193.

This issuances of common stock to River North under the Purchase Agreement, as described above, were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger between the Company, Gold and Minerals Company, Inc. and MergerCo, dated June 28, 2010 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 7, 2010).
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form S-4 Registration Statement #333-170281 filed on November 2, 2010).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2014).
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 31, 2011).
3.4	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 1, 2014).
3.5*	Restated Bylaws
4.1	Rights Agreement dated August 25, 2011 between the Company and OTR, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on August 31, 2011).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document**
101.SCH *	XBRL Extension Schema Document**
101.CAL *	XBRL Extension Calculation Linkbase Document**
101.DEF *	XBRL Extension Definition Linkbase Document**
101.LAB *	XBRL Extension Labels Linkbase Document**
101.PRE *	XBRL Extension Presentation Linkbase Document**

__________________

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EL CAPITAN PRECIOUS METALS, INC.

Dated: August 15, 2016	By:	/s/ John F. Stapleton
John F. Stapleton Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: August 15, 2016	By:	/s/ Stephen J. Antol
Stephen J. Antol Chief Financial Officer (Principal Financial Officer)

