Form 10-K
period 2016-09-30
EL CAPITAN PRECIOUS METALS INC
filed 2017-01-13
CIK 1135202

Table of Contents Index to Financial Statements

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number:   333-56262

(Exact name of registrant as specified in its charter)

Nevada	88-0482413
(State or Other Jurisdiction	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

5871 Honeysuckle Road
Prescott, Arizona	86305
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:   (928) 515-1942

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐     Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☑

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of March 31, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $11,897,412 based on the last trading price of the registrant’s common stock of $0.041 as reported the OTC Marketplace operated by the OTC Markets Group, Inc. on such date.

As of January 13, 2017, the registrant had 383,974,231 shares of its $.001 par value common stock issued and outstanding.

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

Because we have no reserves, we have and will continue to expense all mine construction costs, even though these expenditures are expected to have a future economic benefit in excess of one year.  We also expense our reclamation and remediation costs at the time the obligation are incurred.  Companies that have reserves and have exited the exploration stage typically capitalize these costs, and subsequently amortize them on a units-of-production basis as reserves are mined, with the resulting depletion charge allocated to inventory, and then to cost of sales as the inventory is sold.  As a result of these and other differences, our financial statements will not be comparable to the financial statements of mining companies that have established reserves and have exited the exploration stage.

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

This annual report contains forward-looking statements, including statements regarding, among other things:

•	our ability to continue as a going concern;
•	we will require additional financing in the future to start production at the El Capitan Property and to bring it into sustained commercial production;
•	our anticipated needs for working capital;
•	our ability to secure financing;
•	our dependence on our El Capitan Property for our future operating revenue, which property currently has no proven or probable reserves;
•	our mineralized material calculations at the El Capitan Property are only estimates and are based principally on historic data;
•	actual capital costs, operating costs, production and economic returns may differ significantly from those that we have anticipated;
•	exposure to all of the risks associated with starting and establishing new mining operations, if the development of our mineral project is found to be economically feasible;
•	title to some of our mineral properties may be uncertain or defective;
•	land reclamation and mine closure may be burdensome and costly;
•	significant risk and hazards associated with mining operations;
•	the requirements that we obtain, maintain and renew environmental, construction and mining permits, which is often a costly and time-consuming process and may be opposed by local environmental group;
•	our exposure to material costs, liabilities and obligations as a result of environmental laws and regulations (including changes thereto) and permits;
•	changes in the price of silver, gold and iron ore;
•	extensive regulation by the U.S. government as well as state and local governments;
•	our projected sales and profitability;
•	anticipated trends in our industry;
•	unfavorable weather conditions;
•	the lack of commercial acceptance of our product or by-products;
•	problems regarding availability of materials and equipment; and
•	failure of equipment to process or operate in accordance with specifications, including expected throughput, which could prevent the production of commercially viable output.

Table of Contents Index to Financial Statements

These statements may be found under “Item 1. Business,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this annual report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Item1A. Risk Factors” and matters described in this annual report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this annual report will in fact occur. We caution you not to place undue reliance on these forward-looking statements. In addition to the information expressly required to be included in this annual report, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

These risks and uncertainties and other factors include, but are not limited to, those set forth under “Item1A. Risk Factors”. All subsequent written and oral forward-looking statements attributable to the company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Table of Contents Index to Financial Statements

PART I

ITEM 1.	BUSINESS

Company Overview; Recent Developments

El Capitan Precious Metals, Inc., a Nevada corporation, is based in Prescott, Arizona. Together with its consolidated subsidiaries (collectively referred to as the “Company,” “our” or “we”), the Company is an exploration stage company as defined by the Securities and Exchange Commission’s (“SEC”) Industry Guide 7, as the Company has no established reserves as required under the Industry Guide 7. We are principally engaged in the exploration of precious metals and other minerals. We have owned interests in several properties located in the southwestern United States in the past. Currently, our primary asset is a 100% equity ownership interest in El Capitan, Ltd., an Arizona corporation (“ECL”), which holds an interest in the El Capitan property located near Capitan, New Mexico (the “El Capitan Property”). Our ultimate objective is to market and sell the El Capitan Property to a major mining company or enter into a joint venture arrangement with a major mining company to conduct mining operations.

Based on results from testing conducted on mineralized material at the El Capitan Property during fiscal years 2013 and 2014, we determined the existence and concentration of potentially commercially extractable precious metals or other minerals. We subsequently completed testing and enhancement of our recovery process for such mineralized material and our evaluation as to the economic and legal feasibility of the property. Employing our testing results, we determined to put the El Capitan Property into mineral exploration production to assist us in marketing it for potential sale to a major mining company and to create potential cash flow for the Company through the sale of mineralized material removed from the El Capitan Property and, separately, iron ore extracted from such mineralized material.

We commenced mineral exploration activity in the quarter ended December 2015 under our modified mining permit. However, we have not yet demonstrated the existence of proven or probable reserves at our El Capitan Property. To date, we have not had any material revenue producing operations. We have recorded nominal revenues during the fiscal year ended September 30, 2016 consisting of revenue for test loads of iron ore to a construction contractor. There is no assurance that a commercially viable mineral deposit exists on our property.

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

Arrangements with Glencore AG and Logistica

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

Table of Contents Index to Financial Statements

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

The contracts with Logistica were superseded by a new agreement entered into on January 5, 2016. Under the new agreement, we will provide to Logistica concentrated ore to their specifications at the mine site, and Logistica will transport, process, and refine the precious metals concentrates to sell to precious metals buyers. When certain terms and conditions are met, the new agreement calls for Logistica to arrange for a letter of credit for working capital for the mining, processing and sale activities. For additional information regarding the Glencore Purchase Contract and our agreements with Logistica, see Note 9 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.

In late April 2014, we announced the purchase of a heavy metals separation system from AuraSource, Inc (OTCBB and OCTGB: ARAO). This state-of-the-art technology will separate hematite and magnetite from other mineral elements in the El Capitan mineral deposits. The AuraSource process leaves a concentrate for additional processing that is used by the Company to extract the precious metals.

The Company has methods for both the separation of the iron and the separation and recovery of the precious metals that have repeatedly yielded consistent and commercially viable economic value results. Yet another significant aspect of these breakthrough technologies for separation and recovery is that they are environmentally friendly and do not rely on the use of caustic chemicals.

On August 4, 2015, we signed a contract with independent subcontract miner to mine, process and concentrate the ore at the El Capitan site. The clearing of the overburden at the site commenced later in the August.

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

High, low and average London afternoon fix prices for gold and silver for the period from January 1, 2016 to September 30, 2016 and for the last five calendar years are as follows:

Gold - London Afternoon Fix Prices - US Dollars
	High	Low	Average
Period
For the nine months ended September 30, 2016	$1,366	1,077	1,258
For the year ended December 31, 2015	1,297	1,040	1,160
For the year ended December 31, 2014	1,385	1,192	1,266
For the year ended December 31, 2013	1,694	1,192	1,411
For the year ended December 31, 2012	1,750	1,540	1,669
For the year ended December 31, 2011	1,895	1,319	1,572
Data Source: Kitco

Table of Contents Index to Financial Statements

Silver - London Afternoon Fix Prices - US Dollars
	High	Low	Average
Period
For the nine months ended September 30, 2016	$20.71	13.58	17.08
For the year ended December 31, 2015	17.10	13.71	15.68
For the year ended December 31, 2014	22.05	15.28	19.08
For the year ended December 31, 2013	32.23	18.61	23.79
For the year ended December 31, 2012	37.23	28.00	31.15
For the year ended December 31, 2011	48.70	26.16	35.12
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

In December 2009, we hired a new experienced environmental services firm, AMEC Environment & Infrastructure, Inc. (“AMEC”), to manage and oversee our continued permitting process. AMEC has drafted a replacement Plan of Operations (“PoO”) and submitted it to the USFS. The USFS has provided technical comments on the PoO and AMEC has responded to their comments and submitted a revised PoO for approval. AMEC has met with representatives of the USFS at the project site to review the proposed exploration locations and general discussion of the project. Subsequent to the meeting, the USFS agreed to work with AMEC to develop the third part of the NEPA scope of work. The USFS provided a draft NEPA scope of work template to AMEC in electronic format. AMEC revised the draft template and submitted it to the USFS for review and approval.

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

Table of Contents Index to Financial Statements

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

Mine Safety and Health Administration (“MSHA”) under the Department of Labor cited the Company in March 2016 for violations. The Company contends that the work which was done and work that was being done was according to the handbook issued by MSHA. The Company has challenged the citations and has requested a hearing for Administrative relief.

Employees

We currently have informal arrangements with two individuals, one of whom is an officer and director of the Company and one is an officer of the Company, who serve as support staff for the functioning of all the corporate activities. There are no written agreements with these individuals. Additionally, we use consultants for the testing and exploration of property claims. If administrative requirements expand, we anticipate that we may hire additional employees, and utilize a combination of employees and consultants as necessary to conduct of these activities.

Available Information

The Company is a Nevada corporation with its principal executive office located at 5871 Honeysuckle Road, Prescott, Arizona 86305. The Company’s telephone number is (928) 515-1942.   The Company’s website address is www.elcapitanpmi.com. Our website contains links to download free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Unless expressly noted, none of the information on our website is part of this Annual Report.

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

Table of Contents Index to Financial Statements

We have not had revenue-generating operations and may never generate revenues.

With the exception of immaterial revenue from the sale of two dore’ bars and the sale of iron ore, we have not yet had revenue-generating operations, and it is possible that we will not find marketable amounts of minerals on our El Capitan Property or that the property will ever be sold.  Should we fail to obtain working capital through other avenues, our ability to continue to market our El Capitan Property could be curtailed.

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

Table of Contents Index to Financial Statements

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

We are required to seek and maintain federal and state government approvals and permits in order to conduct exploration and other activities on our El Capitan Property. The permitting requirements for our respective claims and any future properties we may acquire will be somewhat dependent upon the state in which the property is located, but generally will require an initial filing and fee (of approximately $20) relating to giving notice of an intent to make a claim on such property, followed by a one-time initial filing of a location notice with respect to such claim (approximately $192), an annual maintenance filing for each claim (generally $155 per claim per year), annual filings for bulk fuel and water well permits (typically $5 per year each) and, to the extent we intend to take any significant action on a property (other than casual, surface-level activity), a one-time payment of a reclamation bond to the BLM, which is to be used for the reclamation of the property upon completion of exploration or other significant activity. In order to take any such significant action on a property, we are required to provide the BLM with either a notice of operation or a plan of operation setting forth our intentions. The amount of the reclamation bond is determined by the BLM based upon the scope of the activity described in the notice or plan of operation. With respect to the current plan of operations on the El Capitan Property, the reclamation bond was $15,000, but this amount has been increased to $74,499 with the approval of our modified mining permit in December 2014 and subsequently issued on March 25, 2015.

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

The primary portion of our holdings includes unpatented mining claims. The validity of unpatented claims is often uncertain and may be contested. These claims are located on federal land or involve mineral rights that are subject to the claims procedures established by the General Mining Law of 1872, as amended. We are required to make certain filings with the county in which the land or mineral is situated and annually with the BLM and pay an annual holding fee of $155 per claim. If we fail to make the annual holding payment or make the required filings, our mining claims would become invalid. In accordance with the mining industry practice, generally a company will not obtain title opinions until it is determined to sell a property. Also no title insurance is available for mining. Accordingly, it is possible that title to some of our claims may be defective and in that event we would not have good and valid title to the El Capitan Property, and we would be forced to curtail or cease our exploratory programs on the property site.

Risks Related to Our Common Stock

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

In addition to volatility associated with securities traded on the OTCQB in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock:

•	adverse changes in the worldwide prices for gold, silver or iron ore;
•	disappointing results from our exploration or development efforts;
•	failure to meet operating budget;
•	decline in demand for our common stock;
•	downward revisions in securities analysts’ estimates or changes in general market conditions;
•	technological innovations by competitors or in competing technologies;
•	investor perception of our industry or our prospects; and
•	general economic trends.

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

Although we have no current expectation to pursue financings beyond those contemplated by the Equity Purchase Agreement with River North Equity LLC (discussed below and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”), we may be required to do so if our circumstances change or opportunities requiring expenditures in excess of the proceeds available under the Equity Purchase Agreement present themselves. We have no current committed sources of additional capital. We do not know whether additional financing will be available on terms favorable or acceptable to us when needed, if at all. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. In addition, we may grant future investors rights superior to those of our existing stockholders. If we raise additional funds by incurring debt, we could incur significant interest expense and become subject to covenants in the related transaction documentation that could affect the manner in which we conduct our business. If adequate additional capital is not available when required, we may be forced to reduce or eliminate our marketing efforts for the sale of the El Capitan Property.

As a public reporting company, we are subject to the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, as well as to the information and reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and other federal securities laws. As a result, we incur significant legal, accounting, and other expenses, including costs associated with our public company reporting requirements and corporate governance requirements. As an example of public reporting company requirements, we evaluate the effectiveness of disclosure controls and procedures and of our internal control over financing reporting in order to allow management to report on such controls

Our management concluded that our internal control over financial reporting was not effective as of September 30, 2016 due to a failure to maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with the complexity of our equity derivative financial instruments issued with certain debt transactions. As a result, there is a lack of monitoring of the accounting and reporting process for these types of transactions. To address these types of transactions and concur on their treatment, we will have qualified professional review the transaction treatment prior to recording on the books of the Company.

Table of Contents Index to Financial Statements

Risks Relating to the Equity Purchase Agreement with River North

In connection with the Equity Purchase Agreement dated March 16, 2016, as amended on December 9, 2016 (as so amended, the “Purchase Agreement”), with River North Equity, LLC (“River North”), further described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below, the following risk factors should be taken into account by investors:

Resales of shares purchased by River North under the Purchase Agreement may cause the market price of our common stock to decline.

Subject to the terms and conditions of the Purchase Agreement, we have the right to “put,” or sell, up to $5,000,000 worth of shares of our common stock to River North. Unless terminated earlier, River North’s purchase commitment will automatically terminate on the earlier of the date on which River North shall have purchased shares pursuant to the Purchase Agreement for an aggregate purchase price of $5,000,000 or March 16, 2018. The common stock to be issued to River North pursuant to the Purchase Agreement will be purchased at a price equal to 85% of the Market Price, which is defined as the average of the two lowest closing bid prices on the OTCQB, as reported by Bloomberg Finance L.P., during the five consecutive trading days including and immediately prior to the settlement date of the sale, which in most circumstances will be the trading day immediately following the date that a put notice is delivered to River North (a “Put Date”); provided, however, that an additional 5% will be added to the discount if (i) we are not DWAC eligible and (ii) an additional 10% will be added to the discount if we are under DTC chill status on date of the applicable put notice. In addition, if either (i) the closing bid price the common stock is less than $0.10 per share on the Put Date, or (ii) the average daily trading volume in dollar amount for the common stock during the ten trading days including and immediately preceding a Put Date is less than $50,000, then an additional 10% discount to the Market Price will be taken when calculating the purchase price for the shares. River North will have the financial incentive to sell the shares of our common stock issuable under the Purchase Agreement in advance of or upon receiving such shares and to realize the profit equal to the difference between the discounted price and the current market price of the shares. This may cause the market price of our common stock to decline.

The foregoing description of the terms of the Purchase Agreement does not purport to be complete and is subject to and qualified in its entirety by reference to the Purchase Agreement itself.

Puts under the Purchase Agreement may cause dilution to existing shareholders.

Under the terms of the Purchase Agreement, River North has committed to purchase up to $5,000,000 worth of shares of our common stock. This arrangement is also sometimes referred to herein as the “Equity Line.” From time to time during the term of the Purchase Agreement, and at our sole discretion, we may present River North with a put notice requiring River North to purchase shares of our common stock. As a result, our existing stockholders will experience immediate dilution upon the purchase of any of the shares by River North. River North may resell some, if not all, of the shares that we issue to it under the Purchase Agreement and such sales could cause the market price of the common stock to decline significantly. To the extent of any such decline, any subsequent puts would require us to issue and sell a greater number of shares to River North in exchange for each dollar of the put amount. Under these circumstances, the existing stockholders of our company will experience greater dilution. The effect of this dilution may, in turn, cause the price of our common stock to decrease further, both because of the downward pressure on the stock price that would be caused by a large number of sales of our shares into the public market by River North, and because our existing stockholders may disagree with a decision to sell shares to River North at a time when our stock price is low, and may in response decide to sell additional shares, further decreasing our stock price. If we draw down amounts under the Equity Line when our share price is decreasing, we will need to issue more shares to raise the same amount of funding.

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

Table of Contents Index to Financial Statements

We may not have access to the full amount available under the Purchase Agreement with River North.

Our ability to draw down funds and sell shares under the Purchase Agreement requires that a registration statement (and periodic post-effective amendments thereto) be declared effective and continue to be effective registering the resale of shares issuable under the Purchase Agreement. We filed a registration statement on Form S-1 registering the resale of 25,000,000 shares of our common stock, and that registration statement was declared effective on April 20, 2016. Our ability to sell any additional shares issuable under the Purchase Agreement is subject to our ability to prepare and file one or more additional registration statements registering the resale of such additional shares. These registration statements may be subject to review and comment by the staff of the Securities and Exchange Commission, and will require the consent of our independent registered public accounting firm. Therefore, the timing of effectiveness of these registration statements cannot be assured. The effectiveness of these registration statements is a condition precedent to our ability to sell all of the shares of our common stock to River North under the Purchase Agreement. Even if we are successful in causing one or more registration statements registering the resale of some or all of the shares issuable under the Purchase Agreement to be declared effective by the Securities and Exchange Commission in a timely manner, we may not be able to sell the shares unless certain other conditions are met. For example, we might have to increase the number of our authorized shares in order to issue the shares to River north. Increasing the number of our authorized shares will require board and stockholder approval. Accordingly, because our ability to draw down any amounts under the Purchase Agreement with River North is subject to a number of conditions, there is no guarantee that we will be able to draw down all of the proceeds of $5,000,000 under the Purchase Agreement.

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

Table of Contents Index to Financial Statements

Location and Access to Deposits

The El Capitan Property is situated in the Capitan Mountains, near the city of Capitan, in southwest New Mexico. The main site can be reached by going north from Capitan on State Road 246 for 5.5 miles, turning right onto an improved private road and proceeding for about 0.75 mile.

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

Based upon recommendations from our consulting geologist, we have staked and claimed property surrounding the El Capitan Property site located in Lincoln County, New Mexico, increasing the acreage of our total BLM claimed area. We continue to maintain BLM load claims covering the approximately 240 acres and increased our BLM claimed area in 2016 to 2,240 acres that support the Company’s mineral exploration operating plans.

The Company has four grants from President Woodrow Wilson which Grants Rights and easements to the property.

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

Mineral Title

As of September 30, 2016, the Company’s holdings at the El Capitan Property consist of four (4) patented mining claims, covering approximately 77.5 acres (the “Patented Claims”), and twelve (112) lode claims with the BLM, covering approximately 2,240 acres (the “BLM Claims”). The Patented Claims and BLM Claims are held in the name of ECL and ECPN. The BLM Claims are Federal unpatented mining claims for locatable minerals and are located on public land and held pursuant to the General Mining Law of 1872, as amended. The Company fully owns the mining rights and believes the claims are in good standing in accordance with the mining laws of the United States.

To maintain our claims in good standing, for its Patented Claims the Company must pay annual property taxes to Lincoln County, and for its BLM Claims, the Company must pay annual assessment fees to the BLM and record the payment of rental fees with Lincoln County. The current year annual assessment and recording costs for our BLM Claims total approximately $25,560. The Company has paid the required assessment fees for 2016 assessment year (September 1, 2016 through August 31, 2017).

The Company has no underlying agreements or royalty agreements on any of its claims.

The map set forth below shows the location of our claims on the El Capitan Property as of September 30, 2016:

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

The New Mexico Environmental Department issued our Air Quality Permit, NSR permit No. 5951 in November 2014.

Previous Operations

To our knowledge, prior to its acquisition by ECL, the property was last active in 1988. The property was previously drilled with a total of approximately 160 short core holes by the U,S, Bureau of Mines in 1944 and 1948.  The results of this drilling showed that our patented claims contain a combined indicated and inferred resource of approximately 2.5 million short tons of potential iron ore containing an average 53.38% magnetite.  This equates to a resource of approximately 1.34 million short tons of contained magnetite in the deposit.  Reported analytical results on drill core show that magnetite in the deposit has an average of 66.82% TFe (percent total iron). From 1961 to 1988, to our knowledge, an estimated 250,000 tons of iron were produced on the property. Prior to December 2004, there had not been any significant exploration completed on the property. There had only been shallow drilling of the upper magnetite horizon, which was completed by the U.S. Bureau of Mines in 1944 and 1948, and additionally performed by ECL in 2005 and 2006. Additionally, there was geologic mapping of the property at a scale of 1:3,600 by Kelley in 1952.

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

The Company and Gold and Minerals Company, Inc. (“G&M”), a wholly owned subsidiary of the Company, have incurred a total of $10,907,023 in exploration and mine development costs associated with the El Capitan Property.  G&M incurred $5,275,916 in exploration costs from January 1, 1994 through January 19, 2011, at which time it was merged into the Company, and the Company has incurred $5,631,107 in exploration costs from its inception on July 26, 2002 through September 30, 2016.  The foregoing exploration and mine development costs include costs associated with drilling, assaying, filing fees, extraction process development, consultant, geological, metallurgical, chemist, environmental and legal fees, and other miscellaneous property exploration costs have been expensed as required under the SEC Industry Guide 7.

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

Table of Contents Index to Financial Statements

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

In March 2014, we announced that the Company reached an agreement with Logistica US Terminals LLC (“Logistica”), a Texas-based limited liability company and member of LIT Group network. The contract, which is the first of several contracts with high-profile mining industry companies, supports the Company’s mineral exploration plans and represents a tactical initiative to support the marketing and potential sale of the El Capitan Property. Under the terms of a Master Service Agreement, Logistica has agreed to finance and operate the extraction of iron from mineralized materials at the El Capitan Property mine and provide the Company with a turnkey solution that also includes shipment of the iron to ports where buyers will take delivery. The contracts with Logistica were superseded by a new agreement entered into on January 5, 2016 to encompass our concentrated mineralized material.

In March 2014, we also announced that we reached an agreement with GlencoreXstrata for the purchase of iron from the El Capitan Property mine. Under the terms of the agreement, GlencoreXstrata committed to ongoing purchases of iron from the El Capitan Property. GlencoreXstrata will issue a Letter of Credit to guarantee payment on iron sales. Because of current market iron ore prices, the contract has not implemented

In late April 2014, we announced the purchase of a heavy metals separation system from AuraSource, Inc. that uses state-of-the-art technology to separate hematite and magnetite from other elements in the El Capitan Property mineralized deposits. The AuraSource system leaves a rich concentrate of mineralized material that we will use to extract precious metals. We have successfully completed the assembly and testing of the AuraSource heavy metals separation system at the El Capitan Property.

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

In September 2014, we announced that we had reached an agreement for the sale of mineralized tailings from the El Capitan Property to a Hong Kong-based trading company. This agreement was not finalized due to a disagreement regarding which party would serve the importer of the mineralized materials. Other contributing factors to the delay on finalizing this contract were disputes involving unionized dock workers that hindered trade at international seaports on the West coast of the United States during the first and second quarters of 2015, and the subsequent downturn of the China economy later in 2015.

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

Table of Contents Index to Financial Statements

Description of Equipment

We have purchased a heavy metals separation system from AuraSource, Inc that uses state-of-the-art technology to separate hematite and magnetite from other elements in the mineralized materials collected at the El Capitan Property. The AuraSource process separates the head ore into three products: iron ore, precious metals and middlings, which is mostly a waste product. The system does not use any water or toxic chemicals and utilizes complete green industrial extraction of precious metals. At full capacity, the machine can process up to 400 tons of mineralized material per hour. The Company built various protective coverings for the AuraSource machine and for storage of small tools and other related enhancements relative to our project.

The Company has purchased a water truck to transport water to the El Capitan Property pending the drilling on-site. We also have a mobile home situated on our patented land. The Company currently has no other material equipment or buildings on site.

From time to time, we have entered into agreements with various personnel and companies to conduct exploration projects on the El Capitan Property. Each of the respective companies utilizes its own equipment to perform contracted work at the El Capitan Property. Currently our contract miner has used various types of equipment on the El Capitan Property site, which has been rented to perform the required mining activities.

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

Executive Offices and Administrative Offices

The executive and administrative office is at 5871 Honeysuckle Road, Prescott. Arizona 86305. The office premises are contributed free of charge by Mr. Stephen J. Antol, Chief Financial Officer for the Company. We believe that the offices are adequate to meet our current operational requirements. Other than our property as described above, we do not own any real property.

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

During our current fiscal operating year the Company received various minor violations from MSHA. The proposed assessments are currently being contested by the Company and we are waiting for a requested hearing before the independent Federal Mine Safety and Health Review Commission. The proposed assessments aggregate $1,864.

Table of Contents Index to Financial Statements

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the OTCQB Marketplace operated by the OTC Markets Group, Inc., or “OTCQB,” under the ticker symbol “ECPN.” The following table sets forth the range of high and low closing bid quotes of our common stock per quarter as reported by the OTCQB for the past two fiscal years ended September 30, 2016 and 2015, respectively. All quoted prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Price Range
Quarter Ended	High	Low

September 30, 2016	$0.199	$0.035
June 30, 2016	$0.074	$0.030
March 31, 2016	$0.067	$0.034
December 31, 2015	$0.995	$0.045

September 30, 2015	$0.095	$0.060
June 30, 2015	$0.155	$0.056
March 31, 2015	$0.125	$0.075
December 31, 2014	$0.180	$0.090

Holders

As of January 11, 2017, we had approximately 1,423 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder. As of January 11, 2017, we had approximately 8,250 beneficial holders of our common stock.

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

On November 26, 2015, the Company entered into an agreement with an accredited third party financing source for the repayment of a note and accrued interest. As consideration in retirement of the loan and accrued interest, the Company issued 3,500,000 shares of restricted common stock of the Company to the lender. The issuance of shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

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

In April 2016, the Company issued to two lenders in connection with a loan extension, 75,000 shares each of restricted common stock with an aggregate value of $4,858 on the date of issuance. The issuance of shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

On April 22, 2016, the Company issued a total of 600,000 shares of restricted common stock to an individual for accrued compensation and expenses payable that was valued at $23,640 on the date of issuance. The issuance of the 600,000 shares of restricted common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

On June 9, 2016, we issued 2,879,127 shares of restricted common stock for an aggregate of $52,256 in principal and accrued interest under a promissory note. The issuance of shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

During the quarter ended June 30, 2016, we issued 1,166,814 shares of common stock to River North Equity, LLC (“River North”) under the Equity Purchase Agreement dated March 16, 2016 (the “Purchase Agreement”) between the Company and River North for aggregate proceeds of $45,995. The issuances of shares were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

During the quarter ended September 30, 2016, we issued 3,462,228 shares of restricted common stock in final conversion of an aggregate of $67,960 in principal and accrued interest under a promissory note. The issuances of shares were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

On August 4, 2016, the Company issued 500,000 shares of restricted common stock to a creditor for carrying a significant balance with a value of $36,000 on the date of issuance. The issuance of shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

On August 8, 2016, we issued 9,506,619 shares of restricted common stock for complete conversion of an aggregate of $186,662 in principal and accrued interest under a promissory note. The issuance of shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

During the six months ended September 30, 2016, we issued 11,905,792 shares of common stock to River North under the Purchase Agreement between the Company and River North for aggregate proceeds of $825,684. The issuances of shares were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Table of Contents Index to Financial Statements

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Business

The Company is an exploration stage company as defined by the SEC’s Industry Guide 7 as the Company has no established reserves as required under Industry Guide 7. We are principally engaged in the exploration of precious metals and other minerals on the El Capitan property located near Capitan, New Mexico (the “El Capitan Property”). We have recorded nominal revenues in the fiscal year ended September 30, 2016 consisting of revenue for test loads of iron ore to a construction contractor.

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

Results of Operations - Fiscal year ended September 30, 2016 compared to fiscal year ended September 30, 2015.

We are an exploration stage company and have not yet realized any material revenue from operations through our fiscal year 2016. We realized a net increase in operating expenses of $895,423, from $$2,264,029 for the fiscal year ended September 30, 2015 to $3,159,452 for the fiscal year ended September 30, 2016. The increase is comprised mainly of increases in mine and exploration costs of $1,607,241. These increases were offset by decreases in legal and accounting of $125,639 and other general and administrative expenses of $568,355.

The increase in exploration costs is mainly associated with the start-up active mining operations at the El Capitan Property and includes a one-time non-cash contract cost of $589,000. Costs were incurred to clear vegetation, prepare pads to work on and for the operating equipment. Other major cost incurred was in conjunction with concentrating the ore to various specifications for testing by various refiners. We also made significant improvements to the road to the site as required by MSHA. Under SEC Guide 7, we are required to expense all incurred associated costs. The decrease in legal and accounting expenses occurred due to decreased legal fees related to the negotiation and preparation of contracts and agreements associated with the prior fiscal year. The decrease in other general and administrative expenses is attributable to decreased non-cash costs associated with options and warrants aggregating $494,497 and depreciation expensed against operations in the current fiscal year of $58,244.

Our net loss increased by $1,664,264 from $2,843,473 for the fiscal year ended September 30, 2015 to $4,507,737 for the current fiscal year ended September 30, 2016. The increase in net loss is mainly attributable to the net increase in operating expenses detailed above and an increase in a non-cash loss on derivative instruments aggregating $767,940.

Liquidity and Capital Resources

As of September 30, 2016, we had cash on hand of $296,619 and a working capital deficit of $1,334,349. Based upon our budgeted burn rate, we currently have operating capital for approximately three months. The Company has historically relied on equity or debt financings to finance its ongoing operations. Currently, the Company intends to rely on the sale of stock under the Purchase Agreement with River North to fund its ongoing operations until such time as the Company can generate revenue from its mineral exploration and mining activities.

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

Table of Contents Index to Financial Statements

Recent Financing Activities

Agreements with Logistica U.S. Terminals, LLC

On January 5, 2016, we entered into our current agreement with Logistica U.S. Terminals, LLC (“Logistica”). Under the agreement we will provide to Logistica concentrated ore to their specifications at the mine site. Logistica will transport, process, and refine the precious metals concentrates to sell to precious metals buyers. The terms of the new agreement provide for the recovery of hard costs related to the concentrates by both parties prior to the distribution of profits. The agreement also provides for the future issuance of 10,000,000 shares of our restricted common stock and the elimination of a $100,000 accrued liability to Logistica for prior services rendered. When certain terms and conditions are met, the Agreement calls for Logistica to arrange for a letter of credit for working capital for the mining, processing and sale activities under the Agreement. The shares were issued in August 2016. The new agreement supersedes previous agreements with Logistica entered into in March 2014. See “Item 1. Business – Business Operations - Arrangements with Glencore AG and Logistica.”

October 17, 2014 Note and Warrant Purchase Agreement

On October 17, 2014, we entered into a private Note and Warrant Purchase Agreement with an accredited investor pursuant to which we borrowed $500,000 against delivery of a promissory note (the “2014 Note”) in such amount and issued warrants to purchase 882,352 shares of our common stock pursuant to the Note and Warrant Purchase Agreement. The promissory note carries an interest rate of 8% per annum, was initially due on July 17, 2015 and is secured by a first priority security interest in all right, title and interest of the Company in and to the net proceeds received by the Company from its sale of tailings separated from iron recovered by the Company at the El Capitan Property. On August 24, 2015, the 2014 Note was mutually extended from July 17, 2015 to January 17, 2016. In consideration of the extension, the Company amended the common stock purchase warrant to purchase 4,714,286 shares (subject to adjustment) of our common stock at an exercise price of $0.07 per share. The warrant dated October 17, 2014 was cancelled. On January 19, 2016, the amended 2014 Note was extended from January 17, 2016 to September 19, 2016. In consideration of the extension, we issued to the investor a fully vested three year common stock purchase warrant to purchase 471,429 shares (subject to adjustment) of common stock of the Company at an exercise price of $0.051 per share, the closing price on the date of the agreed extension agreement. The fair value of the warrants was determined to be $16,775 using Black-Scholes option price model and was expensed during the three months ended March 31, 2016. The issuance of the new warrant was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering. As of September 30, 2016, the outstanding balance under the amended 2014 Note was $400,000 and accrued interest was $1,140. Subsequent to our current fiscal year the investor verbally agreed to reduce the outstanding principal balance of this note by an additional $150,000 along with the current accrued interest.

February 4, 2015 Unsecured Promissory Notes

On February 4, 2015, we issued unsecured promissory notes in the aggregate principal amount of $63,000, of which $30,000 is issued to MRI, a company controlled by John F. Stapleton, who served as the Chief Financial Officer and a director of the Company at that time and who currently serves as President and Chief Executive Officer and a director of the Company. Outstanding amounts under these notes accrue interest at 18% per year, with all principal and accrued interest being due and payable on February 4, 2016. As additional consideration for the loan, we issued 200,000 shares of our restricted common stock for each note for a total of 400,000 shares. The relative fair value of the common stock was determined to be $21,211 and was recorded as discounts to the promissory notes was amortized to interest expense over the life of the notes. On February 4, 2016, one of the promissory notes was amended to extend the maturity date from February 4, 2016 to February 4, 2017 and reduced the interest rate to 10% per year. The Company also agreed to add the accrued interest on the note at February 4, 2016 of $5,940 to the principle of the note. In consideration of the amendment, the Company agreed to issue an aggregate 150,000 shares of restricted common stock of the Company to the lenders and the Board of Directors approved the issuance on April 22, 2016. One of the lenders is affiliated with the Company and provided $30,000 of the original $63,000 loaned funds and has agreed to extend the note to February 4, 2017 at the same rate of interest and the issuance of 200,000 shares of our restricted common stock. Our obligations under both notes are personally guaranteed by the Company’s director and Chief Executive Officer at the time of the original notes.

During the fiscal year ended September 30, 2016, aggregate amortization expense of $12,065 was recognized, the aggregate outstanding balance under these notes at September 30, 2016 was $68,940, accrued interest was $11,486 and the unamortized discounts on the notes payable was $1,769.

Table of Contents Index to Financial Statements

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

The loan accrued interest at 10% per year, with all principal and accrued interest being due and payable on April 17, 2016. To secure the loan, we granted the lender a security interest in the AuraSource heavy metals separation system located on the El Capitan Property. As additional consideration for the loan, the Company issued 3,000,000 shares of our restricted common stock to the note holder. The note, including a portion of accrued interest of $7,500, was satisfied in its entirety in December 2015 in exchange for 3,772,728 restricted shares of our restricted common stock. The note and accrued interest retired aggregated $207,500 and the fair value of the stock was $215,423. The Company recorded a loss on the debt conversion of $7,923. At September 30, 2016, unpaid accrued interest remained of $2,466.

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

December 2, 2015 Securities Purchase Agreement

On December 2, 2015, we entered into a Securities Purchase Agreement for two $114,400 convertible notes with an accredited investor for an aggregate principal amount of $228,800 with an annual interest rate of 9%. Each note contains an original issue discount (“OID”) of $10,400 and related legal and due diligence costs of $12,000. The Company received net proceeds of $92,000 from the first note received by the Company. The second note was cancelled. The maturity date on the first note is December 2, 2017. An amendment to the note on January 12, 2016, allows us to prepay in full the unpaid principal and interest on the note, upon notice, any time prior to June 3, 2016. Any prepayment is at 140% face amount outstanding and accrued interest. The redemption must be closed and paid for within three business days of the Company sending the redemption demand. The note may not be prepaid after the June 2, 2016. The note is convertible into shares of the Company’s common stock at any time beginning on May 30, 2016. The conversion price is equal to 55% of the lowest trading price of our common stock as reported on the QTCQB for the 10 prior trading days (and may include the day of the Notice of Conversion under certain circumstances). We agreed to reserve an initial 5,033,000 shares of common stock for conversions under the note. We also agreed to adjust the share reserve to ensure that it equals at least four times the total number of shares of common stock issuable upon conversion of the note from time to time. We recognized the fair value of the embedded conversion feature as a derivative liability on June 9, 2016 of $136,276.

Table of Contents Index to Financial Statements

The note contained an embedded conversion option and was separated from the note and accounted for as a derivative instrument at fair value and discount to the note and is expensed over the life of the note under the effective interest method. The initial carrying value of the of the embedded conversion option exceeded the net proceeds received and created a derivative loss of $$132,068 in the period ending December 31, 2015. The Company recorded a loan discount of $114,400 and the discount included OID interest of $10,400 and related loan costs of $12,000. For the year ended September 30, 2016, the discount amortization was $114,400. During the period of conversion we issued 6,341,355 shares of restricted common stock in satisfaction of $114,400 principal and accrued interest of $5,816.

January 26, 2016 Securities Purchase Agreement

On January 26, 2016 (the “Effective Date”), we entered into a Securities Purchase Agreement (the “SPA”) for an $180,000 convertible note with an accredited investor, with an annual interest rate of 7%. The note contains an OID of $18,000 and related legal costs of $6,000. The net proceeds received by the Company were $156,000. The maturity date of the note is January 26, 2017. Interest is due on or before the maturity date. We may redeem the note by prepaying the unpaid principal and interest on the note, upon notice, any time prior to 180 days after the Effective Date. If redemption is (i) prior to the 30th day the note is in effect (including the 30th day), the redemption will be 105% of the unpaid principal amount and accrued interest; (ii) if the redemption is on the 31st day up to and including the 60th day the note is in effect, the redemption price will be 115% of the unpaid principle amount of the note along with any accrued interest; (iii) if the redemption is on the 61st day up to and including the 120th day the note is in effect, the redemption price will be 135% of the unpaid principle amount of the note along with any accrued interest; if the redemption is on the 121st day up to and including the 180th day the note is in effect, the redemption price will be 150% of the unpaid principle amount of the note along with any accrued interest. The redemption must be closed and paid for within three business days of the Company sending the redemption demand. The note may not be prepaid and redeemed after the 180th day. The note is convertible into shares of the Company’s common stock at any time beginning on the date which is 181 days following the Effective Date. The conversion price is equal to 55% of the lowest trading price of our common stock as reported on the QTCQB for the 10 prior trading days and may include the day of the Notice of Conversion under certain circumstances. The Company agreed to reserve an initial 10,800,000 shares of common stock for conversions under the note (the “Share Reserve”). We also agreed to adjust the Share Reserve to ensure that it always equals at least three times the total number of shares of common stock that is actually issuable if the entire note were to be converted. The OID interest of $18,000 and related loan costs of $6,000 was recorded as a discount to the note and was being amortized over the life of the loan as interest expense

The note has an embedded conversion option which qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, the Company recognized the fair value of the embedded conversion feature as a derivative liability on July 25, 2016 of $238,479 with $167,898 recorded as a discount to the note and $70,581 recorded as a day one derivative loss. On August 8, 2016, the investor converted the principal balance of $180,000 and accrued interest of $6,662 into 9,506,619 shares of restricted common stock. For the year ended September 30, 2016, the discount amortization was $191,898.

March 16, 2016 Purchase Agreement and Registration Rights Agreement; December 9, 2016 Amendment

On March 16, 2016, we entered into a Purchase Agreement with River North, which was subsequently amended on December 9, 2016 by Amendment No. 1 thereto (the “Amendment”). Pursuant to the Purchase Agreement we may from time to time, in our discretion, sell shares of our common stock to River North for aggregate gross proceeds of up to $5,000,000. Unless terminated earlier, River North’s purchase commitment will automatically terminate on the earlier of the date on which River North shall have purchased Company shares pursuant to the Purchase Agreement for an aggregate purchase price of $5,000,000 or March 16, 2018. We have no obligation to sell any shares under the Purchase Agreement.

As provided in the Purchase Agreement, the Company may require River North to purchase shares of common stock from time to time by delivering a put notice to River North specifying the total purchase price for the shares to be purchased (the “Investment Amount”); provided there must be a minimum of 10 trading days between deliveries of each put notice. The minimum trading days between deliveries of put notices may be adjusted downward at the discretion of River North from time to time. Currently the minimum time between the put notices is five (5) days. This arrangement is also sometimes referred to herein as the “Equity Line.” We may determine the Investment Amount, provided that such amount may not be more than the average daily trading volume in dollar amount for the Company’s common stock during the 10 trading days preceding the date on which the Company delivers the applicable put notice. Additionally, such amount may not be lower than $5,000 or higher than $150,000 without prior approval of River North. The number of shares issuable in connection with each put notice will be computed by dividing the applicable Investment Amount by the purchase price for such common stock. River North will have no obligation to purchase shares under the Purchase Agreement to the extent that such purchase would cause River North to own more than 9.99% of the Company’s common stock.

Table of Contents Index to Financial Statements

Prior to the Amendment, for each share of our common stock purchased under the Purchase Agreement, River North paid a purchase price equal to 85% of the Market Price, which was defined as the average of the two lowest closing bid prices on the OTCQB Marketplace, as reported by Bloomberg Finance L.P., during the five consecutive Trading Days including and immediately prior to the date on which the applicable put notice is delivered to River North (the “Pricing Period”). If, at the time of a sale, we were not deposit/withdrawal at custodian (“DWAC”) eligible, or if we were under Depository Trust Company (“DTC”) “chill” status, an additional 5.0% and 10% discount to the Market Price, respectively, applied.

On December 9, 2016, the Company and River North entered into the Amendment in order to amend the formula pursuant to which the purchase price for the Company’s shares is calculated and to make certain other amendments to the terms of the Purchase Agreement. As amended, the Pricing Period now includes the five consecutive trading days including and immediately prior to the settlement date of the sale, which in most circumstances will be the trading day immediately following the date that a put notice is delivered to River North (a “Put Date”). In addition, the Amendment provides that if either (i) the closing bid price the common stock is less than $0.10 per share on the Put Date, or (ii) the average daily trading volume in dollar amount for the common stock during the ten trading days including and immediately preceding a Put Date is less than $50,000, then an additional 10% discount to the Market Price will be taken when calculating the purchase price for the shares. The prior discounts for DWAC ineligibility and DTC chill status remain.

River North’s obligation to purchase shares under the Purchase Agreement is subject to customary closing conditions, including without limitation a requirement that a registration statement remain effective registering the resale by River North of the shares to be issued pursuant to the Purchase Agreement as contemplated by the Registration Rights Agreement described below. The Purchase Agreement contains covenants, representations and warranties of the Company and River North that are typical for transactions of this type. In addition, the Company and River North have granted each other customary indemnification rights in connection with the Purchase Agreement. The Purchase Agreement may be terminated by the Company at any time. The Purchase Agreement is not transferable and any benefits attached thereto may not be assigned.

The foregoing description of the Purchase Agreement (including the Amendment) does not purport to be complete and is subject to and qualified in its entirety by reference to the Purchase Agreement itself (including the Amendment).

During the fiscal year ended September 30, 2016, we issued a total of 13,072,636 shares of common stock to River North under the Purchase Agreement for aggregate proceeds of $871,679.

Also on March 16, 2016, in connection with the Purchase Agreement, we entered into a Registration Rights Agreement with River North requiring the Company to prepare and file, within 45 days of the effective date of the Registration Rights Agreement, a registration statement registering the resale by River North of the shares to be issued under the Purchase Agreement, and to use commercially reasonable efforts to cause such registration statement to become effective, and to keep such registration statement effective until (i) three months after the last closing of a sale of shares under the Purchase Agreement, (ii) the date when River North may sell all the shares under Rule 144 without volume limitations, or (iii) the date on which River North no longer owns any of the shares. On April 11, 2016, we filed a Registration Statement on Form S-1 (SEC File No. 333-210686) with the SEC registering the resale of up to 25,000,000 shares of the Company’s common stock that may be issued and sold to River North pursuant to the Purchase Agreement. Such Registration Statement was declared effective by the SEC on April 20, 2016.

As partial consideration for the above-mentioned agreements, on March 16, 2016, we issued to River North a “commitment” convertible promissory note (the “Commitment Note”) in the principal amount of $35,000. The Commitment Note accrued interest at a rate of 10% per annum and was scheduled to mature on March 16, 2017. Upon the registration statement contemplated by the Registration Rights Agreement being declared effective, $10,000 of the principle balance of the Commitment Note and accrued interest thereon was extinguished and deemed to have been repaid.

After 180 days following the date of the Commitment Note, or earlier upon the occurrence of an event of default that remains uncured, the Commitment Note may be converted into shares of the Company’s common stock at the election of River North at a conversion price per share equal 60% of the Current Market Price, which is defined as the lowest closing bid price for the common stock as reported by Bloomberg, LP for the 10 trading days ending on the trading day immediately before the conversion. The loan principal and accrued interest were paid in full prior to the note conversion date.

Table of Contents Index to Financial Statements

On March 16, 2016, we entered into a Securities Purchase Agreement with River North pursuant to which the Company issued a convertible promissory note (the “Bridge Note”) to River North, in the original principal amount of $90,000, in consideration of the payment by River North of a purchase price equal to $73,800, with $9,000 retained by River North as original issue discount and $7,200 for related legal and due diligence costs and these costs were recorded as discount to the note. The Company issued the Bridge Note on March 16, 2016. The Bridge Note accrues interest at a rate of 10% per annum and matures on March 16, 2017.The Bridge Note provides for conversion rights and events of default on substantially the same terms and conditions as the Commitment Note; provided however that an event of default under the Bridge Note will also be triggered if the Company fails to use at least 15% of the proceeds from each sale of shares under the Purchase Agreement to prepay a portion of the Bridge Note after it becomes convertible. The loan principal and accrued interest were paid in full prior to the note conversion date and for the fiscal year ended we recorded a discount expense of $16,200.

Financing of Insurance Premiums

On July 14, 2015, we entered into an agreement to finance a portion of our liability insurance premiums in the amount of $15,116 at an interest rate of 8.76% with equal payments of $1,573, including interest, due monthly beginning July 14, 2015 and continuing through April 14, 2016. In August 2015, an increase in premium of $1,876 occurred due an increase in coverage and the remaining payments increased to $1,815. As of September 30, 2016, the outstanding balance under this note payable was $0.

On November 19, 2015, we entered into an agreement to finance director and officer insurance premiums in the amount of $26,031 at an interest rate of 7.05% with equal payments of $2,688, including interest, due monthly beginning December 21, 2015 and continuing through September 21, 2016. As of September 30, 2016, the outstanding balance under this note payable was $0.

On December 31, 2015, we entered into an agreement to finance additional liability insurance premiums in the amount of $6,742 at an interest rate of 8.752% with equal payments of $2,283, including interest, due monthly beginning February14, 2016 and continuing through April 14, 2016. As of September 30, 2016, the outstanding balance under this note payable was $0.

On August15, 2016, we entered into an agreement to finance a portion of our liability insurance premiums in the amount of $28,384 at an interest rate of 7.25% with equal payments of $2,934, including interest, due monthly beginning July 14, 2016 and continuing through April 14, 2017. As of September 30, 2016, the outstanding balance under this note payable was $20,048.

Factors Affecting Future Mineral Exploration Results

We have generated no revenues, other than interest income and miscellaneous revenue from the sale of two dore’ bars, and loads of iron ore to a contractor since inception. As a result, we have only a limited history upon which to evaluate our future potential performance. Our potential must be considered by evaluation of all risks and difficulties encountered by exploration companies which have not yet established business operations and anticipated results and situations of entering active exploration activities.

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

Time delays in obtaining any necessary future approvals from the various governmental agencies, both federal and state, may also cause delays, all of which are not under our control, in achieving our strategic business plan and current plan of operation.

Table of Contents Index to Financial Statements

Off-Balance Sheet Arrangements

During the fiscal year ended September 30, 2016, we did not engage in any off-balance sheet arrangements as set forth in Item 303(a)(4) of the Regulation S-K.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Note 1, “Business, Basis of Presentation and Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for the fiscal year ended September 30, 2016, describes our significant accounting policies which are reviewed by management on a regular basis.

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

EL CAPITAN PRECIOUS METALS, INC.

Table of Contents Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

El Capitan Precious Metals, Inc.

Prescott, Arizona

We have audited the accompanying consolidated balance sheets of El Capitan Precious Metals, Inc. and its subsidiaries (collectively, the “Company”) as of September 30, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of El Capitan Precious Metals, Inc. and its subsidiaries as of September 30, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no source of revenue to cover its costs, incurred a net loss for the year ended September 30, 2016 and has a working capital deficit as of September 30, 2016. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

January 13, 2017

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$296,619	$71,393
Prepaid expense and other current assets	135,196	61,654
Inventory	252,466	52,279
Total Current Assets	684,281	185,326

Property and equipment, net of accumulated depreciation of $128,748 and $63,470, respectively	577,883	588,067
Exploration property	1,864,608	1,864,608
Restricted cash	74,504	74,499
Deposits	22,440	22,440
Total Assets	$3,223,716	$2,734,940

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$224,079	$251,834
Notes payable, net of unamortized discounts of $1,769 and $77,157, respectively	857,219	1,168,187
Note payable, related party net of unamortized discounts of $0 and $4,438, respectively	30,000	25,562
Accrued compensation - related parties	500,000	228,975
Accrued liabilities	407,332	592,764
Total Current Liabilities	2,018,630	2,267,322

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 51 and 51 shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 366,254,777 and 285,398,000 shares issued and outstanding, respectively	366,255	285,398
Additional paid-in capital	212,865,439	207,701,091
Accumulated deficit	(212,026,608)	(207,518,871)
Total Stockholders’ Equity	1,205,086	467,618
Total Liabilities and Stockholders’ Equity	$3,223,716	$2,734,940

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2016	2015

REVENUES	$2,950	$—

COSTS ASSOCIATED WITH REVENUES	3,300	—
Gross Loss	(350)	—

OPERATING EXPENSES:
Mine and exploration costs	2,232,191	624,950
Professional fees	210,896	208,720
Administrative consulting fees	240,000	260,000
Legal and accounting fees	216,028	341,667
Other general and administrative	260,337	828,692
Total Operating Expenses	3,159,452	2,264,029

LOSS FROM OPERATIONS	(3,159,802)	(2,264,029)

OTHER INCOME (EXPENSE):
Interest income	20	23
Loss on derivative instruments	(767,940)	—
Loss on debt extinguishment	(80,396)	(220,703)
Interest expense – related party	(4,438)	(3,521)
Interest expense	(495,181)	(355,243)
Total Other Income (Expense)	(1,347,935)	(579,444)

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,507,737)	(2,843,473)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(4,507,737)	$(2,843,473)

Basic and Diluted Per Share Data:
Net Loss Per Share - basic and diluted	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding:
Basic and diluted	318,237,726	280,599,695

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED SEPTEMBER 30, 2016 AND 2015

					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at September 30, 2014	278,053,877	$278,054	51	$—	$206,411,222	$(204,675,398)	$2,013,878
Common stock issued for services	2,500,000	2,500	—	—	235,050	—	237,550
Options expense	—	—	—	—	525,703	—	525,703
Sales of common stock for cash	594,318	594	—	—	49,406	—	50,000
Common stock issued with notes payable	3,400,000	3,400	—	—	116,159	—	119,559
Stock issued for related party payables	849,805	850	—	—	52,684	—	53,534
Warrants issued with debt extinguishment	—	—	—	—	220,703	—	220,703
Warrants issued with notes payable	—	—	—	—	73,053	—	73,053
Warrants issued as deferred financing cost	—	—	—	—	17,111	—	17,111
Net loss	—	—	—	—	—	(2,843,473)	(2,843,473)
Balances at September 30, 2015	285,398,000	$285,398	51	$—	$207,701,091	$(207,518,871)	$467,618
Common stock issued for services and to contract miners	38,026,842	38,027	—	—	2,232,629	—	2,270,656
Options expense	—	—	—	—	31,206	—	31,206
Sales of common stock for cash	13,072,636	13,073	—	—	858,606	—	871,679
Stock placement fees	—	—	—	—	(25,000)	—	(25,000)
Common stock issued for conversion of notes payable and accrued interest	23,120,702	23,121	—	—	686,430	—	709,551
Common stock issued for accrued compensation and payable	4,339,324	4,339	—	—	219,497	—	223,836
Common stock issued for accrued liability	2,147,273	2,147	—	—	111,659	—	113,806
Warrants issued with debt extinguishment	—	—	—	—	16,775	—	16,775
Financial derivatives associated with convertible notes	—	—	—	—	1,027,838	—	1,027,838
Common stock issued as deferred financing cost	150,000	150	—	—	4,708	—	4,858
Net loss	—	—	—	—	—	(4,507,737)	(4,507,737)
Balances at September 30, 2016	366,254,777	$366,255	51	$—	$212,865,439	$(212,026,608)	$1,205,086

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents Index to Financial Statements

 EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,507,737)	$(2,843,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrant and option expense	31,206	525,703
Stock-based compensation	1,884,102	237,550
Amortization of debt discounts	407,182	269,576
Amortization of deferred financing cost	—	17,111
Depreciation	66,596	60,453
Loss on debt extinguishment	80,396	220,703
Loss on derivative instruments	767,940	—
Gain on disposition of fixed asset	(352)	—
Net change in operating assets and liabilities:		—
Prepaid expenses and other current assets	9,200	37,432
Inventory	—	(52,279)
Accounts payable	(14,305)	172,788
Accrued compensation - related parties	380,000	228,975
Accrued liabilities	106,801	405,127
Interest payable	23,467	38,323
Net Cash Used in Operating Activities	(765,504)	(682,011)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(2,385)	(80,954)
Proceeds from asset disposition	6,937	—
Restricted cash	(5)	(59,499)
Net Cash Used in Investing Activities	4,547	(140,453)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	871,679	50,000
Proceeds from notes payable	—	583,000
Proceeds from convertible notes payable, net of original issue discounts	321,800	—
Proceeds from note payable – related party	—	30,000
Payments on notes payable	(215,000)	—
Increase in finance contracts	61,157	39,960
Payments on finance contracts	(53,453)	(27,616)
Net Cash Provided by Financing Activities	986,183	675,344

NET (DECREASE) IN CASH	225,226	(147,120)
CASH, BEGINNING OF YEAR	71,393	218,513
CASH, END OF YEAR	$296,619	$71,393

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Years Ended September 30,
	2016	2015

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$57,145	$33,435
Cash paid for income taxes	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued with debt modification	$4,858	$—
Common stock issued with note payable	—	119,559
Common stock issued on settlement of debt and accrued interest	307,982	—
Warrants issued for deferred financing costs	—	17,111
Warrants issued with notes payable	—	73,053
Common stock issued for related party payables	151,161	53,534
Common stock issued for third party payables	321,178	—
Common stock issued for inventory	241,393	—
Common stock issued for prepayment of services	41,535	—
Common stock issued on conversion of notes payable and accrued interest	306,878	—
Debt discount from derivative liabilities	259,898	—
Derivative allocation between liability and equity	1,027,838	—
Reclassification of accrued interest to note principal balance outstanding	5,940	—
Convertible debt issued for stock issuance cost	25,000	—
Fixed assets purchased on accounts payable	60,612	—

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

The Company is an exploration stage company as defined by the SEC’s Industry Guide 7 as the Company has no established reserves as required under Industry Guide 7. We have owned interests in several properties located in the southwestern United States in the past. We are principally engaged in the exploration of precious metals and other minerals on the El Capitan property located near Capitan, New Mexico (the “El Capitan Property”). We have recorded nominal revenues for the year ended September 30, 2016 consisting of revenue for test loads of iron ore to a construction contractor.

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

El Capitan Precious Metals, Inc., a Nevada corporation, is based in Prescott, Arizona. Together with its consolidated subsidiaries (collectively referred to as the “Company,” “our” or “we”), the Company is an exploration stage company as defined by the Securities and Exchange Commission’s (“SEC”) Industry Guide 7, as the Company has no established reserves as required under the Industry Guide 7. We are principally engaged in the exploration of precious metals and other minerals. Our primary asset is the 100% equity interest in El Capitan, Ltd., an Arizona corporation (“ECL”), which holds an interest in the El Capitan property located near Capitan, New Mexico (the “El Capitan Property”). Our ultimate objective is to market and sell the El Capitan Property to a major mining company or enter into a joint venture arrangement with a major mining company to conduct mining operations. We have completed research and confirmation procedures on the recovery process for the El Capitan Property mineralized material and our evaluation as to the economic and legal feasibility of the property. We have not yet demonstrated the existence of proven or probable reserves at the El Capitan Property. To date, we have not had any material revenue producing operations.  There is no assurance that a commercially viable mineral deposit exists on our property.

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

Basis of Presentation and Going Concern

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company currently has a minimum source of revenue to cover its costs. The Company has incurred a loss for the year ended September 30, 2016 and has a working capital deficit as of September 30, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To continue as a going concern, the Company is dependent on achievement of cash flow and future profits from entering the production stage of operations. The Company does not have adequate liquidity to fund its current operations, meet its obligations and continue as a going concern. The Company has secured working capital loans to assist in financing its activities in the near term. The Company is also pursuing other financing alternatives, including short-term operational strategic financing or equity financing, to fund its activities until it can achieve cash flow and profits from its operations. The Company’s consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Inventory

Inventories include mineralized material stockpile, concentrate, iron ore inventories and road base, as described below. Inventories are carried at the lower of average cost or net realizable value, in the case of mineralized material stockpile and concentrate inventories and minimal cost is attributable to the iron ore inventories. The net realizable value of mineralized material stockpile inventories represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. Concentrate inventories are carried at the lower of full cost of production or net realizable value based on current metals prices. Write-downs of inventory will be reported as a component of production costs applicable to sales.

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

Iron Ore

Iron ore material is inventoried until the market prices are reestablished at a higher market demand and are valued at approximately $20 a ton. Any proceeds from the sale of iron ore will offset the cost of mining the mineralized ore.

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

Restricted Cash

Restricted cash consists of two certificates of deposits in favor of the New Mexico Minerals and Mining Division for a total of $74,504. The amount was increased $59,495 during the fiscal year ended September 30, 2015 with the issuance of the Company’s expanded mining permit and is posted as a financial assurance for required reclamation work to be completed on mined acreage.

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

Net Income (Loss) Per Share

The Company calculates net income (loss) per share as required by Accounting Standards Codification subtopic 260-10, Earnings per Share (ASC 260-10”). Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. For the fiscal years ended September 30, 2016 and 2015, the impact of outstanding stock equivalents has not been included as they would be anti-dilutive. 11,137,500 and 10,387,500 options and 5,332,773 and 4,861,344 warrants were excluded during the fiscal years ended September 30, 2016 and 2015, respectively.

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

The Company recognized stock-based administrative compensation aggregating $31,206 and $525,703 for common stock options issued to administrative personnel, directors and consultants during the fiscal years ended September 30, 2016 and 2015, respectively. Also during the fiscal years ended September 30, 2016 and 2015, the Company paid stock-based compensation consisting of common stock issued to non-employees aggregating $1,884,102 and $237,550, respectively.

Impairment of Long-Lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17, Measurement of an Impairment Loss, if events or circumstances indicate that their carrying amount might not be recoverable. As of September 30, 2016, precious metals recovery process for precious metals is on target with the Company’s updated report from our independent geologist in January 2012 and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal. There were no impairments to long-lived assets for the Company’s fiscal years ended September 30, 2016 and 2015.

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

Revenue Recognition

When revenue is generated from operations, it will be recognized in accordance with FASB ASC 605. In general, the Company will recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. Revenue generated and costs incurred under this agreement will be reported on a net basis in accordance with FASB ASC 605-45. There was minimal revenue generated for the Company’s fiscal year ended September 30, 2016 and none in 2015.

Gain on Settlement of Accounts Payable

During the fiscal years ended September 30, 2016 and 2015, the Company recorded a gain on settlement of accounts payable of $-0- and $53,252, respectively.

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. As at September 30, 2015 and 2014, the Company had no items of other comprehensive income.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

Consulting Agreements

Effective May 1, 2009, the Company has informal arrangements with two individuals, both of whom are officers and one is also a director of the Company, pursuant to which such individuals serve as support staff for the functioning of the home office and all related corporate activities and projects. The aggregate monthly payments under the informal arrangements are $21,667. There are no written agreements with these individuals. Total administrative consulting fees expensed under these informal arrangements for the fiscal year ended September 30, 2016 and 2015 was $250,000 and $260,000 respectively. Accrued and unpaid compensation under these arrangements of $185,000 and $93,975, respectively, was recorded in accrued compensation – related parties at September 30, 2016 and 2015. The individual who was an officer and a director and retired effective in August 2016 remains a director.

During the fiscal year ended September 30, 2015, the Company issued 849,805 common shares to the controller of the Company as payment of accrued compensation of $53,534. The fair value of the stock was $53,534.

During the fiscal year ended September 30, 2016, the Company issued 1,663,186 common shares to a director of the Company as payment of accrued compensation of $108,975. The fair value of the stock was $102,849 and the Company recorded an additional paid-in capital of $6,126.

During the fiscal year ended September 30, 2016, the Company issued 831,591 common shares to the Chief Financial Officer of the Company as payment of accrued compensation of $42,186. The fair value of the stock was $32,765 and the Company recorded an additional paid in capital of $9,421.

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2012, the Company retained the consulting services of Management Resource Initiatives, Inc. (“MRI”), a company controlled by John F. Stapleton who served as the Chief Financial Officer and a director of the Company at that time and who currently serves as President and Chief Executive Officer and a director of the Company. The current monthly consulting fee for such services is $15,000. Total consulting fees expensed to MRI for the fiscal year ended September 30, 2016 and 2015 was $180,000, respectively. At September 30, 2016 and 2015, MRI had accrued and unpaid compensation of $315,000 and $135,000, respectively, recorded in accrued compensation – related parties.

On January 18, 2016, the Board of Directors of the Company appointed Stephan J. Antol as the Company’s Chief Financial Officer, replacing Mr. Stapleton in such capacity. Mr. Stapleton continued to serve as a director of the Company and as Chairman of the Board. Effective August 4, 2016, the Board of Directors of the Company appointed Mr. Stapleton to replace Charles C. Mottley as President and Chief Executive Officer of the Company. The change in senior management was proposed by Mr. Mottley, who continues to serve as a member of the Company’s Board of Directors and as President Emeritus.

On February 4, 2015, the Company signed a $30,000 promissory note payable to MRI, at 18% interest per annum, due and payable on February 4, 2016. As an inducement for the loan represented by the note, the Company issued 200,000 shares of restricted common stock of the Company to MRI. The Company approved amending the note to extend the maturity date from February 4, 2016 to February 4, 2017 under the original terms of the Agreement. See Note 6.

NOTE 3 – INVENTORY

The following table provides the components of inventory as of September 30, 2016 and 2015:

	September 30,
	2016	2015

Mineralized material stockpile	$87,840	$52,279
Concentrate	146,738	—
Iron ore	17,888	—
Total	$252,466	$52,279

NOTE 4 – PROPERTY AND EQUIPMENT

Major classes of property and equipment together with their estimated useful lives, consisted of the following at September 30, 2016 and 2015:

	Useful	September 30,
	Lives	2016	2015

Computers and office equipment	3 years	$8,486	$8,486
Automotive equipment	5 years	15,042	15,042
Mine equipment	3-10 years	532,285	537,803
Equipment structures and other	7-10 years	73,979	73,979
Lab and equipment	5 years	60,612	—
Permits	15 years	16,227	16,227
		706,631	651,537
Less: accumulated depreciation		(128,748)	(63,470)

Net property and equipment		$577,883	$588,067

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense during the fiscal years ended September 30, 2016 and 2015 totaled $66,596 and $60,453, respectively.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following at September 30, 2016 and 2015:

	September 30,
	2016	2015

Compensation and consulting	$—	$62,000
Mining costs	60,613	203,626
Accounting and legal	285,025	277,000
Interest	61,694	50,138
	$407,332	$592,764

NOTE 6 – NOTES PAYABLE

Agreements with Logistica U.S. Terminals, LLC

Under an agreement with Logistica U.S. Terminals, LLC (“Logistica”) dated February 28, 2014, Logistica agreed to remit a $400,000 payment on the Company’s behalf that represented the remaining balance of the Company’s purchase price for a heavy ore trailing separation line to be used for processing of mineralized material at the El Capitan Property mine site. The Company previously remitted $100,000 toward the purchase of such equipment. In consideration for Logistica remitting such payment, the Company agreed to deliver a $400,000 promissory note to Logistica and issued 2,500,000 shares of common stock to a designee of Logistica under the Company’s 2005 Stock Incentive Plan. The promissory note accrues interest at 4.5%, with principal and accrued interest payments to be made out of the Company’s proceeds from sale of iron extracted from mineralized material as part of the Company’s exploration activities. The relative fair value of the common stock was determined to be $222,222 and was recorded as a discount to the promissory note that was amortized to interest expense over the expected life of the note through August 31, 2015. During the fiscal year ended September 30, 2015, amortization expense of $158,559 was recognized. As of September 30, 2016, the outstanding balance under this note payable was $400,000 and accrued interest on the note was $46,603.

On January 5, 2016, we entered into our current agreement with Logistica U.S. Terminals, LLC (“Logistica”). Under the agreement we will provide to Logistica concentrated ore to their specifications at the mine site. Logistica will transport, process, and refine the precious metals concentrates to sell to precious metals buyers. The terms of the new agreement provide for the recovery of hard costs related to the concentrates by both parties prior to the distribution of profits. The agreement also provides for the future issuance of 10,000,000 shares of our restricted common stock and the elimination of a $100,000 accrued liability to Logistica for prior services rendered. When certain terms and conditions are met, the Agreement calls for Logistica to arrange for a letter of credit for working capital for the mining, processing and sale activities under the Agreement. The shares were issued in August 2016. The new agreement supersedes the previous agreements with Logistica.

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 17, 2014 Note and Warrant Purchase Agreement

On October 17, 2014, we entered into a private Note and Warrant Purchase Agreement with an accredited investor pursuant to which we borrowed $500,000 against delivery of a promissory note (the “2014 Note”) in such amount and issued warrants to purchase 882,352 shares of our common stock pursuant to the Note and Warrant Purchase Agreement. The promissory note carries an interest rate of 8% per annum, was initially due on July 17, 2015 and is secured by a first priority security interest in all right, title and interest of the Company in and to the net proceeds received by the Company from its sale of tailings separated from iron recovered by the Company at the El Capitan Property. On August 24, 2015, the 2014 Note was mutually extended from July 17, 2015 to January 17, 2016. In consideration of the extension, the Company amended the common stock purchase warrant to purchase 4,714,286 shares (subject to adjustment) of our common stock at an exercise price of $0.07 per share. The warrant dated October 17, 2014 was cancelled. On January 19, 2016, the amended 2014 Note was extended from January 17, 2016 to September 19, 2016. In consideration of the extension, we issued to the investor a fully vested three year common stock purchase warrant to purchase 471,429 shares (subject to adjustment) of common stock of the Company at an exercise price of $0.051 per share, the closing price on the date of the agreed extension agreement. The fair value of the warrants was determined to be $16,775 using Black-Scholes option price model and was expensed during the three months ended March 31, 2016. The Note is currently due and principal are being made on the Note, As of September 30, 2016, the outstanding balance under the amended 2014 Note was $400,000 and accrued interest was $1,140. Subsequent to our fiscal year end, the outstanding principal balance of the amended 2014 Note was reduced by an additional $150,000 and related accrued interest payments have been made.

February 4, 2015 Unsecured Promissory Notes

On February 4, 2015, we issued unsecured promissory notes in the aggregate principal amount of $63,000, of which $30,000 is issued to MRI, a company controlled by John F. Stapleton, who served as the Chief Financial Officer and a director of the Company at that time and who currently serves as President and Chief Executive Officer and a director of the Company. Outstanding amounts under these notes accrue interest at 18% per year, with all principal and accrued interest being due and payable on February 4, 2016. As additional consideration for the loan, we issued 200,000 shares of our restricted common stock for each note for a total of 400,000 shares. The relative fair value of the common stock was determined to be $21,211 and was recorded as discounts to the promissory notes was amortized to interest expense over the life of the notes. On February 4, 2016, one of the promissory notes was amended to extend the maturity date from February 4, 2016 to February 4, 2017 and reduced the interest rate to 10% per year. The Company also agreed to add the accrued interest on the note at February 4, 2016 of $5,940 to the principle of the note. In consideration of the amendment, the Company agreed to issue an aggregate 150,000 shares of restricted common stock of the Company to the lenders and the Board of Directors approved the issuance on April 22, 2016. One of the lenders is affiliated with the Company and provided $30,000 of the original $63,000 loaned funds and has agreed to extend the note to February 4, 2017 at the same rate of interest and the issuance of 200,000 shares of our restricted common stock. Our obligations under both notes are personally guaranteed by the Company’s director and Chief Executive Officer at the time of the original notes.

During the fiscal year ended September 30, 2016, aggregate amortization expense of $12,065 was recognized, the aggregate outstanding balance under these notes at September 30, 2016 was $68,940, accrued interest was $11,486 and the unamortized discounts on the notes payable was $1,769.

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

The loan accrued interest at 10% per year, with all principal and accrued interest being due and payable on April 17, 2016. To secure the loan, we granted the lender a security interest in the AuraSource heavy metals separation system located on the El Capitan Property. As additional consideration for the loan, the Company issued 3,000,000 shares of our restricted common stock to the note holder. The note, including a portion of accrued interest of $7,500, was satisfied in its entirety in December 2015 in exchange for 3,772,728 restricted shares of our restricted common stock. The note and accrued interest retired aggregated $207,500 and the fair value of the stock was $215,423. The Company recorded a loss on the debt conversion of $7,923. At September 30, 2016, unpaid accrued interest remained of $2,466. During the fiscal year ended September 30, 2016, aggregate amortization expense of $72,619 was recognized.

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

Financing of Insurance Premiums

On July 14, 2015, we entered into an agreement to finance a portion of our liability insurance premiums in the amount of $15,116 at an interest rate of 8.76% with equal payments of $1,573, including interest, due monthly beginning July 14, 2015 and continuing through April 14, 2016. In August 2015, an increase in premium of $1,876 occurred due an increase in coverage and the remaining payments increased to $1,815. As of September 30, 2016, the outstanding balance under this note payable was $0.

On November 19, 2015, we entered into an agreement to finance director and officer insurance premiums in the amount of $26,031 at an interest rate of 7.05% with equal payments of $2,688, including interest, due monthly beginning December 21, 2015 and continuing through September 21, 2016. As of September 30, 2016, the outstanding balance under this note payable was $0.

On December 31, 2015, we entered into an agreement to finance additional liability insurance premiums in the amount of $6,742 at an interest rate of 8.752% with equal payments of $2,283, including interest, due monthly beginning February14, 2016 and continuing through April 14, 2016. As of September 30, 2016, the outstanding balance under this note payable was $0.

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 15, 2016, we entered into an agreement to finance a portion of our liability insurance premiums in the amount of $28,384 at an interest rate of 7.25% with equal payments of $2,934, including interest, due monthly beginning July 14, 2016 and continuing through April 14, 2017. As of September 30, 2016, the outstanding balance under this note payable was $20,048.

The components of the notes payable, including the note payable to related party, at September 30, 2016 are as follows:

	Principal	Unamortized
	Amount	Discount	Net

Notes payable	$858,988	$(1,769)	$857,219
Notes payable – related party	30,000	—	30,000
	$888,988	$(1,769)	$887,219

The components of the notes payable at September 30, 2015 are as follows:

	Principal	Unamortized
	Amount	Discount	Net

Notes payable	$1,245,344	$(77,157)	$1,168,187
Notes payable – related party	30,000	(4,438)	25,562
	$1,275,344	$(81,595)	$1,193,749

NOTE 7 – CONVERTIBLE NOTES PAYABLE

December 2, 2015 Securities Purchase Agreement

On December 2, 2015, we entered into a Securities Purchase Agreement for two $114,400 convertible notes with an accredited investor for an aggregate principal amount of $228,800 with an annual interest rate of 9%. Each note contains an original issue discount (“OID”) of $10,400 and related legal and due diligence costs of $12,000. The Company received net proceeds of $92,000 from the first note received by the Company. The second note was cancelled. The maturity date on the first note is December 2, 2017. An amendment to the note on January 12, 2016, allows us to prepay in full the unpaid principal and interest on the note, upon notice, any time prior to June 3, 2016. Any prepayment is at 140% face amount outstanding and accrued interest. The redemption must be closed and paid for within three business days of the Company sending the redemption demand. The note may not be prepaid after June 2, 2016. The note is convertible into shares of the Company’s common stock at any time beginning on May 30, 2016. The conversion price is equal to 55% of the lowest trading price of our common stock as reported on the QTCQB for the 10 prior trading days (and may include the day of the Notice of Conversion under certain circumstances). We agreed to reserve an initial 5,033,000 shares of common stock for conversions under the note. We also agreed to adjust the share reserve to ensure that it equals at least four times the total number of shares of common stock issuable upon conversion of the note from time to time. We recognized the fair value of the embedded conversion feature as a derivative liability on June 9, 2016 of $136,276.

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The note contained an embedded conversion option and was separated from the note and accounted for as a derivative instrument at fair value and discount to the note and is expensed over the life of the note under the effective interest method. The initial carrying value of the of the embedded conversion option exceeded the net proceeds received and created a derivative loss of $132,068. The Company recorded a loan discount of $114,400 and the discount included OID interest of $10,400 and related loan costs of $12,000. For the year ended September 30, 2016, the discount amortization was $114,400. During the period of conversion we issued 6,341,355 shares of restricted common stock in satisfaction of $114,400 principal and accrued interest of $5,816.

January 26, 2016 Securities Purchase Agreement

On January 26, 2016 (the “Effective Date”), we entered into a Securities Purchase Agreement (the “SPA”) for an $180,000 convertible note with an accredited investor, with an annual interest rate of 7%. The note contains an OID of $18,000 and related legal costs of $6,000. The net proceeds received by the Company were $156,000. The maturity date of the note is January 26, 2017. Interest is due on or before the maturity date. We may redeem the note by prepaying the unpaid principal and interest on the note, upon notice, any time prior to 180 days after the Effective Date. If redemption is (i) prior to the 30th day the note is in effect (including the 30th day), the redemption will be 105% of the unpaid principal amount and accrued interest; (ii) if the redemption is on the 31st day up to and including the 60th day the note is in effect, the redemption price will be 115% of the unpaid principle amount of the note along with any accrued interest; (iii) if the redemption is on the 61st day up to and including the 120th day the note is in effect, the redemption price will be 135% of the unpaid principle amount of the note along with any accrued interest; if the redemption is on the 121st day up to and including the 180th day the note is in effect, the redemption price will be 150% of the unpaid principle amount of the note along with any accrued interest. The redemption must be closed and paid for within three business days of the Company sending the redemption demand. The note may not be prepaid and redeemed after the 180th day. The note is convertible into shares of the Company’s common stock at any time beginning on the date which is 181 days following the Effective Date. The conversion price is equal to 55% of the lowest trading price of our common stock as reported on the QTCQB for the 10 prior trading days and may include the day of the Notice of Conversion under certain circumstances. The Company agreed to reserve an initial 10,800,000 shares of common stock for conversions under the note (the “Share Reserve”). We also agreed to adjust the Share Reserve to ensure that it always equals at least three times the total number of shares of common stock that is actually issuable if the entire note were to be converted. The OID interest of $18,000 and related loan costs of $6,000 was recorded as a discount to the note and was being amortized over the life of the loan as interest expense

The note contained an embedded conversion option which qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, the Company recognized the fair value of the embedded conversion feature as a derivative liability on July 25, 2016 of $238,479 with $167,898 recorded as a discount to the note and $70,581 recorded as a day one derivative loss. On August 8, 2016, the investor converted the principal balance of $180,000 and accrued interest of $6,662 into 9,506,619 shares of restricted common stock. For the year ended September 30, 2016, the discount amortization was $191,898.

NOTE 8 – FAIR VALUE MEASUREMENTS

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on September 30, 2016 and 2015:

September 30, 2016:	Level 1	Level 2	Level 3	Total

Assets
Exploration property	$—	$—	$1,864,608	$1,864,608
Liabilities
None	$—	$—	$—	$—

September 30, 2015:	Level 1	Level 2	Level 3	Total

Assets
Exploration property	$—	$—	$1,864,608	$1,864,608
Liabilities
None	$—	$—	$—	$—

The exploration property associated with the El Capitan Property, which the Company is intending to continue to market for sale to a major mining company, is classified as Level 3. The fair value of the exploration property is determined based upon the cost basis the of the Company’s investment in the exploration property under U.S. GAAP. There was no change in the carrying valuation of the exploration property during the fiscal years ended September 30, 2016 or 2015.

Derivative Liabilities

During December 2015, a total of 4,861,344 warrants were tainted due to the convertible note issued in December 2015 and were reclassified from equity to derivative liabilities with a fair value of $205,526. The note contained an embedded conversion option and was separated from the note and accounted for as a derivative instrument at fair value and discount to the note and is expensed over the life of the note under the effective interest method. The initial fair value of the of the embedded conversion option of $224,068 exceeded the net proceeds received and created a derivative loss of $132,068.

On January 12, 2016, an amendment to the convertible note was made and under GAAP, the derivative liability had to be revalued on this date and eliminated. The fair value of the warrants on January 12, 2016 of $142,803 was reclassified to equity.

On June 9, 2016, the convertible note issued in December 2015 became convertible and a total of 5,332,773 warrants were tainted due to the convertible note and were reclassified from equity to derivative liabilities with a fair value of $149,600. We recognized the fair value of the embedded conversion feature as a derivative liability and derivative loss on June 9, 2016 of $136,276.

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 25, 2016, the convertible note issued in January 2016 became convertible and the Company recognized the fair value of the embedded conversion feature as a derivative liability of $238,479 with $167,898 recorded as a discount to the note and $70,581 recorded as a day one derivative loss.

During July and August 2016, the convertible notes were fully converted to common stock and the derivative liabilities associated with the embedded conversion options and the tainted warrants were reclassified to equity at their fair value of $1,240,161.

The following table summarizes the change in the fair value of derivative liabilities during the year ended September 30, 2016:

Change in Fair
Value for
Year Ended
September 30, 2016

Fair value as of September 30, 2015	$—
Additions recognized as note discounts at inception	259,898
Additions recognized as derivative loss at inception	338,925
Amount reclassified from equity at inception	355,126
Amount reclassified to equity upon resolution	(1,382,964)
Change in fair value	429,015
Fair value as of September 30, 2016	$—

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Related Party

In January 2012, the Company retained the consulting services of Management Resource Initiatives, Inc. (“MRI”), a company controlled by John F. Stapleton who served as the Chief Financial Officer and a director of the Company at that time and who currently serves as President and Chief Executive Officer and a director of the Company. The current monthly consulting fee for such services is $15,000. Total consulting fees expensed to MRI for the fiscal year ended September 30, 2016 and 2015 was $180,000, respectively. At September 30, 2016 and 2015, MRI had accrued and unpaid compensation of $315,000 and $135,000, respectively, recorded in accrued compensation – related parties.

On January 18, 2016, the Board of Directors of the Company appointed Stephan J. Antol as the Company’s Chief Financial Officer, replacing Mr. Stapleton in such capacity. Mr. Stapleton continued to serve as a director of the Company and as Chairman of the Board. Effective August 4, 2016, the Board of Directors of the Company appointed Mr. Stapleton to replace Charles C. Mottley as President and Chief Executive Officer of the Company. The change in senior management was proposed by Mr. Mottley, who continues to serve as a member of the Company’s Board of Directors and as President Emeritus.

On February 4, 2015, the Company signed a $30,000 promissory note payable to MRI, at 18% interest per annum, due and payable on February 4, 2016. As an inducement for the loan represented by the note, the Company issued 200,000 shares of restricted common stock of the Company to MRI. The Company approved amending the note to extend the maturity date from February 4, 2016 to February 4, 2017 under the original terms of the Agreement. See Note 6.

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

Agreements with Logistica U.S. Terminals, LLC

Under an agreement with Logistica U.S. Terminals, LLC (“Logistica”) dated February 28, 2014, Logistica agreed to remit a $400,000 payment on the Company’s behalf that represented the remaining balance of the Company’s purchase price for a heavy ore trailing separation line to be used for processing of mineralized material at the El Capitan Property mine site. The Company previously remitted $100,000 toward the purchase of such equipment. In consideration for Logistica remitting such payment, the Company agreed to deliver a $400,000 promissory note to Logistica and issued 2,500,000 shares of common stock to a designee of Logistica under the Company’s 2005 Stock Incentive Plan. The promissory note accrues interest at 4.5%, with principal and accrued interest payments to be made out of the Company’s proceeds from sale of iron extracted from mineralized material as part of the Company’s exploration activities. The relative fair value of the common stock was determined to be $222,222 and was recorded as a discount to the promissory note that was amortized to interest expense over the expected life of the note through August 31, 2015. During the fiscal year ended September 30, 2015, amortization expense of $158,559 was recognized. As of September 30,2016, the outstanding balance under this note payable was $400,000 and accrued interest on the note was $46,603.

On January 5, 2016, we entered into our current agreement with Logistica U.S. Terminals, LLC (“Logistica”). Under the agreement we will provide to Logistica concentrated ore to their specifications at the mine site. Logistica will transport, process, and refine the precious metals concentrates to sell to precious metals buyers. The terms of the new agreement provide for the recovery of hard costs related to the concentrates by both parties prior to the distribution of profits. The agreement also provides for the future issuance of 10,000,000 shares of our restricted common stock and the elimination of a $100,000 accrued liability to Logistica for prior services rendered. When certain terms and conditions are met, the Agreement calls for Logistica to arrange for a letter of credit for working capital for the mining, processing and sale activities under the Agreement. The shares were issued in August 2016. The new agreement supersedes the previous agreements with Logistica.

NOTE 10 – INCOME TAXES

The Company has incurred no income taxes during the period from July 26, 2002 (inception) through September 30, 2016. The calculated tax deferred benefit at September 30, 2016 and 2015 is based on the current Federal statutory income tax rate of 35% applied to the loss before provision for income taxes. The tax years open for Internal Revenue Service review are fiscal years ended September 30, 2012 to 2016.

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table accounts for the differences between the actual income tax benefit and amounts computed for the fiscal years ended September 30, 2016 or 2015:

	Years Ended September 30,
	2016	2015

Tax benefit at the federal statutory rate	$984,773	$632,495
State tax benefit	196,110	125,957
Cumulative effect of Federal tax rate change	—	—
Expiration of state operating losses	(138,659)	(82,972)
Increase in valuation allowance	(1,042,224)	(675,480)
Income tax expense	$—	$—

The components of the deferred tax asset and deferred tax liability at September 30, 2016 or 2015 are as follows:

	September 30,
	2016	2015

Deferred tax assets	$9,693,456	$8,651,232
Valuation allowance	(9,693,456)	(8,651,232)
Net deferred tax asset after valuation allowance	$—	$—

A valuation allowance has been provided to reduce the net deferred tax asset, as management determined that it is more likely than not that the deferred tax assets will not be realized.

At September 30, 2016, the Company has net operating loss carry forwards for financial statement purposes for Federal income tax approximating $25,769,000. These losses expire in varying amounts between September 30, 2022 and September 30, 2036.

At September 30, 2016, the Company has net operating loss carry forwards for financial statement purposes for State income tax approximating $9,854,000. These losses expire in varying amounts between September 30, 2017 and September 30, 2021.

NOTE 11 – 2015 EQUITY INCENTIVE PLAN

On October 8, 2015, the Board of Directors of the Company approved the El Capitan Precious Metals, Inc. 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan enables the Board of Directors to grant to employees, directors, and consultants of the Company and its subsidiaries a variety of forms of equity-based compensation, including grants of options to purchase shares of common stock, shares of restricted common stock, restricted stock units, stock appreciation rights, other stock-based awards and performance-based awards. At the time it was adopted, the maximum number of shares of common stock of the Company that could be issued or awarded under the 2015 Plan was 15,000,000 shares. On October 14, 2015, the Company filed Form S-8 Registration Statement No. 333-207399 with the SEC registering the 15,000,000 shares of common stock authorized for issuance pursuant to the 2015 Plan. On December 15, 2015, the Board of Directors of the Company adopted Amendment No. 1 to the 2015 Plan, pursuant to which the number of shares of common stock issuable under the 2015 Plan was increased from 15,000,000 to 23,000,000. On January 14, 2016, the Company filed Form S-8 Registration Statement No. 333-208991 with the SEC registering the additional 8,000,000 shares of common stock authorized for issuance pursuant to the 2015 Plan. Effective April 22, 2016, the Board of Directors of the Company adopted Amendment No. 2 to the 2015 Plan pursuant to which the number of shares of the common stock issuable under the 2015 Plan was increased from 23,000,000 to 28,000,000. On April 27, 2016, the Company filed Form S-8 Registration Statement No. 333-210942 with the SEC registering the additional 5,000,000 shares of common stock authorized for issuance pursuant to the 2015 Plan. Effective August 4, 2016, the Board of Directors of the Company adopted Amendment No. 3 to the 2015 Plan pursuant to which the number of shares of the common stock issuable under the 2015 Plan was increased from 28,000,000 to 50,000,000. On August 8, 2016, the Company filed Form S-8 Registration Statement No. 333- 212972 with the SEC registering the additional 22,000,000 shares of common stock authorized for issuance pursuant to the 2015 Plan. See Note 13.

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – STOCKHOLDERS’ EQUITY

Authorized Common Shares

At the Company’s annual meeting of stockholders held September 28, 2016, the Company’s stockholders approved an amendment (the “Amendment”) to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock from 400,000,000 to 500,000,000 shares. The change in the authorized number of shares of common stock was effected pursuant to an Certificate of Amendment (the “Certificate of Amendment”) filed with the Secretary of State of the State of Nevada on October 4, 2016 and was effective as of such date.

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

Equity Purchase Agreement – July 20, 2014

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

As provided in the 2014 Agreement, the Company may require Southridge to purchase shares of our common stock from time to time by delivering a put notice to Southridge specifying the total purchase price for the shares to be purchased (the “Investment Amount”). The Company may determine the Investment Amount, provided that such amount may not be more than the lesser of (a) $500,000, or (b) 250% of the average daily trading dollar volume of the Company’s common stock for the 20 trading days preceeding the date on which the Company delivers the applicable put notice. For this purpose, the trading dollar volume for each day is determined by multiplying the closing bid price of the Company’s common stock on the Over-the-Counter Bulletin Board (or such other principal market on which the Company’s stock trades) on such date by the trading volume of the Company’s common stock on the Over-the-Counter Bulletin Board (or such other principal market on which the Company’s stock trades) on such date. The number of shares issuable in connection with each put notice will be computed by dividing the applicable Investment Amount by the purchase price for such common stock.

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

As of September 30, 2015, we have sold shares of common stock to Southridge under 2014 Agreements for aggregate proceeds of $300,000. However, because the Company’s public float was less than $75 million upon the December 29, 2014 filing of its Annual Report on Form 10-K, the Company is no longer eligible to utilize Form S-3 registration statements on a primary basis.

Equity Purchase Agreement – March 16, 2016 Purchase Agreement and Registration Rights Agreement; December 9, 2016 Amendment

On March 16, 2016, we entered into a Purchase Agreement with River North, which was subsequently amended on December 9, 2016 by Amendment No. 1 thereto (the “Amendment”). Pursuant to the Purchase Agreement we may from time to time, in our discretion, sell shares of our common stock to River North for aggregate gross proceeds of up to $5,000,000. Unless terminated earlier, River North’s purchase commitment will automatically terminate on the earlier of the date on which River North shall have purchased Company shares pursuant to the Purchase Agreement for an aggregate purchase price of $5,000,000 or March 16, 2018. We have no obligation to sell any shares under the Purchase Agreement.

As provided in the Purchase Agreement, the Company may require River North to purchase shares of common stock from time to time by delivering a put notice to River North specifying the total purchase price for the shares to be purchased (the “Investment Amount”); provided there must be a minimum of 10 trading days between deliveries of each put notice. The minimum trading days between deliveries of put notices may be adjusted downward at the discretion of River North from time to time. Currently the minimum time between the put notices is five (5) days. This arrangement is also sometimes referred to herein as the “Equity Line.” We may determine the Investment Amount, provided that such amount may not be more than the average daily trading volume in dollar amount for the Company’s common stock during the 10 trading days preceding the date on which the Company delivers the applicable put notice. Additionally, such amount may not be lower than $5,000 or higher than $150,000 without prior approval of River North. The number of shares issuable in connection with each put notice will be computed by dividing the applicable Investment Amount by the purchase price for such common stock. River North will have no obligation to purchase shares under the Purchase Agreement to the extent that such purchase would cause River North to own more than 9.99% of the Company’s common stock.

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to the Amendment, for each share of our common stock purchased under the Purchase Agreement, River North paid a purchase price equal to 85% of the Market Price, which was defined as the average of the two lowest closing bid prices on the OTCQB Marketplace, as reported by Bloomberg Finance L.P., during the five consecutive Trading Days including and immediately prior to the date on which the applicable put notice is delivered to River North (the “Pricing Period”). If, at the time of a sale, we were not deposit/withdrawal at custodian (“DWAC”) eligible, or if we were under Depository Trust Company (“DTC”) “chill” status, an additional 5.0% and 10% discount to the Market Price, respectively, applied.

On December 9, 2016, the Company and River North entered into the Amendment in order to amend the formula pursuant to which the purchase price for the Company’s shares is calculated and to make certain other amendments to the terms of the Purchase Agreement. As amended, the Pricing Period now includes the five consecutive trading days including and immediately prior to the settlement date of the sale, which in most circumstances will be the trading day immediately following the date that a put notice is delivered to River North (a “Put Date”). In addition, the Amendment provides that if either (i) the closing bid price the common stock is less than $0.10 per share on the Put Date, or (ii) the average daily trading volume in dollar amount for the common stock during the ten trading days including and immediately preceding a Put Date is less than $50,000, then an additional 10% discount to the Market Price will be taken when calculating the purchase price for the shares. The prior discounts for DWAC ineligibility and DTC chill status remain.

River North’s obligation to purchase shares under the Purchase Agreement is subject to customary closing conditions, including without limitation a requirement that a registration statement remain effective registering the resale by River North of the shares to be issued pursuant to the Purchase Agreement as contemplated by the Registration Rights Agreement described below. The Purchase Agreement contains covenants, representations and warranties of the Company and River North that are typical for transactions of this type. In addition, the Company and River North have granted each other customary indemnification rights in connection with the Purchase Agreement. The Purchase Agreement may be terminated by the Company at any time. The Purchase Agreement is not transferable and any benefits attached thereto may not be assigned.

The foregoing description of the Purchase Agreement (including the Amendment) does not purport to be complete and is subject to and qualified in its entirety by reference to the Purchase Agreement itself (including the Amendment).

During the fiscal year ended September 30, 2016, we issued a total of 13,072,636 shares of common stock to River North under the Purchase Agreement for aggregate proceeds of $871,679.

Also on March 16, 2016, in connection with the Purchase Agreement, we entered into a Registration Rights Agreement with River North requiring the Company to prepare and file, within 45 days of the effective date of the Registration Rights Agreement, a registration statement registering the resale by River North of the shares to be issued under the Purchase Agreement, and to use commercially reasonable efforts to cause such registration statement to become effective, and to keep such registration statement effective until (i) three months after the last closing of a sale of shares under the Purchase Agreement, (ii) the date when River North may sell all the shares under Rule 144 without volume limitations, or (iii) the date on which River North no longer owns any of the shares. On April 11, 2016, we filed a Registration Statement on Form S-1 (SEC File No. 333-210686) with the SEC registering the resale of up to 25,000,000 shares of the Company’s common stock that may be issued and sold to River North pursuant to the Purchase Agreement. Such Registration Statement was declared effective by the SEC on April 20, 2016.

As partial consideration for the above-mentioned agreements, on March 16, 2016, we issued to River North a “commitment” convertible promissory note (the “Commitment Note”) in the principal amount of $35,000. The Commitment Note accrued interest at a rate of 10% per annum and was scheduled to mature on March 16, 2017. Upon the registration statement contemplated by the Registration Rights Agreement being declared effective, $10,000 of the principle balance of the Commitment Note and accrued interest thereon was extinguished and deemed to have been repaid.

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

After 180 days following the date of the Commitment Note, or earlier upon the occurrence of an event of default that remains uncured, the Commitment Note may be converted into shares of the Company’s common stock at the election of River North at a conversion price per share equal 60% of the Current Market Price, which is defined as the lowest closing bid price for the common stock as reported by Bloomberg, LP for the 10 trading days ending on the trading day immediately before the conversion. The loan principal and accrued interest were paid in full prior to the note conversion date.

On March 16, 2016, we entered into a Securities Purchase Agreement with River North pursuant to which the Company issued a convertible promissory note (the “Bridge Note”) to River North, in the original principal amount of $90,000, in consideration of the payment by River North of a purchase price equal to $73,800, with $9,000 retained by River North as original issue discount and $7,200 for related legal and due diligence costs and these costs were recorded as discount to the note. The Company issued the Bridge Note on March 16, 2016. The Bridge Note accrues interest at a rate of 10% per annum and matures on March 16, 2017.The Bridge Note provides for conversion rights and events of default on substantially the same terms and conditions as the Commitment Note; provided however that an event of default under the Bridge Note will also be triggered if the Company fails to use at least 15% of the proceeds from each sale of shares under the Purchase Agreement to prepay a portion of the Bridge Note after it becomes convertible. The loan principal and accrued interest were paid in full prior to the note conversion date and for the fiscal year ended we recorded a discount expense of $16,200.

Likelihood of Accessing the Full Amount of the Equity Line

Notwithstanding that the Equity Line is in an amount of $5,000,000, we anticipate that the actual likelihood that we will be able access the full $5,000,000 may be low due to several factors, including that our ability to access the Equity Line is impacted by our average daily trading volume, the average computed sale price of of the shares for each put, which may limit the maximum dollar amount of each put we deliver to River North. Our use of the Equity Line will continue to be limited and restricted if our share trading volume or market price of our stock continue at their current levels or decrease further in the future from the volume and stock prices reported over the past year.

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

During the fiscal year ended September 30, 2016, the Company did not issue any shares of preferred stock.

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Issuances

During the fiscal year ended September 30, 2016, the Company:

(i)	Issued 7,272,728 shares of restricted common stock with a fair value of $402,673, in settlement of two notes payable and accrued interest valued of $307,982, resulting in a loss of $94,691;

(ii)	Issued an aggregate of 26,826,842 shares of restricted stock and S-8 common stock to our contract miners at a fair value of $1,508,556, recognized as a payment of $103,626 for accrued mining cost, $177,999 for services, $1,185,396 for the mining of inventory, and a prepayment of $41,534 for services and issued an aggregate of 700,00 shares of restricted stock and S-8 common stock for mining services valued at $37,100;

(iii)	Issued 15,847,974 shares of restricted common stock for the conversion of two convertible notes and accrued interest of $306,878;

(iv)	Issued to two lenders in connection with a loan extension, 75,000 shares each of restricted common stock with an aggregate value of $4,858 on the date of issuance;

(v)	Issued 10,000,000 shares of S-8 common stock pursuant to the terms of the January 5, 2016 agreement with Logistica and valued at $689,000;

(vi)	Issued 600,000 shares of restricted common stock and 3,391,820 shares of S-8 stock in connection with a value of $186,480 for the conversion accrued expenses of $217,550, resulting in a gain of $31,070;

(vii)	Issued 700,000 shares of restricted common stock and 1,794,777 shares of S-8 stock in connection with a value of $135,614 for the conversion of accrued compensation of $151,161 resulting in a gain of $15,547 that was recognized in equity;

(viii)	Issued 500,000 shares of restricted common stock to a creditor for carrying a significant balance. The market value of the shares issued was $36,000 and was classified as non-cash financing costs in the fiscal year ended September 30, 2016; and

(ix)	Issued 13,072,636 shares of common stock under the 2016 Purchase Agreement with River North for aggregate cash proceeds of $871,679.

The issuance of the restricted common shares during our fiscal year 2016, were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

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

The issuance of the restricted common shares during our fiscal year 2015, were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

Warrants

During the fiscal year ended September 30, 2016, the Company:

(i)	Issued to an investor in consideration of the extension of the 2014 note, the Company amended the common stock purchase warrant to purchase 4,714,286 shares (subject to adjustment) of our common stock at an exercise price of $0.07 per share. The warrant is a fully vested three-year warrant. The note was mutually extended from July 17, 2015 to January 17, 2016. The warrant dated October 17, 2014 was cancelled. On January 19, 2016, the amended 2014 Note was extended from January 17, 2016 to September 19, 2016. In consideration of the extension, we issued to the investor a fully vested three year common stock purchase warrant to purchase 471,429 shares (subject to adjustment) of common stock of the Company at an exercise price of $0.051 per share, the closing price on the date of the agreed extension agreement. . The fair value of the warrants was determined to be $16,775 using Black-Scholes option price model and was expensed during the three months ended March 31, 2016.

During the fiscal year ended September 30, 2015, the Company:

(i)	Issued to an investor 735,294 three-year fully vested warrants at an exercise price of $0.17 per share as related to the $500,000 2014 Note. The relative fair value of the warrants was determined to be $73,053 using the Black-Scholes option pricing model and was recorded as a discount to the 2014 Note and is being amortized to interest expense over the expected life of the note through July 17, 2015. During the fiscal year ended September 30, 2015, amortization expense of $73,053 was recognized and the unamortized discount was $0 as of September 30, 2015.

(ii)	Issued 147,058 three-year fully vested warrants at an exercise price of $0.17 per share as placement fees related to the $500,000 2014 Note. The fair value of the warrants was determined to be $17,111 using the Black-Scholes option pricing model and was recorded as deferred financing costs to be amortized over the expected life of the note through July 17, 2015. During the fiscal year ended September 30, 2015, amortization expense of $17,111 was recognized and the unamortized deferred financing costs balance was $0 as of September 30, 2015.

(iii)	Issued to an investor 4,714,286 three-year fully vested warrants at an exercise price of $0.07 per share as related to the amended $500,000 2014 Note on August 18, 2015. The prior issued warrants aggregating 735,294 were cancelled under the terms of the amendment. The relative fair value of the amended warrants was determined to be $220,703 using the Black-Scholes option pricing model and was recorded as loss on debt extinguishment.

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options

Aggregate options expense recognized was $31,206 and $525,703 for the fiscal years ended September 30, 2016 and 2015, respectively related to the option grants described below. As of September 30, 2016 there was no unamortized option expense.

During the fiscal year ended September 30, 2016, the Company:

(i)	The Company granted to three new directors, each 250,000 ten-year fully vested stock options. The aggregate relative fair value of the options was determined to be $31,206 using the Black-Scholes option pricing model on the dates of grant and was expensed in the current fiscal year.

During the fiscal year ended September 30, 2015, the Company:

(i)	Granted, pursuant to the 2005 Stock Incentive Plan, (a) to two directors of the Company each a ten-year stock option to purchase 500,000 shares of the Company’s common stock, (b) to two directors of the Company each a ten-year stock option to purchase 250,000 shares of the Company’s common stock, and (c) to the controller a ten-year stock option to purchase 250,000 shares of the Company’s common stock, all of which vested immediately, at an exercise price of $0.15 per share. The fair value of the options was determined to be $218,471 using the Black-Scholes option pricing model and was expensed as warrant and option costs during the fiscal year ended September 30, 2015.

(ii)	Granted to a consultant a ten-year stock option to purchase an aggregate of 500,000 shares of the Company’s common stock at an exercise price of $0.15 per share with the options vesting on the date of grant. The fair value of the options was determined to be $73,158 using the Black-Scholes option pricing model and was expensed as warrant and option costs during the fiscal year ended September 30, 2015.

(iii)	Granted to a consultant a ten-year stock option to purchase an aggregate of 1,500,000 shares of the Company’s common stock at an exercise price of $0.15 per share with the options vesting equally over a nine-month period from the date of the grant. The fair value of the options was determined to be $219,473 using the Black-Scholes option pricing model and $219,473 was expensed as warrant and option costs during the fiscal year ended September 30, 2015.

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of its option awards and warrants. The following table summarizes the significant assumptions used in the model during the years ended September 30, 2016 and 2015:

Year Ended September 30, 2016:
Exercise prices	$0.02 - $0.17
Expected volatilities	105.11% - 139.77%
Risk free interest rates	10.51% - 1.68%
Expected terms	1.3 – 5.0 years
Expected dividends	—

Year Ended September 30, 2015:
Exercise prices	$0.07 - $0.17
Expected volatilities	115.01% - 139.28%
Risk free interest rates	0.79% - 2.36%
Expected terms	3.0 – 10.0 years
Expected dividends	—

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity, both within and outside the 2005 Stock Incentive Plan and warrant activity, for the fiscal years ended September 30, 2016 or 2015, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price

Outstanding at September 30, 2014	7,900,000	$0.38	—	$0.09
Granted	3,750,000	0.15	5,596,638	0.17
Canceled	(312,500)	0.35	(735,294)	—
Expired	(950,000)	0.56	—	—
Exercised	—	—	—	—

Outstanding at September 30, 2015	10,387,500	$0.30	4,861,344	$0.07
Granted	750,000	0.051	471,429	0.051
Canceled	—	—	—	—
Expired	—	—	—	—
Exercised	—	—	—	—

Outstanding at September 30, 2016	11,137,500	$0.264	5,332,773	$0.071

Exercisable at September 30, 2016	11,137,500	$0.264	5,332,773	$0.071

The range of exercise prices and remaining weighted average life of the options outstanding at September 30, 2016 were $0.042 to $1.02 and 4.87 years, respectively. The aggregate intrinsic value of the outstanding options at September 30, 2016 was $28,175.

The range of exercise prices and remaining weighted average life of the warrants outstanding at September 30, 2016 were $0.051 to $0.17and 1.9 years, respectively. The aggregate intrinsic value of the outstanding warrants at September 30, 2016 was $106,967.

During the fiscal year 2015 our 2005 Plan expired. On October 8, 2015, the Board of Directors of the Company approved the El Capitan Precious Metals, Inc. 2015 Equity Incentive Plan (the “2015 Plan”). As of September 30, 2016, 50,000,000 shares of the Company’s Common Stock were authorized for issuance under the 2015 Plan. See Note 11.

NOTE 13 - SUBSEQUENT EVENTS

Amendment to Articles of Incorporation

At the Company’s annual meeting of stockholders held September 28, 2016, the Company’s stockholders approved an amendment (the “Amendment”) to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock from 400,000,000 to 500,000,000 shares. The change in the authorized number of shares of common stock was effected pursuant to an Certificate of Amendment (the “Certificate of Amendment”) filed with the Secretary of State of the State of Nevada on October 4, 2016 and was effective as of such date. The foregoing description of the Amendment is qualified in its entirety by the Certificate of Amendment, which is filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2016, and is incorporated herein by reference.

Table of Contents Index to Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amendment to 2015 Equity Incentive Plan

Effective October 31, 2016, the Board of Directors of the Company adopted Amendment No. 4 to the Company’s 2015 Equity Incentive Plan (the “2015 Plan”) pursuant to which the number of shares of the common stock issuable under the 2015 Plan was increased from 50,000,000 to 75,000,000. A copy of Amendment No. 4 to the 2015 Plan is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2016, and is incorporated by reference herein. On November 4, 2016, the Company filed Form S-8 Registration Statement No. 333- 214442 with the SEC registering the additional 25,000,000 shares of common stock authorized for issuance pursuant to the 2015 Plan.

Subsequent Issuances of Common Stock

Subsequent to September 30, 2016, the Company issued 17,719,454 shares of Common Stock valued at the time of issuance as follows:

Accrued compensation	$199,110
Accrued liability for legal services	150,000
Compensation for mining services	327,000
River North under the Purchase Agreement	324,724
$1,000,834

Table of Contents Index to Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our accountants during the last two fiscal years, and we have not had any material disagreements with our existing accountants during that time.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective due to a material weakness identified which is described below.

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

Management conducted an evaluation of the effectiveness, as of September 30, 2016, of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2016. This was due to the following material weakness:

•	We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with the complexity of our equity financial derivative instruments issued with debt transactions. As a result, there is a lack of monitoring of the accounting and reporting process for these types of transactions.

To address this material weakness in these types of transactions and concur on their treatment, we will have qualified professional review these types of transactions and concur on their treatment prior to recording them on the books of the Company.

Table of Contents Index to Financial Statements

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2016, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

The Company’s independent registered public accounting firm is not required to issue, and has not issued, an attestation report on the Company’s internal control over financial reporting as of September 30, 2016.

ITEM 9B.	OTHER INFORMATION

None.

Table of Contents Index to Financial Statements

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and directors of the Company as of January 11, 2017.

Name	Age	Position	Director Since

John F. Stapleton	73	President, Chief Executive Officer, Director,	April 21, 2009
		Chairman of the Board, Secretary
Charles C. Mottley	81	Director, President Emeritus	April 21, 2009
Stephen J. Antol	74	Chief Financial Officer
Clyde L. Smith	79	Director	November 23, 2015
Timothy J. Gay	72	Director	December 4, 2015
Daniel G. Martinez	71	Director	July 7, 2016

John F. Stapleton – Mr. Stapleton has been a Company director and Chairman of the Company’s Board of Directors since April 2009, and served as Chief Financial Officer from February 2012 to January 2016. On August 4, 2016, the Board of Directors of the Company appointed Mr. Stapleton to replace Mr. Mottley as President and Chief Executive Officer of the Company. Mr. Stapleton has extensive experience with early-stage development companies and contributes a unique set of skills needed to achieve a focused strategy, early-stage funding, basic infrastructure and business model, all of which are central to creating a solid business platform to launch and scale a successful venture. Mr. Stapleton has a history of founding and supporting more than 25 emerging technology companies. As a senior officer and investor, Mr. Stapleton has been instrumental in the development and financing of several companies. Mr. Stapleton is the sole owner of Management Resource Initiatives, Inc., a corporation that, since January 2012, has been managing and overseeing the process of operating and marketing the El Capitan Property and performing other services aimed at furthering the Company's strategic goals.

Charles C. Mottley – Mr. Mottley was Chairman of the Board of Gold and Minerals Company, Inc. from February 2009 until the merger into the Company in 2011; and was on the Board of Trustees at Hampden-Sydney College from 2007 to May 2011. Mr. Mottley was President and a Director of the Company from July 2002 to April 2007, when he resigned as President, but continued to serve as a Director until September 2007. He also provided consulting services to our Company from June 2007 to June 2008. On April 21, 2009, Mr. Mottley was reappointed as a Director of the Company and on April 30, 2009, Mr. Mottley was reappointed as President and as Chief Executive Officer. At the request of Mr. Mottley, on August 4, 2016, the Board of Directors of the Company appointed Mr. Stapleton to replace Mr. Mottley as President and Chief Executive Officer of the Company. Mr. Mottley continues to serve as a member of the Company’s Board of Directors and as President Emeritus. Mr. Mottley also served as Chairman and Chief Executive Officer of Gold and Minerals Company, Inc., from 1978 until July 2005, at which time he resigned those positions. He was on the Board of the National Mining Association from 2005 to 2007 and has been employed in the mining industry in various capacities from equipment sales and services to active mining operations for over 36 years. Mr. Mottley is the author of five books and is the founder of the Fatherhood Foundation in Scottsdale, Arizona. Mr. Mottley received a Bachelor of Arts Degree from Hampden-Sydney College in 1958. On January 20, 2012, Mr. Mottley filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the Unites States Bankruptcy Court in and for the District of Arizona (Case No. 10-01419 GBN). A plan of reorganization was approved by the Court in June 2013, and has informally completed.

Table of Contents Index to Financial Statements

Stephen J. Antol – Mr. Mr. Antol, age 74, previously served as the Company’s Chief Financial Officer from November 2004 to May 2007 and from April 2009 until February 2012, and has since served the Company in a non-executive capacity. For the period May 2007 to May 2009, and from late 1992 through November 2004, Mr. Antol rendered services as a consultant chief financial officer for a number of small and medium-size businesses, public and private companies requiring technical expertise on a limited or recurring basis. From 1990 to 1992, Mr. Antol served as Chief Financial Officer of Lou Register Furniture, a fine furniture retailer located in Phoenix, Arizona. From 1987 to 1990, Mr. Antol served as Director of Finance for F.S. Inc. (dba Audio Express and Country House Furniture), a retailer of furniture and stereo equipment in four southwestern states. From 1975 to 1987, Mr. Antol worked for Giant Industries, Inc., an independent refiner and marketer of petroleum products, in such capacities as Corporate Controller and Corporate Treasurer. Mr. Antol also has five years audit and tax experience with two major certified public accounting firms in Phoenix, Arizona. Mr. Antol received a Bachelor of Arts degree from Michigan State University in 1968, and became a licensed Certified Public Accountant in 1970. He no longer practices as a licensed CPA.

Clyde L. Smith, PhD – A scientist with strong ties to academic research applied to ore-deposit exploration, Dr. Smith’s background includes eight years as an Industrial Associate to Stanford University School of Earth Sciences, work as an explorationist, and executive positions for the Toronto Stock Exchange- and Vancouver Stock Exchange-listed public companies with broad experience in prospect-generator business model, joint ventures, and exploration alliances with major companies such as Rio Tinto, Teck, and Mount Isa Mines. Dr. Smith’s recent project work has included work as Chief Geologist for Alexander Mining, a Singapore-based entity for which he wrote the NI 43-101 report and secured $5 million financing through UOB Bank, Singapore. He also planned and directed grassroots orogenic gold exploration and drilling on a large exploration license in Papua New Guinea, where he employed an ex-Chief Geochemist of Barrick Gold Corporation and an ex-Chief Geophysicist of Newmont Mining Corporation.

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

Daniel G. Martinez – Mr. Martinez, who joined the Company’s Board of Directors on July 7, 2016, graduated with a B.S. degree in Pharmacy from the University of Arizona in 1968. He worked as a pharmacist in San Diego, California before purchasing and operating a pharmacy clinic from 1970 until 1981. From 1981 until 1989, Mr. Martinez was a franchisee of McDonald’s Restaurants in California and New Mexico, after which he built low income housing for the Philippine government until 1990. Since 1990, Mr. Martinez has owned and operated a multi-family residential real estate rental and development business in Abilene, Texas and, currently in Las Vegas, Nevada. Mr. Martinez serves as a director of the Paragon Foundation and the Nevada Livestock Association.

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

This section contains a discussion of the material elements of compensation awarded to, earned by or paid to (i) all individuals serving as our principal executive officer during fiscal 2016, regardless of compensation level, and (ii) our two most highly compensated other executive officers who were serving as executive officers at the end of fiscal 2016 (or such lesser number then serving as an executive officers) and who received in excess of $100,000 in total compensation during such fiscal year. These individuals are referred to in this report as the “named executive officers.” The named executive officers were the only individuals who served as executive officers of the Company during fiscal 2016.

The Company’s named executive officers include John F. Stapleton, who has served as President and Chief Executive Officer since August 4, 2016 and who also served as Chief Financial Officer until January 18, 2016, Charles C. Mottley, our current President Emeritus who also served as President and Chief Executive Officer until August 4, 2016, and Stephen J. Antol, who has served Chief Financial Officer since January 18, 2016. Messrs. Mottley and Stapleton also serve as members of the Company’s Board of Directors and Mr. Stapleton is Chairman of the Board.

The Board believes that equity incentive compensation in the form of stock option grants aligns the interests of the Company’s named executive officers with that of the Company’s stockholders, namely to maximize stockholder equity returns. In light of the Company’s current plan to market the El Capitan Property for sale to a major mining company, the Board believes that stock options provide a meaningful incentive for management to execute on this strategic goal.

During fiscal years 2015 and 2016, and prior to his ceasing to serve as President and Chief Executive Officer in August 2016, Mr. Mottley was entitled to receive a salary of $15,000 per month for his service as President and Chief Executive Officer. Due to limited cash availability, Mr. Mottley had accrued unpaid compensation of $145,000, which is recorded in accrued compensation - related parties at September 30, 2016. In addition, the Company granted 500,000 options to purchase shares of the Company’s common stock to Mr. Mottley on November 3, 2014, as compensation for his services as a director. See “Director Compensation” below.

Table of Contents Index to Financial Statements

Mr. Stapleton does not receive direct cash compensation for his service to the Company as President and Chief Executive Officer (current) or Chief Financial Officer (former). Instead, since 2012, the Company has retained the consulting services of Management Resource Initiatives, Inc. (“MRI”), a company controlled by Mr. Stapleton, to manage and oversee the process of operating and marketing the El Capitan Property and perform other services aimed at furthering the Company's strategic goals. The monthly consulting fee for such services is $15,000. Total consulting fees and compensation expensed to MRI for each of fiscal 2016 and 2015 was $180,000. At September 30, 2016 and 2015, MRI had accrued and unpaid compensation of $315,000 and $135,000, respectively, recorded in accrued compensation – related parties. The Company granted 500,000 options to purchase shares of the Company’s common stock to Mr. Stapleton on November 3, 2014, as compensation for his services as a director. See “Director Compensation” below.

Mr. Antol is entitled to annual compensation of $80,000 and has received no cash compensation since February 2014. In lieu of cash compensation, Mr. Antol had converted his accrued compensation at September 30, 2016 into shares of commons stock of the Company.

Messrs. Stapleton, Antol and Mottley are not parties to a written employment agreement.

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to each named executive officer during each of the fiscal years ended September 30, 2016 or 2015.

Name and Principal Position	Fiscal Year	Salary	Total Compensation

John F. Stapleton (1)	2016	$—	$—
Chief Executive Officer, President	2015	$—	$—
Director, Chairman of the Board

Charles C. Mottley	2016	$160,000	$160,000
President Emeritus	2015	$180,000	$180,000
Director

Stephen J. Antol	2016	$60,000	$60,000
Chief Financial Officer	2015	$—	$—

________________
(1)	Mr. Stapleton has served as Chairman of the Board since April 21, 2009, served as Chief Financial Officer from February 2012 until January 2016, and as Chief Executive Officer and President since August 4, 2016. Mr. Stapleton currently has no written employment contract with the Company and receives compensation from the Company indirectly through the Company’s consulting arrangement with MRI.

Grants of Plan-Based Awards

There were no equity awards granted under our 2005 Stock Incentive Plan nor our 2015 Equity Incentive Plan to any named executive officer during the fiscal years ended September 30, 2016 and 2015 as compensation for services provided as executive officers. Equity awards granted as compensation for director services are discussed below under “Director Compensation.”

Table of Contents Index to Financial Statements

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding each unexercised options held by each of the Company’s named executive officers as of September 30, 2016:

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

John F. Stapleton	500,000	—	$1.02	2/7/18
	500,000	—	$0.38	1/31/19
	500,000	—	$0.21	7/6/22
	500,000	—	$0.215	1/15/18
	500,000	—	$0.16	12/12/18
	500,000	—	$0.31	3/14/19
	500,000	—	$0.15	11/3/24

Charles C. Mottley	500,000	—	$1.02	2/7/18
	500,000	—	$0.21	7/6/22
	500,000	—	$0.215	1/15/18
	500,000	—	$0.16	12/12/18
	500,000	—	$0.31	3/14/19
	500,000	—	$0.15	11/3/24

Stephen J. Antol	100,000	—	$0.215	1/15/18
	250,000	—	$0.15	11/3/24

____________
(1)	All option grants reflected in the table above were granted under to the Company’s 2005 Stock Incentive Plan, as amended, or the Company’s 2015 Equity Incentive Plan, as amended.

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

Director Compensation

On July 21, 2005, based upon recommendations from the Company’s compensation committee, the Board of Directors approved a cash compensation plan for the Board of Directors pursuant to which non-employee directors are entitled to receive an annual retainer of $5,000, plus an additional $1,000 for each Board meeting attended by each such director in person and $500 for all Board meetings attended by such director remotely. In addition, non-employee directors serving as chairman of the audit and compensation committee shall receive an additional annual retainer of $4,000. Because Messrs. Mottley and Stapleton were employees of the Company throughout fiscal 2016, neither was eligible to receive cash director compensation. Dr. Clyde L. Smith became a Director on November 23, 2015, Mr. Timothy J. Gay became a Director on December 4, 2015 and Mr. Daniel G. Martinez became a Director on July 7, 2016.

Table of Contents Index to Financial Statements

The Board also approves grants of stock incentive awards to all directors from time to time, which are reflected in the table below, including the footnotes thereto.

The following table shows the compensation earned by each of the Company’s Directors for the fiscal year ended September 30, 2016:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (2)	Total

Charles C. Mottley (1)(3)	$—	$—	$—	$—

John F. Stapleton (1)(4)	$—	$—	$—	$—

Clyde L. Smith (1)(5)	$—	$—	$9,542	$9,542

Timothy J. Gay (1)(6)	$—	$—	$12,825	$12,825

Daniel G. Martinez (1)(7)	$—	$—	$8,839	$8,839

___________
(1)	Mr. Mottley and Mr. Stapleton were appointed to the Board of Directors and Mr. Stapleton as Chairman of the Board on April 21, 2009; Dr. Clyde L. Smith was appointed to the Board of Directors on November 23, 2015; Mr. Timothy J. Gay was appointed to the Board of Directors on December 4, 2015 and Mr. Daniel G. Martinez was appointed to the Board of Directors on July 7, 2016.

(2)	Amounts shown reflect the grant date fair value, computed in accordance with FASB ASC 718, for stock based incentives granted during the fiscal 2016. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For a discussion of the assumptions relating to our valuations of the option awards, see Note 1 to the financial statements included in this Annual Report on Form 10-K. These amounts reflect our accounting expense for these stock options and do not correspond to the actual value that may be recognized by the director.

(3)	At September 30, 2016, Mr. Mottley held options to purchase 3,000,000 shares at a weighted average exercise price of approximately $0.34 per share, all of which were fully vested.

(4)	At September 30, 2016, Mr. Stapleton held options to purchase 3,500,000 shares at a weighted average exercise price of approximately $0.35 per share, all of which were fully vested.

(5)	During fiscal 2016, Mr. Smith was awarded an option to purchase 250,000 shares of our common stock at $0.05 per share, which had a grant date fair value of $9,542. At September 30, 2016, Mr. Smith held options to purchase 250,000 shares at a weighted average exercise price of $0.05 per share, all of which were fully vested.

(6)	During fiscal 2016, Mr. Gay was awarded an option to purchase 250,000 shares of our common stock at $0.062 per share, which had a grant date fair value of $12,825. At September 30, 2016, Mr. Gay held options to purchase 250,000 shares at a weighted average exercise price of $0.062 per share, all of which were fully vested.

(7)	During fiscal 2016, Mr. Martinez was awarded an option to purchase 250,000 shares of our common stock at $0.042 per share, which had a grant date fair value of $8,839. At September 30, 2016, Mr. Gay held options to purchase 250,000 shares at a weighted average exercise price of $0.042 per share, all of which were fully vested.

Table of Contents Index to Financial Statements

Compensation Committee

The Compensation Committee of the Company contemplates a minimum of one director. The purpose of the Committee is to carry out the Board of Directors’ overall responsibility relating to executive compensation. Members of the Committee are appointed by the Board of Directors and may be removed by the Board of Directors in its discretion. Members of the Compensation Committee are required to be independent directors, and shall satisfy the Company’s independence guidelines for members of the Compensation Committee. Since December 24, 2014, the Board as a whole has assumed the responsibilities of the Compensation Committee until such time as a new independent director or directors are appointed to the Compensation Committee. We have posted our Compensation Committee Charter on our website at www.elcapitanpmi.com.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of January 11, 2017, certain information regarding beneficial ownership of our capital stock according to the information supplied to us, that were beneficially owned by (i) each person known by the Company to be the beneficial owner of more than 5% of each class of the Company’s outstanding voting stock, (ii) each director, (iii) each named executive officer identified in the Summary Compensation Table, and (iv) all named executive officers and directors as a group.

Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

	Amount and Nature of Beneficial Ownership
	Common Stock			Series B Convertible Preferred Stock (1)
Name and Address of Beneficial Owner	Shares		% of Class (2)	Shares	% of Class (2)

Charles C. Mottley 5871 Honeysuckle Road Prescott, Arizona 86305	7,236,586	(3)	1.87%	—	—
John F. Stapleton 5871 Honeysuckle Road Prescott, Arizona 86305	8,196,031	(4)	2.12%	51	100.0%
Clyde L. Smith 5871 Honeysuckle Road Prescott, Arizona 86305	250,000	(5)	*	—	—
Timothy J. Gay 5871 Honeysuckle Road Prescott, Arizona 86305	304,990	(6)	*	—	—
Daniel G. Martinez 5871 Honeysuckle Road Prescott, Arizona 86305	250,000	(7)	*	—	—
Stephen J. Antol 5871 Honeysuckle Road Prescott, Arizona 86305	5,772,834	(8)	1.50%	—	—
All officers and directors as a group (6 persons)	22,010,441		5.62%	51	100.0%

______________

*	Less than 1%

(1)	Each share of Series B Convertible Preferred Stock entitles the holder thereof to 7,835,871 votes solely in respect of matters that relate to Company capitalization (including, without limitation, increasing and/or decreasing the number of authorized shares of common stock and/or preferred stock, and implementing forward and/or reverse stock splits) and changes in the Company’s name. Holders of Series B Convertible Preferred Stock do not otherwise have the right to vote such shares on matters brought before the Company’s stockholders.

Table of Contents Index to Financial Statements

(2)	Applicable percentage of ownership is based on 383,974,231, shares of common stock and 51 shares of Series B Convertible Preferred Stock outstanding as of January 11, 2017, together with securities exercisable or convertible into shares of common stock within sixty (60) days of January 11, 2017, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants exercisable or convertible into shares of common stock that are currently exercisable or exercisable within sixty (60) days of January 11, 2017. are deemed to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Mr. Mottley is President Emeritus and a Director of the Company. Includes (i) 3,000,000 shares issuable upon the exercise of outstanding stock options that are currently exercisable or will become exercisable within sixty (60) days following January 11, 2017; and (ii) 10,000 shares of common stock held by Mr. Mottley’s spouse.

(4)	Mr. Stapleton is the Chairman of the Board, President and Chief Executive Officer of the Company. Includes (i) 3,500,000 shares issuable upon the exercise of outstanding stock options that are currently exercisable or will become exercisable within sixty (60) days following January 11, 2017, (ii) 200,000 shares held indirectly by Management Resource Initiatives, Inc. a corporation wholly-owned by Mr. Stapleton, and (iii) 51 shares of common stock that are issuable upon conversion of Series B Convertible Preferred Stock held by Mr. Stapleton.

(5)	Mr. Smith is a Director of the Company as of November 23, 2015. Includes 250,000 shares issuable upon the exercise of outstanding stock options that are currently exercisable or will become exercisable within sixty (60) days following January 11, 2017.

(6)	Mr. Gay is a Director of the Company as of December 4, 2015. Includes 250,000 shares issuable upon the exercise of outstanding stock options that are currently exercisable or will become exercisable within sixty (60) days following January 11, 2017.

(7)	Mr. Martinez is a Director of the Company as of July 7, 2016. Includes 250,000 shares issuable upon the exercise of outstanding stock options that are currently exercisable or will become exercisable within sixty (60) days following January 11, 2017.

(8)	Mr. Antol is Chief Financial Officer of the Company as of January 18, 2016. Includes (i) 350,000 shares issuable upon the exercise of outstanding stock options that are currently exercisable or will become exercisable within sixty (60) days following January 11, 2017 and (ii) 125,000 shares held indirectly by Mr. Antol’s spouse.

Securities Authorized for Issuance Under Equity Compensation Plans

On October 8, 2015, the Board of Directors of the Company approved the El Capitan Precious Metals, Inc. 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan enables the Board of Directors to grant to employees, directors, and consultants of the Company and its subsidiaries a variety of forms of equity-based compensation, including grants of options to purchase shares of common stock, shares of restricted common stock, restricted stock units, stock appreciation rights, other stock-based awards and performance-based awards. At the time it was adopted, the maximum number of shares of common stock of the Company that could be issued or awarded under the 2015 Plan was 15,000,000 shares. On December 15, 2015, the Board of Directors of the Company adopted Amendment No. 1 to the 2015 Plan, pursuant to which the number of shares of common stock issuable under the 2015 Plan was increased from 15,000,000 to 23,000,000. Effective April 22, 2016, the Board of Directors of the Company adopted Amendment No. 2 to the 2015 Plan pursuant to which the number of shares of the common stock issuable under the 2015 Plan was increased from 23,000,000 to 28,000,000. Effective August 4, 2016, the Board of Directors of the Company adopted Amendment No. 3 to the 2015 Plan pursuant to which the number of shares of the common stock issuable under the 2015 Plan was increased from 28,000,000 to 50,000,000. On October 31, 2016, the Board of Directors of the Company adopted Amendment No. 4 to the 2015 Plan, pursuant to which the number of shares of the common stock issuable under the 2015 Plan was increased from 50,000,000 to 75,000,000.

We also maintain a 2005 Stock Incentive Plan (the “2005 Plan”) which authorized the granting of stock-based awards to purchase up to 30,000,000 shares of our common stock. The 2005 Plan expired during our 2015 fiscal year and prohibits the granting of incentives after such expiration. Nonetheless, the 2005 Plan will remain in effect until all outstanding incentives granted thereunder have either been satisfied or terminated.

Table of Contents Index to Financial Statements

The following table sets forth, as of September 30, 2016, (A) the number of securities to be issued upon the exercise of outstanding options, warrants and rights issued under our equity compensation plans, (B) the weighted-average exercise price of such options, warrants and rights, and (C) the number of securities remaining available for future issuance under our equity compensation plans (excluding those securities set forth in Item (A)).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted average price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding (A)) (C)

Equity compensation plans approved by security holders:

2005 Stock Incentive Plan	8,387,500	$0.312	—

Equity compensation plans not approved by security holders:

2015 Equity Incentive Plan	750,000	0.051	6,536,561

Stock options issued outside the Plans	2,000,000	0.051	—

Total	11,137,500	$0.264	6,536,561

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships

In January 2012, the Company retained the consulting services of Management Resource Initiatives, Inc. (“MRI”), a company controlled by John F. Stapleton, our then Chief Financial Officer and Director and our current President and Chief Executive Officer and Director. The monthly consulting fee for such services is $15,000. Total consulting fees expensed to MRI for the fiscal year ended September 30, 2016 and 2015 was $180,000, respectively. At September 30, 2016 and 2015, MRI had accrued and unpaid compensation of $315,000 and $135,000, respectively, recorded in accrued compensation – related parties.

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

On February 4, 2015, the Company signed a $30,000 promissory note payable to MRI, at 18% interest per annum, due and payable on February 4, 2016. As an inducement for the loan represented by the note, the Company issued 200,000 shares of restricted common stock of the Company to MRI. The Company approved amending the note to extend the maturity date from February 4, 2016 to February 4, 2017 under the original terms of the Agreement. See Note 6.

Table of Contents Index to Financial Statements

Director Independence

Although the Company is not listed on a national securities exchange, in determining whether the members of our Board and its committees are independent, the Company has elected to use the definition of “independence” set forth by the NASDAQ Stock Market (“NASDAQ”) and the standards for independence established by NASDAQ. After review of relevant transactions or relationships between each director, or any of his family members, and the Company, its senior management and its independent registered public accounting firm, the Board has determined that John F. Stapleton and, Charles C. Mottley are not independent directors under the NASDAQ standard based in part on their positions as executive officers of the Company.

The director independence rules of NASDAQ require listed companies to have an audit committee of at least three members, each of whom (in addition to satisfying other conditions) is an independent director. The Company’s audit committee currently is comprised of John F. Stapleton and, therefore, would not meet this NASDAQ requirement.

The director independence rules of NASDAQ require that the compensation of the chief executive officer and other officers of a listed company be determined, or recommended to the Board for determination, either by a compensation committee comprised of independent directors or by a majority of the independent directors on its Board of Directors. Since December 24, 2014, the Board as a whole has assumed the responsibilities of the Compensation Committee until such time as a new independent director or directors are appointed to the Compensation Committee. Until such appointment(s), the Company’s compensation committee does not meet this NASDAQ requirement.

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

The following table summarizes the aggregate fees billed to the Company by MaloneBailey, LLP in relation to the audits and quarterly reviews of the Company for the fiscal years ended September 30, 2015 and 2014:

	Year Ended September 30, 2016	Year Ended September 30, 2015

Audit Fees (1)	$54,750	$52,000
Audit-Related Fees (2)	$—	$—
Tax Fees (3)	$—	$—
All Other Fees (4)	$—	$—

_______________
(1)	Audit Fees. Audit fees include fees for professional services performed for the audit of our annual consolidated financial statements, review of quarterly consolidated financial statements included in our SEC filings, and assistance and issuance of consents associated with other SEC filings.
(2)	Audit-Related Fees. Audit-related fees are fees for assurance and related services that are reasonably related to the audit. This category includes fees related to assistance consulting on financial accounting/reporting standards.
(3)	Tax Fees. Tax fees primarily include professional services performed with respect to preparation of our federal and state tax returns for our consolidated subsidiaries.
(4)	All Other Fees. All other fees include products and services provided, other than the services reported comprising Audit Fees, Audit Related Fees and Tax Fees.

Table of Contents Index to Financial Statements

The audit committee of the Board of Directors has reviewed the services provided by MaloneBailey, LLP during the fiscal year ended September 30, 2016 and the amounts billed for such services, and after consideration, has determined that the receipt of these fees by MaloneBailey, LLP is compatible with the provision of independent audit services. The audit committee has discussed these services and fees with MaloneBailey, LLP and Company management to determine that they are appropriate under the rules and regulations concerning auditor independence promulgated by the U.S. Securities and Exchange Commission to implement the Sarbanes-Oxley Act of 2002, as well as under guidelines of the American Institute of Certified Public Accountants.

Pre-Approval Policy

The audit committee charter provides that all audit and non-audit accounting services that are permitted to be performed by the Company’s independent registered public accounting firm under applicable rules and regulations must be pre-approved by the audit committee or by designated independent members of the audit committee, other than with respect to de minimis exceptions permitted under Section 202 of the Sarbanes-Oxley Act of 2002. All services performed by MaloneBailey during the fiscal  years ending September 30, 2016 and 2015 have been pre-approved in accordance with the charter.

Prior to or as soon as practicable following the beginning of each fiscal year, a description of audit, audit-related, tax, and other services expected to be performed by the independent registered public accounting firm in the following fiscal year will be presented to the audit committee for approval. Following such approval, any requests for audit, audit-related, tax, and other services not presented and pre-approved must be submitted to the audit committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant specific pre-approval between meetings, as necessary, may be delegated to one or more members of the audit committee who are independent directors. In the event such authority is so delegated, the full audit committee must be updated at the next regularly scheduled meeting with respect to any services that were granted specific pre-approval by delegation. During the fiscal year ending September 30, 2016, the audit committee has functioned in conformance with these procedures.

Table of Contents Index to Financial Statements

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

2.1	Agreement and Plan of Merger between the Company, Gold and Minerals Company, Inc. and MergerCo, dated June 28, 2010 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 7, 2010).
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form S-4 Registration Statement #333-170281 filed on November 2, 2010).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2014).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 4, 2016).
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 31, 2011).
3.5	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 1, 2014).
3.6	Restated Bylaws (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 15, 2016).
4.1	Rights Agreement dated August 25, 2011 between the Company and OTR, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on August 31, 2011).
10.1	2005 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 Registration Statement #333-177417 filed on October 20, 2011).
10.2	Form of Stock Option Agreement (Director) (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed December 14, 2012).
10.3a	El Capitan Precious Metals, Inc. 2015 Equity Incentive Plan (incorporated by reference to the registrant’s Current Report on Form 8-K filed on October 14, 2015)
10.3b	Amendment No. 1 to El Capitan Precious Metals, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 18, 2015)
10.3c	Amendment No. 2 to El Capitan Precious Metals, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 26, 2016)
10.3d	Amendment No. 3 to El Capitan Precious Metals, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on August 5, 2016)
10.3e	Amendment No. 4 to El Capitan Precious Metals, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 2, 2016)
10.4*	Form of Stock Option Agreement (Director) under El Capitan Precious Metals, Inc. 2015 Equity Incentive Plan
10.5	Agreement dated March 10, 2014 between the Company and Glencore AG (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q filed on July 22, 2014).+
10.6	Master Services Agreement dated February 28, 2014 by and between the Company and Logistica, U.S. Terminals, LLC, including the Iron Ore Processing Agreement attached as Appendix A thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2014). +
10.7a	Note and Warrant Purchase Agreement dated October 17, 2014, between the Company and Connelly Land LLC, including the 8% Secured Promissory Note, Common Stock Purchase Warrant and Security Agreement attached as Exhibits A, B and C thereto (incorporated by referenced to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on December 29, 2014).
10.7b	Amended Note dated as of August 24, 2015 and Warrant Purchase Agreement between the Company and Connelly Land LLC (incorporated by referenced to Exhibit 10.7b to the Company’s Annual Report on Form 10-K filed on January 11, 2016).
10.8	Promissory Note dated February 4, 2015 between the Company and George Nesemeier and Robert J. Runck
10.9	Promissory Note dated February 4, 2015 between the Company and Management Resource Initiative, Inc.
10.10	Agreement dated April 16, 2015 between the Company and S&L Energy, LLC
10.11	Agreement dated August 31, 2015 between the Company and Charles L. Wickham, Jr.

Table of Contents Index to Financial Statements

Exhibit Number	Description

10.12a	Securities Purchase Agreement dated December 2, 2015 between the Company and Union Capital, LLC, including front-end and back-end Notes attached as Exhibits A and B, and Collateralized Secured Promissory Note (incorporated by referenced to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on January 11, 2016).
10.12b	Amendment No. 1 to Convertible Promissory Note dated January 12, 2016 between the Company and Union Capital, LLC (incorporated by referenced to Exhibit 10.3b to the Company’s Quarterly Report on Form 10-Q filed on February 16, 2016).
10.13	Agreement dated January 5, 2016 between the Company and Logistica U.S. Terminals, LLC (incorporated by referenced to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on February 16, 2016).
10.14	Securities Purchase Agreement dated January 26, 2016 between the Company and Bay Private Equity Inc., including the $180,000 Convertible Redeemable Note as Exhibit A (incorporated by referenced to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on February 16, 2016).
10.15a	Equity Purchase Agreement dated March 16, 2016 by and between the Company and River North Equity, LLC (incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2016).
10.15b	Registration Rights Agreement dated March 16, 2016 by and between the Company and River North Equity, LLC (incorporated by referenced to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 21, 2016).
10.15c	Commitment Convertible Promissory Note dated March 16, 2016, issued in favor of River North Equity, LLC (incorporated by referenced to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 21, 2016).
10.15d	Securities Purchase Agreement dated March 16, 2016 by and between the Company and River North Equity, LLC (incorporated by referenced to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 21, 2016).
10.15e	Bridge Convertible Promissory Note dated March 16, 2016, issued in favor of River North Equity, LLC (incorporated by referenced to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 21, 2016).
10.15f	Amendment No. 1 dated December 9, 2016 to Equity Purchase Agreement dated March 16, 2016 by and between El Capitan Precious Metals, Inc. and River North Equity, LLC (incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 9, 2016).
14.1	Code of Ethics for Senior Financial Management (incorporated by referenced to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on January 11, 2016).
21.1	Subsidiaries of El Capitan Precious Metals, Inc. (incorporated by referenced to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on December 29, 2014).
23.1 *	Consent of Clyde L. Smith, Ph.D.
23.2 *	Consent of MaloneBailey, LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document**
101.SCH*	XBRL Extension Schema Document**
101.CAL*	XBRL Extension Calculation Linkbase Document**
101.DEF*	XBRL Extension Definition Linkbase Document**
101.LAB*	XBRL Extension Labels Linkbase Document**
101.LAB*	XBRL Extension Labels Linkbase Document**
101.PRE*	XBRL Extension Presentation Linkbase Document**

 __________________

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
+	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

Table of Contents Index to Financial Statements

Financial Statement Schedules

None.

ITEM 16.	FORM 10-K SUMMARY

Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. The Company has elected not to include such summary information.

Table of Contents Index to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EL CAPITAN PRECIOUS METALS, INC.

Date: January 13, 2017	By:	/s/ John F. Stapleton
John F. Stapleton
Chief Executive Officer
(Principal Executive Officer)

Date: January 13, 2017	By:	/s/ Stephen J. Antol
Stephen J. Antol
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John F. Stapleton	Chief Executive Officer, Director	January 13, 2017
John F. Stapleton	(Principal Executive Officer)

/s/ Stephen J. Antol	Chief Financial Officer	January 13, 2017
Stephen J. Antol	(Principal Financial Officer)

/s/ Charles C. Mottley	Director and President Emeritus	January 13, 2017
Charles C. Mottley

/s/ Clyde L. Smith	Director	January 13, 2017
Clyde L. Smith

/s/ Timothy J. Gay	Director	January 13, 2017
Timothy J. Gay

/s/ Daniel G. Martinez	Director	January 13, 2017
Daniel G. Martinez

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS

FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE

NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The registrant has not sent to its security holders any annual report covering the registrant’s fiscal year ended September 30, 2016.

