Form 10-Q
period 2016-12-31
EL CAPITAN PRECIOUS METALS INC
filed 2017-02-10
CIK 1135202

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 384,476,034 shares of common stock par value $0.001, of the issuer were issued and outstanding as of February 10, 2017.

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

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain certain “forward-looking” statements as such term is defined by the Securities and Exchange Commission in its rules, regulations and releases, which represent the registrant’s expectations or beliefs, including but not limited to, statements concerning the registrant’s operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “might,” “plan,” “predict” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the registrant’s control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, governmental regulation, managing and maintaining growth, the operations of the Company and its subsidiaries, volatility of stock price, commercial viability of any mineral deposits and any other factors identified in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, filed with the U.S. Securities and Exchange Commission on January 13, 2017, or discussed herein or in the Company’s other filings with the Securities and Exchange Commission.  The Company does not intend or undertake to update the information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2016	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64,060	$296,619
Advances to vendor	335,616	—
Prepaid expense and other current assets	166,571	135,196
Inventory	256,250	252,466
Total Current Assets	822,497	684,281

Property and equipment, net of accumulated depreciation of $146,883 and $128,748, respectively	566,403	577,883
Exploration property	1,864,608	1,864,608
Restricted cash	74,506	74,504
Deposits	22,440	22,440
Total Assets	$3,350,454	$3,223,716

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$192,302	$224,079
Notes payable, net of unamortized discounts of $507 and $1,769, respectively	722,740	857,219
Note payable, related party	30,000	30,000
Accrued compensation - related parties	355,000	500,000
Accrued liabilities	292,504	407,332
Total Current Liabilities	1,592,546	2,018,630

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 51 and 51 shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 383,974,231 and 366,254,777 shares issued and outstanding, respectively	383,974	366,255
Additional paid-in capital	213,848,553	212,865,439
Accumulated deficit	(212,474,619)	(212,026,608)
Total Stockholders’ Equity	1,757,908	1,205,086
Total Liabilities and Stockholders’ Equity	$3,350,454	$3,223,716

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,
	2016	2015

REVENUES	$—	$2,950

COSTS ASSOCIATED WITH REVENUES	—	3,300
Gross Loss	—	(350)

OPERATING EXPENSES:
Mine and exploration costs	189,650	102,513
Professional fees	2,991	49,504
Administrative consulting fees	65,000	65,000
Legal and accounting fees	24,123	78,348
Other general and administrative	29,410	75,193
Total Operating Expenses	311,174	370,558

LOSS FROM OPERATIONS	(311,174)	(370,908)

OTHER INCOME (EXPENSE):
Interest income	13	2
Gain on derivative instruments	—	3,693
Loss on debt extinguishment	(122,110)	(84,270)
Interest expense – related party	(982)	(2,456)
Interest expense	(13,758)	(100,859)
Total Other Income (Expense)	(136,837)	(183,890)

LOSS BEFORE PROVISION FOR INCOME TAXES	(448,011)	(554,798)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(448,011)	$(554,798)

Basic and Diluted Per Share Data:
Net Loss Per Share - basic and diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding:
Basic and diluted	377,048,749	296,586,821

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(448,011)	$(554,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrant and option expense	—	22,367
Stock-based compensation	—	102,207
Amortization of debt discounts	1,262	80,254
Depreciation	19,995	16,470
Loss on debt extinguishment	122,110	84,270
Gain on derivative instruments	—	(3,693)
Net change in operating assets and liabilities:
Prepaid expenses and other current assets	(31,375)	(30,016)
Inventory	—	(71,567)
Accounts payable	(31,777)	135,369
Accrued compensation – related parties	—	110,000
Accrued liabilities	46,257	(46,804)
Net Cash Used in Operating Activities	(321,539)	(155,941)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	—	(787)
Advance to vendor for pilot plant equipment purchases	(100,000)	—
Restricted cash	(2)	(1)
Net Cash Used in Investing Activities	(100,002)	(788)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	324,723	—
Proceeds from notes payable	—	92,000
Payments on notes payable	(150,000)	—
Increase in finance contracts	25,224	32,773
Payments on finance contracts	(10,965)	(5,214)
Net Cash Provided by Financing Activities	188,982	119,559

NET DECREASE IN CASH AND CASH EQUIVALENTS	(232,559)	(37,170)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	296,619	71,393

CASH AND CASH EQUIVALENTS, END OF PERIOD	$64,060	$34,223
(Continued)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Continued)

	Three Months Ended December 31,
	2016	2015

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$6,667	$10,315
Cash paid for income taxes	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for third party payables	82,000	217,431
Common stock issued for related party payables	145,000	102,849
Common stock issued on settlement of debt and accrued interest	—	307,982
Common stock issued for inventory	3,784	378,430
Common stock issued for prepayment of services and costs incurred	—	120,337
Common stock issued for accrued mining cost	79,085	—
Common stock issued for fixed assets	8,515	—
Common stock issued to vendor for pilot plant equipment purchases	235,616	—
Debt discount from derivative liabilities	—	92,000
Reclassification of warrants from equity to derivative liabilities	—	205,526

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Business, Operations and Organization

The accompanying unaudited interim financial statements of El Capitan Precious Metals, Inc. (“El Capitan” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 2017, or for any subsequent period. These interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended September 30, 2016, included in the Company’s Annual Report on Form 10-K, filed with the SEC on January 13, 2017 (the “2016 Form 10-K”). The consolidated balance sheet at September 30, 2016, has been derived from the audited financial statements included in the 2016 Form 10-K.

Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2016 as reported in the 2016 Form 10-K have been omitted.

On July 26, 2002, El Capitan Precious Metals, Inc. was incorporated as a Delaware corporation to engage in the business of acquiring properties containing precious metals, principally gold, silver, and platinum (“El Capitan Delaware”). On March 18, 2003, El Capitan Delaware entered into a share exchange agreement with DML Services, Inc. (“DML”), a Nevada corporation, and became the wholly owned subsidiary of DML. On April 11, 2003, DML changed its name to El Capitan Precious Metals, Inc. The results of El Capitan Precious Metals, Inc., a Nevada corporation (formerly DML Services, Inc.), and its wholly owned Delaware subsidiary of the same name are presented on a consolidated basis.

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

Basis of Presentation and Going Concern

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company currently has a minimum source of revenue to cover its costs. The Company has incurred a loss for the year ended September 30, 2016 and for the three months ended December 31, 2016 and the Company has a working capital deficit as of December 31, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To continue as a going concern, the Company is dependent on achievement of cash flow and future profits from entering the production stage of operations. The Company does not have adequate liquidity to fund its current operations, meet its obligations and continue as a going concern. The Company has an “equity line” financing arrangement under a Purchase Agreement with River North Equity, LLC, as amended.  In the past the Company has secured working capital loans to assist in financing its activities for the near term. The Company may also pursue other financing alternatives from time to time, including short-term operational strategic financing or equity financing, to fund its activities until it can achieve cash flow and profits from its operations. The Company’s consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Fair Value of Financial Instruments

The fair values of the Company’s financial instruments, which include cash, investments, accounts payable, accrued expenses and notes payable, approximate their carrying amounts because of the short maturities of these instruments or because of restrictions.

Management Estimates and Assumptions

The preparation of the Company’s unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from these estimates.

Cash and Cash Equivalents

The Company considers those short-term, highly liquid investments with maturities of three months or less as cash and cash equivalents. At times, cash in banks may be in excess of the FDIC limits. The Company has no cash equivalents.

Advances to Vendor

The Company has made advances to the operator of the Pilot Plant currently being prepared for the equipment in transit. The advances are for upfront operating expenses site improvements and equipment. Based on current information, the equipment is estimated to arrive in the third week of February 2017 and anticipated to be operational in the fourth week of the month.

The arrangements for repayment are included in the operating agreement with the vendor. From proceeds of precious metal concentrates sales, all operating expenses incurred by each party for the period are reimbursed to the parties to the Agreement. The remaining profit for the period is divided equally and the plant operator from their profits must reimburse the Company for any advances made for equipment purchases. The Pilot Plant operator owns the equipment per the terms in the Agreement.

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

Restricted Cash

Restricted cash consists of two certificates of deposits in favor of the New Mexico Minerals and Mining Division for a total of $74,506. The amount is posted as a financial assurance for required reclamation work to be completed on mined acreage.

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

The Company recognized stock-based administrative compensation aggregating $0 and $22,367 for common stock options and common stock issued to administrative personnel, directors and consultants during the three months ended December 31, 2016 and 2015, respectively.

Also during the three months ended December 31, 2016 and 2015, the Company paid stock-based compensation consisting of common stock issued to non-employees aggregating $0 and $102,207, respectively.

Revenue Recognition

When revenue is generated from operations, it will be recognized in accordance with FASB ASC 605. In general, the Company will recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. Revenue generated and costs incurred under this agreement will be reported on a net basis in accordance with FASB ASC 605-45. There was nominal revenue generated for the Company’s quarter ended December 31, 2015 and none for the quarter ended December 31, 2016.

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

In August, 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). Effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC during the current reporting period did not, or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

Consulting Agreements

Effective May 1, 2009, the Company has informal arrangements with an individual, currently whom is an officer, pursuant to which such individual serves as support staff for the functioning of the home office and all related corporate activities and projects. The aggregate monthly payments under the informal arrangements are $6,667. There is no written agreement with this individual. At December 31, 2016 and September 30, 2016, this individual had accrued and unpaid compensation of $40,000 respectively, recorded in accrued compensation – related parties.

During the three months ended December 31, 2016, the Company issued 1,768,293 of restricted common shares and 1,768,293 shares of S-8 to a former officer and currently a director of the Company as payment of accrued compensation of $145,000. The fair value of the stock was $199,110 and the Company recorded a loss on extinguishment of debt of $54,110.

In January 2012, the Company retained the consulting services of Management Resource Initiatives, Inc. (“MRI”), a company controlled by John F. Stapleton who served as the Chief Financial Officer and a director of the Company at that time and who currently serves as President and Chief Executive Officer and a director of the Company. The current monthly consulting fee for such services is $15,000. Total consulting fees expensed to MRI for both the three months ended December 31, 2016 and 2015 was $45,000, respectively. At December 31, 2016, MRI had accrued and unpaid compensation of $315,000 recorded in accrued compensation – related parties.

Total administrative consulting fees expensed under these informal arrangements for both the three months ended December 31, 2016 and 2015 was $65,000, respectively.

On February 4, 2015, the Company signed a $30,000 promissory note payable to MRI, at 18% interest per annum, due and payable on February 4, 2016. As an inducement for the loan represented by the note, the Company issued 200,000 shares of restricted common stock of the Company to MRI. The Company approved amending the note to extend the maturity date from February 4, 2016 to February 4, 2017 under the original terms of the Agreement. See Note 5.

NOTE 3 – INVENTORY

The following table provides the components of inventory as of December 31, 2016 and September 30, 2016:

	December 31,	September 30,
	2016	2016

Mineralized material stockpile	$84,153	$87,840
Concentrate	154,411	146,738
Iron ore	17,686	17,888
Total	$256,250	$252,466

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31, 2016 and September 30, 2016:

	December 31,	September 30,
	2016	2016

Mining costs	$—	$60,613
Accounting and legal	223,865	285,025
Interest	68,639	61,694
	$292,504	$407,332

NOTE 5 – NOTES PAYABLE

Agreements with Logistica U.S. Terminals, LLC

Under an agreement with Logistica U.S. Terminals, LLC (“Logistica”) dated February 28, 2014, Logistica agreed to remit a $400,000 payment on the Company’s behalf that represented the remaining balance of the Company’s purchase price for a heavy ore trailing separation line to be used for processing of mineralized material at the El Capitan Property mine site. The Company previously remitted $100,000 toward the purchase of such equipment. In consideration for Logistica remitting such payment, the Company agreed to deliver a $400,000 promissory note to Logistica and issued 2,500,000 shares of common stock to a designee of Logistica under the Company’s 2005 Stock Incentive Plan. The promissory note accrues interest at 4.5%, with principal and accrued interest payments to be made out of the Company’s proceeds from sale of iron extracted from mineralized material as part of the Company’s exploration activities. As of December 31, 2016, the outstanding balance under this note payable was $400,000 and accrued interest on the note was $51,140.

On January 5, 2016, we entered into our current agreement with Logistica U.S. Terminals, LLC (“Logistica”). Under the agreement we will provide to Logistica concentrated ore to their specifications at the mine site. Logistica will transport, process, and refine the precious metals concentrates to sell to precious metals buyers. The terms of the new agreement provide for the recovery of hard costs related to the concentrates by both parties prior to the distribution of profits. The agreement also provided for the issuance of 10,000,000 shares of our restricted common stock and the elimination of a $100,000 accrued liability to Logistica for prior services rendered. When certain terms and conditions are met, the Agreement calls for Logistica to arrange for a letter of credit for working capital for the mining, processing and sale activities under the Agreement. The shares were issued in August 2016. The new agreement supersedes the previous agreements with Logistica.

October 17, 2014 Note and Warrant Purchase Agreement

On October 17, 2014, we entered into a private Note and Warrant Purchase Agreement with an accredited investor pursuant to which we borrowed $500,000 against delivery of a promissory note (the “2014 Note”) in such amount and issued warrants to purchase 882,352 shares of our common stock pursuant to the Note and Warrant Purchase Agreement. The promissory note carries an interest rate of 8% per annum, was initially due on July 17, 2015 and is secured by a first priority security interest in all right, title and interest of the Company in and to the net proceeds received by the Company from its sale of tailings separated from iron recovered by the Company at the El Capitan Property. On August 24, 2015, the 2014 Note was mutually extended from July 17, 2015 to January 17, 2016. In consideration of the extension, the Company amended the common stock purchase warrant to purchase 4,714,286 shares (subject to adjustment) of our common stock at an exercise price of $0.07 per share. The warrant dated October 17, 2014 was cancelled. On January 19, 2016, the amended 2014 Note was extended from January 17, 2016 to September 19, 2016. The note is currently in default. In consideration of the extension, we issued to the investor a fully vested three year common stock purchase warrant to purchase 471,429 shares (subject to adjustment) of common stock of the Company at an exercise price of $0.051 per share, the closing price on the date of the agreed extension agreement. The fair value of the warrants was determined to be $16,775 using Black-Scholes option price model and was expensed during the three months ended March 31, 2016. The Note is currently due and principal payments are being made on the Note. During the quarter ended December 31, 2016, the outstanding principal balance of the amended 2014 Note was reduced by an additional $150,000 and related accrued interest payments have been made.  As of December 31, 2016, the outstanding balance under this note payable was $250,000 and accrued interest on the note was $1,205.

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

As of December 31, 2016, the aggregate outstanding balance under these notes was $68,940, accrued interest was $13,828 and the unamortized discount on the notes payable was $507. During the three months ended December 31, 2016 and 2015, amortization expense of $1,262 and $6,253, respectively was recognized.

Financing of Insurance Premiums

On August 15, 2016, we entered into an agreement to finance a portion of our liability insurance premiums in the amount of $28,384 at an interest rate of 7.25% with equal payments of $2,934, including interest, due monthly beginning July 14, 2016 and continuing through April 14, 2017. As of December 31, 2016, the outstanding balance under this note payable was $11,559.

On November 14, 2016, we entered into an agreement to finance director and officer insurance premiums in the amount of $25,224 at an interest rate of 5.00% with equal payments of $2,581, including interest, due monthly beginning December 21, 2016 and continuing through September 21, 2017. As of December 31, 2016, the outstanding balance under this note payable was $22,748.

The components of the notes payable, including the note payable to related party, at December 31, 2016 are as follows:

	Principal	Unamortized
	Amount	Discount	Net

Notes payable	$723,247	$(507)	$722,740
Notes payable – related party	30,000	—	30,000
	$753,247	$(507)	$752,740

The components of the notes payable at September 30, 2016 are as follows:

	Principal	Unamortized
	Amount	Discount	Net

Notes payable	$858,988	$(1,769)	$857,219
Notes payable – related party	30,000	—	30,000
	$888,988	$(1,769)	$887,219

NOTE 6 – FAIR VALUE MEASUREMENTS

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on September 30, 2016 and 2015:

December 31, 2016:	Level 1	Level 2	Level 3	Total

Assets
Exploration property	$—	$—	$1,864,608	$1,864,608
Liabilities
None	$—	$—	$—	$—

September 30, 2016:	Level 1	Level 2	Level 3	Total

Assets
Exploration property	$—	$—	$1,864,608	$1,864,608
Liabilities
None	$—	$—	$—	$—

The exploration property associated with the El Capitan Property, which the Company is intending to continue to market for sale to a major mining company, is classified as Level 3. The fair value of the exploration property is determined based upon the cost basis the of the Company’s investment in the exploration property under U.S. GAAP. There was no change in the carrying valuation of the exploration property during the three months ended December 31, 2016.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Related Party

In January 2012, the Company retained the consulting services of Management Resource Initiatives, Inc. (“MRI”), a company controlled by John F. Stapleton who served as the Chief Financial Officer and a director of the Company at that time and who currently serves as President and Chief Executive Officer and a director of the Company. The current monthly consulting fee for such services is $15,000. Total consulting fees expensed to MRI for both the three months ended December 31, 2016 and 2015 was $45,000, respectively. At December 31, 2016, MRI had accrued and unpaid compensation of $315,000 recorded in accrued compensation – related parties.

On January 18, 2016, the Board of Directors of the Company appointed Stephan J. Antol as the Company’s Chief Financial Officer, replacing Mr. Stapleton in such capacity. Mr. Stapleton continued to serve as a director of the Company and as Chairman of the Board. Effective August 4, 2016, the Board of Directors of the Company appointed Mr. Stapleton to replace Charles C. Mottley as President and Chief Executive Officer of the Company. The change in senior management was proposed by Mr. Mottley, who continues to serve as a member of the Company’s Board of Directors and as President Emeritus. At December 31, 2016, Mr. Antol had accrued and unpaid compensation of $40,000 recorded in accrued compensation – related parties.

On February 4, 2015, the Company signed a $30,000 promissory note payable to MRI, at 18% interest per annum, due and payable on February 4, 2016. As an inducement for the loan represented by the note, the Company issued 200,000 shares of restricted common stock of the Company to MRI. The Company approved amending the note to extend the maturity date from February 4, 2016 to February 4, 2017 under the original terms of the Agreement. See Note 5, February 4, 2015 Unsecured Promissory Notes.

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

Agreements with Logistica U.S. Terminals, LLC

Under an agreement with Logistica U.S. Terminals, LLC (“Logistica”) dated February 28, 2014, Logistica agreed to remit a $400,000 payment on the Company’s behalf that represented the remaining balance of the Company’s purchase price for a heavy ore trailing separation line to be used for processing of mineralized material at the El Capitan Property mine site. The Company previously remitted $100,000 toward the purchase of such equipment. In consideration for Logistica remitting such payment, the Company agreed to deliver a $400,000 promissory note to Logistica and issued 2,500,000 shares of common stock to a designee of Logistica under the Company’s 2005 Stock Incentive Plan. The promissory note accrues interest at 4.5%, with principal and accrued interest payments to be made out of the Company’s proceeds from sale of iron extracted from mineralized material as part of the Company’s exploration activities. As of December 31, 2016, the outstanding balance under this note payable was $400,000 and accrued interest on the note was $51,140.

On January 5, 2016, we entered into our current agreement with Logistica U.S. Terminals, LLC (“Logistica”). Under the agreement we will provide to Logistica concentrated ore to their specifications at the mine site. Logistica will transport, process, and refine the precious metals concentrates to sell to precious metals buyers. The terms of the new agreement provide for the recovery of hard costs related to the concentrates by both parties prior to the distribution of profits. The agreement also provides for the issuance of 10,000,000 shares of our restricted common stock and the elimination of a $100,000 accrued liability to Logistica for prior services rendered. When certain terms and conditions are met, the Agreement calls for Logistica to arrange for a letter of credit for working capital for the mining, processing and sale activities under the Agreement. The shares were issued in August 2016. The new agreement supersedes the previous agreements with Logistica.

NOTE 8 – 2015 EQUITY INCENTIVE PLAN

On October 8, 2015, the Board of Directors of the Company approved the El Capitan Precious Metals, Inc. 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan enables the Board of Directors to grant to employees, directors, and consultants of the Company and its subsidiaries a variety of forms of equity-based compensation, including grants of options to purchase shares of common stock, shares of restricted common stock, restricted stock units, stock appreciation rights, other stock-based awards and performance-based awards. At the time it was adopted, the maximum number of shares of common stock of the Company that could be issued or awarded under the 2015 Plan was 15,000,000 shares. On October 14, 2015, the Company filed Form S-8 Registration Statement No. 333-207399 with the SEC registering the 15,000,000 shares of common stock authorized for issuance pursuant to the 2015 Plan. On December 15, 2015, the Board of Directors of the Company adopted Amendment No. 1 to the 2015 Plan, pursuant to which the number of shares of common stock issuable under the 2015 Plan was increased from 15,000,000 to 23,000,000. On January 14, 2016, the Company filed Form S-8 Registration Statement No. 333-208991 with the SEC registering the additional 8,000,000 shares of common stock authorized for issuance pursuant to the 2015 Plan. Effective April 22, 2016, the Board of Directors of the Company adopted Amendment No. 2 to the 2015 Plan pursuant to which the number of shares of the common stock issuable under the 2015 Plan was increased from 23,000,000 to 28,000,000. On April 27, 2016, the Company filed Form S-8 Registration Statement No. 333-210942 with the SEC registering the additional 5,000,000 shares of common stock authorized for issuance pursuant to the 2015 Plan. Effective August 4, 2016, the Board of Directors of the Company adopted Amendment No. 3 to the 2015 Plan pursuant to which the number of shares of the common stock issuable under the 2015 Plan was increased from 28,000,000 to 50,000,000. On August 8, 2016, the Company filed Form S-8 Registration Statement No. 333- 212972 with the SEC registering the additional 22,000,000 shares of common stock authorized for issuance pursuant to the 2015 Plan. Effective October 31, 2016, the Board of Directors of the Company adopted Amendment No. 4 to the Company’s 2015 Plan pursuant to which the number of shares of the common stock issuable under the 2015 Plan was increased from 50,000,000 to 75,000,000. On November 4, 2016, the Company filed Form S-8 Registration Statement No. 333- 214442 with the SEC registering the additional 25,000,000 shares of common stock authorized for issuance pursuant to the 2015 Plan.

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

Preferred Stock Issuances

During the three months ended December 31, 2016, the Company did not issue any shares of preferred stock.

Common Stock Issuances

During the three months ended December 31, 2016, the Company:

(i)
Issued 1,768,293 shares of restricted common stock and 1,768,293 shares of S-8 common stock for accrued compensation payable to an officer valued at $199,110 on the date of issuances and recorded a loss on debt extinguishment of $54,110;

(ii)	Issued 2,000,000 shares of S-8 common stock for accrued legal services at a market value of $150,000 and recorded a loss on debt extinguishment of $68,000;

(iii)
Issued 5,000,000 shares of S-8 common stock to our contract miners at a market value of $327,000, including payment of $79,085 for accrued mining cost and services, payment of $3,784 for inventory, payment of $8,515 for lab equipment and an advance of $235,616 for pilot plant equipment costs;

(iv)	Issued 7,182,868 shares of common stock under the 2016 Purchase Agreement with River North for aggregate cash proceeds of $324,723.

Options

During the three months ended December 31 2016 the Company did not grant any options.

Warrants

During three months ended December 31, 2016, the Company did not issue any warrants.

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of its warrant and option awards. No estimates were required during the current quarter.

Stock option activity, both within and outside the 2015 Plan, and warrant activity for the three months ended December 31, 2016, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price

Outstanding at September 30, 2016	11,137,500	$0.265	5,332,773	$0.071
Granted	—		—
Canceled	—		—
Expired	—		—
Exercised	—		—

Outstanding at December 31, 2016	11,137,500	0.265	5,332,773	0.071

Exercisable at December 31, 2016	11,137,500	0.265	5,332,773	0.071

The range of exercise prices and remaining weighted average life of the options outstanding at December 31, 2016 were $0.042 to $1.02 and 4.62 years, respectively. The aggregate intrinsic value of the outstanding options at December 31, 2016 was $4,550.

The range of exercise prices and remaining weighted average life of the warrants outstanding at December 31, 2016 were $0.051 to $0.17 and 1.65 years, respectively. The aggregate intrinsic value of the outstanding warrants at December 31, 2016 was $1,933.

The Company maintains its 2015 Equity Incentive Plan, as amended (the “2015 Plan”), pursuant to which the Company has reserved and registered 75,000,000 shares for stock and option grants. As of December 31, 2016, there were 22,768,268 shares available for grant under the 2015 Plan, excluding the 11,137,500 options outstanding.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent Issuances of Common Stock

Subsequent to December 31, 2016, the Company issued 501,803 shares of common stock under the 2016 Purchase Agreement with River North for aggregate cash proceeds of $19,351.

Board Approval of Stock Issuances Subsequent to December 31, 2016

On January 16, 2017, the Board authorized the issuance of up to 3,000,000 S-8 common shares to our contract miner to meet current obligations for services currently being provided to the Company.  As of the date of filing this 10-Q, no shares have been advanced under this authorization.

The Board on this date also authorized a grant of 500,000, two year, fully vested warrants at the closing market price of the Board meeting, for consideration of a note extension.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim consolidated financial statements and related notes which are included in Item 1 of this Quarterly Report on Form 10-Q, and with our audited financial statements and the “Risk Factors” section included in our Form 10-K for the fiscal year ended September 30, 2016, filed with the U.S. Securities and Exchange Commission (“SEC”) on January 13, 2017.

Overview of Business

The Company is an exploration stage company as defined by the SEC’s Industry Guide 7 as the Company has no established reserves as required under Industry Guide 7. We are principally engaged in the exploration of precious metals and other minerals on the El Capitan property located near Capitan, New Mexico (the “El Capitan Property”). We recorded nominal revenues in the fiscal year ended September 30, 2016 consisting of revenue for test loads of iron ore to a construction contractor.

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

Basis of Presentation and Going Concern

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company currently has a minimum source of revenue to cover its costs. The Company has incurred a loss for the three months ended December, 2016 and has a working capital deficit as of December 31, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To continue as a going concern, the Company is dependent on achievement of cash flow and future profits from entering the production stage of operations. The Company does not have adequate liquidity to fund its current operations, meet its obligations and continue as a going concern. The Company currently has an equity line of credit in place that it expects to utilize to finance its activities in the near term and, in the past, has secured working capital loans for such purpose. The Company may also pursue other financing alternatives from time to time, including short-term operational strategic financing or equity financing, to fund its activities until it can achieve cash flow and profits from its operations. The Company’s consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Results of Operations - Three Months Ended December 31, 2016 and 2015

We are an exploration stage company and have not yet realized any material revenue from operations through our fiscal quarter ended December 31, 2016. We realized a net decrease in operating expenses of $59,384, from $370,558 for the three months ended December 31, 2015 to $311,174 for the three months ended December 31, 2016. The decrease is comprised mainly of increases in mine and exploration costs of $87,137 offset by decreases in professional fees of $46,513, legal and accounting fees of $54,225 and other general and administrative of $45,783.

The increase in mine and exploration costs is primarily due to increased activity associated with the concentration of mineralized ore to specifications required by various refiners, an increase in legal fees of $33,188 associated with the mine and a credit against mine costs of $71,567 in the comparable measurement period. The decrease in legal and accounting fees resulted from decreased legal fees related to the negotiation and preparation of financial contracts and agreements during the comparable prior year period. The decrease in other general and administrative is attributable to the retirement of the former CEO and president.

Our net loss decreased by $106,787 from $554,798 for the three months ended December 31, 2015 to $448,011 for the three months ended December 31, 2016. The decrease in net loss is mainly attributable to the net decrease in other income and expense consisting of mainly a decrease in interest expense of $88,575 which was offset by an increase in a non-cash loss on debt extinguishment of $37,840.

Liquidity and Capital Resources

As of December 31, 2016, we had cash on hand of $64,060 and a working capital deficit of $770,049. Based upon our budgeted burn rate, we currently have operating capital for approximately one month. The Company has historically relied on equity or debt financings to finance its ongoing operations. Our current financing arrangements are summarized below under the caption “Recent Financing Activities.” Our only current committed source of future financing is pursuant to the Purchase Agreement with River North, which is described below (the “Purchase Agreement”). Under the Purchase Agreement, we may from time to time, in our discretion, sell shares of our common stock to River North for aggregate gross proceeds of up to $5,000,000.  This arrangement is also sometimes referred to herein as the “Equity Line.”  Unless terminated earlier, River North’s purchase commitment will automatically expire on March 16, 2018.  As of December 30, 2016, approximately $3.8 million remained available to us under the Equity Line.

Currently, we intend to rely on the sale of stock under the Equity Line to fund our ongoing operations.  However, our ability to obtain proceeds from the Equity Line is subject to the various conditions and restrictions set forth in the Purchase Agreement, which are described below.  Due to these restrictions and conditions, we may not be able to obtain proceeds from the Equity Line at such times and in such amounts as needed to fund our ongoing operations. If we are required to raise additional capital, we do not know whether it will be available on terms favorable or acceptable to us when needed, if at all. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. In addition, we may grant future investors rights superior to those of our existing stockholders. If we raise additional funds by incurring debt, we could incur additional interest expense and become subject to covenants in the related transaction documentation that could affect the manner in which we conduct our business. Currently the Company is negotiating short term financing facilities to bridge operations until such time as the Company can generate revenue from its mineral exploration and mining activities.

 If adequate additional capital is not available when required, we may be forced to reduce or eliminate our exploration activities and our marketing efforts for the sale of the El Capitan Property, or suspend our operations entirely.

Recent Financing Activities

Agreements with Logistica U.S. Terminals, LLC

On January 5, 2016, we entered into our current agreement with Logistica U.S. Terminals, LLC (“Logistica”). Under the agreement we will provide to Logistica concentrated ore to their specifications at the mine site. Logistica will transport, process, and refine the precious metals concentrates to sell to precious metals buyers. The terms of the new agreement provide for the recovery of hard costs related to the concentrates by both parties prior to the distribution of profits. The agreement also provides for the issuance of 10,000,000 shares of our restricted common stock and the elimination of a $100,000 accrued liability to Logistica for prior services rendered. When certain terms and conditions are met, the Agreement calls for Logistica to arrange for a letter of credit for working capital for the mining, processing and sale activities under the Agreement. The shares were issued in August 2016. The new agreement supersedes previous agreements with Logistica entered into in March 2014.

October 17, 2014 Note and Warrant Purchase Agreement

On October 17, 2014, we entered into a private Note and Warrant Purchase Agreement with an accredited investor pursuant to which we borrowed $500,000 against delivery of a promissory note (the “2014 Note”) in such amount and issued warrants to purchase 882,352 shares of our common stock pursuant to the Note and Warrant Purchase Agreement. The promissory note carries an interest rate of 8% per annum, was initially due on July 17, 2015 and is secured by a first priority security interest in all right, title and interest of the Company in and to the net proceeds received by the Company from its sale of tailings separated from iron recovered by the Company at the El Capitan Property. On August 24, 2015, the 2014 Note was mutually extended from July 17, 2015 to January 17, 2016. In consideration of the extension, the Company amended the common stock purchase warrant to purchase 4,714,286 shares (subject to adjustment) of our common stock at an exercise price of $0.07 per share. The warrant dated October 17, 2014 was cancelled. On January 19, 2016, the amended 2014 Note was extended from January 17, 2016 to September 19, 2016. The note is currently in default. In consideration of the extension, we issued to the investor a fully vested three year common stock purchase warrant to purchase 471,429 shares (subject to adjustment) of common stock of the Company at an exercise price of $0.051 per share, the closing price on the date of the agreed extension agreement. The fair value of the warrants was determined to be $16,775 using Black-Scholes option price model and was expensed during the three months ended March 31, 2016. The issuance of the new warrant was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering. As of September 30, 2016, the outstanding balance under the amended 2014 Note was $400,000 and accrued interest was $1,140. During the quarter ended December 31, 2016, the outstanding principal balance of the amended 2014 Note was reduced by an additional $150,000 and related accrued interest payments have been made.  As of December 31, 2016, the outstanding balance under this note payable was $250,000 and accrued interest on the note was $1,205.

February 4, 2015 Unsecured Promissory Notes

On February 4, 2015, we issued unsecured promissory notes in the aggregate principal amount of $63,000, of which $30,000 is issued to MRI, a company controlled by John F. Stapleton, who served as the Chief Financial Officer and a director of the Company at that time and who currently serves as President and Chief Executive Officer and a director of the Company. Outstanding amounts under these notes accrue interest at 18% per year, with all principal and accrued interest being due and payable on February 4, 2016. As additional consideration for the loan, we issued 200,000 shares of our restricted common stock for each note for a total of 400,000 shares. The relative fair value of the common stock was determined to be $21,211 and was recorded as discounts to the promissory notes was amortized to interest expense over the life of the notes. On February 4, 2016, one of the promissory notes was amended to extend the maturity date from February 4, 2016 to February 4, 2017 and reduced the interest rate to 10% per year. The Company also agreed to add the accrued interest on the note at February 4, 2016 of $5,940 to the principal of the note. In consideration of the amendment, the Company agreed to issue an aggregate 150,000 shares of restricted common stock of the Company to the lenders and the Board of Directors approved the issuance on April 22, 2016. One of the lenders is affiliated with the Company and provided $30,000 of the original $63,000 loaned funds and has agreed to extend the note to February 4, 2017 at the same rate of interest and the issuance of 200,000 shares of our restricted common stock. Our obligations under both notes are personally guaranteed by the Company’s director and Chief Executive Officer at the time of the original notes.

During the fiscal year ended September 30, 2016, aggregate amortization expense of $12,065 was recognized. As of December 31, 2016, the aggregate outstanding balance under these notes was $68,940, accrued interest was $13,828 and the unamortized discount on the notes payable was $507.

March 16, 2016 Purchase Agreement and Registration Rights Agreement; December 9, 2016 Amendment

On March 16, 2016, we entered into a Purchase Agreement with River North, which was subsequently amended on December 9, 2016 by Amendment No. 1 thereto (the “Amendment”). Pursuant to the Purchase Agreement we may from time to time, in our discretion, sell shares of our common stock to River North for aggregate gross proceeds of up to $5,000,000. Unless terminated earlier, River North’s purchase commitment will automatically terminate on the earlier of the date on which River North shall have purchased Company shares pursuant to the Purchase Agreement for an aggregate purchase price of $5,000,000 or March 16, 2018. We have no obligation to sell any shares under the Purchase Agreement. This arrangement is also sometimes referred to herein as the “Equity Line.”

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

During the three months ended December 31, 2016, we issued a total of 7,182,868 shares of common stock to River North under the Purchase Agreement for aggregate proceeds of $324,723.

Also on March 16, 2016, in connection with the Purchase Agreement, we entered into a Registration Rights Agreement with River North requiring the Company to prepare and file, within 45 days of the effective date of the Registration Rights Agreement, a registration statement registering the resale by River North of the shares to be issued under the Purchase Agreement, and to use commercially reasonable efforts to cause such registration statement to become effective, and to keep such registration statement effective until (i) three months after the last closing of a sale of shares under the Purchase Agreement, (ii) the date when River North may sell all the shares under Rule 144 without volume limitations, or (iii) the date on which River North no longer owns any of the shares. On April 11, 2016, we filed a Registration Statement on Form S-1 (SEC File No. 333-210686) with the SEC registering the resale of up to 25,000,000 shares of the Company’s common stock that may be issued and sold to River North pursuant to the Purchase Agreement (the “First Registration Statement”), which was declared effective by the SEC on April 20, 2016.

The foregoing description of the Purchase Agreement (including the Amendment) and the Registration Rights Agreement does not purport to be complete and is subject to and qualified in its entirety by reference to the Purchase Agreement itself (including the Amendment) and the Registration Rights Agreement.

To date we have issued a total of 20,757,307 shares to River North under the Equity Purchase Agreement for aggregate proceeds of $1,216,265. These shares have been resold by River North under the First Registration Statement. The remaining shares were removed from registration by means of a post-effective amendment filed on February 7, 2017.  We will be unable to issue and sell additional shares to River North under the Equity Purchase Agreement until we file subsequent registration statement registering the resale by River North of additional shares that may be issued and sold under the Equity Line and the SEC declares it effective.

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

On March 16, 2016, we entered into a Securities Purchase Agreement with River North pursuant to which the Company issued a convertible promissory note (the “Bridge Note”) to River North, in the original principal amount of $90,000, in consideration of the payment by River North of a purchase price equal to $73,800, with $9,000 retained by River North as original issue discount and $7,200 for related legal and due diligence costs and these costs were recorded as discount to the note. The Company issued the Bridge Note on March 16, 2016. The Bridge Note accrues interest at a rate of 10% per annum and matures on March 16, 2017.The Bridge Note provides for conversion rights and events of default on substantially the same terms and conditions as the Commitment Note; provided however that an event of default under the Bridge Note will also be triggered if the Company fails to use at least 15% of the proceeds from each sale of shares under the Purchase Agreement to prepay a portion of the Bridge Note after it becomes convertible. The loan principal and accrued interest were paid in full prior to the note conversion date and for the fiscal year ended September 30, 2016 we recorded a discount expense of $16,200.

Financing of Insurance Premiums

On August 15, 2016, we entered into an agreement to finance a portion of our liability insurance premiums in the amount of $28,384 at an interest rate of 7.25% with equal payments of $2,934, including interest, due monthly beginning July 14, 2016 and continuing through April 14, 2017. As of December 31, 2016, the outstanding balance under this note payable was $11,559.

On November 14, 2016, we entered into an agreement to finance director and officer insurance premiums in the amount of $25,224 at an interest rate of 5.00% with equal payments of $2,581, including interest, due monthly beginning December 21, 2016 and continuing through September 21, 2017. As of December 31, the outstanding balance under this note payable was $22,748.

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

The price of gold and silver has experienced an increases and decreases in value over the past five years.  A historical chart of their respective prices is contained in Item 1, the “Business” portion of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, filed with the U.S. Securities and Exchange Commission on January 13, 2017.  Beginning in April 2013, the price of gold and silver has experienced a downward swing. A significant permanent drop in the price of gold, silver or other precious metals may have a materially adverse effect on the future results of potential exploration activities and the opportunity to market the sale of the El Capitan Property and the potential future revenue derived from the sale of concentrates. The El Capitan Property is an open pit mine with lower production costs and a material increase in costs associated with the recovery of precious metals may also cause a material adverse effect on the financial success of the Company and our ability to market the sale of the El Capitan Property.

Time delays in obtaining any necessary future approvals from the various governmental agencies, both federal and state, may also cause delays, all of which are not under our control, in achieving our strategic business plan and current plan of operation.

Off-Balance Sheet Arrangements

During the three months ended December 31, 2016, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

Contractual Obligations

As of December 31, 2016, we had no contractual obligations (including long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations and other long-term liabilities reflected on our balance sheet under GAAP) that are expected to have an adverse effect on our liquidity and cash flows in future periods.

Critical Accounting Policies

Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Note 1, “Business, Basis of Presentation and Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, filed with the U.S. Securities and Exchange Commission on January 13, 2017, describes our significant accounting policies which are reviewed by management on a regular basis.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any material pending legal proceedings and to our knowledge, no such proceedings by or against the Company have been threatened.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, filed with the U.S. Securities and Exchange Commission on January 13, 2017, in addition to the other information included in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time prior to investing in our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2016, we issued a total of 7,182,868 shares of common stock to River North under the Purchase Agreement for aggregate proceeds of $324,723. The issuances of shares were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

On November 7, 2016, the Company issued 1,768,293 shares of restricted common stock of the Company to an officer for accrued back compensation. The issuance of shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

During our current fiscal operating year ending September 30, 2016, the Company received various minor violations from MSHA. The proposed assessments are currently being contested by the Company and we are waiting for a requested hearing before the independent Federal Mine Safety and Health Review Commission for final resolve. The proposed assessments aggregate $1,864.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Description

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

EL CAPITAN PRECIOUS METALS, INC.

Dated: February 10, 2017	By:	/s/ John F. Stapleton
John F. Stapleton Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: February 10, 2017	By:	/s/ Stephen J. Antol
Stephen J. Antol Chief Financial Officer (Principal Financial Officer)