Form 10-Q
period 2017-03-31
EL CAPITAN PRECIOUS METALS INC
filed 2017-05-18
CIK 1135202

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 409,752,582 shares of common stock par value $0.001, of the issuer were issued and outstanding as of May 18, 2017.

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

 EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,198	$296,619
Advances to vendor	435,400	—
Prepaid expense and other current assets	175,921	135,196
Inventory	256,250	252,466
Total Current Assets	891,769	684,281

Property and equipment, net of accumulated depreciation of $168,235 and $128,748, respectively	588,026	577,883
Exploration property	1,864,608	1,864,608
Restricted cash	79,857	74,504
Deposits	22,440	22,440
Total Assets	$3,446,700	$3,223,716

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$296,714	$224,079
Current portion of long-term debt	8,295	—
Notes payable, net of unamortized discounts of $-0- and $1,769, respectively	454,536	857,219
Convertible note payable, net of unamortized discounts of $102,426 and $-0-	7,574	—
Note payable, related party	30,000	30,000
Accrued compensation - related parties	33,983	500,000
Accrued liabilities	158,317	407,332
Derivative instruments liability	311,652	—
Total Current Liabilities	1,301,071	2,018,630

LONG-TERM LIABILITIES
Note payable	17,103	—
Total Liabilities	1,318,174	2,018,630

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 51 and 51 shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 403,745,200 and 366,254,777 shares issued and outstanding, respectively	403,746	366,255
Additional paid-in capital	215,445,464	212,865,439
Accumulated deficit	(213,720,684)	(212,026,608)
Total Stockholders’ Equity	2,128,526	1,205,086
Total Liabilities and Stockholders’ Equity	$3,446,700	$3,223,716

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016

REVENUES	$—	$—	$—	$2,950

COSTS ASSOCIATED WITH REVENUES	—	—	—	(3,300)
Gross Loss	—	—	—	(350)

OPERATING EXPENSES:
Mine, exploration costs and pilot plant	307,179	81,691	496,829	184,205
Professional fees	11,020	53,257	14,011	102,761
Administrative consulting fees	65,000	65,000	130,000	130,000
Legal and accounting fees	45,226	66,012	69,349	144,360
Other general and administrative	34,866	11,711	64,276	86,903
Total Operating Expenses	463,291	277,671	774,465	648,229

LOSS FROM OPERATIONS	(463,291)	(277,671)	(774,465)	(648,579)

OTHER INCOME (EXPENSE):
Interest income	3	4	16	6
(Loss) gain on derivative instruments	(223,323)	151,030	(223,323)	154,723
Loss on debt extinguishment	(538,266)	(16,774)	(660,376)	(101,044)
Interest expense – related party	(1,711)	(4,689)	(2,693)	(7,145)
Interest expense	(19,477)	(26,714)	(33,235)	(127,573)
Total Other Income (Expense)	(782,774)	102,857	(919,611)	(81,033)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,246,065)	(174,814)	(1,694,076)	(729,612)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS AND COMPREHENSIVE LOSS	$(1,246,065)	$(174,814)	$(1,694,076)	$(729,612)

Basic and Diluted Per Share Data:
Net Loss Per Share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding:
Basic and diluted	388,188,740	308,873,495	382,557,536	307,681,187

The accompanying notes are an integral part of these unaudited consolidated financial statements.

  EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,694,076)	$(729,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrant and option expense	—	22,367
Stock-based compensation	206,813	109,991
Amortization of debt discounts	9,343	88,692

Depreciation	41,347	32,941
Loss on debt extinguishment	660,376	101,044
Loss (gain) on derivative instruments	223,323	(154,723)
Net change in operating assets and liabilities:
Prepaid expenses and other current assets	(15,037)	(7,906)
Inventory	—	(156,703)
Accounts payable	60,964	28,630
Accrued compensation – related parties	33,983	222,186
Accrued liabilities	(6,232)	126,550
Net Cash Used in Operating Activities	(479,196)	(316,543)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(16,904)	(787)
Advance to vendor for pilot plant equipment purchases	(100,000)	—
Restricted cash	(5,353)	(3)
Net Cash Used in Investing Activities	(122,257)	(790)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	384,157	—
Proceeds from convertible notes payable, net of original issue discounts	100,000	321,800
Payments on notes payable	(150,000)	—
Increase in finance contracts	25,224	32,773
Payments on finance contracts	(30,349)	(25,249)
Net Cash Provided by Financing Activities	329,032	329,324

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(272,421)	11,991

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	296,619	71,393

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,198	$83,384
(Continued)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended March 31,
	2017	2016

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$7,616	$21,079
Cash paid for income taxes	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock and warrants issued on settlement of debt and accrued interest	$256,027	$307,982
Common stock issued for third party payables	236,756	217,431
Common stock issued for inventory	3,784	439,603
Common stock issued for related party payables	500,000	102,849
Common stock issued for prepayment of services and costs incurred	38,804	200,130
Common stock issued for fixed assets	8,515	—
Common stock issued to vendor for pilot plant equipment purchases	322,284	—
Debt discount from derivative liabilities	88,329	92,000
Reclassification of warrants from equity to derivative liabilities	—	205,526
Reclassification of warrants from derivative liabilities to equity	—	142,803
Reclassification of accrued interest to principal outstanding	—	5,940
Convertible debt issued for deferred stock issuance costs	—	35,000
Purchase of fixed assets through financing contract	26,071	—
Debt discount from financing costs	11,671	—

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
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

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

Basis of Presentation and Going Concern

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company currently has a minimum source of revenue to cover its costs. The Company has incurred a loss for the year ended September 30, 2016 and for the six months ended March 31, 2017 and the Company has a working capital deficit as of March 31, 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To continue as a going concern, the Company is dependent on achievement of cash flow and future profits from entering the production stage of operations. The Company does not have adequate liquidity to fund its current operations, meet its obligations and continue as a going concern. The Company currently has an “equity line” financing arrangement under a Purchase Agreement with L2 Capital, LLC.  In the past the Company has secured working capital loans to assist in financing its activities for the near term. The Company may also pursue other financing alternatives from time to time, including short-term operational strategic financing or equity financing, to fund its activities until it can achieve cash flow and profits from its operations. The Company’s consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Advances to Vendor

The Company has made advances to the operator of a pilot plant which has been established to house equipment obtained from China that processes concentrates recovered at the El Capitan Property. The pilot plant, including the equipment, is owned by the operator of the pilot plant and not by the Company. The advances made by the Company are for site improvements, equipment and ancillary equipment required to attain the through put goal of management. The pilot plant is currently operational and generating concentrated product that is being shipped out to various refiners for processing and the Company is waiting for results from these refiners and any required specification requirements.

The arrangements for repayment are included in the operating agreement with the operator. From proceeds of precious metal concentrates sales, all operating expenses incurred by each party for the period are reimbursed to the parties to the Agreement. The remaining profit for the period is divided equally and the plant operator from their profits must reimburse the Company for any advances made for equipment purchases and related modifications to equipment or the site.

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

Restricted Cash

Restricted cash consists of two certificates of deposits in favor of the New Mexico Minerals and Mining Division for a total of $79,857. The amount is posted as a financial assurance for required reclamation work to be completed on mined and disturbed acreage.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Exploration Property Costs

Exploration property costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on the El Capitan Property. The Company has capitalized $1,864,608 of exploration property acquisition costs reflecting its investment in the El Capitan Property.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow or market risks. The Company reviews the terms of convertible debt, equity instruments and other financing arrangements to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Also, in connection with the issuance of financing instruments, the Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. The Company may also issue options or warrants to non-employees in connection with consulting or other services.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized as a one day derivative loss, in order to initially record the derivative instrument liabilities at their fair value.

The discount from the face value of the convertible debt or equity instruments resulting from allocating some or all of the proceeds to the derivative instruments, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, using the effective interest method.

When required to arrive at the fair value of derivatives associated with the convertible note and warrants, a Monte Carlo model was utilized that values the Convertible Note and Warrant based on average discounted cash flow factoring in the various potential outcomes by a Chartered Financial Analyst (‘CFA”). In determining the fair value of the derivatives the CFA assumed that the Company’s business would be conducted as a going concern.

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

Stock-Based Compensation

FASB ASC 718 requires companies to measure all stock compensation awards using a fair value method and recognize the related compensation cost in its financial statements. Beginning with the Company’s quarterly period that began on October 1, 2006, the Company adopted the provisions of FASB ASC 718 and expenses the fair value of employee stock options and similar awards in the financial statements. The Company accounts for share-based payments in accordance with ASC 718, Compensation - Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. In accordance with ASC 718-10-30-9, “Measurement Objective – Fair Value at Grant Date,” the Company estimates the fair value of the award using the Black-Scholes option pricing model for valuation of the share-based payments. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. The simplified method is used to determine compensation expense since historical option exercise experience is limited relative to the number of options issued. The compensation cost is recognized ratably using the straight-line method over the expected vesting period.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

The Company accounts for stock-based compensation to other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period.

The Company recognized stock-based administrative compensation aggregating $-0- and $132,358 for common stock options and common stock issued to administrative personnel, directors and consultants during the six months ended March 31, 2017 and 2016, respectively.

During the six month period ended March 31, 2017, the Company recognized stock compensation to our mine contractor of $206,813 and none for the comparable prior period of measurement. These costs incurred were attributable to the pilot plant operation and Mine Safety and Health Administration (“MSHA”) mine regulation consulting.

Revenue Recognition

When revenue is generated from operations, it will be recognized in accordance with FASB ASC 605. In general, the Company will recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. Revenue generated and costs incurred under this agreement will be reported on a net basis in accordance with FASB ASC 605-45. There was no revenue generated for the Company’s quarters ended March 31, 2017 and 2016, respectively.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 amends several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted any interim or annual period. If early adopted, an entity must adopt all of the amendments in the same period. The Company is currently evaluating the potential impact of the adoption of ASU 2016-09 on the Company's consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

In August, 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (a consensus of the Emerging Issues Task Force). Effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC during the current reporting period did not, or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

Consulting Agreements

Effective May 1, 2009, the Company has informal arrangements with an individual, who is currently an officer, pursuant to which such individual serves as support staff for the functioning of the home office and all related corporate activities and projects. The aggregate monthly payments under the informal arrangements are $6,667. There is no written agreement with this individual. At March 31, 2017 and September 30, 2016, this individual had accrued and unpaid compensation of $11,483 and $40,000, respectively, recorded in accrued compensation – related parties. During the six months ended March 31, 2017, the Company issued 487,806 shares of restricted common stock and 487,806 shares of S-8 common stock to this individual for payment of accrued compensation of $40,000. The fair value of the stock was $86,732 and the Company recorded a loss on extinguishment of debt of $46,732.

During the six months ended March 31, 2017, the Company issued 1,768,293 shares of restricted common stock and 1,768,293 shares of S-8 common stock to a former officer and currently a director of the Company as payment of accrued compensation of $145,000. The fair value of the stock was $199,110 and the Company recorded a loss on extinguishment of debt of $54,110.

In January 2012, the Company retained the consulting services of Management Resource Initiatives, Inc. (“MRI”), a company controlled by John F. Stapleton who served as the Chief Financial Officer and a director of the Company at that time and who currently serves as President and Chief Executive Officer and a director of the Company. The current monthly consulting fee for such services is $15,000. Total consulting fees expensed to MRI for both the six months ended March 31, 2017 and 2016 was $90,000, respectively. At March 31, 2017 and September 30, 2016, this individual had accrued and unpaid compensation of $22,500 and $315,000, respectively, recorded in accrued compensation – related parties. During the six months ended March 31, 2017, the Company issued 3,841,463 shares of restricted common stock and 3,841,463 shares of S-8 common stock to a this individual as payment of accrued compensation of $315,000. The fair value of the stock was $599,268 and the Company recorded a loss on extinguishment of debt of $284,268.

Total administrative consulting fees expensed under these informal arrangements for both the six months ended March 31, 2017 and 2016 was $130,000, respectively.

On February 4, 2015, the Company signed a $30,000 promissory note payable to MRI, at 18% interest per annum, due and payable on February 4, 2016. As an inducement for the loan represented by the note, the Company issued 200,000 shares of restricted common stock of the Company to MRI. The shares as of the date of this report have not been issued. The Company approved amending the note to extend the maturity date from February 4, 2016 to February 4, 2017 under the original terms of the Agreement. On March 29, 2017, the Company extended the note for six months to August 4, 2017.  See Note 5 – Notes Payable, February 4, 2015 Unsecured Promissory Notes.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – INVENTORY

The following table provides the components of inventory as of March 31, 2017 and September 30, 2016:

	March 31,	September 30,
	2017	2016

Mineralized material stockpile	$87,840	$87,840
Concentrate	150,522	146,738
Iron ore	17,888	17,888
Total	$256,250	$252,466

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of March 31, 2017 and September 30, 2016:

	March 31,	September 30,
	2017	2016

Mining costs	$—	$60,613
Accounting and legal	83,309	285,025
Interest	75,008	61,694
	$158,317	$407,332

During the six months ended March 31, 2017, the Company issued 2,744,513 shares of restricted common stock and 3,000,000 shares of S-8 common stock as payment of accrued legal fees of $236,755. The fair value of the stock was $485,554 and the Company recorded a loss on extinguishment of debt of $248,799.

NOTE 5 – NOTES PAYABLE

Agreements with Logistica U.S. Terminals, LLC

Under an agreement with Logistica U.S. Terminals, LLC (“Logistica”) dated February 28, 2014, Logistica agreed to remit a $400,000 payment on the Company’s behalf that represented the remaining balance of the Company’s purchase price for a heavy ore trailing separation line to be used for processing of mineralized material at the El Capitan Property mine site. The Company previously remitted $100,000 toward the purchase of such equipment. In consideration for Logistica remitting such payment, the Company agreed to deliver a $400,000 promissory note to Logistica and issued 2,500,000 shares of common stock to a designee of Logistica under the Company’s 2005 Stock Incentive Plan. The promissory note accrues interest at 4.5%, with principal and accrued interest payments to be made out of the Company’s proceeds from sale of iron extracted from mineralized material as part of the Company’s exploration activities. As of March 31, 2017, the outstanding balance under this note payable was $400,000 and accrued interest on the note was $55,578.

On January 5, 2016, we entered into our current agreement with Logistica U.S. Terminals, LLC (“Logistica”). Under the agreement we will provide to Logistica concentrated ore to their specifications at the mine site. Logistica will transport, process, and refine the precious metals concentrates to sell to precious metals buyers. The terms of the agreement provide for the recovery of hard costs related to the concentrates by both parties prior to the distribution of profits. The agreement also provided for the issuance of 10,000,000 shares of our restricted common stock and the elimination of a $100,000 accrued liability to Logistica for prior services rendered. When certain terms and conditions are met, the Agreement calls for Logistica to arrange for a letter of credit for working capital for the mining, processing and sale activities under the Agreement. The shares were issued in August 2016. The agreement superseded previous agreements between the Company and Logistica.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – NOTES PAYABLE (Continued)

October 17, 2014 Note and Warrant Purchase Agreement

On October 17, 2014, we entered into a private Note and Warrant Purchase Agreement with an accredited investor pursuant to which we borrowed $500,000 against delivery of a promissory note (the “2014 Note”) in such amount and issued warrants to purchase 882,352 shares of our common stock. The promissory note carries an interest rate of 8% per annum, was initially due on July 17, 2015 and is secured by a first priority security interest in all right, title and interest of the Company in and to the net proceeds received by the Company from its sale of tailings separated from iron recovered by the Company at the El Capitan Property. On August 24, 2015, the maturity date of the 2014 Note was mutually extended to January 17, 2016. In consideration of the extension, the Company amended the common stock purchase warrant to purchase 4,714,286 shares (subject to adjustment) of our common stock at an exercise price of $0.07 per share. The warrant issued October 17, 2014 for 882,352 shares was cancelled. On January 19, 2016, the maturity date of the 2014 Note was further extended to September 19, 2016. The note was in default. In consideration of the extension, we issued to the investor a fully vested three year common stock purchase warrant to purchase 471,429 shares (subject to adjustment) of common stock of the Company at an exercise price of $0.051 per share, the closing price on the date of the agreed extension agreement. The fair value of the warrants was determined to be $16,775 using Black-Scholes option price model and was expensed during the three months ended March 31, 2016. The Note was delinquent and principal payments of $100,000 were made on the Note. During the six months ended March 31, 2017, the outstanding principal balance of the amended 2014 Note was reduced $150,000 and related accrued interest payments of $6,115 have been made.  On March 29, 2017, the Company authorized outstanding principal and accrued interest under the 2014 Note as of March 29, 2017 to be converted into common stock at the conversion price of $0.08126 per share. The parties entered into a conversion agreement dated March 31, 2017. The outstanding principal balance and accrued interest under the 2014 Note at the time of conversion were $250,000 and $6,027, respectively. The principal and accrued interest was converted into 3,150,719 shares of common stock at a fair market value of $266,236 and the Company recorded a loss on extinguishment of debt of $10,209. In connection with the conversion of the note payable on March 30, 2017, the Company issued a fully vested three year warrant to purchase 250,000 shares of common stock of the Company at an exercise price of $0.08126 per share. The fair value of the warrants was determined to be $16,257 using the Black-Scholes option pricing model and was expensed to the loss on conversion during the six months ended March 31, 2017.

February 4, 2015 Unsecured Promissory Notes

On February 4, 2015, we issued unsecured promissory notes in the aggregate principal amount of $63,000, of which a $30,000 note was issued to MRI, a company controlled by John F. Stapleton, who served as the Chief Financial Officer and a director of the Company at that time and who currently serves as President and Chief Executive Officer and a director of the Company. Outstanding amounts under these notes accrue interest at 18% per year, with all principal and accrued interest being due and payable on February 4, 2016. As additional consideration for the loan, we issued 200,000 shares of our restricted common stock for each note for a total of 400,000 shares. The relative fair value of the common stock was determined to be $21,211 and was recorded as discounts to the promissory notes was amortized to interest expense over the life of the notes. On February 4, 2016, one of the promissory notes was amended to extend the maturity date from February 4, 2016 to February 4, 2017 and reduced the interest rate to 10% per year. The Company also agreed to add the accrued interest on the note at February 4, 2016 of $5,940 to the principal of the note. In consideration of the amendment, the Company agreed to issue an aggregate 150,000 shares of restricted common stock of the Company to the lenders and the Board of Directors approved the issuance on April 22, 2016. One of the lenders is affiliated with the Company and provided $30,000 of the original $63,000 loaned funds and has agreed to extend the maturity date of the note to February 4, 2017 at the same rate of interest and the issuance of 200,000 shares of our restricted common stock. On March 29, 2017, the parties to the notes agreed to extend the maturity date of the notes for six months to August 4, 2017. Our obligations under both notes are personally guaranteed by a Company’s director and who was the Chief Executive Officer at the time of the original notes.

As of March 31, 2017, the aggregate outstanding balance under these notes was $68,940, accrued interest was $16,120 and the unamortized discount on the notes payable was $-0-. During the six months ended March 31, 2017 and 2016, amortization expense of $1,769 and $8,976, respectively, was recognized.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – NOTES PAYABLE (Continued)

Financing of Insurance Premiums and Vehicle

On August 15, 2016, we entered into an agreement to finance a portion of our liability insurance premiums in the amount of $28,384 at an interest rate of 7.25% with equal payments of $2,934, including interest, due monthly beginning July 14, 2016 and continuing through April 14, 2017. As of March 31, 2017, the outstanding balance under this note payable was $2,853.

On November 14, 2016, we entered into an agreement to finance director and officer insurance premiums in the amount of $25,224 at an interest rate of 5% with equal payments of $2,581, including interest, due monthly beginning December 21, 2016 and continuing through September 21, 2017. As of March 31, 2017, the outstanding balance under this note payable was $12,743.

On February 23, 2017, we entered into an agreement to finance a Ford 450 truck for transporting mineralized ore in the amount of $26,071 at an interest rate of 4.99% and 36 monthly payments of $781, due monthly beginning March 25, 2017, and continuing through February 25, 2020. As of March 31, 2017, the outstanding balance under this note payable was $25,398. The Chief Financial Officer co-signed on behalf of the Company on the finance contract.

Convertible Note and Warrant Financing Transaction

On February 21, 2017, we entered into a Securities Purchase Agreement (the “Investor Agreement”) pursuant to which the Company issued a convertible note (the “Note”) to an accredited investor in the aggregate principal amount of $550,000, or such lesser amounts based on actual advances thereunder. In order to reflect an agreed upon original issue discount, the outstanding principal amount of the Note attributable to each advance is 110% of the amount of the corresponding advance (i.e., a $100,000 advance results in outstanding principal attributable to the advance of $110,000). Upon issuance of the Note, the investor made a $100,000 initial advance. The Company and the investor must mutually agree upon any future advances under the Note. Amounts advanced under the Note will accrue interest at 7% per annum. Except to the extent converted into common stock of the Company, as discussed below, outstanding principal and interest will become due and payable on August 21, 2017. Amounts outstanding under the Note are convertible at the election of the investor into common stock of the Company at a conversion price equal to $0.0913 (the volume weighted average price of the Company’s common stock on the day prior to the issuance date). The Note provides for various events of default upon which amounts outstanding under the Note will immediately increase by 140% and the conversion price will be permanently redefined to equal 60% of the average of the three lowest traded prices during the 14 consecutive trading days preceding the conversion date. As additional consideration for the initial advance, the Company issued the investor a three year warrant to purchase up to 602,406 shares of the Company’s common stock at an exercise price equal to $0.3652 per share (which price is subject to anti-dilution adjustment in the event the Company issues additional convertible securities with lower conversion prices). In conjunction with any future advances under the Note, the Company will issue additional three year warrants to purchase a number of shares equal to 50% of the conversion shares issuable upon conversion of the amount advanced. As of March 30, 2017, the warrant price was reset to $0.08126 and the number of warrants increased to 2,707,343.

As set forth in the Statement of Financial Accounting Standard No. 820-10-35-37 Fair Value in Financial Instruments to increase consistency, a fair value hierarchy was developed to rank the reliability of inputs that reflect assumptions, used as a basis for determining fair value. ASC 820 emphasizes that valuation techniques (income, market, and cost) used to measure the fair value of an asset or liability should maximize the use of observable inputs, that is, inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. The ASC 820 accounting standard requires companies use actual market data, when available or models, when unavailable. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available, except when it might not represent fair value at the measurement date. When using models, ASC 820 provides guidance on appropriate valuation techniques and addresses the inherent valuation issue of risk. A fair value measurement should include an adjustment for risk if market participants would include one in pricing the related asset or liability, even if the adjustment is difficult to determine.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – NOTES PAYABLE (Continued)

The Convertible Notes and Warrants were analyzed in accordance with ASC 815. The objective of ASC 815 is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception under Paragraph 11(a) of ASC 815 which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of ASC 815 also hinges on whether the instrument is indexed to an entity’s own stock. A non-derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability.

To arrive at the fair value of derivatives associated with the convertible note and warrants, a Monte Carlo model was utilized that values the Convertible Note and Warrant based on average discounted cash flow of 500,000 iterations factoring in the various potential outcomes by a Chartered Financial Analyst (‘CFA”). In determining the fair value of the derivatives the CFA assumed that the Company’s business would be conducted as a going concern.

The fair value of the embedded derivatives on the note payable at inception was $71,635 and the derivative associated with the warrants at inception was $256,028. Derivatives aggregating at inception of $88,329 were allocated to loan discount and $239,334 was expensed as a day one derivative loss. At March 31, 2017, the fair value of the embedded derivative on the note was $46,559 and the derivative on the warrants was $265,093. During the three months ended March 31, 2017, a net gain of $16,011 was recognized on the change in the fair value of the derivatives.

The Investor Agreement contains covenants, representations and warranties of the Company and the investor that are typical for transactions of this type.

The foregoing description of the terms of the Investor Agreement, Note and the warrants does not purport to be complete and is subject to and qualified in its entirety by reference to the agreements and instruments themselves. The benefits and representations and warranties set forth in such agreements and instruments are not intended to and do not constitute continuing representations and warranties of the Company or any other party to persons not a party thereto.

As of March 31, 2017, the aggregate outstanding principal balance under the note was $110,000, accrued interest was $823 and the unamortized discount on the note payable was $102,426. During the three months ended March 31, 2017, amortization of $7,574 was recognized as interest expense.

The components of the notes payable, including the note payable to related party, at March 31, 2017 are as follows:

	Principal	Unamortized
	Amount	Discount	Net

Notes payable	$454,536	$—	$454,536
Convertible note payable	110,000	(102,426)	7,574
Notes payable – related party	30,000	—	30,000
	$594,536	$(102,426)	$492,110

The components of the notes payable at September 30, 2016 are as follows:

	Principal	Unamortized
	Amount	Discount	Net

Notes payable	$858,988	$(1,769)	$857,219
Notes payable – related party	30,000	—	30,000
	$888,988	$(1,769)	$887,219

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on March 31, 2017 and September 30, 2016

March 31, 2017:	Level 1	Level 2	Level 3	Total

Assets
Exploration property	$—	$—	$1,864,608	$1,864,608
Liabilities
Derivative instruments liability	$—	$—	$311,652	$311,652

September 30, 2016:	Level 1	Level 2	Level 3	Total

Assets
Exploration property	$—	$—	$1,864,608	$1,864,608
Liabilities
None	$—	$—	$—	$—

The exploration property associated with the El Capitan Property, which the Company is intending to continue to market for sale to a major mining company, is classified as Level 3. The fair value of the exploration property is determined based upon the cost basis the of the Company’s investment in the exploration property under U.S. GAAP. There was no change in the carrying valuation of the exploration property during the six months ended March 31, 2017.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – FAIR VALUE MEASUREMENTS (Continued)

Complex derivative instrument liabilities utilize a Monte Carlo model to estimate their fair value. As set forth in the Statement of Financial Accounting Standard No. 820-10-35-37 Fair Value in Financial Instruments to increase consistency, a fair value hierarchy was developed to rank the reliability of inputs that reflect assumptions, used as a basis for determining fair value. The ASC 820 accounting standard requires companies use actual market data, when available or models, when unavailable. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available, except when it might not represent fair value at the measurement date. When using models, ASC 820 provides guidance on appropriate valuation techniques and addresses the inherent valuation issue of risk. A two-step approach is used in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument's contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument's settlement provisions. Fair Value relied on a “value in use” or “going concern” premise. To properly apply this fair value standard, we gave consideration to the Holder’s intentions regarding whether or not the Securities purchased were to be held, sold, or abandoned. Our analysis also reflects assumptions that would be made by market participants if these market participants were to buy or sell each identified asset on an individual basis. The Monte Carlo model that values the Convertible Note and Warrant based on average discounted cash flow of 500,000 iterations factoring in the various potential outcomes. The derivative instrument liabilities on the convertible note and warrants at March 31, 2017 were $46,559 and $265,094, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Related Party

In January 2012, the Company retained the consulting services of Management Resource Initiatives, Inc. (“MRI”), a company controlled by John F. Stapleton who served as the Chief Financial Officer and a director of the Company at that time and who currently serves as President and Chief Executive Officer and a director of the Company. The current monthly consulting fee for such services is $15,000. Total consulting fees expensed to MRI for both the three months ended March 31, 2017 and 2016 was $45,000, respectively. At March 31, 2017, MRI had accrued and unpaid compensation of $22,500 recorded in accrued compensation – related parties.

On January 18, 2016, the Board of Directors of the Company appointed Stephan J. Antol as the Company’s Chief Financial Officer, replacing Mr. Stapleton in such capacity. Mr. Stapleton continued to serve as a director of the Company and as Chairman of the Board. Effective August 4, 2016, the Board of Directors of the Company appointed Mr. Stapleton to replace Charles C. Mottley as President and Chief Executive Officer of the Company. The change in senior management was proposed by Mr. Mottley, who continues to serve as a member of the Company’s Board of Directors and as President Emeritus. At March 31, 2017, Mr. Antol had accrued and unpaid compensation of $11,483 recorded in accrued compensation – related parties.

On February 4, 2015, the Company signed a $30,000 promissory note payable to MRI, at 18% interest per annum, due and payable on February 4, 2016. As an inducement for the loan represented by the note, the Company issued 200,000 shares of restricted common stock of the Company to MRI. The Company approved amending the note to extend the maturity date from February 4, 2016 to February 4, 2017 under the original terms of the Agreement and on March 29, 2017 the parties to the note extended the due date for six months to August 4, 2017. See Note 5 – Notes Payable, February 4, 2015 Unsecured Promissory Notes.

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
(Unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES (Continued)

Agreements with Logistica U.S. Terminals, LLC

Under an agreement with Logistica U.S. Terminals, LLC (“Logistica”) dated February 28, 2014, Logistica agreed to remit a $400,000 payment on the Company’s behalf that represented the remaining balance of the Company’s purchase price for a heavy ore trailing separation line to be used for processing of mineralized material at the El Capitan Property mine site. The Company previously remitted $100,000 toward the purchase of such equipment. In consideration for Logistica remitting such payment, the Company agreed to deliver a $400,000 promissory note to Logistica and issued 2,500,000 shares of common stock to a designee of Logistica under the Company’s 2005 Stock Incentive Plan. The promissory note accrues interest at 4.5%, with principal and accrued interest payments to be made out of the Company’s proceeds from sale of iron extracted from mineralized material as part of the Company’s exploration activities. As of March 31, 2017, the outstanding balance under this note payable was $400,000 and accrued interest on the note was $55,578.

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

Preferred Stock Issuances

During the six months ended March 31, 2017, the Company did not issue any shares of preferred stock.

Equity Purchase Agreement

Termination of River North Purchase Agreement; Entry into L2 Purchase Agreement

The Company and River North Equity, LLC (“River North”) have been parties to an Equity Purchase Agreement dated March 16, 2016, as amended by Amendment No. 1 dated December 9, 2016 (as so amended, the “River North Purchase Agreement”). Under the River North Purchase Agreement, the Company had the right from time to time, in its discretion, to sell shares of its common stock to River North for aggregate gross proceeds of up to $5,000,000.

On February 21, 2017, the Company and River North terminated the River North Purchase Agreement and a related registration rights agreement and the Company entered into a new Equity Purchase Agreement (the “L2 Purchase Agreement”) with L2 Capital, LLC (”L2 Capital”), an affiliate of River North. Under the L2 Purchase Agreement, the Company may from time to time, in its discretion, sell shares of its common stock to L2 Capital for aggregate gross proceeds of up to $5,000,000. Unless terminated earlier, L2 Capital’s purchase commitment will automatically terminate on the earlier of the date on which L2 Capital shall have purchased Company shares pursuant to the Purchase Agreement for an aggregate purchase price of $5,000,000, or February 21, 2020. The Company has no obligation to sell any shares under the L2 Purchase Agreement.

As provided in the L2 Purchase Agreement, the Company may require L2 Capital to purchase shares of common stock from time to time by delivering a put notice to L2 Capital specifying the total number of shares to be purchased (such number of shares multiplied by the purchase price described below, the “Investment Amount”); provided there must be a minimum of 10 trading days between delivery of each put notice. The Company may determine the Investment Amount, provided that such amount may not be more than the average daily trading volume in dollar amount for the Company’s common stock during the 10 trading days preceding the date on which the Company delivers the applicable put notice. Additionally, such amount may not be lower than $5,000 or higher than $150,000. L2 Capital will have no obligation to purchase shares under the L2 Purchase Agreement to the extent that such purchase would cause L2 Capital to own more than 9.99% of the Company’s common stock.

For each share of the Company’s common stock purchased under the L2 Purchase Agreement, L2 Capital will pay a purchase price equal to 85% of the Market Price, which is defined as the average of the two lowest closing bid prices on the OTCQB Marketplace, as reported by Bloomberg Finance L.P., during the five consecutive Trading Days including and immediately prior to the settlement date of the sale, which in most circumstances will be the trading day immediately following the “Put Date,” or the date that a put notice is delivered to L2 Capital (the “Pricing Period”). The purchase price will be adjusted as follows: (i) an additional 10% discount to the Market Price will be applied if either (A) the Closing Price of the Common Stock on the Put Date is less than $0.10 per share, or (B) the average daily trading volume in dollar amount for the Common Stock during the 10 trading days including and immediately preceding the Put Date is less than $50,000; (ii) an additional 5% discount to the Market Price will be applied if the Company is not deposit/withdrawal at custodian (“DWAC”) eligible; and (iii) an additional 10% discount to the Marker Price will be applied if the Company is under DTC “chill” status. L2 Capital’s obligation to purchase shares on any settlement date is subject to customary closing conditions, including without limitation a requirement that a registration statement remain effective registering the resale by L2 Capital of the shares to be issued. The L2 Purchase Agreement is not transferable and any benefits attached thereto may not be assigned.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – STOCKHOLDERS’ EQUITY (Continued)

The L2 Purchase Agreement contains covenants, representations and warranties of the Company and L2 Capital that are typical for transactions of this type. In addition, the Company and L2 Capital have granted each other customary indemnification rights in connection with the L2 Purchase Agreement. The L2 Purchase Agreement may be terminated by the Company at any time.

In connection with the L2 Purchase Agreement, the Company also entered into Registration Rights Agreement with L2 Capital requiring the Company to prepare and file, within 45 days, a registration statement registering the resale by L2 Capital of shares to be issued under the L2 Purchase Agreement, to use commercially reasonable efforts to cause such registration statement to become effective, and to keep such registration statement effective until (i) three months after the last closing of a sale of shares under the L2 Purchase Agreement, (ii) the date when L2 Capital may sell all the shares under Rule 144 without volume limitations, or (iii) the date L2 Capital no longer owns any of the shares. The registration statement was filed on February 28, 2017 and declared effective on March 10, 2017.

The foregoing description of the terms of the Termination with River North and the L2 Purchase Agreement and corresponding Registration Rights Agreement does not purport to be complete and is subject to and qualified in its entirety by reference to the agreements themselves, copies of which are filed as Exhibits 10.4, 10.5 and 10.6, respectively, to our Current Report on Form 8-K filed with the SEC on February 23, 2017, and the terms of which are incorporated herein by reference. The benefits and representations and warranties set forth in such documents (if any) are not intended to and do not constitute continuing representations and warranties of the Company or any other party to persons not a party thereto.

Likelihood of Accessing the Full Amount of the Equity Line

Notwithstanding that the Equity Line is in an amount of $5,000,000, we anticipate that the actual likelihood that we will be able access the full $5,000,000 may be low due to several factors, including that our ability to access the Equity Line is impacted by our average daily trading volume, the average computed sale price of the shares for each put, which may limit the maximum dollar amount of each put we deliver to L2 Capital. Our use of the Equity Line will continue to be limited and restricted if our share trading volume or market price of our stock continue at their current levels or decrease further in the future from the volume and stock prices reported over the past year.

Further, our ability to issue shares in excess of the 25,000,000 shares covered by the registration statement will be subject to our filing a subsequent registration statement with the SEC and the SEC declaring it effective.

Common Stock Issuances

During the six months ended March 31, 2017, the Company:

(i)
Issued 6,097,562 shares of restricted common stock and 6,097,562 shares of S-8 common stock for accrued compensation payable to three officers valued at $885,110 on the date of issuances and recorded a loss on debt extinguishment of $385,110;

(ii)
Issued 3,000,000 shares of S-8 common stock and 2,774,513 shares of restricted common stock for accrued legal services at a market value of $485,554 and recorded a loss on debt extinguishment of $248,799;

(iii)
Issued 7,800,000 shares of S-8 common stock to our contract miners at a market value of $562,200, including prepayment of $38,804 cost and services, payment of $3,784 for inventory, payment of $8,515 for lab equipment and an advance of $322,284 for pilot plant equipment costs and $188,813 for pilot plant operating costs and MSHA consulting;

(iv)	Issued 7,684,671 shares of common stock under the 2016 Purchase Agreement with River North for aggregate cash proceeds of $344,576;

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – STOCKHOLDERS’ EQUITY (Continued)

(v)	Issued 685,396 shares of common stock under the 2017 Purchase Agreement with L2 Capital for aggregate cash proceeds of $39,582;

(vi)	Issued 200,000 shares of S-8 common stock to a mine consultant at a market value of $18,000; and

(vii)	Issued 3,150,719 shares of common stock for the conversion of a note payable and accrued interest at a market value of $266,236 and recorded an on debt extinguishment of $10,209.

Options

During the six months ended March 31, 2017, the Company did not grant any options.

Warrants

During six months ended March 31, 2017, the following transactions occurred with respect to warrants of the Company:

(i)
In connection with the conversion of a note payable on March 30, 2017, the Company issued a fully vested three year warrant to purchase 250,000 shares of common stock of the Company at an exercise price of $0.08126 per share. The fair value of the warrants was determined to be $16,257 using the Black-Scholes option pricing model and was expensed to the loss on conversion during the six months ended March 31, 2017.

(ii)
Pursuant to the February 21, 2017 Securities Purchase Agreement with an accredited investor, the Company issued to the investor a three year warrant to purchase up to 602,406 shares of the Company’s common stock at an exercise price equal to $0.3652 per share (which price is subject to anti-dilution adjustment in the event the Company issues additional convertible securities with lower conversion prices). As of March 30, 2017, the warrant price was reset to $0.08126 and the number of warrants increased to 2,707,343.

Stock option activity, both within and outside the 2015 Plan, and warrant activity for the six months ended March 31, 2017, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price

Outstanding at September 30, 2016	11,137,500	$0.265	5,332,773	$0.071
Granted	—		3,559,749	.129
Canceled	—		(602,406)	.365
Expired	—		—
Exercised	—		—

Outstanding at March 31, 2017	11,137,500	0.265	8,290,116	0.075

Exercisable at March 31, 2017	11,137,500	0.265	8,290,116	0.075

The range of exercise prices and remaining weighted average life of the options outstanding at March 31, 2017 were $0.042 to $1.02 and 4.37 years, respectively. The aggregate intrinsic value of the outstanding options at March 31, 2017 was $24,875.

The range of exercise prices and remaining weighted average life of the warrants outstanding at March 31, 2017 were $0.051 to $0.17 and 1.94 years, respectively. The aggregate intrinsic value of the outstanding warrants at March 31, 2017 was $93,732.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – STOCKHOLDERS’ EQUITY (Continued)

The Company maintains its 2015 Equity Incentive Plan, as amended (the “2015 Plan”), pursuant to which the Company has reserved and registered 75,000,000 shares for stock and option grants. As of March 31, 2017, there were 14,438,999 shares available for grant under the 2015 Plan, excluding the 11,137,500 options outstanding.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent Issuances of Common Stock

Subsequent to March 31, 2017, the Company issued 3,307,382 shares of common stock under the L2 Purchase Agreement with L2 Capital for aggregate cash proceeds of $134,323.

Board Approval of Stock Issuances Subsequent to March 31, 2017

On March 29, 2017, the Board authorized the issuance of up to 3,000,000 S-8 common shares to our contract miner to meet current obligations for services currently being provided to the Company.  As of the date of filing this 10-Q, 2,700,000 have been advanced under this authorization.

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

During the quarter ended March 31, 2017, and with the assistance of our Mine Safety and Health Administration (“MSHA”) consultant and legal consultants, we signed an agreement with the United States Forest Service in February 2017 that provides agreed upon terms and conditions for the use of the road to our mine site. A copy of the agreement is posted on the Company web site.

This quarter ended March 31, 2017 also marked the beginning of operations at a pilot plant established in Phoenix, Arizona by a Company vendor to house equipment obtained from China that processes concentrates recovered at the El Capitan Property. Although the pilot plant, including the equipment, are owned by its operator and not by the Company, its establishment brings the Company a significant step closer to recognizing revenue from the sale of concentrates. Significant effort was exerted during the quarter by our contract miner and his team in preparing the pilot plant site for the arrival of the approximately 21 ton machine from China. Upon its arrival, the machine was setup and on site enhancements were made to meet US safety standards and operational proficiencies for maximum through put and operational product results. Initially the pilot plant started producing test samples for shipments to various refiners. If modifications are required by a refiner, adjustments are made and new samples are shipped to the refiner. This process is time consuming in that once a refiner receives the sample, it is put into their system for processing and we have no control over the timeline and when we may get the results and comments back on the sample.

Basis of Presentation and Going Concern

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company currently has a minimum source of revenue to cover its costs. The Company has incurred a loss for the six months ended March 31, 2017 and has a working capital deficit as of March 31, 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To continue as a going concern, the Company is dependent on entering the production stage of operations and generating cash flow and future profits. The Company does not have adequate liquidity to fund its current operations, meet its obligations and continue as a going concern. The Company currently has an equity line of credit in place that it expects to utilize to finance its activities in the near term and, in the past, has secured working capital loans for such purpose. The Company may also pursue other financing alternatives from time to time, including short-term operational strategic financing or equity financing, to fund its activities until it can achieve cash flow and profits from its operations. The Company’s consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Results of Operations

Revenues

We are an exploration stage company and have not yet realized any material revenue from operations through our fiscal quarter ended March 31, 2017.

Results of Operations for the Three Months Ended March 31, 2017 and 2016

We realized a net increase in operating expenses of $185,620, from $277,671 for the three months ended March 31, 2016 to $463,291 for the three months ended March 31, 2017. The increase is comprised mainly of increases in mine, exploration and pilot plant costs of $225,488, offset by decreases in professional fees of $42,237.

The increase in mine, exploration and pilot plant costs is due to activity associated at the pilot plant start-up and conforming the plant site to requirements under the controlling regulations, both local and federal, and operational costs once production activities commenced. Included in the costs incurred for the three month ended March 31, 2017, are associated legal costs of $29,500 and MSHA consulting fees of $24,470.

Other income (expense) decreased $885,631 from $102,857 for the three months ended March 31, 2016, to ($782,774) for the three months ended March 31, 2017. The increased loss is attributable to an increase on loss on debt extinguishment of $521,492 and a decrease in the gain on derivative instruments of $374,353 for the current period of measurement. Both of these increases in other expense are non-cash items and total $895,845.

Our net loss increased by $1,071,251 from $174,814 for the three months ended March 31, 2016 to $1,246,065 for the three months ended March 31, 2017. The increase in net loss is mainly attributable to the net increase in other income and expense of $885,631 and the increase in mine, exploration and pilot plant costs of $225,488.

Results of Operations for the Six Months Ended March 31, 2017 and 2016

We realized a net increase in operating expenses of $126,236, from $648,229 for the six months ended March 31, 2016 to $774,465 for the six months ended March 31, 2017. The increase is comprised mainly of increases in mine, exploration and pilot plant costs of $312,624 offset by decreases in professional fees of $88,750 and legal and accounting fees of $75,011.

The increase of $312,624 in mine, exploration and pilot plant costs due to activity associated at the pilot plant start-up and conforming the plant site to requirements under the controlling regulations, both local and federal, and operational costs once production activities commenced. Included in the costs incurred for the six month ended March 31, 2017, are associated legal costs of $58,938 and MSHA consulting fees of $24,470.

Other income and (expense) increased ($838,578) from $(81,033) for the six months ended March 31, 2016, to ($919,611) for the six months ended March 31, 2017. The increased loss is attributable to an increase on loss on debt extinguishment of $559,332 and a decrease in the gain on derivative instruments of $378,046 in the current period of measurement. Both of these increases in other expense are non-cash items and total $937,378. These non-cash increases were offset by a decrease in interest expense of $98,790 in the current period of measurement.

Our net loss increased by $964,464 from $729,612 for the six months ended March 31, 2016 to $1,694,076 for the six months ended March 31, 2017. The increase in net loss is mainly attributable to the net increase in other income and expense of $838,578 and the increase in mine, exploration and pilot plant costs of $312,624 and offset by decreases in professional fee of $88,750 and legal and accounting of $75,011.

Liquidity and Capital Resources

As of March 31, 2017, we had cash on hand of $24,198 and a working capital deficit of $409,302. The Company has historically relied on equity or debt financings to finance its ongoing operations. Our current financing arrangements are summarized below under the caption “Recent Financing Activities.” Our only current committed source of future financing is pursuant to the Equity Purchase Agreement (the “L2 Purchase Agreement”) with L2 Capital, LLC (“L2 Capital”), which is described below. Under the L2 Purchase Agreement, we may from time to time, in our discretion, sell shares of our common stock to L2 Capital for aggregate gross proceeds of up to $5,000,000.  This arrangement is also sometimes referred to herein as the “Equity Line.”  Unless terminated earlier, L2 Capital purchase commitment will automatically expire on February 21, 2020. As of March 31, 2017, approximately $4.96 million remained available to us under the Equity Line.

Until we can generate revenue from the sale of concentrates, we intend to rely on the sale of stock under the Equity Line to fund our ongoing operations.  However, our ability to obtain proceeds from the Equity Line is subject to the various conditions and restrictions set forth in the L2 Purchase Agreement, which are described below.  Due to these restrictions and conditions, we may not be able to obtain proceeds from the Equity Line at such times and in such amounts as needed to fund our ongoing operations. If we are required to raise additional capital, we do not know whether it will be available on terms favorable or acceptable to us when needed, if at all. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. In addition, we may grant future investors rights superior to those of our existing stockholders. If we raise additional funds by incurring debt, we could incur additional interest expense and become subject to covenants in the related transaction documentation that could affect the manner in which we conduct our business. Currently the Company is negotiating short term financing facilities to bridge operations until such time as the Company can generate revenue from its mineral exploration and mining activities.

If adequate additional capital is not available when required, we may be forced to reduce or eliminate our pilot plant activities and our marketing efforts for the sale of the El Capitan Property, or suspend our operations entirely.

Recent Financing Activities

Agreements with Logistica U.S. Terminals, LLC

On January 5, 2016, we entered into our current agreement with Logistica U.S. Terminals, LLC (“Logistica”). Under the agreement we will provide to Logistica concentrated ore to their specifications at the mine site. Logistica will transport, process, and refine the precious metals concentrates to sell to precious metals buyers. The terms of the new agreement provide for the recovery of hard costs related to the concentrates by both parties prior to the distribution of profits. The agreement also provides for the issuance of 10,000,000 shares of our restricted common stock and the elimination of a $100,000 accrued liability to Logistica for prior services rendered. When certain terms and conditions are met, the Agreement calls for Logistica to arrange for a letter of credit for working capital for the mining, processing and sale activities under the Agreement. The shares were issued in August 2016. The new agreement superseded previous agreements with Logistica entered into in March 2014.

October 17, 2014 Note and Warrant Purchase Agreement

On October 17, 2014, we entered into a private Note and Warrant Purchase Agreement with an accredited investor pursuant to which we borrowed $500,000 against delivery of a promissory note (the “2014 Note”) in such amount and issued warrants to purchase 882,352 shares of our common stock. The promissory note carries an interest rate of 8% per annum, was initially due on July 17, 2015 and is secured by a first priority security interest in all right, title and interest of the Company in and to the net proceeds received by the Company from its sale of tailings separated from iron recovered by the Company at the El Capitan Property. On August 24, 2015, the maturity date of the 2014 Note was mutually extended to January 17, 2016. In consideration of the extension, the Company amended the common stock purchase warrant to purchase 4,714,286 shares (subject to adjustment) of our common stock at an exercise price of $0.07 per share. The warrant issued October 17, 2014 for 882,352 shares was cancelled. On January 19, 2016, the maturity date of the 2014 Note was further extended to September 19, 2016. The note was  in default. In consideration of the extension, we issued to the investor a fully vested three year common stock purchase warrant to purchase 471,429 shares (subject to adjustment) of common stock of the Company at an exercise price of $0.051 per share, the closing price on the date of the agreed extension agreement. The fair value of the warrants was determined to be $16,775 using Black-Scholes option price model and was expensed during the three months ended March 31, 2016. The Note was delinquent and principal payments of $100,000 were made on the Note. During the six months ended March 31, 2017, the outstanding principal balance of the amended 2014 Note was reduced $150,000 and related accrued interest payments of $6,115 have been made.  On March 29, 2017, the Company authorized outstanding principal and accrued interest under the 2014 Note as of March 29, 2017 to be converted into common stock at the conversion price of $0.08126 per share. The parties entered into a conversion agreement dated March 31, 2017. The outstanding principal balance and accrued interest under the 2014 Note at the time of conversion were $250,000 and $6,027, respectively. The principal and accrued interest was converted into 3,150,719 shares of common stock at a fair market value of $266,236 and the Company recorded a loss on extinguishment of debt of $10,209. In connection with the conversion of the note payable on March 30, 2017, the Company issued a fully vested three year warrant to purchase 250,000 shares of common stock of the Company at an exercise price of $0.08126 per share. The fair value of the warrants was determined to be $16,257 using the Black-Scholes option pricing model and was expensed to the loss on conversion during the six months ended March 31, 2017.

February 4, 2015 Unsecured Promissory Notes

On February 4, 2015, we issued unsecured promissory notes in the aggregate principal amount of $63,000, of which a $30,000 note was issued to MRI, a company controlled by John F. Stapleton, who served as the Chief Financial Officer and a director of the Company at that time and who currently serves as President and Chief Executive Officer and a director of the Company. Outstanding amounts under these notes accrue interest at 18% per year, with all principal and accrued interest being due and payable on February 4, 2016. As additional consideration for the loan, we issued 200,000 shares of our restricted common stock for each note for a total of 400,000 shares. The relative fair value of the common stock was determined to be $21,211 and was recorded as discounts to the promissory notes was amortized to interest expense over the life of the notes. On February 4, 2016, one of the promissory notes was amended to extend the maturity date from February 4, 2016 to February 4, 2017 and reduced the interest rate to 10% per year. The Company also agreed to add the accrued interest on the note at February 4, 2016 of $5,940 to the principal of the note. In consideration of the amendment, the Company agreed to issue an aggregate 150,000 shares of restricted common stock of the Company to the lenders and the Board of Directors approved the issuance on April 22, 2016. One of the lenders is affiliated with the Company and provided $30,000 of the original $63,000 loaned funds and has agreed to extend the maturity date of the note to February 4, 2017 at the same rate of interest and the issuance of 200,000 shares of our restricted common stock. On March 29, 2017, the parties to the notes agreed to extend the maturity date of the notes for six months to August 4, 2017. Our obligations under both notes are personally guaranteed by a Company’s director and who was the Chief Executive Officer at the time of the original notes.

As of March 31, 2017, the aggregate outstanding balance under these notes was $68,940, accrued interest was $16,120 and the unamortized discount on the notes payable was $-0-. During the six months ended March 31, 2017 and 2016, amortization expense of $1,769 and $8,976, respectively, was recognized.

Financing of Insurance Premiums and Vehicle

On August 15, 2016, we entered into an agreement to finance a portion of our liability insurance premiums in the amount of $28,384 at an interest rate of 7.25% with equal payments of $2,934, including interest, due monthly beginning July 14, 2016 and continuing through April 14, 2017. As of March 31, 2017, the outstanding balance under this note payable was $2,853.

On November 14, 2016, we entered into an agreement to finance director and officer insurance premiums in the amount of $25,224 at an interest rate of 5% with equal payments of $2,581, including interest, due monthly beginning December 21, 2016 and continuing through September 21, 2017. As of March 31, 2017, the outstanding balance under this note payable was $12,743.

On February 23, 2017, we entered into an agreement to finance a Ford 450 truck for transporting mineralized ore in the amount of $26,071 at an interest rate of 4.99% and 36 monthly payments of $781, due monthly beginning March 25, 2017, and continuing through February 25, 2020. As of March 31, 2017, the outstanding balance under this note payable was $25,398. The Chief Financial Officer co-signed on behalf of the Company on the finance contract.

Convertible Note and Warrant Financing Transaction

On February 21, 2017, we entered into a Securities Purchase Agreement (the “Investor Agreement”) pursuant to which the Company issued a convertible note (the “Note”) to an accredited investor in the aggregate principal amount of $550,000, or such lesser amounts based on actual advances thereunder. In order to reflect an agreed upon original issue discount, the outstanding principal amount of the Note attributable to each advance is 110% of the amount of the corresponding advance (i.e., a $100,000 advance results in outstanding principal attributable to the advance of $110,000). Upon issuance of the Note, the investor made a $100,000 initial advance. The Company and the investor must mutually agree upon any future advances under the Note. Amounts advanced under the Note will accrue interest at 7% per annum. Except to the extent converted into common stock of the Company, as discussed below, outstanding principal and interest will become due and payable on August 21, 2017. Amounts outstanding under the Note are convertible at the election of the investor into common stock of the Company at a conversion price equal to $0.0913 (the volume weighted average price of the Company’s common stock on the day prior to the issuance date). The Note provides for various events of default upon which amounts outstanding under the Note will immediately increase by 140% and the conversion price will be permanently redefined to equal 60% of the average of the three lowest traded prices during the 14 consecutive trading days preceding the conversion date. As additional consideration for the initial advance, the Company issued the investor a three year warrant to purchase up to 602,406 shares of the Company’s common stock at an exercise price equal to $0.3652 per share (which price is subject to anti-dilution adjustment in the event the Company issues additional convertible securities with lower conversion prices). In conjunction with any future advances under the Note, the Company will issue additional three year warrants to purchase a number of shares equal to 50% of the conversion shares issuable upon conversion of the amount advanced. As of March 30, 2017, the warrant price was reset to $0.08126 and the number of warrants increased to 2,707,343.

As set forth in the Statement of Financial Accounting Standard No. 820-10-35-37 Fair Value in Financial Instruments to increase consistency, a fair value hierarchy was developed to rank the reliability of inputs that reflect assumptions, used as a basis for determining fair value. ASC 820 emphasizes that valuation techniques (income, market, and cost) used to measure the fair value of an asset or liability should maximize the use of observable inputs, that is, inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. The ASC 820 accounting standard requires companies use actual market data, when available or models, when unavailable. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available, except when it might not represent fair value at the measurement date. When using models, ASC 820 provides guidance on appropriate valuation techniques and addresses the inherent valuation issue of risk. A fair value measurement should include an adjustment for risk if market participants would include one in pricing the related asset or liability, even if the adjustment is difficult to determine.

The Convertible Notes and Warrants were analyzed in accordance with ASC 815. The objective of ASC 815 is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception under Paragraph 11(a) of ASC 815 which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of ASC 815 also hinges on whether the instrument is indexed to an entity’s own stock. A non-derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability.

To arrive at the fair value of derivatives associated with the convertible note and warrants, a Monte Carlo model was utilized that values the Convertible Note and Warrant based on average discounted cash flow of 500,000 iterations factoring in the various potential outcomes by a Chartered Financial Analyst (‘CFA”). In determining the fair value of the derivatives the CFA assumed that the Company’s business would be conducted as a going concern.

The fair value of the embedded derivatives on the note payable at inception was $71,635 and the derivative associated with the warrants at inception was $256,028. Derivatives aggregating at inception of $88,329 were allocated to loan discount and $239,334 was expensed as a one day derivative loss. At March 1, 2017, the fair value of the embedded derivative on the note was $46,559 and the derivative on the warrants was $265,093.

As of March 31, 2017, the outstanding principal balance under the note was $110,000, accrued interest was $823 and the unamortized discount on the note payable was $102,426. During the three months ended March 31, 2017, amortization of $7,574 was recognized as interest expense.

Termination of River North Purchase Agreement; Entry into L2 Purchase Agreement

The Company and River North Equity, LLC (“River North”) have been parties to an Equity Purchase Agreement dated March 16, 2016, as amended by Amendment No. 1 dated December 9, 2016 (as so amended, the “River North Purchase Agreement”). Under the River North Purchase Agreement, the Company had the right from time to time, in its discretion, to sell shares of its common stock to River North for aggregate gross proceeds of up to $5,000,000.

On February 21, 2017, the Company and River North terminated the River North Purchase Agreement and a related registration rights agreement and the Company entered into a new Equity Purchase Agreement (the “L2 Purchase Agreement”) with L2 Capital, LLC (”L2 Capital”), an affiliate of River North. Under the L2 Purchase Agreement, the Company may from time to time, in its discretion, sell shares of its common stock to L2 Capital for aggregate gross proceeds of up to $5,000,000. Unless terminated earlier, L2 Capital’s purchase commitment will automatically terminate on the earlier of the date on which L2 Capital shall have purchased Company shares pursuant to the Purchase Agreement for an aggregate purchase price of $5,000,000, or February 21, 2020. The Company has no obligation to sell any shares under the L2 Purchase Agreement.

As provided in the L2 Purchase Agreement, the Company may require L2 Capital to purchase shares of common stock from time to time by delivering a put notice to L2 Capital specifying the total number of shares to be purchased (such number of shares multiplied by the purchase price described below, the “Investment Amount”); provided there must be a minimum of 10 trading days between delivery of each put notice. The Company may determine the Investment Amount, provided that such amount may not be more than the average daily trading volume in dollar amount for the Company’s common stock during the 10 trading days preceding the date on which the Company delivers the applicable put notice. Additionally, such amount may not be lower than $5,000 or higher than $150,000. L2 Capital will have no obligation to purchase shares under the L2 Purchase Agreement to the extent that such purchase would cause L2 Capital to own more than 9.99% of the Company’s common stock.

For each share of the Company’s common stock purchased under the L2 Purchase Agreement, L2 Capital will pay a purchase price equal to 85% of the Market Price, which is defined as the average of the two lowest closing bid prices on the OTCQB Marketplace, as reported by Bloomberg Finance L.P., during the five consecutive Trading Days including and immediately prior to the settlement date of the sale, which in most circumstances will be the trading day immediately following the “Put Date,” or the date that a put notice is delivered to L2 Capital (the “Pricing Period”). The purchase price will be adjusted as follows: (i) an additional 10% discount to the Market Price will be applied if either (A) the Closing Price of the Common Stock on the Put Date is less than $0.10 per share, or (B) the average daily trading volume in dollar amount for the Common Stock during the 10 trading days including and immediately preceding the Put Date is less than $50,000; (ii) an additional 5% discount to the Market Price will be applied if the Company is not deposit/withdrawal at custodian (“DWAC”) eligible; and (iii) an additional 10% discount to the Marker Price will be applied if the Company is under DTC “chill” status. L2 Capital’s obligation to purchase shares on any settlement date is subject to customary closing conditions, including without limitation a requirement that a registration statement remain effective registering the resale by L2 Capital of the shares to be issued. The L2 Purchase Agreement is not transferable and any benefits attached thereto may not be assigned.

The L2 Purchase Agreement contains covenants, representations and warranties of the Company and L2 Capital that are typical for transactions of this type. In addition, the Company and L2 Capital have granted each other customary indemnification rights in connection with the L2 Purchase Agreement. The L2 Purchase Agreement may be terminated by the Company at any time.

In connection with the L2 Purchase Agreement, the Company also entered into Registration Rights Agreement with L2 Capital requiring the Company to prepare and file, within 45 days, a registration statement registering the resale by L2 Capital of shares to be issued under the L2 Purchase Agreement, to use commercially reasonable efforts to cause such registration statement to become effective, and to keep such registration statement effective until (i) three months after the last closing of a sale of shares under the L2 Purchase Agreement, (ii) the date when L2 Capital may sell all the shares under Rule 144 without volume limitations, or (iii) the date L2 Capital no longer owns any of the shares. The registration statement was filed on February 28, 2017 and declared effective on March 10, 2017.

The foregoing description of the terms of the Termination with River North and the L2 Purchase Agreement and corresponding Registration Rights Agreement does not purport to be complete and is subject to and qualified in its entirety by reference to the agreements themselves, copies of which are filed as Exhibits 10.4, 10.5 and 10.6, respectively, to our Current Report on Form 8-K filed with the SEC on February 23, 2017, and the terms of which are incorporated herein by reference. The benefits and representations and warranties set forth in such documents (if any) are not intended to and do not constitute continuing representations and warranties of the Company or any other party to persons not a party thereto.

Likelihood of Accessing the Full Amount of the Equity Line

Notwithstanding that the Equity Line is in an amount of $5,000,000, we anticipate that the actual likelihood that we will be able access the full $5,000,000 may be low due to several factors, including that our ability to access the Equity Line is impacted by our average daily trading volume, the average computed sale price of the shares for each put, which may limit the maximum dollar amount of each put we deliver to L2 Capital. Our use of the Equity Line will continue to be limited and restricted if our share trading volume or market price of our stock continue at their current levels or decrease further in the future from the volume and stock prices reported over the past year.

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

We incurred significant delays in our mine operational activities in 2016 in reference to the mine road to our mine site, In February 2017 our MSHA and legal consultants successfully completed a signed agreement with the United States Forest Service. The Agreement provides for terms and conditions for the road use that are acceptable to the Company. The complete Agreement is posted on the Company web site.

Future time delays in obtaining any necessary future approvals from the various governmental agencies, both federal and state, may also cause delays, all of which are not under our control, in achieving our strategic business plan and current plan of operation.

Off-Balance Sheet Arrangements

During the six months ended March 31, 2017, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

Contractual Obligations

As of March 31, 2017, we had no contractual obligations (including long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations and other long-term liabilities reflected on our balance sheet under GAAP) that are expected to have an adverse effect on our liquidity and cash flows in future periods.

Critical Accounting Policies

Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Note 1 - Business, Basis of Presentation and Significant Accounting Policies in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, filed with the U.S. Securities and Exchange Commission on January 13, 2017, describes our significant accounting policies which are reviewed by management on a regular basis.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended March 31, 2017, we issued a total of 501,803 shares of common stock to River North under the River North Purchase Agreement for aggregate proceeds of $19,862. The issuances of shares were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

During the three months ended March 31, 2017, we issued a total of 685,396 shares of common stock to L2 Capital under the Purchase Agreement for aggregate proceeds of $39,582. The issuances of shares were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

During the three months ended March 31, 2017, we issued a total of 7,103,782 restricted shares of common stock to three individuals, two of whom officers of the Company, for settlement of accrued compensation and legal fees. The issuance of shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof  because such issuance did not involve a public offering.

Effective March 30, 2017, we issued 3,150,719 shares of common stock upon the exchange of a promissory note originally issued on October 17, 2014 at an exchange rate of $0.08126 per share.  The outstanding principal balance and accrued interest under the promissory note at the time of exchange were $250,000 and $6,027, respectively. In connection with the exchange, we issued a fully vested three year warrant to purchase 250,000 shares of our common stock at an exercise price of $0.08126 per share. The shares and warrants were exempt from the registration requirements of the Securities Act of 1933, as amended, under Section 3(a)(9) thereof because they represented securities exchanged by us pursuant to a transaction with an existing security holder in which no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

During our current fiscal operating year ending September 30, 2016, the Company received various minor violations from MSHA. The proposed assessments are currently being contested by the Company and we are waiting for the requested hearing before the independent Federal Mine Safety and Health Review Commission for final resolve. The proposed assessments aggregate $1,864.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Description

2.1

Agreement and Plan of Merger between the Company, Gold and Minerals Company, Inc. and MergerCo, dated June 28, 2010 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 7, 2010).

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form S-4 Registration Statement #333-170281 filed on November 2, 2010).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2014).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 4, 2016).
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 31, 2011).
3.5	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 1, 2014).
3.6	Restated Bylaws (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 15, 2016).
4.1	Rights Agreement dated August 25, 2011 between the Company and OTR, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on August 31, 2011).
10.1*	Agreement of Exchange dated March 30, 2017 between El Capitan Precious Metals, Inc. and Connelly Land LLC, including the Common Stock Purchase Warrant attached as Exhibit A thereto
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document**
101.SCH*	XBRL Extension Schema Document**
101.CAL*	XBRL Extension Calculation Linkbase Document**
101.DEF*	XBRL Extension Definition Linkbase Document**
101.LAB*	XBRL Extension Labels Linkbase Document**
101.LAB*	XBRL Extension Labels Linkbase Document**
101.PRE*	XBRL Extension Presentation Linkbase Document**
 __________________
*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EL CAPITAN PRECIOUS METALS, INC.

Dated: May 18, 2017	By:	/s/ John F. Stapleton
John F. Stapleton Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: May 18, 2017	By:	/s/ Stephen J. Antol
Stephen J. Antol Chief Financial Officer (Principal Financial Officer)