Form 10-Q
period 2017-06-30
EL CAPITAN PRECIOUS METALS INC
filed 2017-08-14
CIK 1135202

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 419,510,635 shares of common stock par value $0.001, of the issuer were issued and outstanding as of August 14, 2017.

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

 EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September30,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,825	$296,619
Advances to vendor	502,714	—
Prepaid expense and other current assets	107,184	135,196
Inventory	255,040	252,466
Total Current Assets	921,763	684,281

Property and equipment, net of accumulated depreciation of $191,827 and $128,748, respectively	565,269	577,883
Exploration property	1,864,608	1,864,608
Restricted cash	79,859	74,504
Deposits	22,440	22,440
Total Assets	$3,453,939	$3,223,716

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$287,757	$224,079
Current portion of long-term debt	8,398	—
Notes payable, net of unamortized discounts of $0 and $1,769, respectively	465,617	857,219
Convertible note payable, net of unamortized discounts of $55,118 and $0	54,882	—
Note payable, related party	30,000	30,000
Accrued compensation - related parties	46,576	500,000
Accrued liabilities	218,047	407,332
Derivative instruments liability	243,562	—
Total Current Liabilities	1,354,839	2,018,630

LONG-TERM LIABILITIES
Note payable	15,005	—
Total Liabilities	1,369,844	2,018,630

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 51 and 51 shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 413,437,622 and 366,254,777 shares issued and outstanding, respectively	413,438	366,255
Additional paid-in capital	215,849,503	212,865,439
Accumulated deficit	(214,178,846)	(212,026,608)
Total Stockholders’ Equity	2,084,095	1,205,086
Total Liabilities and Stockholders’ Equity	$3,453,939	$3,223,716

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016

REVENUES	$3,637	$—	$3,637	$2,950

COSTS ASSOCIATED WITH REVENUES	1,557	—	1,557	(3,300)
Gross Income/(Loss)	2,080	—	2,080	(350)

OPERATING EXPENSES:
Mine, exploration costs and pilot plant	361,825	214,207	858,654	398,412
Professional fees	(3,634)	54,730	10,377	157,491
Administrative consulting fees	65,000	65,000	195,000	195,000
Legal and accounting fees	23,303	28,741	92,652	173,101
Other general and administrative	25,031	30,101	89,307	117,004
Total Operating Expenses	471,525	392,779	1,245,990	1,041,008

LOSS FROM OPERATIONS	(469,445)	(392,779)	(1,243,910)	(1,041,358)

OTHER INCOME (EXPENSE):
Interest income	3	4	19	10
(Loss) gain on derivative instruments	68,090	(82,256)	(155,233)	72,467
(Loss) gain on debt extinguishment	—	20,648	(660,376)	(80,396)
Interest expense – related party	(1,346)	(1,347)	(4,039)	(8,492)
Interest expense	(55,464)	(87,356)	(88,699)	(214,929)
Total Other Income (Expense)	11,283	(150,307)	(908,328)	(231,340)

LOSS BEFORE PROVISION FOR INCOME TAXES	(458,162)	(543,086)	(2,152,238)	(1,272,698)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(458,162)	$(543,086)	$(2,152,238)	$(1,272,698)

Basic and Diluted Per Share Data:
Net Loss Per Share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding:
Basic and diluted	408,721,034	318,584,126	391,281,229	307,973,106

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,152,238)	$(1,272,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrant and option expense	—	22,367
Stock-based compensation	318,703	305,703
Amortization of debt discounts	56,651	152,027
Depreciation	64,939	49,432
Loss on debt extinguishment	660,376	80,396
Loss (gain) on derivative instruments	155,233	(72,467)
Net change in operating assets and liabilities:
Prepaid expenses and other current assets	75,513	77,963
Inventory	1,210	(240,962)
Accounts payable	63,678	68,110
Accrued compensation – related parties	46,576	332,186
Accrued liabilities	41,827	160,716
Net Cash Used in Operating Activities	(667,532)	(337,227)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(17,739)	(2,385)
Advance to vendor for pilot plant equipment purchases	(113,116)	—
Restricted cash	(5,355)	(4)
Net Cash Used in Investing Activities	(136,210)	(2,389)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	657,488	45,995
Proceeds from convertible notes payable, net of original issue discounts	100,000	321,800
Payments on notes payable	(150,000)	—
Payments on finance contracts	(43,540)	(37,147)
Net Cash Provided by Financing Activities	563,948	330,648

NET DECREASE IN CASH AND CASH EQUIVALENTS	(239,794)	(8,968)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	296,619	71,393

CASH AND CASH EQUIVALENTS, END OF PERIOD	$56,825	$62,425
(Continued)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended June 30,
	2017	2016

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$8,043	$31,503
Cash paid for income taxes	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock and warrants issued on settlement of debt and accrued interest	$256,028	$307,982
Common stock issued for third party payables	236,755	290,106
Common stock issued with debt		4,858
Common stock issued for inventory	3,784	664,262
Common stock issued for related party payables	500,000	151,161
Common stock issued for prepayment of services and costs incurred	—	46,535
Common stock issued for fixed assets	8,515	—
Common stock issued to vendor for pilot plant equipment purchases	389,598	—
Debt discount from derivative liabilities	88,329	92,000
Reclassification of warrants from equity to derivative liabilities	—	212,323
Reclassification of accrued interest to principal outstanding	—	5,940
Convertible debt issued for deferred stock issuance costs	—	25,000
Purchase of fixed assets through financing contract	26,071	—
Purchase of insurance through financing contract	47,501	32,773
Debt discount from financing costs	11,671	—

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

Basis of Presentation and Going Concern

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company currently has a minimum source of revenue to cover its costs. The Company has incurred a loss for the year ended September 30, 2016 and for the nine months ended June 30, 2017 and the Company has a working capital deficit as of June 30, 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Advances to Vendor

The Company has made advances to the operator of a pilot plant which has been established to house equipment obtained from China that processes concentrates recovered at the El Capitan Property. The pilot plant, including the equipment, is owned by the operator of the pilot plant and not by the Company. The advances made by the Company are for site improvements, equipment and ancillary equipment required to attain the through put goal of management. The pilot plant is currently operational and generating concentrated product that is being shipped out to a refiner for smelting, precious metals recovery and sale.

The arrangements for repayment are included in the operating agreement with the operator. From proceeds of precious metal concentrates sales, all operating expenses incurred by each party for the period are reimbursed to the parties to the Agreement. The remaining profit for the period is divided equally and the plant operator must reimburse the Company out of its profits for any advances made by the Company for equipment purchases and related modifications to equipment or the site.

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

Concentrates

Concentrates inventory include metal concentrates located either at the Company’s El Capitan Property mine site or in transit. Inventories consist of mineralized material that contains mainly gold, platinum and silver mineralization.

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

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Restricted Cash

Restricted cash consists of two certificates of deposits in favor of the New Mexico Minerals and Mining Division for a total of $79,859. The amount is posted as a financial assurance for required reclamation work to be completed on mined and disturbed acreage.

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

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value of the financial instrument reported as charges or credits to income.  To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized as a one day derivative loss, in order to initially record the derivative instrument liabilities at their fair value.

The discount from the face value of the convertible debt or equity instruments resulting from allocating some or all of the proceeds to the derivative instruments, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, using the effective interest method.

When required to arrive at the fair value of derivatives associated with the Note and warrants, a Monte Carlo model was utilized that values the Note and warrants based on average discounted cash flow factoring in the various potential outcomes by a Chartered Financial Analyst (“CFA”). In determining the fair value of the derivatives the CFA assumed that the Company’s business would be conducted as a going concern.

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

During the nine months ended June 30, 2017 and 2016, the Company recognized aggregate stock-based administrative compensation of $0 and $328,070, respectively, in connection with the issuance of common stock options and common stock to administrative personnel, directors and consultants.

During the nine months ended June 30, 2017 and 2016, the Company recognized compensation of $318,703 and $0, respectively, in connection with the issuance of common stock to our mine contractor. These costs incurred were attributable to the pilot plant operation and Mine Safety and Health Administration (“MSHA”) mine regulation consulting.

Revenue Recognition

When revenue is generated from operations, it will be recognized in accordance with FASB ASC 605. In general, the Company will recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. Revenue generated and costs incurred under this agreement will be reported on a net basis in accordance with FASB ASC 605-45. There was nominal revenue generated for the Company’s quarter ended June 30, 2017 and none for June 30, 2016.

Recently Issued Accounting Pronouncements

Other than as set forth below, management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Recently Issued Accounting Pronouncements (Continued)

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

In May 2017 the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09). This new accounting guidance provides information about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for financial statements issued for annual reporting periods beginning after December 15, 2017 and interim periods within those years. Earlier application is permitted. We do not expect that the adoption of this new guidance will have a material impact on our consolidated financial statements as we historically have not made changes to the terms or conditions of an outstanding share-based payment award.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Recently Issued Accounting Pronouncements (Continued)

In July 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.” Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. ASU 2017-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company has adopted the ASU beginning with these condensed consolidated financial statements. As a result, the conversion features of certain of its convertible notes payable and equity instruments that contain “down round” provisions will not be bifurcated and will not be recorded as a derivative liability.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC during the current reporting period did not, or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

Consulting Agreements

Effective May 1, 2009, the Company commenced informal arrangements with an individual, who is currently an officer, pursuant to which such individual serves as support staff for the functioning of the home office and all related corporate activities and projects. The aggregate monthly payments under the informal arrangements are $6,667. There is no written agreement with this individual. At June 30, 2017 and September 30, 2016, this individual had accrued and unpaid compensation and expenses of $15,967 and $40,000, respectively, recorded in accrued compensation – related parties. During the nine months ended June 30, 2017, the Company issued 487,806 shares of restricted common stock and 487,806 shares of S-8 common stock to this individual for payment of accrued compensation of $40,000. The fair value of the stock was $86,732 and the Company recorded a loss on extinguishment of debt of $46,732.

During the nine months ended June 30, 2017, the Company issued 1,768,293 shares of restricted common stock and 1,768,293 shares of S-8 common stock to a former officer and currently a director of the Company as payment of accrued compensation of $145,000. The fair value of the stock was $199,110 and the Company recorded a loss on extinguishment of debt of $54,110.

In January 2012, the Company retained the consulting services of Management Resource Initiatives, Inc. (“MRI”), a company controlled by John F. Stapleton who served as the Chief Financial Officer and a director of the Company at that time and who currently serves as President and Chief Executive Officer and a director of the Company. The current monthly consulting fee for such services is $15,000. Total consulting fees expensed to MRI for the nine months ended June 30, 2017 and 2016 was $135,000 and $45,000, respectively. At June 30, 2017 and September 30, 2016, MRI had accrued and unpaid compensation of $30,000 and $315,000, respectively, recorded in accrued compensation – related parties. During the nine months ended June 30, 2017, the Company issued 3,841,463 shares of restricted common stock and 3,841,463 shares of S-8 common stock to the individual controlling MRI as payment of accrued compensation of $315,000. The fair value of the stock was $599,268 and the Company recorded a loss on extinguishment of debt of $284,268. At June 30, 2017, MRI had accrued and unpaid compensation of $30,000 recorded in accrued compensation – related parties.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – RELATED PARTY TRANSACTIONS (Continued)

Consulting Agreements (Continued)

Total administrative consulting fees expensed under these informal arrangements for both the nine months ended June 30, 2017 and 2016 was $195,000, respectively.

On February 4, 2015, the Company signed a $30,000 promissory note payable to MRI, at 18% interest per annum, due and payable on February 4, 2016. As an inducement for the loan represented by the note, the Company issued 200,000 shares of restricted common stock of the Company to MRI. The Company approved amending the note to extend the maturity date from February 4, 2016 to February 4, 2017 under the original terms of the Agreement. On March 29, 2017, the Company extended the note for six months to August 4, 2017, and agreed to grant 200,000 shares to MRI as compensation for the extension; however such shares have not been issued as of the date of this report.  See Note 5 – Notes Payable, February 4, 2015 Unsecured Promissory Notes.

NOTE 3 – INVENTORY

The following table provides the components of inventory as of June 30, 2017 and September 30, 2016:

	June 30,	September 30,
	2017	2016

Mineralized material stockpile	$87,840	$87,840
Concentrate	149,312	146,738
Iron ore	17,888	17,888
Total	$255,040	$252,466

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of June 30, 2017 and September 30, 2016:

	June 30,	September 30,
	2017	2016

Mining costs	$27,948	$60,613
Professional and consulting fees	12,000	—
Accounting and legal	94,388	285,025
Interest	83,711	61,694
	$218,047	$407,332

During the nine months ended June 30, 2017, the Company issued 2,744,513 shares of restricted common stock and 3,000,000 shares of S-8 common stock as payment of accrued legal fees of $236,755. The fair value of the stock was $485,554 and the Company recorded a loss on extinguishment of debt of $248,799.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – NOTES PAYABLE

Agreements with Logistica U.S. Terminals, LLC

Under an agreement with Logistica U.S. Terminals, LLC (“Logistica”) dated February 28, 2014, Logistica agreed to remit a $400,000 payment on the Company’s behalf that represented the remaining balance of the Company’s purchase price for a heavy ore trailing separation line to be used for processing of mineralized material at the El Capitan Property mine site. The Company previously remitted $100,000 toward the purchase of such equipment. In consideration for Logistica remitting such payment, the Company agreed to deliver a $400,000 promissory note to Logistica and issued 2,500,000 shares of common stock to a designee of Logistica under the Company’s 2005 Stock Incentive Plan. The promissory note accrues interest at 4.5%, with principal and accrued interest payments to be made out of the Company’s proceeds from sale of iron extracted from mineralized material as part of the Company’s exploration activities. As of June 30, 2017, the outstanding balance under this note payable was $400,000 and accrued interest on the note was $60,066.

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

October 17, 2014 Note and Warrant Purchase Agreement

On October 17, 2014, we entered into a private Note and Warrant Purchase Agreement with an accredited investor pursuant to which we borrowed $500,000 against delivery of a promissory note (the “2014 Note”) in such amount and issued warrants to purchase 882,352 shares of our common stock. The 2014 Note carries an interest rate of 8% per annum, was initially due on July 17, 2015 and was secured by a first priority security interest in all right, title and interest of the Company in and to the net proceeds received by the Company from its sale of tailings separated from iron recovered by the Company at the El Capitan Property. On August 24, 2015, the maturity date of the 2014 Note was mutually extended to January 17, 2016. In consideration of the extension, the Company issued a common stock purchase warrant to purchase 4,714,286 shares (subject to adjustment) of our common stock at an exercise price of $0.07 per share. The warrant previously issued on October 17, 2014 for 882,352 shares was cancelled. On January 19, 2016, the maturity date of the 2014 Note was further extended to September 19, 2016. The 2014 Note was in default. In consideration of the extension, we issued to the investor a fully vested three year common stock purchase warrant to purchase 471,429 shares (subject to adjustment) of common stock of the Company at an exercise price of $0.051 per share, the closing price on the date of the agreed extension agreement. The fair value of the warrants was determined to be $16,775 using Black-Scholes option price model and was expensed during the three months ended March 31, 2016. The 2014 Note was delinquent and principal payments of $100,000 were made on the 2014 Note. During the six months ended March 31, 2017, the outstanding principal balance of the amended 2014 Note was reduced $150,000 and related accrued interest payments of $6,115 have been made.  On March 29, 2017, the Company authorized outstanding principal and accrued interest under the 2014 Note as of March 29, 2017 to be converted into common stock at the conversion price of $0.08126 per share. The parties entered into an agreement of exchange dated March 30, 2017. The outstanding principal balance and accrued interest under the 2014 Note at the time of conversion were $250,000 and $6,027, respectively. The principal and accrued interest was converted into 3,150,719 shares of common stock at a fair market value of $266,236 and the Company recorded a loss on extinguishment of debt of $10,209. In connection with the conversion of the note payable on March 30, 2017, the Company issued a fully vested three year warrant to purchase 250,000 shares of common stock of the Company at an exercise price of $0.08126 per share. The fair value of the warrants was determined to be $16,258 using the Black-Scholes option pricing model and was expensed to the loss on conversion during the nine months ended June 30, 2017.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – NOTES PAYABLE (Continued)

February 4, 2015 Unsecured Promissory Notes

On February 4, 2015, we issued unsecured promissory notes in the aggregate principal amount of $63,000, of which a $30,000 note was issued to MRI, a company controlled by John F. Stapleton, who served as the Chief Financial Officer and a director of the Company at that time and who currently serves as President and Chief Executive Officer and a director of the Company. Outstanding amounts under these notes accrue interest at 18% per year, with all principal and accrued interest being due and payable on February 4, 2016. As additional consideration for the loans, we issued 200,000 shares of our restricted common stock for each note for a total of 400,000 shares to the lenders. The relative fair value of the common stock was determined to be $21,211 and was recorded as discounts to the promissory notes and was amortized to interest expense over the life of the notes. On February 4, 2016, one of the promissory notes was amended to extend the maturity date from February 4, 2016 to February 4, 2017 and reduce the interest rate to 10% per year. The Company also agreed to capitalize the $5,940 of accrued interest on the note at February 4, 2016 and add it to principal. In consideration of the amendment, the Company agreed to issue 150,000 shares of restricted common stock of the Company to the noteholders, the issuance of which was approved by the Board of Directors on April 22, 2016. MRI, the holder of the other note, agreed to extend its maturity date to February 4, 2017 at the same rate of interest and in consideration for the issuance of 200,000 shares of our restricted common stock; however, these shares have not been issued as of the date of this report.    On March 29, 2017, both noteholders agreed to extend the maturity date of the notes for six months, to August 4, 2017.  Our obligations under both notes are personally guaranteed by a Company’s director and who was the Chief Executive Officer at the time the notes were issued.

As of June 30, 2017, the aggregate outstanding balance under these notes was $68,940, the aggregate accrued interest was $18,437 and the unamortized discount on the notes payable was $0. During the nine months ended June 30, 2017 and 2016, amortization expense of $1,769 and $10,844, respectively, was recognized.

Financing of Insurance Premiums and Vehicle

On August 15, 2016, we entered into an agreement to finance a portion of our liability insurance premiums in the amount of $28,384 at an interest rate of 7.25% with equal payments of $2,934, including interest, due monthly beginning July 14, 2016 and continuing through April 14, 2017. As of June 30, 2017, the outstanding balance under this note payable was $0.

On November 14, 2016, we entered into an agreement to finance director and officer insurance premiums in the amount of $25,224 at an interest rate of 5% with equal payments of $2,581, including interest, due monthly beginning December 21, 2016 and continuing through September 21, 2017. As of June 30, 2017, the outstanding balance under this note payable was $7,742.

On February 23, 2017, we entered into an agreement to finance a Ford 450 truck for transporting mineralized ore in the amount of $26,071 at an interest rate of 4.99% and 36 monthly payments of $781, due monthly beginning March 25, 2017, and continuing through February 25, 2020. As of June 30, 2017, the outstanding balance under this note payable was $23,403. The Chief Financial Officer co-signed on behalf of the Company on the finance contract.

On June 13, 2017, we entered into an agreement to finance our liability insurance premiums in the amount of $22,277, with a down payment of $3,342 and $18,935 financed at an interest rate of 4.0% with equal payments of $1,928, including interest, due monthly beginning July 14, 2017 and continuing through April 14, 2018. As of June 30, 2017, the outstanding balance under this note payable was $18,935.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – NOTES PAYABLE (Continued)

Convertible Note and Warrant Financing Transaction

On February 21, 2017, we entered into a Securities Purchase Agreement (the “Investor Agreement”) pursuant to which the Company issued a convertible note (the “Note”) to an accredited investor in the aggregate principal amount of $550,000, or such lesser amounts based on actual advances thereunder. In order to reflect an agreed upon original issue discount, the outstanding principal amount of the Note attributable to each advance is 110% of the amount of the corresponding advance (i.e., a $100,000 advance results in outstanding principal attributable to the advance of $110,000). Upon issuance of the Note, the investor made a $100,000 initial advance. The Company recognized a debt discount from deferred financing costs of $11,671 at the inception of the note. The Company and the investor must mutually agree upon any future advances under the Note. Amounts advanced under the Note will accrue interest at 7% per annum. Except to the extent converted into common stock of the Company, as discussed below, outstanding principal and interest will become due and payable on August 21, 2017. Amounts outstanding under the Note are convertible at the election of the investor into common stock of the Company at a conversion price equal to $0.0913 (the volume weighted average price of the Company’s common stock on the day prior to the issuance date). The Note provides for various events of default upon which amounts outstanding under the Note will immediately increase by 140% and the conversion price will be permanently redefined to equal 60% of the average of the three lowest traded prices during the 14 consecutive trading days preceding the conversion date. As additional consideration for the initial advance, the Company issued the investor a three year warrant to purchase up to 602,406 shares of the Company’s common stock at an exercise price equal to $0.3652 per share (which price is subject to anti-dilution adjustment in the event the Company issues additional convertible securities with lower conversion prices). In conjunction with any future advances under the Note, the Company will issue additional three year warrants to purchase a number of shares equal to 50% of the conversion shares issuable upon conversion of the amount advanced. As of June 30, 2017, the conversion and warrant price were reset to $0.08126 and the number of warrants increased to 2,707,343.

As set forth in the Statement of Financial Accounting Standard No. 820-10-35-37, as further described in Note 6 below, a fair value hierarchy was developed to rank the reliability of inputs that reflect assumptions used as a basis for determining fair value. ASC 820 emphasizes that valuation techniques (income, market, and cost) used to measure the fair value of an asset or liability should maximize the use of observable inputs, that is, inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. The ASC 820 accounting standard requires companies use actual market data, when available or models, when unavailable. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available, except when it might not represent fair value at the measurement date. When using models, ASC 820 provides guidance on appropriate valuation techniques and addresses the inherent valuation issue of risk. A fair value measurement should include an adjustment for risk if market participants would include one in pricing the related asset or liability, even if the adjustment is difficult to determine.

The Note and warrants were analyzed in accordance with ASC 815. The objective of ASC 815 is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception under Paragraph 11(a) of ASC 815 which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of ASC 815 also hinges on whether the instrument is indexed to an entity’s own stock. A non-derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability.

To arrive at the fair value of derivatives associated with the Note and warrants, a Monte Carlo model was utilized that values the Note and warrants based on average discounted cash flow of 500,000 iterations factoring in the various potential outcomes by a Chartered Financial Analyst (“CFA”). In determining the fair value of the derivatives the CFA assumed that the Company’s business would be conducted as a going concern.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – NOTES PAYABLE (Continued)

Convertible Note and Warrant Financing Transaction (Continued)

The fair value of the embedded derivatives on the note payable at inception was $71,635 and the derivative associated with the warrants at inception was $256,028. Derivatives aggregating at inception of $88,329 were allocated to loan discount and $239,334 was expensed as a one day derivative loss. At June 30, 2017, the fair value of the embedded derivative on the note was $3,279 and the derivative on the warrants was $240,283. During the nine months ended June 30, 2017, a net gain of $84,101 was recognized on the change in the fair value of the derivatives and loan discounts expensed to interest was $54,882.

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

As of June 30, 2017, the aggregate outstanding principal balance under the Note was $110,000, accrued interest was $2,742 and the unamortized discount on the note payable was $55,118. See Note 10- Subsequent Events, Note Amendment and Funding.

The components of the Company’s notes payable, including the note payable to related party, at June 30, 2017 are as follows:

	Principal	Unamortized
	Amount	Discount	Net

Notes payable	$489,020	$—	$489,020
Convertible note payable	110,000	(55,118)	54,882
Notes payable – related party	30,000	—	30,000
	$629,020	$(55,118)	$573,902

The components of the notes payable at September 30, 2016 are as follows:

	Principal	Unamortized
	Amount	Discount	Net

Notes payable	$858,988	$(1,769)	$857,219
Notes payable – related party	30,000	—	30,000
	$888,988	$(1,769)	$887,219

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – FAIR VALUE MEASUREMENTS

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accounts payable approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on June 30, 2017 and September 30, 2016

June 30, 2017:	Level 1	Level 2	Level 3	Total

Assets
Exploration property	$—	$—	$1,864,608	$1,864,608
Liabilities
Derivative instruments liability	$—	$—	$243,562	$243,562

September 30, 2016:	Level 1	Level 2	Level 3	Total

Assets
Exploration property	$—	$—	$1,864,608	$1,864,608
Liabilities
None	$—	$—	$—	$—

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – FAIR VALUE MEASUREMENTS (Continued)

The exploration property associated with the El Capitan Property, which the Company is intending to continue to market for sale to a major mining company, is classified as Level 3. The fair value of the exploration property is determined based upon the cost basis the of the Company’s investment in the exploration property under U.S. GAAP. There was no change in the carrying valuation of the exploration property during the nine months ended June 30, 2017.

Complex derivative instrument liabilities utilize a Monte Carlo model to estimate their fair value. As set forth above, pursuant to Paragraph 820-10-35-37, a fair value hierarchy was developed to rank the reliability of inputs that reflect assumptions used as a basis for determining fair value. The ASC 820 accounting standard requires companies use actual market data, when available or models, when unavailable. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available, except when it might not represent fair value at the measurement date. When using models, ASC 820 provides guidance on appropriate valuation techniques and addresses the inherent valuation issue of risk. A two-step approach is used in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument's contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument's settlement provisions. Fair value relied on a “value in use” or “going concern” premise. To properly apply this fair value standard, we gave consideration to the holder’s intentions regarding whether or not the securities purchased were to be held, sold, or abandoned. Our analysis also reflects assumptions that would be made by market participants if these market participants were to buy or sell each identified asset on an individual basis. The Monte Carlo model that values the Note and warrants based on average discounted cash flow of 500,000 iterations factoring in the various potential outcomes. The derivative instrument liabilities on the convertible note and warrants at June 30, 2017 were $3,279 and $240,283, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Related Party

In January 2012, the Company retained the consulting services of Management Resource Initiatives, Inc. (“MRI”), a company controlled by John F. Stapleton who served as the Chief Financial Officer and a director of the Company at that time and who currently serves as President and Chief Executive Officer and a director of the Company. The current monthly consulting fee for such services is $15,000. Total consulting fees expensed to MRI for the nine months ended June 30, 2017 and 2016 was $135,000 and $45,000, respectively. At June 30, 2017 and September 30, 2016, MRI had accrued and unpaid compensation of $30,000 and $315,000, respectively, recorded in accrued compensation – related parties. During the nine months ended June 30, 2017, the Company issued 3,841,463 shares of restricted common stock and 3,841,463 shares of S-8 common stock to the individual controlling MRI as payment of accrued compensation of $315,000. The fair value of the stock was $599,268 and the Company recorded a loss on extinguishment of debt of $284,268. At June 30, 2017, MRI had accrued and unpaid compensation of $30,000 recorded in accrued compensation – related parties.

On January 18, 2016, the Board of Directors of the Company appointed Stephan J. Antol as the Company’s Chief Financial Officer, replacing Mr. Stapleton in such capacity. Mr. Stapleton continued to serve as a director of the Company and as Chairman of the Board. Effective August 4, 2016, the Board of Directors of the Company appointed Mr. Stapleton to replace Charles C. Mottley as President and Chief Executive Officer of the Company. The change in senior management was proposed by Mr. Mottley, who continues to serve as a member of the Company’s Board of Directors and as President Emeritus. At June 30, 2017, Mr. Antol had accrued and unpaid compensation and expenses of $16,576 recorded in accrued compensation – related parties.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES (Continued)

Related Party (Continued)

On February 4, 2015, the Company signed a $30,000 promissory note payable to MRI, at 18% interest per annum, due and payable on February 4, 2016. As an inducement for the loan represented by the note, the Company issued 200,000 shares of restricted common stock of the Company to MRI. The Company approved amending the note to extend the maturity date from February 4, 2016 to February 4, 2017 under the original terms of the Agreement. On March 29, 2017, the Company extended the note for six months to August 4, 2017, and agreed to grant 200,000 shares to MRI as compensation for the extension; however such shares have not been issued as of the date of this report.  See Note 5 – Notes Payable, February 4, 2015 Unsecured Promissory Notes.

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

Agreements with Logistica U.S. Terminals, LLC

Under an agreement with Logistica U.S. Terminals, LLC (“Logistica”) dated February 28, 2014, Logistica agreed to remit a $400,000 payment on the Company’s behalf that represented the remaining balance of the Company’s purchase price for a heavy ore trailing separation line to be used for processing of mineralized material at the El Capitan Property mine site. The Company had previously remitted $100,000 toward the purchase of such equipment. In consideration for Logistica remitting such payment, the Company agreed to deliver a $400,000 promissory note to Logistica and issued 2,500,000 shares of common stock to a designee of Logistica under the Company’s 2005 Stock Incentive Plan. The promissory note accrues interest at 4.5%, with principal and accrued interest payments to be made out of the Company’s proceeds from sale of iron extracted from mineralized material as part of the Company’s exploration activities. As of June 30, 2017, the outstanding balance under this note payable was $400,000 and accrued interest on the note was $60,066.

On January 5, 2016, we entered into our current agreement with Logistica. Under the agreement we will provide to Logistica concentrated ore to their specifications at the mine site. Logistica will transport, process, and refine the precious metals concentrates to sell to precious metals buyers. The terms of the new agreement provide for the recovery of hard costs related to the concentrates by both parties prior to the distribution of profits. The agreement also provides for the issuance of 10,000,000 shares of our restricted common stock and the elimination of a $100,000 accrued liability to Logistica for prior services rendered. When certain terms and conditions are met, the agreement calls for Logistica to arrange for a letter of credit to provide working capital for the mining, processing and sale activities under the agreement. The shares were issued in August 2016. The new agreement supersedes the previous agreements with Logistica.

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

NOTE 9 – STOCKHOLDERS’ EQUITY

Authorized Common Shares

At the Company’s annual meeting of stockholders held September 28, 2016, the Company’s stockholders approved an amendment (the “Amendment”) to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock from 400,000,000 to 500,000,000 shares. The change in the authorized number of shares of common stock was effected pursuant to a Certificate of Amendment filed with the Secretary of State of the State of Nevada on October 4, 2016 and was effective as of such date.

Preferred Stock Issuances

During the nine months ended June 30, 2017, the Company did not issue any shares of preferred stock.

Equity Purchase Agreement

Termination of River North Purchase Agreement; Entry into L2 Purchase Agreement

The Company and River North Equity, LLC (“River North”) were parties to an Equity Purchase Agreement dated March 16, 2016, as amended by Amendment No. 1 dated December 9, 2016 (as so amended, the “River North Purchase Agreement”). Under the River North Purchase Agreement, the Company had the right from time to time, in its discretion, to sell shares of its common stock to River North for aggregate gross proceeds of up to $5,000,000.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – STOCKHOLDERS’ EQUITY (Continued)

Equity Purchase Agreement (Continued)

Termination of River North Purchase Agreement; Entry into L2 Purchase Agreement (Continued)

On February 21, 2017, the Company and River North terminated the River North Purchase Agreement and a related registration rights agreement and the Company entered into a new Equity Purchase Agreement (the “L2 Purchase Agreement”) with L2 Capital, LLC (“L2 Capital”), an affiliate of River North. Under the L2 Purchase Agreement, the Company may from time to time, in its discretion, sell shares of its common stock to L2 Capital for aggregate gross proceeds of up to $5,000,000. Unless terminated earlier, L2 Capital’s purchase commitment will automatically terminate on the earlier of the date on which L2 Capital shall have purchased Company shares pursuant to the Purchase Agreement for an aggregate purchase price of $5,000,000, or February 21, 2020. The Company has no obligation to sell any shares under the L2 Purchase Agreement.

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

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – STOCKHOLDERS’ EQUITY (Continued)

Equity Purchase Agreement (Continued)

Termination of River North Purchase Agreement; Entry into L2 Purchase Agreement (Continued)

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

Likelihood of Accessing the Full Amount of the Equity Line

Our arrangement with L2 Capital is sometimes referred to herein as the “Equity Line.”  Notwithstanding that the Equity Line is in an amount of $5,000,000, we anticipate that the actual likelihood that we will be able access the full $5,000,000 may be low due to several factors, including that our ability to access the Equity Line is impacted by our average daily trading volume, the average computed sale price of the shares for each put, which may limit the maximum dollar amount of each put we deliver to L2 Capital. Our use of the Equity Line will continue to be limited and restricted if our share trading volume or market price of our stock continue at their current levels or decrease further in the future from the volume and stock prices reported over the past year.

Further, our ability to issue shares in excess of the 25,000,000 shares covered by the registration statement will be subject to our filing a subsequent registration statement with the SEC and the SEC declaring it effective.

Common Stock Issuances

During the nine months ended June 30, 2017, the Company:

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

(iii)
Issued 10,500,000 shares of S-8 common stock to our contract miners at a market value of $702,600, including payment of $3,784 for inventory, payment of $8,515 for lab equipment and an advance of $389,598 for pilot plant equipment costs and $300,703 for pilot plant operating costs and MSHA consulting;

(iv)	Issued 7,684,671 shares of common stock under the 2016 Purchase Agreement with River North for aggregate cash proceeds of $344,575;

(v)	Issued 7,677,818 shares of common stock under the 2017 Purchase Agreement with L2 Capital for aggregate cash proceeds of $312,913;

(vi)	Issued 200,000 shares of S-8 common stock to a mine consultant at a market value of $18,000; and

(vii)	Issued 3,150,719 shares of common stock for the conversion of a note payable and accrued interest at a market value of $266,236 and recorded an on debt extinguishment of $10,209.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – STOCKHOLDERS’ EQUITY (Continued)

Options

During the nine months ended June 30, 2017, the Company did not grant any options.

Warrants

During nine months ended June 30, 2017, the following transactions occurred with respect to warrants of the Company:

(i)
In connection with the conversion of a note payable on March 30, 2017, the Company issued a fully vested three year warrant to purchase 250,000 shares of common stock of the Company at an exercise price of $0.08126 per share. The fair value of the warrants was determined to be $16,258 using the Black-Scholes option pricing model and was expensed to the loss on conversion during the nine months ended June 30, 2017.

(ii)
Pursuant to the February 21, 2017 Securities Purchase Agreement with an accredited investor, the Company issued to the investor a three year warrant to purchase up to 602,406 shares of the Company’s common stock at an exercise price equal to $0.3652 per share (which price is subject to anti-dilution adjustment in the event the Company issues additional convertible securities with lower conversion prices). As of June 30, 2017, the warrant price was reset to $0.08126 and the number of warrants increased to 2,707,343.

Stock option activity, both within and outside the 2015 Plan, and warrant activity for the nine months ended June 30, 2017, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price

Outstanding at September 30, 2016	11,137,500	$0.265	5,332,773	$0.071
Granted	—		3,559,749	.129
Canceled	—		(602,406)	.365
Expired	—		—
Exercised	—		—

Outstanding at June 30, 2017	11,137,500	0.265	8,290,116	0.075

Exercisable at June 30, 2017	11,137,500	0.265	8,290,116	0.075

The range of exercise prices and remaining weighted average life of the options outstanding at June 30, 2017 were $0.042 to $1.02 and 4.12 years, respectively. The aggregate intrinsic value of the outstanding options at June 30, 2017 was $6,250.

The range of exercise prices and remaining weighted average life of the warrants outstanding at June 30, 2017 were $0.051 to $0.17 and 1.69 years, respectively. The aggregate intrinsic value of the outstanding warrants at June 30, 2017 was $3,536.

The Company maintains its 2015 Equity Incentive Plan, as amended (the “2015 Plan”), pursuant to which the Company has reserved and registered 75,000,000 shares for stock and option grants. As of June 30, 2017, there were 11,738,999 shares available for grant under the 2015 Plan, excluding the 11,137,500 options outstanding.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – SUBSEQUENT EVENTS

Subsequent Issuances of Common Stock

Subsequent to June 30, 2017, the Company issued 3,690,469 shares of common stock under the L2 Purchase Agreement with L2 Capital for aggregate cash proceeds of $154,536.

Board Approval of Stock Issuances Subsequent to June 30, 2017

On July 13, 2017, the Board authorized the issuance of 1,382,544 S-8 common shares to our corporate attorney to retire our current obligations for services aggregating $80,188.  The shares were issued at the closing market price on July 13, 2017 at $0.058.

Note Amendment, Funding and Conversion

On July 24, 2017, the Company amended the maturity date of the $100,000 initial advance under Investor Agreement and the corresponding Note dated February 24, 2017. The maturity date for first advance was extended to November 15, 2017 and the conversion price of each advance under the Note was changed to equal the lesser of (a) the volume weighted average price of the Company’s common stock on the trading day prior to such advance or (b) 75% of the average of the two lowest daily trades in the five day period prior to the noteholder’s delivery of a conversion notice. All other terms and conditions of the Note remain in full force and effect.

On July 28, 2017, the Company received a second $100,000 advance under the Investor Agreement and the corresponding Note, resulting in additional outstanding principal of $110,000 after taking into account the original issue discount.  The second advance is subject to the terms and conditions the Promissory and interest and principle are due January 28, 2018. Outstanding amounts under this advance are convertible at the election of the noteholder at a conversion price of the lower of $0.0617 or 75% of the average of the two lowest daily trades in the five-day period prior to the noteholder’s delivery of a conversion notice.  The Company also issued a three year warrant to purchase up to  891,410 shares of the Company’s common stock at a per share exercise price  of $0.2468. The warrant provides for cashless exercise at the election of the holder if, on the date on which the warrant is exercised, the warrant is in-the-money and a registration statement registering the issuance of the underlying warrant shares is not effective. As part of the second advance, the Company initially reserved 7,000,000 shares of common stock for issuance upon possible conversion of the advance and exercise of the warrant.

On July 27, 2017, the noteholder converted a total of $13,556 in interest and principal under the first Note advance into 300,000 shares of common stock at an approximate per share conversion price of $0.0452.

On August 1, 2017, a noteholder was issued 200,000 shares of restricted common stock for a note extension at the market value of $12.000.

On August 9, 2017, the noteholder converted a total of $16,875 of principal under the first Note advance into 500,000 shares of common stock at an approximate per share conversion price of $0.03375.

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

In February 2017, with the assistance of our Mine Safety and Health Administration (“MSHA”) consultant and legal consultants, we signed an agreement with the United States Forest Service that provides agreed upon terms and conditions for the use of the road to our mine site. A copy of the agreement is posted on the Company web site.

The quarter ended March 31, 2017, marked the beginning of operations at a pilot plant established in Phoenix, Arizona by a Company vendor to house equipment obtained from China that processes concentrates recovered at the El Capitan Property. Although the pilot plant, including the equipment, are owned by its operator and not by the Company, its establishment brought the Company a significant step closer to recognizing revenue from the sale of concentrates. Significant effort was exerted during this quarter by our contract miner and his team in preparing the pilot plant site for the arrival of the approximately 21 ton machine from China. Upon its arrival, the machine was setup and on site enhancements were made to meet US safety standards and operational proficiencies for maximum through put and operational product results. Initially the pilot plant started producing test samples for shipments to various refiners. As modifications were required by a refiner, adjustments were made and new processed samples were shipped to the refiner. The process was time consuming in that once a refiner receives the sample, it is put into their system for processing and we have no control over the timeline and when we may get the results and comments back on the sample.

Continuing through the quarter ended June 30, 2017, sample product was shipped to various refiners for processing and precious metal extraction. During the current quarter ending September 30, 2017, the Company signed a one year contract with a refiner for the extraction of precious metals from the Company’s concentrates and signed an agreement with PF Bullion for the purchase of the precious metals. Currently the refiner is receiving the product in metal form and extracting the precious metals from it. The contract miner is melting the concentrate ore into metal bars for delivery to the refiner.

In the quarter ended June 30, 2017, the Company recognized its first precious metals sale revenue from the sale of a small sample test bar processed by the refiner. Although nominal, represented the first sale of precious metals extracted from mineralized ore recovered at the El Capitan property.  The sale, before cost deductions, was $3,637 and initial setup and processing charges amounted to $1,557.  Precious metals recovered from the 4.18 lb bar were as follows:

Gold	2.53 oz.
Silver	0.54 oz.
Platinum	0.88 oz.

The Company expects to proceed with larger product shipments to the refiner for precious metals extraction.

Basis of Presentation and Going Concern

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company currently has a minimum source of revenue to cover its costs. The Company has incurred a loss for the nine months ended June 30, 2017 and has a working capital deficit as of June 30, 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To continue as a going concern, the Company is dependent on entering the production stage of operations and generating cash flow and future profits to cover operating costs. The Company does not have adequate liquidity to fund its current operations, meet its obligations and continue as a going concern. The Company currently has an equity line of credit in place that it expects to utilize to finance its activities in the near term and, in the past, has secured working capital loans for such purpose. The Company may also pursue other financing alternatives from time to time, including short-term operational strategic financing or equity financing, to fund its activities until it can achieve cash flow and profits from its operations. The Company’s consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Results of Operations

Exploration Stage

We are an exploration stage company and have not yet realized any material revenue from operations through our fiscal quarter ended June 30, 2017. The Company realized revenue from precious metal sales from a test bar in the quarter ended June 30, 2017 aggregating $3,637.

Results of Operations for the Three Months Ended June 30, 2017 and 2016

The Company realized revenue from precious metal sales from a test bar in the quarter ended June 30, 2017 aggregating $3,637. The Company did not realize revenues during the prior year three month comparative period.

We realized a net increase in operating expenses of $78,746, from $392,779 for the three months ended June 30, 2016 to $471,525 for the three months ended June 30, 2017. The increase is comprised mainly of increases in mine, exploration and pilot plant costs of $147,618, offset by decreases in professional fees of $68,872.

The increase in mine, exploration and pilot plant costs is due to activity associated at the pilot plant operations and costs incurred for refining of test samples of $63,949, and in the three month period ended June 30, 2016, $84,259 production costs were allocated ore inventory. The decrease in professional fees is a result of MRI quarterly fees of $45,000 fees allocated to Administrative consulting fees in the current period of measurement as Mr. Stapleton became CEO of the Company and the prior CEO retired.

Other income (expense) increased $161,590 from $(150,307) for the three months ended June 30, 2016, to $11,283 for the three months ended June 30, 2017. The decreased loss is attributable to an increase gain on derivative instruments of $150,346 and decreased interest expense of $31,893. These increases were offset by a decrease gain on debt extinguishment of $20,648

Our net loss decreased by $84,924 from $543,086 for the three months ended June 30, 2016 to $458,162 for the three months ended June 30, 2017. The decrease in net loss is mainly attributable to the net increase in other income and expense of $161,590, a decrease in professional fee and administration consulting of $45,000 due to a retirement and offset by the increase in mine, exploration and pilot plant costs of $147,618.

Results of Operations for the Nine Months Ended June 30, 2017 and 2016

The Company realized revenue from precious metal sales from a test bar in the nine months ended June 30, 2017 aggregating $3,637, compared to revenues of $2,950 from the sale of iron ore during nine months ended June 30, 2016.

We realized a net increase in operating expenses of $204,982, from $1,041,008 for the nine months ended June 30, 2016 to $1,245,990 for the nine months ended June 30, 2017. The increase is comprised mainly of increases in mine, exploration and pilot plant costs of $460,242 offset by decreases in professional fees of $147,114 and legal and accounting fees of $80,449.

The increase of $460,242 in mine, exploration and pilot plant costs was due to activity associated at the pilot plant start-up to conform the plant site to requirements under the controlling regulations, both local and federal, and operational costs with the commencement of production activities.  Included in the costs incurred for the nine months ended June 30, 2017, are associated increased legal costs of $36,462, MSHA consulting fees of $42,230, consulting fees of $148,750, refining charges of $63,949, rental equipment of 47,394, travel and lodging of $52,000 and concentration subcontracted of $112,821.

Other expense increased $676,988 from $231,340 for the nine months ended June 30, 2016, to ($908,328) for the nine months ended June 30, 2017. The increased loss of $676,988 is attributable to an increase on loss on debt extinguishment of $579,980 and a decrease in the gain on derivative instruments of $227,700 in the current period of measurement. Both of these increases in other expense are non-cash items and total $807,680. These non-cash increases were offset by a decrease in interest expense of $130,683 in the current period of measurement.

Our net loss increased by $879,540 from $1,272,698 for the nine months ended June 30, 2016 to $2,152,238 for the nine months ended June 30, 2017. The increase in net loss is mainly attributable to the net increase in other income and expense of $676,988 and the increase in mine, exploration and pilot plant costs of $460,242 and offset by decreases in professional fees of $147,114 and legal and accounting of $80,449.

Liquidity and Capital Resources

As of June 30, 2017, we had cash on hand of $56,825 and a working capital deficit of $433,076, of which $243,562 is a non-cash derivative instruments liability. The Company has historically relied on equity or debt financings to finance its ongoing operations. Our current financing arrangements are summarized below under the caption “Recent Financing Activities.” Our only current committed source of future financing is pursuant to the Equity Purchase Agreement (the “L2 Purchase Agreement”) with L2 Capital, LLC (“L2 Capital”), which is described below. Under the L2 Purchase Agreement, we may from time to time, in our discretion, sell shares of our common stock to L2 Capital for aggregate gross proceeds of up to $5,000,000.  This arrangement is also sometimes referred to herein as the “Equity Line.”  Unless terminated earlier, L2 Capital purchase commitment will automatically expire on February 21, 2020. As of June 30, 2017, approximately $4.69 million remained available to us under the Equity Line. Subsequent to June 30, 2017, we received additional proceeds of approximately $155,000 under the Equity Line.

On February 21, 2017, we entered into a Securities Purchase Agreement (the “Investor Agreement”) pursuant to which the Company issued a convertible note (the “Note”) to an accredited investor in the aggregate principal amount of $550,000, or such lesser amounts based on actual advances thereunder. In order to reflect an agreed upon original issue discount, the outstanding principal amount of the Note attributable to each advance is 110% of the amount of the corresponding advance (i.e., a $100,000 advance results in outstanding principal attributable to the advance of $110,000). On February 21, 2017, we received an initial $100,000 advance and on July 28, 2017, we received a second $100,000 advance under the Investor Agreement. See Note10 Subsequent Events, Note Amendment, Funding and Conversion.

Until we can generate revenue and cash flow from the sale of concentrates and precious metals, we intend to rely on the sale of stock under the Equity Line to fund our ongoing operations and the Investor Agreement.  However, our ability to obtain proceeds from the Equity Line is subject to the various conditions and restrictions set forth in the L2 Purchase Agreement, which are described below.  Due to these restrictions and conditions, we may not be able to obtain proceeds from the Equity Line at such times and in such amounts as needed to fund our ongoing operations. Additional advances under the Investor Agreement must be approved by the accredited investor. If we are required to raise additional capital, we do not know whether it will be available on terms favorable or acceptable to us when needed, if at all. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. In addition, we may grant future investors rights superior to those of our existing stockholders. If we raise additional funds by incurring debt, we could incur additional interest expense and become subject to covenants in the related transaction documentation that could affect the manner in which we conduct our business. Currently the Company is negotiating short term financing facilities to bridge operations until such time as the Company can generate revenue from its mineral exploration and mining activities.

If adequate additional capital is not available when required, we may be forced to reduce or eliminate our pilot plant activities and our marketing efforts for the sale of the El Capitan Property, or suspend our operations entirely.

Recent Financing Activities

October 17, 2014 Note and Warrant Purchase Agreement

On October 17, 2014, we entered into a private Note and Warrant Purchase Agreement with an accredited investor pursuant to which we borrowed $500,000 against delivery of a promissory note (the “2014 Note”) in such amount and issued warrants to purchase 882,352 shares of our common stock. The 2014 Note carries an interest rate of 8% per annum, was initially due on July 17, 2015 and was secured by a first priority security interest in all right, title and interest of the Company in and to the net proceeds received by the Company from its sale of tailings separated from iron recovered by the Company at the El Capitan Property. On August 24, 2015, the maturity date of the 2014 Note was mutually extended to January 17, 2016. In consideration of the extension, the Company issued a common stock purchase warrant to purchase 4,714,286 shares (subject to adjustment) of our common stock at an exercise price of $0.07 per share. The warrant previously issued on October 17, 2014 for 882,352 shares was cancelled. On January 19, 2016, the maturity date of the 2014 Note was further extended to September 19, 2016. The 2014 Note was in default. In consideration of the extension, we issued to the investor a fully vested three year common stock purchase warrant to purchase 471,429 shares (subject to adjustment) of common stock of the Company at an exercise price of $0.051 per share, the closing price on the date of the agreed extension agreement. The fair value of the warrants was determined to be $16,775 using Black-Scholes option price model and was expensed during the three months ended March 31, 2016. The 2014 Note was delinquent and principal payments of $100,000 were made on the 2014 Note. During the six months ended March 31, 2017, the outstanding principal balance of the amended 2014 Note was reduced $150,000 and related accrued interest payments of $6,115 have been made.  On March 29, 2017, the Company authorized outstanding principal and accrued interest under the 2014 Note as of March 29, 2017 to be converted into common stock at the conversion price of $0.08126 per share. The parties entered into an agreement of exchange dated March 30, 2017. The outstanding principal balance and accrued interest under the 2014 Note at the time of conversion were $250,000 and $6,027, respectively. The principal and accrued interest was converted into 3,150,719 shares of common stock at a fair market value of $266,236 and the Company recorded a loss on extinguishment of debt of $10,209. In connection with the conversion of the note payable on March 30, 2017, the Company issued a fully vested three year warrant to purchase 250,000 shares of common stock of the Company at an exercise price of $0.08126 per share. The fair value of the warrants was determined to be $16,258 using the Black-Scholes option pricing model and was expensed to the loss on conversion during the nine months ended June 30, 2017.

February 4, 2015 Unsecured Promissory Notes

On February 4, 2015, we issued unsecured promissory notes in the aggregate principal amount of $63,000, of which a $30,000 note was issued to MRI, a company controlled by John F. Stapleton, who served as the Chief Financial Officer and a director of the Company at that time and who currently serves as President and Chief Executive Officer and a director of the Company. Outstanding amounts under these notes accrue interest at 18% per year, with all principal and accrued interest being due and payable on February 4, 2016. As additional consideration for the loans, we issued 200,000 shares of our restricted common stock for each note for a total of 400,000 shares to the lenders. The relative fair value of the common stock was determined to be $21,211 and was recorded as discounts to the promissory notes and was amortized to interest expense over the life of the notes. On February 4, 2016, one of the promissory notes was amended to extend the maturity date from February 4, 2016 to February 4, 2017 and reduce the interest rate to 10% per year. The Company also agreed to capitalize the $5,940 of accrued interest on the note at February 4, 2016 and add it to principal. In consideration of the amendment, the Company agreed to issue 150,000 shares of restricted common stock of the Company to the noteholders, the issuance of which was approved by the Board of Directors on April 22, 2016. MRI, the holder of the other note, agreed to extend its maturity date to February 4, 2017 at the same rate of interest and in consideration for the issuance of 200,000 shares of our restricted common stock; however, these shares have not been issued as of the date of this report.    On March 29, 2017, both noteholders agreed to extend the maturity date of the notes for six months, to August 4, 2017.  Our obligations under both notes are personally guaranteed by a Company’s director and who was the Chief Executive Officer at the time the notes were issued.

As of June 30, 2017, the aggregate outstanding balance under these notes was $68,940, the aggregate accrued interest was $18,437 and the unamortized discount on the notes payable was $0. During the nine months ended June 30, 2017 and 2016, amortization expense of $1,769 and $10,844, respectively, was recognized.

Financing of Insurance Premiums and Vehicle

On August 15, 2016, we entered into an agreement to finance a portion of our liability insurance premiums in the amount of $28,384 at an interest rate of 7.25% with equal payments of $2,934, including interest, due monthly beginning July 14, 2016 and continuing through April 14, 2017. As of June 30, 2017, the outstanding balance under this note payable was $0.

On November 14, 2016, we entered into an agreement to finance director and officer insurance premiums in the amount of $25,224 at an interest rate of 5% with equal payments of $2,581, including interest, due monthly beginning December 21, 2016 and continuing through September 21, 2017. As of June 30, 2017, the outstanding balance under this note payable was $7,742.

On February 23, 2017, we entered into an agreement to finance a Ford 450 truck for transporting mineralized ore in the amount of $26,071 at an interest rate of 4.99% and 36 monthly payments of $781, due monthly beginning March 25, 2017, and continuing through February 25, 2020. As of June 30, 2017, the outstanding balance under this note payable was $23,403. The Chief Financial Officer co-signed on behalf of the Company on the finance contract.

On June 13, 2017, we entered into an agreement to finance our liability insurance premiums in the amount of $18,935 at an interest rate of 4.0% with equal payments of $1,928, including interest, due monthly beginning July 14, 2017 and continuing through April 14, 2018. As of June 30, 2017, the outstanding balance under this note payable was $18,935.

Convertible Note and Warrant Financing Transaction

On February 21, 2017, we entered into a Securities Purchase Agreement (the “Investor Agreement”) pursuant to which the Company issued a convertible note (the “Note”) to an accredited investor in the aggregate principal amount of $550,000, or such lesser amounts based on actual advances thereunder. In order to reflect an agreed upon original issue discount, the outstanding principal amount of the Note attributable to each advance is 110% of the amount of the corresponding advance (i.e., a $100,000 advance results in outstanding principal attributable to the advance of $110,000). Upon issuance of the Note, the investor made a $100,000 initial advance. The Company recognized a debt discount from deferred financing costs of $11,671 at the inception of the note. The Company and the investor must mutually agree upon any future advances under the Note. Amounts advanced under the Note will accrue interest at 7% per annum. Except to the extent converted into common stock of the Company, as discussed below, outstanding principal and interest will become due and payable on August 21, 2017. Amounts outstanding under the Note are convertible at the election of the investor into common stock of the Company at a conversion price equal to $0.0913 (the volume weighted average price of the Company’s common stock on the day prior to the issuance date). The Note provides for various events of default upon which amounts outstanding under the Note will immediately increase by 140% and the conversion price will be permanently redefined to equal 60% of the average of the three lowest traded prices during the 14 consecutive trading days preceding the conversion date. As additional consideration for the initial advance, the Company issued the investor a three year warrant to purchase up to 602,406 shares of the Company’s common stock at an exercise price equal to $0.3652 per share (which price is subject to anti-dilution adjustment in the event the Company issues additional convertible securities with lower conversion prices). In conjunction with any future advances under the Note, the Company will issue additional three year warrants to purchase a number of shares equal to 50% of the conversion shares issuable upon conversion of the amount advanced. As of June 30, 2017, the conversion and warrant price were reset to $0.08126 and the number of warrants increased to 2,707,343.

As set forth in the Statement of Financial Accounting Standard No. 820-10-35-37, as further described in Note 6 below, a fair value hierarchy was developed to rank the reliability of inputs that reflect assumptions used as a basis for determining fair value. ASC 820 emphasizes that valuation techniques (income, market, and cost) used to measure the fair value of an asset or liability should maximize the use of observable inputs, that is, inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. The ASC 820 accounting standard requires companies use actual market data, when available or models, when unavailable. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available, except when it might not represent fair value at the measurement date. When using models, ASC 820 provides guidance on appropriate valuation techniques and addresses the inherent valuation issue of risk. A fair value measurement should include an adjustment for risk if market participants would include one in pricing the related asset or liability, even if the adjustment is difficult to determine.

The Note and warrants were analyzed in accordance with ASC 815. The objective of ASC 815 is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception under Paragraph 11(a) of ASC 815 which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of ASC 815 also hinges on whether the instrument is indexed to an entity’s own stock. A non-derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability.

To arrive at the fair value of derivatives associated with the Note and warrants, a Monte Carlo model was utilized that values the Note and warrants based on average discounted cash flow of 500,000 iterations factoring in the various potential outcomes by a Chartered Financial Analyst (“CFA”). In determining the fair value of the derivatives the CFA assumed that the Company’s business would be conducted as a going concern.

The fair value of the embedded derivatives on the note payable at inception was $71,635 and the derivative associated with the warrants at inception was $256,028. Derivatives aggregating at inception of $88,329 were allocated to loan discount and $239,334 was expensed as a one day derivative loss. At June 30, 2017, the fair value of the embedded derivative on the note was $3,279 and the derivative on the warrants was $240,283. During the nine months ended June 30, 2017, a net gain of $84,101 was recognized on the change in the fair value of the derivatives and loan discounts expensed to interest was $54,882.

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

As of June 30, 2017, the aggregate outstanding principal balance under the Note was $110,000, accrued interest was $2,742 and the unamortized discount on the note payable was $55,118.

On July 24, 2017, the Company amended the maturity date of the $100,000 initial advance under Investor Agreement and the corresponding Note dated February 24, 2017. The maturity date was extended to November 15, 2017 and the conversion price of each advance under the Note was changed to equal the lesser of (a) the volume weighted average price of the Company’s common stock on the trading day prior to such advance or (b) 75% of the average of the two lowest daily trades in the five day period prior to the noteholder’s delivery of a conversion notice. All other terms and conditions of the Note remain in full force and effect.

On July 28, 2017, the Company received a second $100,000 advance under the Investor Agreement and the corresponding Note, resulting in additional outstanding principal of $110,000 after taking into account the original issue discount.  The second advance is subject to the terms and conditions the Promissory and interest and principle are due January 28, 2018. Outstanding amounts under this advance are convertible at the election of the noteholder at a conversion price of $0.0617.  The Company also issued a three year warrant to purchase up to  891,410 shares of the Company’s common stock at a per share exercise price  of $0.2468. The warrant provides for cashless exercise at the election of the holder if, on the date on which the warrant is exercised, the warrant is in-the-money and a registration statement registering the issuance of the underlying warrant shares is not effective. As part of the second advance, the Company initially reserved 7,000,000 shares of common stock for issuance upon possible conversion of the advance and exercise of the warrant.

On July 27, 2017, the noteholder converted a total of $13,556 in interest and principal under the first Note advance into 300,000 shares of common stock at an approximate per share conversion price of $0.0452.

See Note 10- Subsequent Events, Note Amendment and Funding.

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

Factors Affecting Future Mineral Exploration Results

We have generated no material revenues since inception, other than interest income, revenue from the sale precious metals in the quarter ended June 30, 2017, and loads of iron ore to a contractor. As a result, we have only a limited history upon which to evaluate our future potential performance. Our potential must be considered by evaluation of all risks and difficulties encountered by exploration companies which have not yet established business operations and anticipated results and situations of entering active exploration activities.

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

We incurred significant delays in our mine operational activities in 2016 in reference to the mine road to our mine site. In February 2017, with the assistance of our Mine Safety and Health Administration (“MSHA”) consultant and legal consultants, we signed an agreement with the United States Forest Service that provides agreed upon terms and conditions for the use of the road to our mine site. A copy of the agreement is posted on the Company web site.

Future time delays in obtaining any necessary approvals from the various governmental agencies, both federal and state, may also cause delays, all of which are not under our control, in achieving our strategic business plan and current plan of operation.

Off-Balance Sheet Arrangements

During the three months ended June 30, 2017, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

Contractual Obligations

As of June 30, 2017, we had no contractual obligations (including long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations and other long-term liabilities reflected on our balance sheet under GAAP) that are expected to have an adverse effect on our liquidity and cash flows in future periods.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended June 30, 2017, we issued a total of 6,992,422 shares of common stock to L2 Capital under the L2 Capital Purchase Agreement for aggregate proceeds of $273,331. The issuances of shares were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

During our current fiscal operating year ending September 30, 2016, the Company received various minor violations from MSHA. The proposed assessments are currently being contested by the Company and we were waiting for the requested hearing before the independent Federal Mine Safety and Health Review Commission for final resolve. The proposed assessments aggregate $1,864.  On July 3, 2017, we received a letter from the Federal Mine Safety and Health Review Commission that the Citations were vacated and dismissed.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Description

2.1
Agreement and Plan of Merger between the Company, Gold and Minerals Company, Inc. and MergerCo, dated June 28, 2010 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 7, 2010).

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form S-4 Registration Statement #333-170281 filed on November 2, 2010).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2014).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 4, 2016).
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 31, 2011).
3.5	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 1, 2014).
3.6	Restated Bylaws (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 15, 2016).
4.1	Rights Agreement dated August 25, 2011 between the Company and OTR, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on August 31, 2011).
10.1(a)	Amendment to the Securities Purchase Agreement between the Company and Lucas Hoppel dated July 24, 2017
10.1(b)	Common Stock Purchase Warrant for 891,410 Shares, dated July 28, 2017, issued to Lucas Hoppel
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document**
101.SCH*	XBRL Extension Schema Document**
101.CAL*	XBRL Extension Calculation Linkbase Document**
101.DEF*	XBRL Extension Definition Linkbase Document**
101.LAB*	XBRL Extension Labels Linkbase Document**
101.LAB*	XBRL Extension Labels Linkbase Document**
101.PRE*	XBRL Extension Presentation Linkbase Document**
 __________________
*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EL CAPITAN PRECIOUS METALS, INC.

Dated: August 14, 2017	By:	/s/ John F. Stapleton
John F. Stapleton Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: August 14, 2017	By:	/s/ Stephen J. Antol
Stephen J. Antol Chief Financial Officer (Principal Financial Officer)