Form 10-Q/A
period 2016-12-31
EL CAPITAN PRECIOUS METALS INC
filed 2018-02-02
CIK 1135202

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A for the quarter ended December 31, 2016, amends the Form 10-Q that was originally filed with the U.S. Securities and Exchange Commission on February 10, 2017 (the “Original Filing”). The sole purpose of this Amendment No. 1 is to correct the consolidated balance sheet as of December 31, 2016 and the consolidated statements of operations and cash flows for the period ended December 31, 2016, for the reclassification of advances to vendor of $335,616 associated with operating costs of the pilot plant operation to operating expense for the period. Based on the Company’s reassessment of the cost reclassification, the effect of this reclassification resulted in an increase of negative working capital, an increase in the net loss for the period and a decrease net equity. The following financial statements and disclosures were impacted from the reclassification:

Restatement of the consolidated balance sheet as of December 31, 2016, and the related consolidated statements of operations and cash flows for the period then ended.

Updated Note 1 – Basis of Operation.

Updated Note 9 – Stockholders’ Equity

Updated Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as described above, no other changes have been made to the Original Filing or any other exhibits. This Amendment speaks as of the filing date of the Original Filing and does not reflect events occurring after the filing date, or modify or update those disclosures that may be affected by subsequent events. As such, this form 10-Q/A should be read in conjunction with the original filing.

-i-

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

 EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,
	2016	September 30,
	(As Restated)	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64,060	$296,619
Prepaid expense and other current assets	166,571	135,196
Inventory	256,250	252,466
Total Current Assets	486,881	684,281

Property and equipment, net of accumulated depreciation of $146,883 and $128,748, respectively	566,403	577,883
Exploration property	1,864,608	1,864,608
Restricted cash	74,506	74,504
Deposits	22,440	22,440
Total Assets	$3,014,838	$3,223,716

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$192,302	$224,079
Notes payable, net of unamortized discounts of $507 and $1,769, respectively	722,740	857,219
Note payable, related party	30,000	30,000
Accrued compensation - related parties	355,000	500,000
Accrued liabilities	292,504	407,332
Total Current Liabilities	1,592,546	2,018,630

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 51 and 51 shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 383,974,231 and 366,254,777 shares issued and outstanding, respectively	383,974	366,255
Additional paid-in capital	213,848,553	212,865,439
Accumulated deficit	(212,810,235)	(212,026,608)
Total Stockholders’ Equity	1,422,292	1,205,086
Total Liabilities and Stockholders’ Equity	$3,014,838	$3,223,716

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,
	2016	2015
	(As Restated)

REVENUES	$—	$2,950

COSTS ASSOCIATED WITH REVENUES	—	3,300
Gross Loss	—	(350)

OPERATING EXPENSES:
Mine and exploration costs	525,266	102,513
Professional fees	2,991	49,504
Administrative consulting fees	65,000	65,000
Legal and accounting fees	24,123	78,348
Other general and administrative	29,410	75,193
Total Operating Expenses	646,790	370,558

LOSS FROM OPERATIONS	(646,790)	(370,908)

OTHER INCOME (EXPENSE):
Interest income	13	2
Gain on derivative instruments	—	3,693
Loss on debt extinguishment	(122,110)	(84,270)
Interest expense – related party	(982)	(2,456)
Interest expense	(13,758)	(100,859)

Total Other Income (Expense)	(136,837)	(183,890)

LOSS BEFORE PROVISION FOR INCOME TAXES	(783,627)	(554,798)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(783,627)	$(554,798)

Basic and Diluted Per Share Data:
Net Loss Per Share - basic and diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding:
Basic and diluted	377,048,749	296,586,821

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,
	2016	2015
	(As Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(783,627)	$(554,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrant and option expense	—	22,367
Stock-based compensation	—	102,207
Stock issued for mining costs	235,616	—
Amortization of debt discounts	1,262	80,254
Depreciation	19,995	16,470
Loss on debt extinguishment	122,110	84,270
Gain on derivative instruments	—	(3,693)
Net change in operating assets and liabilities:
Prepaid expenses and other current assets	(6,151)	2,757
Inventory	—	(71,567)
Accounts payable	(31,777)	135,369
Accrued compensation – related parties	—	110,000
Accrued liabilities	46,257	(46,804)
Net Cash Used in Operating Activities	(396,315)	(123,168)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	—	(787)
Restricted cash	(2)	(1)
Net Cash Used in Investing Activities	(2)	(788)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	324,723	—
Proceeds from notes payable	—	92,000
Payments on notes payable	(150,000)	—
Payments on finance contracts	(10,965)	(5,214)
Net Cash Provided by Financing Activities	163,758	86,786

NET DECREASE IN CASH AND CASH EQUIVALENTS	(232,559)	(37,170)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	296,619	71,393

CASH AND CASH EQUIVALENTS, END OF PERIOD	$64,060	$34,223
(Continued)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Continued)

	Three Months Ended December 31,
	2016	2015
	(As Restated)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$6,667	$10,315
Cash paid for income taxes	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for third party payables	82,000	217,431
Common stock issued for related party payables	145,000	102,849
Common stock issued on settlement of debt and accrued interest	—	307,982
Common stock issued for inventory	3,784	378,430
Common stock issued for prepayment of services and costs incurred	—	120,337
Common stock issued for accrued mining cost	79,085	—
Common stock issued for fixed assets	8,515	—
Purchase of insurance through financing contract	25,224	32,773
Debt discount from derivative liabilities	—	92,000
Reclassification of warrants from equity to derivative liabilities	—	205,526

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

Restatement Effect on Financial Statements

The following table illustrates the impact of the restatement of advances to vendor to the restated unaudited consolidated balance sheet, the unaudited statement of operations and unaudited statement of cash flows for the period ended December 31, 2016.

The Company has subsequently determined to expense all costs for the Pilot Plant as incurred and applying the SEC Industry Guide 7 to the Pilot Plant activity.

	As Previously Reported	Adjustment	Restated
Consolidated Balance Sheet at December 31, 2016:

Advances to vendor	$335,616	$(335,616)	$—
Total Current Assets	$822,497	$(335,616)	$486,881
Total Assets	$3,350,454	$(335,616)	$3,014,838

Accumulated deficit	$(212,474,619)	$(335,616)	$(212,810.235)

Stockholders’ Equity	$1,757,908	$(335,616)	$1,422,292
Total Liabilities and Stockholders’ Equity	$3,350,454	$(335,616)	$3,014,838

Consolidated Statements of Operations for three months ended December 31, 2016:

Mine and exploration costs	$189,650	$335,616	$525,266
Total Operating Expenses	$311,174	$335,616	$646,790
Net Loss	$(448,011)	$(335,616)	$(783,627)

Consolidated Statement of Cash Flows for three months ended December 31, 2016:

Net loss	$(448,011)	$(335,616)	$(783,627)
Stock issued for mining costs	$—	$235,616	$235,616
Prepaid expenses and other current assets	$(31,375)	$25,224	$(6,151)
Net Cash Used in Operating Activities	$(321,539)	$(74,776)	$(396,315)

Advance to vendor for pilot plant equipment purchases	$(100,000)	$100,000	$—
Net Cash Used in Investing Activities	$(100,002)	$100,000	$(2)
Increase in finance contracts	$25,224	$(25,224)	$—
Net Cash Provided by Financing Activities	$188,982	$(25,224)	$163,758

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

Also during the three months ended December 31, 2016 and 2015, the Company paid stock-based compensation consisting of common stock issued to non-employees and mining costs aggregating $235,616 and $102,207, respectively.

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

Pilot Plant Costs

The Company paid to the operator of the Pilot Plant currently being prepared for the equipment in transit operating costs for site improvements and sundry equipment. Based on current information, the equipment is estimated to arrive in the third week of February 2017 and anticipated to be operational in the fourth week of the month.

The Company has subsequently determined to expense all costs for the Pilot Plant as incurred and applying the SEC Industry Guide 7 to the Pilot Plant activity. Any proceeds from the sale of precious metals derived from concentrates generated by the Pilot Plant will be divided on a future determined percentage split between the Company and the Pilot Plant operator. The Pilot Plant operator owns the equipment per the terms in the Agreement.

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

NOTE 9 – STOCKHOLDERS’ EQUITY

Restatement Effect on Net Loss for the Three Months Ended December 31, 2016

The restatement of advances to a vendor to operating costs in the three months ended December 31, 2016,  resulted in a decrease in net equity of $335,616.

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

(iii)
Issued 5,000,000 shares of S-8 common stock to our contract miners at a market value of $327,000, including payment of $79,085 for accrued mining cost and services, payment of $3,784 for inventory, payment of $8,515 for lab equipment and payment of $235,616 for pilot plant operating costs;

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

We commenced planned mineral exploration activity in the quarter ended December 2015 under our modified mining permit. However, we have not yet demonstrated the existence of proven or probable reserves at our El Capitan Property.  As a result, and in accordance with accounting principles generally accepted in the United States for exploration stage companies, all expenditures for exploration and evaluation of our property and the Pilot Plant are expensed as incurred.

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

Results of Operations - Three Months Ended December 31, 2016 and 2015

We are an exploration stage company and have not yet realized any material revenue from operations through our fiscal quarter ended December 31, 2016. We realized a net increase in operating expenses of $276,232, from $370,558 for the three months ended December 31, 2015 to $646,790 for the three months ended December 31, 2016. The increase is comprised mainly of increases in mine and exploration costs of $422,753 and offset by decreases in professional fees of $46,513, legal and accounting fees of $54,225 and other general and administrative of $45,783.

The increase in mine and exploration costs is primarily due to increased activity associated with the concentration of mineralized ore to specifications required by various refiners and initial Pilot Plant related costs, an increase in legal fees of $33,188 associated with the mine and a credit against mine costs of $71,567 in the comparable measurement period. The decrease in legal and accounting fees resulted from decreased legal fees related to the negotiation and preparation of financial contracts and agreements during the comparable prior year period. The decrease in other general and administrative is attributable to the retirement of the former CEO and president.

Our net loss increased by $228,829 from $554,798 for the three months ended December 31, 2015 to $783,627 for the three months ended December 31, 2016. The increase in net loss is mainly attributable to the net increase in operating expenses as detailed above.

Liquidity and Capital Resources

As of December 31, 2016, we had cash on hand of $64,060 and a working capital deficit of $1,105,665. Based upon our budgeted burn rate, we currently have operating capital for approximately one month. The Company has historically relied on equity or debt financings to finance its ongoing operations. Our current financing arrangements are summarized below under the caption “Recent Financing Activities.” Our only current committed source of future financing is pursuant to the Purchase Agreement with River North, which is described below (the “Purchase Agreement”). Under the Purchase Agreement, we may from time to time, in our discretion, sell shares of our common stock to River North for aggregate gross proceeds of up to $5,000,000.  This arrangement is also sometimes referred to herein as the “Equity Line.”  Unless terminated earlier, River North’s purchase commitment will automatically expire on March 16, 2018.  As of December 31, 2016, approximately $3.8 million remained available to us under the Equity Line.

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

EL CAPITAN PRECIOUS METALS, INC.

Dated: February 2, 2018	By:	/s/ John F. Stapleton
John F. Stapleton Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: February 2, 2018	By:	/s/ Stephen J. Antol
Stephen J. Antol Chief Financial Officer (Principal Financial Officer)