Form 10-Q/A
period 2017-03-31
EL CAPITAN PRECIOUS METALS INC
filed 2018-02-02
CIK 1135202

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A for the quarter ended March 31, 2017, amends the Form 10-Q that was originally filed with the U.S. Securities and Exchange Commission on May 18, 2017 (the “Original Filing”). The sole purpose of this Amendment No. 1 is to correct the consolidated balance sheet as of March 31, 2017, and the consolidated statements of operations and cash flows for the period ended March 31, 2017, for the reclassification of advances to vendor of $435,400 associated with operating costs of the pilot plant operation to operating expense for the period. Based on the Company’s reassessment of the cost reclassification, the effect of this reclassification resulted in an increase of negative working capital, an increase in the net loss for the period and a decrease net equity. The following financial statements and disclosures were impacted from the reclassification:

Restatement of the consolidated balance sheet as of March 31, 2017, and the related consolidated statements of operations and cash flows for the period then ended.

Updated Note 1 – Basis of Operation

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

- i -

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

EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,
	2017	September 30,
	(As Restated)	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,198	$296,619
Prepaid expense and other current assets	175,921	135,196
Inventory	256,250	252,466
Total Current Assets	456,369	684,281

Property and equipment, net of accumulated depreciation of $168,235 and $128,748, respectively	588,026	577,883
Exploration property	1,864,608	1,864,608
Restricted cash	79,857	74,504
Deposits	22,440	22,440
Total Assets	$3,011,300	$3,223,716

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$296,714	$224,079
Current portion of long-term debt	8,295	—
Notes payable, net of unamortized discounts of $-0- and $1,769, respectively	454,536	857,219
Convertible note payable, net of unamortized discounts of $102,426 and $-0-	7,574	—
Note payable, related party	30,000	30,000
Accrued compensation - related parties	33,983	500,000
Accrued liabilities	158,317	407,332
Derivative instruments liability	311,652	—
Total Current Liabilities	1,301,071	2,018,630

LONG-TERM LIABILITIES
Note payable	17,103	—
Total Liabilities	1,318,174	2,018,630

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 51 and 51 shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 403,745,200 and 366,254,777 shares issued and outstanding, respectively	403,746	366,255
Additional paid-in capital	215,445,464	212,865,439
Accumulated deficit	(214,156,084)	(212,026,608)
Total Stockholders’ Equity	1,693,126	1,205,086
Total Liabilities and Stockholders’ Equity	$3,011,300	$3,223,716

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(As Restated)		(As Restated)

REVENUES	$—	$—	$—	$2,950

COSTS ASSOCIATED WITH REVENUES	—	—	—	(3,300)
Gross Loss	—	—	—	(350)

OPERATING EXPENSES:
Mine, exploration costs and pilot plant	406,963	81,691	932,229	184,205
Professional fees	11,020	53,257	14,011	102,761
Administrative consulting fees	65,000	65,000	130,000	130,000
Legal and accounting fees	45,226	66,012	69,349	144,360
Other general and administrative	34,866	11,711	64,276	86,903
Total Operating Expenses	563,075	277,671	1,209,865	648,229

LOSS FROM OPERATIONS	(563,075)	(277,671)	(1,209,865)	(648,579)

OTHER INCOME (EXPENSE):
Interest income	3	4	16	6
(Loss) gain on derivative instruments	(223,323)	151,030	(223,323)	154,723
Loss on debt extinguishment	(538,266)	(16,774)	(660,376)	(101,044)
Interest expense – related party	(1,711)	(4,689)	(2,693)	(7,145)
Interest expense	(19,477)	(26,714)	(33,235)	(127,573)
Total Other Income (Expense)	(782,774)	102,857	(919,611)	(81,033)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,345,849)	(174,814)	(2,129,476)	(729,612)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS AND COMPREHENSIVE LOSS	$(1,345,849)	$(174,814)	$(2,129,476)	$(729,612)

Basic and Diluted Per Share Data:
Net Loss Per Share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding:
Basic and diluted	388,188,740	308,873,495	382,557,536	307,681,187

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2017	2016
	(As Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,129,476)	$(729,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrant and option expense	—	22,367
Stock-based compensation	529,097	109,991
Amortization of debt discounts	9,343	88,692
Depreciation	41,347	32,941
Loss on debt extinguishment	660,376	101,044
Loss (gain) on derivative instruments	223,323	(154,723)
Net change in operating assets and liabilities:
Prepaid expenses and other current assets	23,303	24,867
Inventory	—	(156,703)
Accounts payable	60,964	28,630
Accrued compensation – related parties	33,983	222,186
Accrued liabilities	(6,232)	126,550
Net Cash Used in Operating Activities	(553,972)	(283,770)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(16,904)	(787)
Restricted cash	(5,353)	(3)
Net Cash Used in Investing Activities	(22,257)	(790)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	384,157	—
Proceeds from convertible notes payable, net of original issue discounts	100,000	321,800
Payments on notes payable	(150,000)	—
Payments on finance contracts	(30,349)	(25,249)
Net Cash Provided by Financing Activities	303,808	296,551

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(272,421)	11,991

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	296,619	71,393

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,198	$83,384
(Continued)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended March 31,
	2017	2016
	(As Restated)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$7,616	$21,079
Cash paid for income taxes	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock and warrants issued on settlement of debt and accrued interest	$256,027	$307,982
Common stock issued for third party payables	236,756	217,431
Common stock issued for inventory	3,784	439,603
Common stock issued for related party payables	500,000	102,849
Common stock issued for prepayment of services and costs incurred	38,804	200,130
Common stock issued for fixed assets	8,515	—
Debt discount from derivative liabilities	88,329	92,000
Reclassification of warrants from equity to derivative liabilities	—	205,526
Reclassification of warrants from derivative liabilities to equity	—	142,803
Reclassification of accrued interest to principal outstanding	—	5,940
Convertible debt issued for deferred stock issuance costs	—	35,000
Purchase of fixed assets through financing contract	26,071	—
Purchase of insurance through financing contract	25,224	32,773
Debt discount from financing costs	11,671	—

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

We commenced planned mineral exploration activity in the quarter ended December 2015 under our modified mining permit. However, we have not yet demonstrated the existence of proven or probable reserves at our El Capitan Property.  As a result, and in accordance with accounting principles generally accepted in the United States for exploration stage companies, all expenditures for exploration, evaluation of our property and Pilot Plant costs are expensed as incurred.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Restatement Effect on Financial Statements

The following table illustrates the impact of the restatement to the restated unaudited consolidated balance sheet, the unaudited statement of operations and statement of cash flows for the periods ended March 31, 2017.

The Company has subsequently determined to expense all costs for the Pilot Plant as incurred and applying the SEC Industry Guide 7 to the Pilot Plant activity.

	As Previously Reported	Adjustment	Restated

Consolidated Balance Sheet at March 31, 2017:

Advances to vendor	$435,400	$(435,400)	$—
Total Current Assets	$891,769	$(435,400)	$456,369
Total Assets	$3,446,700	$(435,400)	$3,011,300

Accumulated deficit	$(213,720,684)	$(435,400)	$(214,156,084)

Stockholders’ Equity	$2,128,526	$(435,400)	$1,693,126
Total Liabilities and Stockholders’ Equity	$3,446,700	$(435,400)	$3,011,300

Consolidated Statement of Operations for three months ended March 31, 2017:

Mine, exploration and pilot plant costs	$307,179	$99,784	$406,963
Total Operating Expenses	$463,291	$99,784	$563,075
Net Loss	$(1,246,065)	$(99,784)	$(1,345,849)

Consolidated Statement of Operations for six months ended March 31, 2017:

Mine, exploration and pilot plant costs	$496,829	$435,400	$932,229
Total Operating Expenses	$774,465	$435,400	$1,209,865
Net Loss	$(1,694,076)	$(435,400)	$(2,129,476)
Basic and Diluted Per Share Data:
Net Loss Per Share - basic and diluted	$(0.00)	$(0.01)	$(0.01)

Consolidated Statement of Cash Flows for six months ended March 31, 2016:

Net loss	$(1,694,076)	$(435,400)	$(2,129,476)
Stock compensation	$206,813	$322,284	$529,097
Prepaid expenses and other current assets	$(15,037)	$38,340	$23,303
Net Cash Used in Operating Activities	$(479,196)	$(74,776)	$(553,972)

Advance to vendor for pilot plant equipment purchases	$(100,000)	$100,000	$—
Net Cash Used in Investing Activities	$(122,257)	$100,000	$(22,257)
Increase in finance contracts	$25,224	$(25,224)	$—
Net Cash Provided by Financing Activities	$329,032	$(25,224)	$303,808

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

Stock-Based Compensation (Continued)

The Company recognized stock-based administrative compensation aggregating $-0- and $132,358 for common stock options and common stock issued to administrative personnel, directors and consultants during the six months ended March 31, 2017 and 2016, respectively.

During the six month period ended March 31, 2017, the Company recognized stock compensation to our mine contractor of $529,097 and none for the comparable prior period of measurement. These costs incurred were attributable to the pilot plant operation and Mine Safety and Health Administration (“MSHA”) mine regulation consulting.

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

Pilot Plant Costs

The Company paid to the operator of the Pilot Plant during the current quarter costs for site improvements and sundry equipment and operating costs. The equipment arrived the third week of February 2017 and enhancements were started to operate the equipment built in China under United States power and MSHA regulations.

The Company has subsequently determined to expense all costs for the Pilot Plant as incurred and applying the SEC Industry Guide 7 to the Pilot Plant activity. Any proceeds from the sale of precious metals derived from concentrates generated by the Pilot Plant will be divided on a future determined percentage split between the Company and the Pilot Plant operator. The Pilot Plant operator owns the equipment per the terms in the Agreement

Recently Issued Accounting Pronouncements

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

Agreements with Logistica U.S. Terminals, LLC (Continued)

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

NOTE 9 – STOCKHOLDERS’ EQUITY

Restatement Effect on Net Loss for the Three Months Ended December 31, 2016

The restatement of advances to a vendor to operating costs in the six months ended March 31, 2017,  resulted in a decrease in net equity of $435,400.

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

Common Stock Issuances

During the six months ended March 31, 2017, the Company:

(i)	Issued 6,097,562 shares of restricted common stock and 6,097,562 shares of S-8 common stock for accrued compensation payable to three officers valued at $885,110 on the date of issuances and recorded a loss on debt extinguishment of $385,110;

(ii)	Issued 3,000,000 shares of S-8 common stock and 2,774,513 shares of restricted common stock for accrued legal services at a market value of $485,554 and recorded a loss on debt extinguishment of $248,799;

(iii)	Issued 7,800,000 shares of S-8 common stock to our contract miners at a market value of $562,200, including prepayment of $38,804 cost and services, payment of $3,784 for inventory, payment of $8,515 for lab equipment and $529,097 for Pilot Plant operating costs and MSHA consulting;

(iv)	Issued 7,684,671 shares of common stock under the 2016 Purchase Agreement with River North for aggregate cash proceeds of $344,576;

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – STOCKHOLDERS’ EQUITY (Continued)

Common Stock Issuances (Continued)

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

We commenced planned mineral exploration activity in the quarter ended December 2015 under our modified mining permit. However, we have not yet demonstrated the existence of proven or probable reserves at our El Capitan Property.  As a result, and in accordance with accounting principles generally accepted in the United States for exploration stage companies, all expenditures for exploration, evaluation of our property and costs related to the Pilot Plant operation are expensed as incurred.

During the quarter ended March 31, 2017, and with the assistance of our Mine Safety and Health Administration (“MSHA”) consultant and legal consultants, we signed an agreement with the United States Forest Service in February 2017 that provides agreed upon terms and conditions for the use of the road to our mine site. A copy of the agreement is posted on the Company web site.

This quarter ended March 31, 2017 also marked the beginning of operations at a Pilot Plant established in Phoenix, Arizona by a Company vendor to house equipment obtained from China that processes concentrates recovered at the El Capitan Property. Although the pilot plant, including the equipment, are owned by its operator and not by the Company, its establishment brings the Company a significant step closer to recognizing revenue from the sale of concentrates. Significant effort was exerted during the quarter by our contract miner and his team in preparing the Pilot Plant site for the arrival of the approximately 20 ton machine from China. Upon its arrival, the machine was setup and on site enhancements were made to meet US safety standards and operational proficiencies for maximum through put and operational product results. Initially the Pilot Plant started producing test samples for shipments to various refiners. If modifications are required by a refiner, adjustments are made and new samples are shipped to the refiner. This process is time consuming in that once a refiner receives the sample, it is put into their system for processing and we have no control over the timeline and when we may get the results and comments back on the sample.

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

Results of Operations for the Three Months Ended March 31, 2017 and 2016

We realized a net increase in operating expenses of $285,404, from $277,671 for the three months ended March 31, 2016 to $563,075 for the three months ended March 31, 2017. The increase is comprised mainly of increases in mine, exploration and pilot plant costs of $325,272 and offset by decreases in professional fees of $42,237.

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

Other income (expense) decreased $885,631 from $102,857 for the three months ended March 31, 2016, to ($782,774) for the three months ended March 31, 2017. The increased loss is attributable to an increase on loss on debt extinguishment of $521,492 and a decrease in the gain on derivative instruments of $374,353 for the current period of measurement. Both of these decreases in other expense are non-cash items and total $895,845.

Our net loss increased by $1,171,035 from $174,814 for the three months ended March 31, 2016 to $1,345,849 for the three months ended March 31, 2017. The increase in net loss is mainly attributable to the net increase in other income and expense of $885,631 and the increase in mine, exploration and Pilot Plant costs of $325,272.

Results of Operations for the Six Months Ended March 31, 2017 and 2016

We realized a net increase in operating expenses of $561,636, from $648,229 for the six months ended March 31, 2016 to $1,209,865 for the six months ended March 31, 2017. The increase is comprised mainly of increases in mine, exploration and pilot plant costs of $748,024 offset by decreases in professional fees of $88,750 and legal and accounting fees of $75,011.

The increase of $748,024 in mine, exploration and pilot plant costs due to activity associated at the pilot plant start-up and conforming the plant site to requirements under the controlling regulations, both local and federal, and operational costs once production activities commenced. Included in the costs incurred for the six month ended March 31, 2017, are associated legal costs of $58,938 and MSHA consulting fees of $24,470.

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

Our net loss increased by $1,399,864 from $729,612 for the six months ended March 31, 2016 to $2,129,476 for the six months ended March 31, 2017. The increase in net loss is mainly attributable to the net increase in other income and expense of $838,578 and the increase in mine, exploration and Pilot Plant costs of $748,024 and offset by decreases in professional fees of $88,750 and legal and accounting of $75,011.

Liquidity and Capital Resources

As of March 31, 2017, we had cash on hand of $24,198 and a working capital deficit of $844,702. The Company has historically relied on equity or debt financings to finance its ongoing operations. Our current financing arrangements are summarized below under the caption “Recent Financing Activities.” Our only current committed source of future financing is pursuant to the Equity Purchase Agreement (the “L2 Purchase Agreement”) with L2 Capital, LLC (“L2 Capital”), which is described below. Under the L2 Purchase Agreement, we may from time to time, in our discretion, sell shares of our common stock to L2 Capital for aggregate gross proceeds of up to $5,000,000.  This arrangement is also sometimes referred to herein as the “Equity Line.”  Unless terminated earlier, L2 Capital purchase commitment will automatically expire on February 21, 2020. As of March 31, 2017, approximately $4.96 million remained available to us under the Equity Line.

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
10.1
Agreement of Exchange dated March 30, 2017 between El Capitan Precious Metals, Inc. and Connelly Land LLC, including the Common Stock Purchase Warrant attached as Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 15, 2017).

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