Form 10-Q/A
period 2017-06-30
EL CAPITAN PRECIOUS METALS INC
filed 2018-02-02
CIK 1135202

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A for the quarter ended June 30, 2017, amends the Form 10-Q that was originally filed with the U.S. Securities and Exchange Commission on August 14, 2017 (the “Original Filing”). The sole purpose of this Amendment No. 1 is to correct the consolidated balance sheet as of June 30, 2016, and the consolidated statements of operations and cash flows for the period ended June 30, 2017, for the reclassification of advances to vendor of $502,714 associated with operating costs of the Pilot Plant operation to operating expense for the period. Based on the Company’s reassessment of the cost reclassification, the effect of this reclassification resulted in an increase of negative working capital, an increase in the net loss for the period and a decrease net equity. The following financial statements and disclosures were impacted from the reclassification:

Restatement of the consolidated balance sheet as of June 30, 2017, and the related consolidated statements of operations and cash flows for the period then ended.

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

i

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

 EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,
	2017	September 30,
	(As Restated)	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,825	$296,619
Prepaid expense and other current assets	107,184	135,196
Inventory	255,040	252,466
Total Current Assets	419,049	684,281

Property and equipment, net of accumulated depreciation of $191,827 and $128,748, respectively	565,269	577,883
Exploration property	1,864,608	1,864,608
Restricted cash	79,859	74,504
Deposits	22,440	22,440
Total Assets	$2,951,225	$3,223,716

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$287,757	$224,079
Current portion of long-term debt	8,398	—
Notes payable, net of unamortized discounts of $0 and $1,769, respectively	465,617	857,219
Convertible note payable, net of unamortized discounts of $55,118 and $0	54,882	—
Note payable, related party	30,000	30,000
Accrued compensation - related parties	46,576	500,000
Accrued liabilities	218,047	407,332
Derivative instruments liability	243,562	—
Total Current Liabilities	1,354,839	2,018,630

LONG-TERM LIABILITIES
Note payable	15,005	—
Total Liabilities	1,369,844	2,018,630

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 51 and 51 shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 413,437,622 and 366,254,777 shares issued and outstanding, respectively	413,438	366,255
Additional paid-in capital	215,849,503	212,865,439
Accumulated deficit	(214.681.560)	(212,026,608)
Total Stockholders’ Equity	1,581,381	1,205,086
Total Liabilities and Stockholders’ Equity	$2,951,225	$3,223,716

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2017	2016	2017	2016
	(As Restated)		(As Restated)

REVENUES	$3,637	$—	$3,637	$2,950

COSTS ASSOCIATED WITH REVENUES	(1,557)	—	(1,557)	(3,300)
Gross Income/(Loss)	2,080	—	2,080	(350)

OPERATING EXPENSES:
Mine, exploration costs and pilot plant	429,139	214,207	1,361,368	398,412
Professional fees	(3,634)	54,730	10,377	157,491
Administrative consulting fees	65,000	65,000	195,000	195,000
Legal and accounting fees	23,303	28,741	92,652	173,101
Other general and administrative	25,031	30,101	89,307	117,004
Total Operating Expenses	538,839	392,779	1,748,704	1,041,008

LOSS FROM OPERATIONS	(536,759)	(392,779)	(1,746,624)	(1,041,358)

OTHER INCOME (EXPENSE):
Interest income	3	4	19	10
(Loss) gain on derivative instruments	68,090	(82,256)	(155,233)	72,467
(Loss) gain on debt extinguishment	—	20,648	(660,376)	(80,396)
Interest expense – related party	(1,346)	(1,347)	(4,039)	(8,492)
Interest expense	(55,464)	(87,356)	(88,699)	(214,929)
Total Other Income (Expense)	11,283	(150,307)	(908,328)	(231,340)

LOSS BEFORE PROVISION FOR INCOME TAXES	(525,476)	(543,086)	(2,654,952)	(1,272,698)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(525,476)	$(543,086)	$(2,654,952)	$(1,272,698)

Basic and Diluted Per Share Data:
Net Loss Per Share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding:
Basic and diluted	408,721,034	318,584,126	391,281,229	307,973,106

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2017	2016
	(As Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,654,952)	$(1,272,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrant and option expense	—	22,367
Stock-based compensation	708,301	305,703
Amortization of debt discounts	56,651	152,027
Depreciation	64,939	49,432
Loss on debt extinguishment	660,376	80,396
Loss (gain) on derivative instruments	155,233	(72,467)
Net change in operating assets and liabilities:
Prepaid expenses and other current assets	75,513	77,963
Inventory	1,210	(240,962)
Accounts payable	63,678	68,110
Accrued compensation – related parties	46,576	332,186
Accrued liabilities	41,827	160,716
Net Cash Used in Operating Activities	(780,648)	(337,227)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(17,739)	(2,385)
Restricted cash	(5,355)	(4)
Net Cash Used in Investing Activities	(23,094)	(2,389)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	657,488	45,995
Proceeds from convertible notes payable, net of original issue discounts	100,000	321,800
Payments on notes payable	(150,000)	—
Payments on finance contracts	(43,540)	(37,147)
Net Cash Provided by Financing Activities	563,948	330,648

NET DECREASE IN CASH AND CASH EQUIVALENTS	(239,794)	(8,968)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	296,619	71,393

CASH AND CASH EQUIVALENTS, END OF PERIOD	$56,825	$62,425
(Continued)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended June 30,
	2017	2016
	(As Restated)

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

We commenced planned mineral exploration activity in the quarter ended December 2015 under our modified mining permit. However, we have not yet demonstrated the existence of proven or probable reserves at the El Capitan Property.  As a result, and in accordance with accounting principles generally accepted in the United States for exploration stage companies, all expenditures for exploration, evaluation of our property and incurred Pilot Plant costs are expensed as incurred.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Restatement Effect on Financial Statements

The following table illustrates the impact of the restatement to the restated unaudited consolidated balance sheet, the unaudited statement of operations and the unaudited statement of cash flows for the periods ended June 30, 2017.

The Company has subsequently determined to expense all costs for the Pilot Plant as incurred and applying the SEC Industry Guide 7 to the Pilot Plant activity.

	As Previously Reported	Adjustment	Restated

Consolidated Balance Sheet at June 30, 2017:

Advances to vendor	$502,714	$(502,714)	$—
Total Current Assets	$921,763	$(502,714)	$419,049
Total Assets	$3,453,939	$(502,714)	$2,951,225

Accumulated deficit	$(214,178,846)	$(502,714)	$(214,681,560)

Stockholders’ Equity	$2,084,095	$(502,714)	$1,581,381
Total Liabilities and Stockholders’ Equity	$3,453,939	$(502,714)	$2,951,225

Consolidated Statement of Operations for three months ended June 30, 2017:

Mine, exploration and pilot plant costs	$361,825	$67,314	$429,139
Total Operating Expenses	$471,525	$67,314	$538,839
Net Loss	$(458,162)	$(67,314)	$(525,476)

Consolidated Statement of Operations for nine months ended June 30, 2017:

Mine, exploration and pilot plant costs	$858,654	$502,714	$1,361,368
Total Operating Expenses	$1,245,990	$502,714	$1,748,704
Net Loss	$(2,152,238)	$(502,714)	$(2,654,952)

Consolidated Statement of Cash Flows for nine months ended June 30, 2017:

Net loss	$(2,152,238)	$(502,714)	$(2,654,952)
Stock compensation	$318,703	$389,598	$708,301
Net Cash Used in Operating Activities	$(667,532)	$(113,116)	$(780,648)

Advance to vendor for pilot plant equipment purchases	$(113,116)	$113,116	$—
Net Cash Used in Investing Activities	$(136,210)	$113,116	$(23,094)

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

During the nine months ended June 30, 2017 and 2016, the Company recognized stock compensation of $708,301 and $0, respectively, in connection with the issuance of common stock to our mine contractor. These costs incurred were attributable to the Pilot Plant operation and Mine Safety and Health Administration (“MSHA”) mine regulation consulting.

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

Pilot Plant Costs

The Company paid to the operator of the Pilot Plant during the current quarter costs for site improvements and sundry equipment and operating costs. The equipment is to arrived third week of February 2017 and enhancements were started to operate the equipment built in China under United States power and MSHA regulations.

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

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – NOTES PAYABLE (Continued)

Convertible Note and Warrant Financing Transaction (Continued

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

On February 4, 2015, the Company signed a $30,000 promissory note payable to MRI, at 18% interest per annum, due and payable on February 4, 2016. As an inducement for the loan represented by the note, the Company issued 200,000 shares of restricted common stock of the Company to MRI. The Company approved amending the note to extend the maturity date from February 4, 2016 to February 4, 2017 under the original terms of the Agreement. On March 29, 2017, the Company extended the note for six months to August 4, 2017, and agreed to grant 200,000 shares to MRI as compensation for the extension; however such shares have not been issued See Note 5 – Notes Payable, February 4, 2015 Unsecured Promissory Notes.

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

Agreements with Logistica U.S. Terminals, LLC

Under an agreement with Logistica U.S. Terminals, LLC (“Logistica”) dated February 28, 2014, Logistica agreed to remit a $400,000 payment on the Company’s behalf that represented the remaining balance of the Company’s purchase price for a heavy ore trailing separation line to be used for processing of mineralized material at the El Capitan Property mine site. The Company had previously remitted $100,000 toward the purchase of such equipment. In consideration for Logistica remitting such payment, the Company agreed to deliver a $400,000 promissory note to Logistica and issued 2,500,000 shares of common stock to a designee of Logistica under the Company’s 2005 Stock Incentive Plan. The promissory note accrues interest at 4.5%, with principal and accrued interest payments to be made out of the Company’s proceeds from sale of iron extracted from mineralized material as part of the Company’s exploration activities. As of June 30, 2017, the outstanding balance under this note payable was $400,000 and accrued interest on the note was $60, 066.

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

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – STOCKHOLDERS’ EQUITY (Continued)

Common Stock Issuances (Continued)

(iii)	Issued 10,500,000 shares of S-8 common stock to our contract miners at a market value of $702,600, including payment of $3,784 for inventory, payment of $8,515 for lab equipment and $601,406 for pilot plant operating costs and MSHA consulting;

(iv)	Issued 7,684,671 shares of common stock under the 2016 Purchase Agreement with River North for aggregate cash proceeds of $344,575;

(v)	Issued 7,677,818 shares of common stock under the 2017 Purchase Agreement with L2 Capital for aggregate cash proceeds of $312,913;

(vi)	Issued 200,000 shares of S-8 common stock to a mine consultant at a market value of $18,000; and

(vii)	Issued 3,150,719 shares of common stock for the conversion of a note payable and accrued interest at a market value of $266,236 and recorded an on debt extinguishment of $10,209.

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

NOTE 10 – SUBSEQUENT EVENTS (Continued)

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

We realized a net increase in operating expenses of $146,060, from $392,779 for the three months ended June 30, 2016, to $538,839 for the three months ended June 30, 2017. The increase is comprised mainly of increases in mine, exploration and pilot plant costs of $214,932, offset by decreases in professional fees of $58,364.

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

Other income (expense) increased $161,590 from $(150,307) for the three months ended June 30, 2016, to $11,283 for the three months ended June 30, 2017. The decreased loss is attributable to an increase gain on derivative instruments of $150,346 and decreased interest expense of $31,893. These increases were offset by a decrease gain on debt extinguishment of $20,648

Our net loss decreased by $17,610 from $543,086 for the three months ended June 30, 2016 to $525,476 for the three months ended June 30, 2017. The decrease in net loss is mainly attributable to the net increase in other income and expense of $161,590, a decrease in professional fee and administration consulting of $45,000 due to a retirement and offset by the increase in mine, exploration and pilot plant costs of $214,932.

Results of Operations for the Nine Months Ended June 30, 2017 and 2016

The Company realized revenue from precious metal sales from a test bar in the nine months ended June 30, 2017 aggregating $3,637, compared to revenues of $2,950 from the sale of iron ore during nine months ended June 30, 2016.

We realized a net increase in operating expenses of $707,696, from $1,041,008 for the nine months ended June 30, 2016 to $1,748,704 for the nine months ended June 30, 2017. The increase is comprised mainly of increases in mine, exploration and pilot plant costs of $962,956 offset by decreases in professional fees of $147,114 and legal and accounting fees of $80,449.

The increase of $962,956 in mine, exploration and pilot plant costs was due to activity associated at the pilot plant start-up to conform the plant site to requirements under the controlling regulations, both local and federal, and operational costs with the commencement of production activities.  Included in the costs incurred for the nine months ended June 30, 2017, are associated increased legal costs of $36,462, MSHA consulting fees of $42,230, consulting fees of $148,750, refining charges of $63,949, rental equipment of 47,394, travel and lodging of $52,000 and concentration subcontracted of $112,821.

Other expense increased $676,988 from $231,340 for the nine months ended June 30, 2016, to $908,328 for the nine months ended June 30, 2017. The increased loss of $676,988 is attributable to an increase on loss on debt extinguishment of $579,980 and a decrease in the gain on derivative instruments of $227,700 in the current period of measurement. Both of these increases in other expense are non-cash items and total $807,680. These non-cash increases were offset by a decrease in interest expense of $130,683 in the current period of measurement.

Our net loss increased by $1,382,254 from $1,272,698 for the nine months ended June 30, 2016 to $2,654,952 for the nine months ended June 30, 2017. The increase in net loss is mainly attributable to the net increase in other income and (expense) of $(676,988) and the increase in mine, exploration and pilot plant costs of $962,956 and offset by decreases in professional fees of $147,114 and legal and accounting of $80,449.

Liquidity and Capital Resources

As of June 30, 2017, we had cash on hand of $56,825 and a working capital deficit of $935,791, of which $243,562 is a non-cash derivative instruments liability. The Company has historically relied on equity or debt financings to finance its ongoing operations. Our current financing arrangements are summarized below under the caption “Recent Financing Activities.” Our only current committed source of future financing is pursuant to the Equity Purchase Agreement (the “L2 Purchase Agreement”) with L2 Capital, LLC (“L2 Capital”), which is described below. Under the L2 Purchase Agreement, we may from time to time, in our discretion, sell shares of our common stock to L2 Capital for aggregate gross proceeds of up to $5,000,000.  This arrangement is also sometimes referred to herein as the “Equity Line.”  Unless terminated earlier, L2 Capital purchase commitment will automatically expire on February 21, 2020. As of June 30, 2017, approximately $4.69 million remained available to us under the Equity Line. Subsequent to June 30, 2017, we received additional proceeds of approximately $155,000 under the Equity Line.

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
10.1(a)
Amendment to the Securities Purchase Agreement between the Company and Lucas Hoppel dated July 24, 2017 (incorporated by reference to Exhibit 10.1(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed with the SEC on August 14, 2017).

10.1(b)
Common Stock Purchase Warrant for 891,410 Shares, dated July 28, 2017, issued to Lucas Hoppel (incorporated by reference to Exhibit 10.1(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed with the SEC on August 14, 2017).

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