Form 10-K
period 2017-09-30
EL CAPITAN PRECIOUS METALS INC
filed 2018-03-30
CIK 1135202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).   Yes  ☑   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☑

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of March 31, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $32,324,599 based on the last trading price of the registrant’s common stock of $0.0845 as reported the OTC Marketplace operated by the OTC Markets Group, Inc. on such date.

As of March 30, 2018, the registrant had 437,759,960 shares of its $.001 par value common stock issued and outstanding.

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

Because we have no reserves as defined in Industry Guide 7, we have not exited the exploration stage and continue to report our financial information as an exploration stage entity as required under Generally Accepted Accounting Principles (“GAAP”).  Although for purposes of FASB Accounting Standards Codification Topic 915, Development Stage Entities, we have exited the development stage and we will remain an exploration stage company under Industry Guide 7 until such time as we demonstrate reserves in accordance with the criteria in Industry Guide 7.

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

Forward-looking statements included in this Annual Report include statements regarding, among other things:

•	our ability to continue as a going concern;
•	we will require additional financing in the future to start production at the El Capitan Property and to bring it into sustained commercial production;
•	our anticipated needs for working capital;
•	our ability to secure financing;
•	our dependence on our El Capitan Property for our future operating revenue, which property currently has no proven or probable reserves;
•	our mineralized material calculations at the El Capitan Property are only estimates and are based principally on historic data;
•	actual capital costs, operating costs, production and economic returns may differ significantly from those that we have anticipated;
•	exposure to all of the risks associated with starting and establishing new mining operations, if the development of our mineral project is found to be economically feasible;
•	title to some of our mineral properties may be uncertain or defective;
•	land reclamation and mine closure may be burdensome and costly;
•	significant risk and hazards associated with mining operations;
•	the requirements that we obtain, maintain and renew environmental, construction and mining permits, which is often a costly and time-consuming process and may be opposed by local environmental groups;
•	our exposure to material costs, liabilities and obligations as a result of environmental laws and regulations (including changes thereto) and permits;
•	changes in the price of silver, gold and iron ore;
•	extensive regulation by the U.S. government as well as state and local governments;
•	our projected sales and profitability;
•	anticipated trends in our industry;
•	unfavorable weather conditions;
•	the lack of commercial acceptance of our product or by-products;
•	problems regarding availability of materials and equipment; and
•	failure of equipment to process or operate in accordance with specifications, including expected throughput, which could prevent the production of commercially viable output.

These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the registrant’s control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, governmental regulation, managing and maintaining growth, the operations of the company and its subsidiaries, volatility of stock price, commercial viability of any mineral deposits and any other factors set forth under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, as well as in this annual report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur. Therefore, readers are cautioned not to place undue reliance on our forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as otherwise required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Annual Report or in the documents we incorporate by reference, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Company Overview; Recent Developments

El Capitan Precious Metals, Inc., a Nevada corporation, is based in Prescott, Arizona. Together with its consolidated subsidiaries (collectively referred to as the “Company,” “our” or “we”), the Company is an exploration stage company as defined by the Securities and Exchange Commission’s (“SEC”) Industry Guide 7, as the Company has no established reserves as required under the Industry Guide 7. We are principally engaged in the exploration of precious metals and other minerals. Our primary asset is a 100% equity ownership interest in El Capitan, Ltd., an Arizona corporation (“ECL”), which holds an interest in the El Capitan property located near Capitan, New Mexico (the “El Capitan Property”) . Our ultimate objective is to market and sell the El Capitan Property to a major mining company or enter into a joint venture arrangement with a major mining company to conduct mining operations. There is no assurance that commercially viable mineral reserves exist at the El Capitan Property. To date, we have not had any material revenue producing operations. We have completed research and confirmation procedures on the recovery process for the El Capitan Property mineralized material and our evaluation as to the economic and legal feasibility of the property, but we have not yet demonstrated the existence of proven or probable deposits on our property.

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

Business Operations

The Company is an exploration stage company as defined by the SEC’s Industry Guide 7 as the Company has no established reserves as required under Industry Guide 7. We are principally engaged in the exploration of precious metals and other minerals on the El Capitan Property. We recorded nominal miscellaneous income in the fiscal years ended September 30, 2016 and 2017, resulting from the sale of test loads of iron ore to a construction contractor in fiscal 2016 and the sale of two test smelts on concentrates processed at our pilot plant located in Phoenix, Arizona in fiscal 2017.

In late April 2014, we announced the purchase of a heavy metals separation system from AuraSource, Inc (OTCBB and OCTGB: ARAO). This system will separate hematite and magnetite from other mineral elements in the El Capitan mineral deposits. The AuraSource process leaves a concentrate for additional processing that is used by the Company to extract precious metals.

The Company has methods for both the separation of the iron and the separation and recovery of the precious metals that have yielded consistent results. Another significant aspect of these technologies for separation and recovery is that they are environmentally friendly and do not rely on the use of caustic chemicals.

On August 4, 2015, we signed a contract with an independent subcontract miner to mine, process and concentrate the ore at the El Capitan site. The clearing of the overburden at the site commenced in late August 2015.

We commenced mineral exploration activity in the quarter ended December 2015 under our modified mining permit. However, we have not yet demonstrated the existence of proven or probable reserves at the El Capitan Property.

In February 2017, with the assistance of our Mine Safety and Health Administration (“MSHA”) consultant and legal consultants, we signed an agreement with the United States Forest Service that governs the terms and conditions for the use of the road to our mine site. A copy of the agreement is posted on the Company web site.

The quarter ended March 31, 2017 marked the beginning of operations at a “pilot plant” established in Phoenix, Arizona by a Company vendor to house equipment obtained from China that processes concentrates recovered at the El Capitan Property. Although the pilot plant, including the equipment, are owned by its operator and not by the Company, its establishment brought the Company a significant step closer to recognizing revenue from the sale of concentrates. Significant effort was exerted during this quarter by our contract miner and his team in preparing the pilot plant site for the arrival of the approximately 20 ton machine from China. Upon its arrival, the machine was setup and on site enhancements were made to meet US safety standards and operational proficiencies for maximum through put and operational product results. Initially the pilot plant started producing test samples for shipments to various refiners. As modifications were required by a refiner, adjustments were made and new processed samples were shipped to the refiner. The process was time consuming in that once a refiner receives the sample, it is put into their system for processing and we have no control over the timeline and when we may get the results and comments back on the sample.

Continuing through the quarter ended June 30, 2017, sample product was shipped to various refiners for processing and precious metal extraction. During the quarter ending September 30, 2017, the Company signed a one year contract with a refiner for the extraction of precious metals from the Company’s concentrates and signed an agreement with PF Bullion for the purchase of the precious metals. Currently our contract miner is melting the concentrate ore into metal bars for delivery to the refiner.  The refiner is then extracting the precious metals from the metal bars.

In the quarter ended June 30, 2017, the Company recognized its first precious metals sale revenue from the sale of a small sample test bar processed by the refiner. Although nominal, it represented the first sale of precious metals extracted from mineralized material recovered at the El Capitan Property.  The sale, before cost deductions, was $3,637 and initial setup and processing charges amounted to $1,557.  Precious metals recovered from the 4.2 lb bar were as follows:

Gold	2.53 oz.
Silver	0.54 oz.
Platinum	0.88 oz.

In the quarter ended September 30, 2017, the Company recognized miscellaneous income from a second precious metals sale of a small sample test bar processed by the refiner. Although nominal, this represented the second sale of precious metals extracted from mineralized ore recovered at the El Capitan property and concentrated at the pilot plant.  The sale, after cost deductions, was $10,665.

Also during this quarter, the Company's concentrates that were being stored in a bonded warehouse were brought to the pilot plant and concentrated further into less mineralized material to reduce the cost of freight on the concentrates for their sale.

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

In anticipation of, and in conjunction with, the Glencore Purchase Contract, the Company entered into a Master Services Agreement (the “Master Agreement”) and corresponding Iron Ore Processing Agreement (the “Processing Agreement”) with Logistica U.S. Terminals, LLC (“Logistica”), each effective as of February 28, 2014. Pursuant to these agreements, Logistica agreed to, among other things, provide the logistics required for the Company to fulfill its obligations under the Glencore Purchase Contract, to assist the Company in financing the costs of processing and delivering iron under the Glencore Purchase Contract, and to provide and/or manage the processing of the iron ore. Because of current market iron ore prices, the contract has not implemented.

The contracts with Logistica were superseded by a new agreement entered into on January 5, 2016. Under the new agreement, we will provide to Logistica concentrated ore to their specifications at the mine site, and Logistica will transport, process, and refine the precious metals concentrates to sell to precious metals buyers. When certain terms and conditions are met, the new agreement calls for Logistica to arrange for a letter of credit for working capital for the mining, processing and sale activities. To date, no letter of credit has been arranged. For additional information regarding the Glencore Purchase Contract and our agreements with Logistica, see Note 8 – Commitments and Contingencies to the financial statements included in this Annual Report on Form 10-K.

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

High, low and average London afternoon fix prices for gold and silver for the period from January 1, 2017 to September 30, 2017 and for the last five calendar years are as follows:

Gold - London Afternoon Fix Prices - US Dollars
	High	Low	Average
Period
For the nine months ended September 30, 2017	$1,346	$1,151	$1,251
For the year ended December 31, 2016	1,366	1,077	1,251
For the year ended December 31, 2015	1,297	1,040	1,160
For the year ended December 31, 2014	1,385	1,192	1,266
For the year ended December 31, 2013	1,694	1,192	1,411
For the year ended December 31, 2012	1,750	1,540	1,669
Data Source: Kitco

Silver - London Afternoon Fix Prices - US Dollars
	High	Low	Average
Period
For the nine months ended September 30, 2017	$18.56	$15.22	$17.17
For the year ended December 31, 2016	20.71	13.56	17.14
For the year ended December 31, 2015	17.10	13.71	15.68
For the year ended December 31, 2014	22.05	15.28	19.08
For the year ended December 31, 2013	32.23	18.61	23.79
For the year ended December 31, 2012	37.23	28.00	31.15
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

Compliance with the various federal and state governmental regulations requires us to obtain multiple permits for each mining property. Although the requirements may differ slightly in each of the respective states in which we may hold claims or may hold claims in the future, the process of securing such permits generally require the filing of a “Notice of Intent to Locate Mining Claims” and the payment of a fee of $20 to the Bureau of Land Management (“BLM”) office in the state in which the claim is located. Subsequently, we are required to file and record a New Location Notice for each such claim within 90 days of locating the claim, the fee for which is approximately $192. On an annual basis, we are required to pay a maintenance fee of $155 per claim which is due September 1 of each year.

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

In connection with the original plan of operation on the El Capitan Property that we filed with the BLM, we were required to pay a reclamation bond of $15,000. Upon payment we were issued a notice to proceed from the BLM. This allowed us to proceed with our original plan of operation on up to five (5) acres.  The permit was received by the Company from the previous owners of the El Capitan Property under a grandfather clause and allows operations on five (5) acres of the property at a time. In 2015, we amended the permit to allow operations on forty acres (40) of property at a time. The amended permit was issued in March 25, 2015, and we were required to increase our reclamation bond to $74,495 and in February 2017 the U.S. Forest Service required an additional bond of $5,350 for road remediation. The balance of restricted cash for these bonds including interest is $79,861 at September 30, 2017.

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

During our fiscal operating year ending September 30, 2016, the Company received various minor violations from MSHA. The proposed assessments were contested by the Company. The proposed assessments aggregated $1,864.  On July 3, 2017, we received a letter from the Federal Mine Safety and Health Review Commission that the citations were vacated and dismissed.

Employees

We currently have informal arrangements with two individuals, one of whom is an officer and director of the Company and one is an officer of the Company, who serve as support staff for the functioning of all the corporate activities. There are no written agreements with these individuals. Additionally, we use consultants for the testing and exploration of property claims. If administrative requirements expand, we anticipate that we may hire additional employees, and utilize a combination of employees and consultants as necessary to conduct these activities.

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

We have minimal revenue-generating operations to date and may never generate significant revenues.

With the exception of immaterial revenue from the sale of test loads of iron ore to a construction contractor in fiscal 2016 and from the sale of two test melts on concentrates processed at our pilot plant located in Phoenix, Arizona in fiscal 2017, we have not yet had revenue-generating operations, and it is possible that we will not find marketable amounts of minerals on our El Capitan Property or that the property will ever be sold.  Should we fail to obtain working capital through other avenues, our ability to continue to market our El Capitan Property could be curtailed.

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

To date, we have not established a mineral reserve on the El Capitan Property. A “reserve,” as defined by the Securities and Exchange Commission’s Industry Guide 7, is that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination. A reserve requires a feasibility study demonstrating with reasonable certainty that the deposit can be economically and legally extracted and produced.  At this time it is not ascertainable or it is possible that the El Capitan Property does not contain a reserve and all resources we spend on exploration of this property may be lost. We have not developed feasibility studies. As a result, we have no reserves at the El Capitan Property. In the event we are unable to establish reserves or measured resources acceptable under industry standards, we may be unable to sell or enter into a joint venture with respect to the development of the El Capitan Property, and the business of the Company may fail as a result. At this time the Company does not intend to complete feasibility studies or establish reserves.

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

We rely heavily upon the industry experience of members of our Board, our officers and various third parties to pursue our business objectives.

The skills of the Company’s directors and officers span mining, business and legal expertise.  The Company relies on third party contractors and consultants for certain industry matters, including the development of a cost-effective process for recovering precious metals and iron extracted from the mineralized materials at the El Capitan Property and sales and logistics related to potential future sales of iron extracted from such mineralized materials.  We believe that all of these relationships and the background of the directors, third party contractors and consultants would be difficult to replace.  As a result, fulfilling the Company’s objectives might be negatively impacted or prove more costly or time consuming to obtain if we were to lose the services of these directors, contractors or consultants.  The Company does not own life insurance on any of our officers, directors, contractors or consultants. Further, if the efforts of our third party contractors and consultants prove to be unsuccessful, our objectives to generate revenue from the sale of precious metals and/or iron extracted from mineralized material at the El Capitan property and, ultimately, to sell to or partner with a major mining company, will be comprised.

We may not recoup our investment in the Phoenix, Arizona “pilot plant.”

The quarter ended March 31, 2017 marked the beginning of operations at a “pilot plant” established in Phoenix, Arizona by a third party contract miner to house equipment obtained from China that processes concentrates recovered at the El Capitan Property. While the pilot plant is a critical part of our efforts to develop a cost-effective process for recovering precious metals and iron extracted from mineralized materials at the El Capitan Property, the pilot plant itself, including the equipment and technology, are owned by our contract miner and not by the Company.  Under our agreement with the contract miner, the contract miner is responsible for obtaining and securing the equipment to process and concentrate the Company’s mineralized material, provide the manpower necessary to operate the equipment and to conduct processing and concentrating activities. Although the contract miner is responsible to bear its own costs in carrying out its duties under the agreement, the parties agreed that the Company may, in its discretion, advance sums of money to the contract miner to facilitate such activities. Such advances are expected to be repaid to the Company from the proceeds of the sale of concentrates generated by the pilot plant, which would otherwise be split equally between the Company and the contract miner after recovery of expenses.  As of September 30, 2017, the Company had advanced a total of $569,429, of which $113,116 are cash advances, to the contract miner under this arrangement.  If the pilot plant ultimately proves to be unsuccessful, or if it fails to generate sufficient revenue from sales of concentrates generated there, we will not be able to recoup our investment in the pilot plant.  As owner of the pilot plant, our contract miner (and not the Company) will continue to own the equipment and all improvements thereon funded by our advances regardless of whether the Company is ultimately reimbursed for its advances.

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

Any of these risks can adversely affect the feasibility of development of our El Capitan Property, production quantities and rates, and costs and expenditures. We currently have no insurance to guard against any of these risks. If we determine that capitalized costs associated with our El Capitan Property are likely not to be recovered, a further write-down of our investment would be necessary. All of these factors may result in unrecoverable losses or cause us to incur potential liabilities, which could have a material adverse effect on our financial position.

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

We are required to seek and maintain federal and state government approvals and permits in order to conduct exploration and other activities on our El Capitan Property. The permitting requirements for our respective claims and any future properties we may acquire will be somewhat dependent upon the state in which the property is located, but generally will require an initial filing and fee (of approximately $20) relating to giving notice of an intent to make a claim on such property, followed by a one-time initial filing of a location notice with respect to such claim (approximately $192), an annual maintenance filing for each claim (generally $155 per claim per year), annual filings for bulk fuel and water well permits (typically $5 per year each) and, to the extent we intend to take any significant action on a property (other than casual, surface-level activity), a one-time payment of a reclamation bond to the BLM, which is to be used for the reclamation of the property upon completion of exploration or other significant activity. In order to take any such significant action on a property, we are required to provide the BLM with either a notice of operation or a plan of operation setting forth our intentions. The amount of the reclamation bond is determined by the BLM based upon the scope of the activity described in the notice or plan of operation. With respect to the current plan of operations on the El Capitan Property, the reclamation bond was $15,000, but this amount has been increased to $74,495 with the approval of our modified mining permit in December 2014 and subsequently issued on March 25, 2015. In February 2017 the U.S. Forest Service required an additional bond of $5,350 for road remediation. The balance of restricted cash for these bonds including interest is $79,861at September 30, 2017.

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

As of the filing of this Annual Report on Form 10-K, we have been issued all of our required permits.

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

We have been delinquent in filing certain periodic reports that we are required to file with the Securities and Exchange Commission and our common stock could be removed from the OTCQB Marketplace as a result.

Trading in our common stock is conducted on the OTCQB Marketplace operated by the OTC Markets Group, Inc., or “OTCQB.”  The OTC Markets Group may remove a company’s securities from trading on the OTCQB for failure to timely file required SEC periodic reports, subject to a 45 calendar day cure period.  Due to the resignation of our former independent registered public accounting firm, we were unable to timely file our Annual Report on Form 10-K for fiscal 2017, and we were unable to remedy the delinquency within the cure period.  Upon our request, the OTC Markets Group granted us an extension, until March 31, 2018, to cure our late filing.  We completed the audit of our 2017 consolidated financial statements and filed our Form 10-K within the extended cure period.  However, we are also delinquent in filing our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2017.  The automatic cure period for filing the Form 10-Q will expire on March 31, 2018.  We intend to request a short, additional extension of the cure period to file the Form 10-Q, and expect to be timely in our SEC periodic reporting thereafter.  However, the OTC Markets Group is not required to honor our request and, if it elects not to do so, may remove our common stock from trading on the OTCQB Marketplace. Upon removal, our common stock would be quoted on the OTC Pink, another inter-dealer electronic quotation and trading system for equity securities operated by the OTCQB Marketplace. Investors may perceive our common stock to be less attractive because it is quoted on the OTC Pink. In addition, the OTC Pink is not recognized by the SEC as an “established public market.” As a result, we will not be able to utilize equity lines or conduct similar financing transactions, and securities that we may register for resale on behalf of selling shareholders will not be eligible for at-the-market pricing.  This will have a significant and negative impact our ability to finance our operations through the issuance and sale of securities. We must apply for re-admission to the OTCQB, which re-admission cannot be assured.

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

Although we have no current expectation to pursue any other long-term financings beyond those contemplated by the Equity Purchase Agreement with L2 Capital (discussed below and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”), we may be required to do so if our circumstances change or opportunities requiring expenditures in excess of the proceeds available under the Equity Purchase Agreement present themselves. We have no current committed sources of additional capital. We do not know whether additional financing will be available on terms favorable or acceptable to us when needed, if at all. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. In addition, we may grant future investors rights superior to those of our existing stockholders. If we raise additional funds by incurring debt, we could incur significant interest expense and become subject to covenants in the related transaction documentation that could affect the manner in which we conduct our business. If adequate additional capital is not available when required, we may be forced to reduce or eliminate our marketing efforts for the sale of the El Capitan Property.

Costs incurred because we are a public company may affect our profitability.

As a public reporting company, we are subject to the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, as well as to the information and reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and other federal securities laws. As a result, we incur significant legal, accounting, and other expenses, including costs associated with our public company reporting requirements and corporate governance requirements. As an example of public reporting company requirements, we evaluate the effectiveness of disclosure controls and procedures and of our internal control over financing reporting in order to allow management to report on such controls

Our management concluded that our internal control over financial reporting was ineffective as of September 30, 2017 as discussed further under Item 9A of this Form 10-K. The Company has retained a qualified professional company with the level of technical accounting knowledge, experience in the application of generally accepted accounting principles commensurate with the complexity of our equity derivative financial instruments issued with certain debt transactions.  However, in the past our management has concluded that our internal control over financial reporting was not effective for certain prior periods (including as of September 30, 2016) and we cannot assure you that management won’t similarly conclude as such in the future.  If significant deficiencies or other material weaknesses are identified in our internal control over financial reporting that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements and the trading price of our common stock and ability to obtain any necessary equity or debt financing could suffer. This would likely have an adverse effect on the trading price of our common stock and our ability to secure any necessary additional equity or debt financing.

Risks Relating to the Equity Purchase Agreement with L2 Capital

In connection with the Equity Purchase Agreement with L2 Capital, LLC (“L2 Capital”), further described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, the following risk factors should be taken into account by investors:

Resales of shares purchased by L2 Capital under the Purchase Agreement may cause the market price of our common stock to decline.

Subject to the terms and conditions of the Purchase Agreement, we have the right to “put,” or sell, up to $5,000,000 worth of shares of our common stock to L2 Capital. Unless terminated earlier, L2 Capital’s purchase commitment will automatically terminate on the earlier of the date on which L2 Capital shall have purchased Company shares pursuant to the Purchase Agreement for an aggregate purchase price of $5,000,000, or February 21, 2020. The common stock to be issued to L2 Capital pursuant to the Purchase Agreement will be purchased at a price equal to 85% of the Market Price, which is defined as the average of the two lowest closing bid prices on the OTCQB Marketplace, as reported by Bloomberg Finance L.P., during the five consecutive Trading Days including and immediately prior to the settlement date of the sale, which in most circumstances will be the trading day immediately following the “Put Date,” or the date that a put notice is delivered to L2 Capital (the “Pricing Period”); provided, however, the additional discounts to the purchase price may apply based on the occurrence of certain events. L2 Capital will have the financial incentive to sell the shares of our common stock issuable under the Purchase Agreement in advance of or upon receiving such shares and to realize the profit equal to the difference between the discounted price and the current market price of the shares. This may cause the market price of our common stock to decline.

The foregoing description of the terms of the Purchase Agreement does not purport to be complete and is subject to and qualified in its entirety by reference to the Purchase Agreement itself.

Puts under the Purchase Agreement may cause dilution to existing shareholders.

Under the terms of the Purchase Agreement, L2 Capital has committed to purchase up to $5,000,000 worth of shares of our common stock. This arrangement is also sometimes referred to herein as the “Equity Line.” From time to time during the term of the Purchase Agreement, and at our sole discretion, we may present L2 Capital with a put notice requiring L2 Capital to purchase shares of our common stock. As a result, our existing stockholders will experience immediate dilution upon the purchase of any of the shares by L2 Capital. L2 Capital may resell some, if not all, of the shares that we issue to it under the Purchase Agreement and such sales could cause the market price of the common stock to decline significantly. To the extent of any such decline, any subsequent puts would require us to issue and sell a greater number of shares to L2 Capital in exchange for each dollar of the put amount. Under these circumstances, the existing stockholders of our company will experience greater dilution. The effect of this dilution may, in turn, cause the price of our common stock to decrease further, both because of the downward pressure on the stock price that would be caused by a large number of sales of our shares into the public market by L2 Capital, and because our existing stockholders may disagree with a decision to sell shares to L2 Capital at a time when our stock price is low, and may in response decide to sell additional shares, further decreasing our stock price. If we draw down amounts under the Equity Line when our share price is decreasing, we will need to issue more shares to raise the same amount of funding.

There is no guarantee that we will satisfy the conditions to the Purchase Agreement.

Although the Equity Purchase Agreement provides that we can require L2 Capital to purchase, at our discretion, up to $5,000,000 worth of shares of our common stock in the aggregate, our ability to put shares to L2 Capital and obtain funds when requested is limited by the terms and conditions of the Equity Purchase Agreement, including restrictions on when we may exercise our put rights, restrictions on the amount we may put to L2 Capital at any one time, which is determined in part by the trading volume of our common stock, and a limitation on our ability to put shares to L2 Capital to the extent that it would cause L2 Capital to beneficially own more than 9.99% of the outstanding shares of our common stock.

We may not have access to the full amount available under the Purchase Agreement with L2 Capital.

Our ability to draw down funds and sell shares under the Purchase Agreement requires that a registration statement (and periodic post-effective amendments thereto) be declared effective and continue to be effective registering the resale of shares issuable under the Purchase Agreement. We filed a registration statement on Form S-1 registering the resale of 25,000,000 shares of our common stock, and that registration statement was declared effective on March 10, 2017. Our ability to sell any additional shares issuable under the Purchase Agreement is subject to our ability to prepare and file one or more additional registration statements registering the resale of such additional shares. These registration statements may be subject to review and comment by the staff of the Securities and Exchange Commission, and will require the consent of our independent registered public accounting firm. Therefore, the timing of effectiveness of these registration statements cannot be assured. The effectiveness of these registration statements is a condition precedent to our ability to sell all of the shares of our common stock to L2 Capital under the Purchase Agreement. Even if we are successful in causing one or more registration statements registering the resale of some or all of the shares issuable under the Purchase Agreement to be declared effective by the Securities and Exchange Commission in a timely manner, we may not be able to sell the shares unless certain other conditions are met. For example, we might have to increase the number of our authorized shares in order to issue the shares to L2 Capital. Increasing the number of our authorized shares will require board and stockholder approval. Accordingly, because our ability to draw down any amounts under the Purchase Agreement with L2 Capital is subject to a number of conditions, there is no guarantee that we will be able to draw down all of the proceeds of $5,000,000 under the Purchase Agreement.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

El Capitan Property

Our primary asset is the 100% equity interest in El Capitan, Ltd., an Arizona corporation (“ECL”), which holds a 100% interest in the El Capitan property located near Capitan, New Mexico (the “El Capitan Property”).

Below are maps setting forth the location of the El Capitan Property and the location and access to deposits.

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

Based upon recommendations from our consulting geologist, we have staked and claimed property surrounding the El Capitan Property site located in Lincoln County, New Mexico, increasing the acreage of our total BLM claimed area. We continue to maintain BLM load claims covering the approximately 240 acres and are currently staking and will file on an additional approximate 2,000 acres that support the Company’s mineral exploration operating plans.

The Company has four grants from President Woodrow Wilson which grants rights and easements to the property.

The Company has power supplied to a mobile home on the patented land by Otero County Electric Co-op, Inc.

Currently the Company transports water to the El Capitan Property in a Company-owned water truck. The Company plans to eventually have a water well permitted and drilled on a turn-key basis and has received initial bids on this project. The well will be situated on our patented property.

Mineral Title

As of September 30, 2017, the Company’s holdings at the El Capitan Property consist of four (4) patented mining claims, covering approximately 77.5 acres (the “Patented Claims”), and twelve (12) lode claims with the BLM, covering approximately 240 acres (the “BLM Claims”). The Patented Claims and BLM Claims are held in the name of ECL and ECPN. The BLM Claims are Federal unpatented mining claims for locatable minerals and are located on public land and held pursuant to the General Mining Law of 1872, as amended. The Company fully owns the mining rights and believes the claims are in good standing in accordance with the mining laws of the United States.

To maintain our claims in good standing, for its Patented Claims the Company must pay annual property taxes to Lincoln County, and for its BLM Claims, the Company must pay annual assessment fees to the BLM and record the payment of rental fees with Lincoln County. The current year annual assessment and recording costs for our BLM Claims total approximately $2,160. The Company has paid the required assessment fees for 2017 assessment year (September 1, 2017 through August 31, 2018).

The Company has no underlying agreements or royalty agreements on any of its claims.

The map set forth below shows the location of our claims on the El Capitan Property as of September 30, 2017:

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

The New Mexico Environmental Department issued our Air Quality Permit, NSR permit No. 5951 in November 2014.

Previous Operations

To our knowledge, prior to its acquisition by ECL, the property was last active in 1988. The property was previously drilled with a total of approximately 160 short core holes by the U.S. Bureau of Mines in 1944 and 1948.  The results of this drilling showed that our patented claims contain a combined indicated and inferred resource of approximately 2.5 million short tons of potential iron ore containing an average 53.38% magnetite.  This equates to a resource of approximately 1.34 million short tons of contained magnetite in the deposit.  Reported analytical results on drill core show that magnetite in the deposit has an average of 66.82% TFe (percent total iron). From 1961 to 1988, to our knowledge, an estimated 250,000 tons of iron were produced on the property. Prior to December 2004, there had not been any significant exploration completed on the property. There had only been shallow drilling of the upper magnetite horizon, which was completed by the U.S. Bureau of Mines in 1944 and 1948, and additionally performed by ECL in 2005 and 2006. Additionally, there was geologic mapping of the property at a scale of 1:3,600 by Kelley in 1952.

There were no significant surface disturbances or contamination issues found on the surface or underground water due to the historical mining activities referred to above and no remediation has been required to be performed by the Company. However, initially the Company was required to provide, and has provided, a $15,000 financial assurance in connection with the issuance of our Permit No. L1005ME by the MMD.

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

Potential mineralization has been defined as two separate types: (i) magnetite iron and (ii) hematite-calcite mineralized skarn and limestone, which may contain precious metals. By using core holes located at strategic points throughout the property, we have been able to develop subsurface information and define the mineralization. To date, there have been no proven commercial precious metals reserves on the El Capitan Property site. To establish “reserves” (as defined under Industry Guide 7 issued by the SEC), we will be required to establish that the property is commercially viable.  As of September 30, 2017, we have not completed a feasibility study on the property, and thus cannot identify the economic significance of the property, if any, at this time.

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

The Company and Gold and Minerals Company, Inc. (“G&M”), a wholly owned subsidiary of the Company, have incurred a total of $15,560,410 in exploration, mine development, and pilot plant costs associated with the El Capitan Property.  G&M incurred $5,275,916 in exploration costs from January 1, 1994 through January 19, 2011, at which time it was merged into the Company, and the Company has incurred $10,284,494 in exploration, mine development, and pilot plant costs from its inception on July 26, 2002 through September 30, 2017.  The foregoing exploration, mine development, and pilot plant costs include costs associated with drilling, assaying, filing fees, extraction process development, consultant, geological, metallurgical, chemist, environmental and legal fees, pilot plant, and other miscellaneous property exploration costs have been expensed as required under the SEC Industry Guide 7.

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

In March 2014, we also announced that we reached an agreement with GlencoreXstrata for the purchase of iron from the El Capitan Property mine. Under the terms of the agreement, GlencoreXstrata committed to ongoing purchases of iron from the El Capitan Property. GlencoreXstrata will issue a Letter of Credit to guarantee payment on iron sales. Because of current market iron ore prices, the contract has not implemented.

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

The Company currently has methods for both the separation of the iron and the separation and recovery of mineralized material that have repeatedly yielded consistent results. Yet another significant aspect of these breakthrough technologies for separation and recovery is that they are environmentally friendly and do not rely on the use of caustic chemicals.

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

We commenced mineral exploration activity in the quarter ended December 2015 under our modified mining permit. In November 2016 we completed certain mining activity at the El Capitan Property and developed a plan for a pilot plant in Phoenix, Arizona to work on concentrating the processed head ore produced in our fiscal year 2016. The quarter ended March 31, 2017 marked the beginning of operations at the pilot plant, which was established by a Company vendor to house equipment that processes concentrates recovered at the El Capitan Property. Although the pilot plant, including the equipment, are owned by its operator and not by the Company, its establishment brought the Company a significant step closer to recognizing revenue from the sale of concentrates. However, we have not yet demonstrated the existence of proven or probable reserves at our El Capitan Property.  As a result, and in accordance with accounting principles generally accepted in the United States for exploration stage companies, all expenditures for exploration and evaluation of our property are expensed as incurred.

During the current fiscal year no mining activity occurred at the El Capitan Property and the Company focused on the additional concentration of head ore mined in the previous fiscal year at the pilot plant in Phoenix, Arizona.

See “Item 1. Business - Business Operations” for additional details describing current fiscal year.

We engage third party consultants and companies to provide mineral exploration and analysis of samples.  As part of its selection process, we take into account the quality assurance practices of such consultants and companies prior to engagement. Consequently, the Company has not created an independent quality assurance program.

Description of Equipment

We have purchased a heavy metals separation system from AuraSource, Inc that uses state-of-the-art technology to separate hematite and magnetite from other elements in the mineralized materials collected at the El Capitan Property. The AuraSource process separates the head ore into three products: iron ore, precious metals and tailings, which is mainly a waste product but may contain some precious metals material. The system does not use any water or toxic chemicals and utilizes complete green industrial extraction of precious metals. At full capacity, the machine can process up to 400 tons of mineralized material per hour. The Company built various protective coverings for the AuraSource machine and for storage of small tools and other related enhancements relative to our project.

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

Other Properties

As previously reported, the Company has a 20% joint venture interest in the COD Property, an underground property located in the Cerbat mountains in Mohave County, Arizona, approximately 11 miles north, northwest of Kingman, Arizona. The Company entered into a joint venture agreement related to this property in May 2004. Based upon the events and financial condition of the 80% joint venture partner, we have determined that this joint venture is not viable and, as a result, the Company does not consider the COD Property to be a material property of the Company.

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

During our fiscal operating year ending September 30, 2017, the Company received various minor violations from MSHA. The proposed assessments were contested by the Company. The proposed assessments aggregated $1,864.  On July 3, 2017, we received a letter from the Federal Mine Safety and Health Review Commission that the citations were vacated and dismissed. The Company will pursue reimbursement of our costs of defending these assessments as provided for under MSHA regulations.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the OTCQB Marketplace operated by the OTC Markets Group, Inc., or “OTCQB,” under the ticker symbol “ECPN.” The following table sets forth the range of high and low closing bid quotes of our common stock per quarter as reported by the OTCQB for the past two fiscal years ended September 30, 2017 and 2016, respectively. All quoted prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Price Range
Quarter Ended	High	Low

September 30, 2017	$0.085	$0.0416
June 30, 2017	$0.0874	$0.045
March 31, 2017	$0.1068	$0.047
December 31, 2016	$0.0925	$0.04

September 30, 2016	$0.199	$0.035
June 30, 2016	$0.074	$0.030
March 31, 2016	$0.067	$0.034
December 31, 2015	$0.995	$0.045

Holders

As of March 30, 2018, we had approximately 1,420 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder. As of March 30, 2018, we had approximately 8,300 beneficial holders of our common stock.

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

Recent Sales of Unregistered Securities

On March 31, 2017, the Company issued 3,150,719 shares of common stock for the complete conversion of an aggregate of $266,236 in principal and accrued interest under a promissory note. The issuances of shares were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

During the fiscal year ended September 30, 2017, we issued 7,684,671 shares of common stock to River North under the Purchase Agreement between the Company and River North for aggregate proceeds of $344,575. The issuances of shares were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

During the fiscal year ended September 30, 2017, we issued 3,403,890 shares of common stock for the complete conversion of an aggregate of $113,768 in principal and accrued interest under a promissory note. The issuances of shares were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

During the fiscal year ended September 30, 2017, we issued 446,988 shares of common stock for the partial conversion of an aggregate of $14,265 in principal and accrued interest under a promissory note. The issuances of shares were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

During the fiscal year ended September 30, 2017, we issued 14,240,321 shares of common stock to L2 Capital, LLC under the Purchase Agreement between the Company and L2 Capital, LLC for aggregate proceeds of $560,436. The issuances of shares were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

During the fiscal year ended September 30, 2017, we issued a total of 9,072,075 restricted shares of common stock to three individuals, two of whom are officers of the Company, for settlement of accrued compensation, a loan commitment fee and legal fees aggregating $375,755, resulting in a loss on extinguishment of $325,453. The issuance of shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof  because such issuance did not involve a public offering.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Business

The Company is an exploration stage company as defined by the SEC’s Industry Guide 7 as the Company has no established reserves as required under Industry Guide 7. We are principally engaged in the exploration of precious metals and other minerals on the El Capitan property located near Capitan, New Mexico (the “El Capitan Property”). We have recorded nominal miscellaneous income in the fiscal years ended September 30, 2016 and 2017, resulting from the sale of test loads of iron ore to a construction contractor in fiscal 2016 and the sale of two test smelts on concentrates processed at a pilot plant located in Phoenix, Arizona in fiscal 2017. The 2016 and 2017 sales have been recorded as net miscellaneous income for accounting purposes.

We commenced mineral exploration activity in the quarter ended December 2015 under our modified mining permit. In November 2016 we completed certain mining activity at the El Capitan Property and developed a plan for a pilot plant in Phoenix, Arizona to work on concentrating the processed head ore produced in our fiscal year 2016. The quarter ended March 31, 2017 marked the beginning of operations at the pilot plant established in Phoenix, Arizona by a Company vendor to house equipment that processes concentrates recovered at the El Capitan Property. Although the pilot plant, including the equipment, are owned by its operator and not by the Company, its establishment brought the Company a significant step closer to recognizing revenue from the sale of concentrates. However, we have not yet demonstrated the existence of proven or probable reserves at our El Capitan Property.  As a result, and in accordance with accounting principles generally accepted in the United States for exploration stage companies, all expenditures for exploration and evaluation of our property are expensed as incurred.

For complete details regarding the business of the Company, see “Item 1. Business” and “Item 2. Properties,” above.

Results of Operations - Fiscal year ended September 30, 2017 compared to fiscal year ended September 30, 2016.

We have not yet realized any material revenue from operations through our fiscal year ended September 30, 2017. We realized a net increase in operating expenses of $901,617, from $3,159,452 for the fiscal year ended September 30, 2016 to $4,061,069 for the fiscal year ended September 30, 2017. The increase is comprised mainly of an increase in impairment of exploration property of $1,607,608, partially offset by decreases in mine, exploration and pilot plant costs of $435,945, professional fees of $194,299 and legal and accounting fees of $76,542.

During our fiscal year 2017, we recorded an impairment on our exploration property, the El Capitan Property. To date the Company has not had any material revenue generated from operations at the site. Due to constraints on working capital, the Company has never had a market feasibility study done on our El Capitan Property and we are not able to substantiate the future cash inflows from this exploration property without a detailed study or significant revenues generated. At the time of filing this report, the Company did not have the supporting documentation to project the current estimated present value. With information about a mining property in the same county, we based the current market value on the number of patented mine claims the Company has compared to the subject property on the market and the estimated value of each of their patented mine claims. The current estimated fair value was under our carrying value by $1,607,608. We recorded an impairment charge for this amount to operations in our current fiscal year ended September 30, 2017.

The decrease in mine, exploration and pilot plant costs is mainly associated with the start-up of active mining operations at the El Capitan Property in the fiscal year ended September 30, 2016, and in the current year of measurement costs in this area were associated with the operations of the pilot plant which were substantially lower due mainly to decreased costs associated with labor and equipment rental costs. We also made significant improvements to the road to the site as required by MSHA in the prior period of measurement. Under SEC Guide 7, we are required to expense all incurred associated costs. The decrease in professional fees is mainly due to recording the MRI fees as professional fees and in the current year of measurement as administrative consulting fees. The decrease in legal and accounting expenses occurred due to decreased legal fees related to the negotiation and preparation of contracts and agreements associated with the prior fiscal year.

The net decrease in other expense, net totaling $190,840 is due to three main factors in the current period of measurement. The loss on non-cash derivative instruments decreased $453,189; the non-cash loss on debt extinguishment increased $579,980 and non-cash debt discounts recorded as interest expense decreased $258,659.

Our net loss increased by $710,777 from $4,507,737 for the fiscal year ended September 30, 2016 to $5,218,514 for the current fiscal year ended September 30, 2017. The increase in net loss is mainly attributable to the $901,617 net increase in operating expenses detailed above and a net decrease in other expense, net of $190,840.

Liquidity and Capital Resources

As of September 30, 2017, we had cash on hand of $80,416 and a working capital deficit of $1,270,835, which includes a non-cash derivative instruments liability of $606,330. Based upon our budgeted burn rate, we currently have operating capital for approximately one month. The Company has historically relied on equity or debt financings to finance its ongoing operations. Currently, the Company intends to rely on the potential proceeds from the sale of processed concentrates and sale of stock under the Purchase Agreement with L2 Capital to fund its ongoing operations until such time as the Company can generate revenue from its mineral exploration and mining activities or enter into a joint operating venture or sale of the El Capitan Property. As needed, we may also seek short term financing though the sale of equity or convertible debt securities.

We cannot predict whether and when proceeds from the sale of concentrates will be available to help fund our continued operations.  Our current financing arrangements are summarized below under the caption “Recent Financing Activities.” Our only committed source of future financing is pursuant to the Purchase Agreement with L2 Capital. To the extent that we are required to raise additional capital, we do not know whether it will be available on terms favorable or acceptable to us when needed, if at all. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. In addition, we may grant future investors rights superior to those of our existing stockholders. If we raise additional funds by incurring debt, we could incur significant interest expense and become subject to covenants in the related transaction documentation that could affect the manner in which we conduct our business or seek to obtain future financing. If adequate additional capital is not available when required, we may be forced to reduce or eliminate our marketing efforts for the sale or a joint venture of the El Capitan Property, or suspend our operations entirely.

Recent Financing Activities

Agreements with Logistica U.S. Terminals, LLC

On January 5, 2016, we entered into our current agreement with Logistica U.S. Terminals, LLC (“Logistica”). Under the agreement we will provide to Logistica concentrated ore to their specifications at the mine site. Logistica will transport, process, and refine the precious metals concentrates to sell to precious metals buyers. The terms of the new agreement provide for the recovery of hard costs related to the concentrates by both parties prior to the distribution of profits. The agreement also provides for the issuance of 10,000,000 shares of our restricted common stock and the elimination of a $100,000 accrued liability to Logistica for prior services rendered, which shares were issued in August 2016. When certain terms and conditions are met, the Agreement calls for Logistica to arrange for a letter of credit for working capital for the mining, processing and sale activities under the Agreement. See “Item 1. Business – Business Operations - Arrangements with Glencore AG and Logistica.”

October 17, 2014 Note and Warrant Purchase Agreement

On October 17, 2014, we entered into a private Note and Warrant Purchase Agreement with an accredited investor pursuant to which we borrowed $500,000 against delivery of a promissory note (the “2014 Note”) in such amount and issued warrants to purchase 882,352 shares of our common stock. The 2014 Note carries an interest rate of 8% per annum, was initially due on July 17, 2015 and was secured by a first priority security interest in all right, title and interest of the Company in and to the net proceeds received by the Company from its sale of tailings separated from iron recovered by the Company at the El Capitan Property. On August 24, 2015, the maturity date of the 2014 Note was mutually extended to January 17, 2016. In consideration of the extension, the Company issued a common stock purchase warrant to purchase 4,714,286 shares (subject to adjustment) of our common stock at an exercise price of $0.07 per share. The warrant previously issued on October 17, 2014 for 882,352 shares was cancelled. On January 19, 2016, the maturity date of the 2014 Note was further extended to September 19, 2016. The 2014 Note was in default. In consideration of the extension, we issued to the investor a fully vested three year common stock purchase warrant to purchase 471,429 shares (subject to adjustment) of common stock of the Company at an exercise price of $0.051 per share, the closing price on the date of the agreed extension agreement. The fair value of the warrants was determined to be $16,775 using Black-Scholes option price model and was expensed during the three months ended March 31, 2016. The 2014 Note was delinquent and principal payments of $100,000 were made on the 2014 Note. During the six months ended March 31, 2017, the outstanding principal balance of the amended 2014 Note was reduced $150,000 and related accrued interest payments of $6,115 was made.  On March 29, 2017, the Company authorized outstanding principal and accrued interest under the 2014 Note as of March 29, 2017 to be converted into common stock at the conversion price of $0.08126 per share. The parties entered into an agreement of exchange dated March 30, 2017. The outstanding principal balance and accrued interest under the 2014 Note at the time of conversion were $250,000 and $6,027, respectively. The principal and accrued interest was converted into 3,150,719 shares of common stock at a fair market value of $266,236 and the Company recorded a loss on extinguishment of debt of $10,209. In connection with the conversion of the note payable on March 30, 2017, the Company issued a fully vested three year warrant to purchase 250,000 shares of common stock of the Company at an exercise price of $0.08126 per share. The fair value of the warrants was determined to be $16,258 using the Black-Scholes option pricing model and was recorded as a loss on extinguishment of debt.

February 4, 2015 Unsecured Promissory Notes

On February 4, 2015, we issued unsecured promissory notes in the aggregate principal amount of $63,000, of which a $30,000 note was issued to MRI, a company controlled by John F. Stapleton, who served as the Chief Financial Officer and a director of the Company at that time and who currently serves as President and Chief Executive Officer and a director of the Company. Outstanding amounts under these notes accrue interest at 18% per year, with all principal and accrued interest being due and payable on February 4, 2016. As additional consideration for the loans, we issued 200,000 shares of our restricted common stock for each note for a total of 400,000 shares to the lenders. The relative fair value of the common stock was determined to be $21,211 and was recorded as discounts to the promissory notes and was amortized to interest expense over the life of the notes. On February 4, 2016, one of the promissory notes was amended to extend the maturity date from February 4, 2016 to February 4, 2017 and reduce the interest rate to 10% per year. The Company also agreed to capitalize the $5,940 of accrued interest on the note at February 4, 2016 and add it to principal. In consideration of the amendment, the Company agreed to issue 150,000 shares of restricted common stock of the Company to the noteholders, the issuance of which was approved by the Board of Directors on April 22, 2016. MRI, the holder of the other note, agreed to extend its maturity date to February 4, 2017 at the same rate of interest and in consideration for the issuance of 200,000 shares of our restricted common stock; and the shares were issued in April 2017 at a market value on the date of issuance of $12,000. On March 29, 2017, both noteholders agreed to extend the maturity date of the notes for six months, to August 4, 2017.  Our obligations under both notes are personally guaranteed by a Company’s director and who was the Chief Executive Officer at the time the notes were issued.

As of September 30, 2017, the aggregate outstanding balance under these notes was $68,940, the aggregate accrued interest was $21,267 and the unamortized discount on the notes payable was $0. During the fiscal years ended September 30, 2017 and 2016, amortization expense of $1,769 and $19,442, respectively, was recognized. As of September 30, 2017, both notes are in default and currently due.

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

The note contained an embedded conversion option and was separated from the note and accounted for as a derivative instrument at fair value and discount to the note and is expensed over the life of the note under the effective interest method. The initial carrying value of the of the embedded conversion option exceeded the net proceeds received and created a derivative loss of $132,068 in the period ending December 31, 2015. The Company recorded a loan discount of $114,400 and the discount included OID interest of $10,400 and related loan costs of $12,000. For the year ended September 30, 2016, the discount amortization was $114,400, and during the period of conversion we issued 6,341,355 shares of restricted common stock in satisfaction of $114,400 principal and accrued interest of $5,816.

January 26, 2016 Securities Purchase Agreement

On January 26, 2016 (the “Effective Date”), we entered into a Securities Purchase Agreement (the “SPA”) for an $180,000 convertible note with an accredited investor, with an annual interest rate of 7%. The note contains an OID of $18,000 and related legal costs of $6,000. The net proceeds received by the Company were $156,000. The maturity date of the note is January 26, 2017. Interest is due on or before the maturity date. We may redeem the note by prepaying the unpaid principal and interest on the note, upon notice, any time prior to 180 days after the Effective Date. If redemption is (i) prior to the 30th day the note is in effect (including the 30th day), the redemption will be 105% of the unpaid principal amount and accrued interest; (ii) if the redemption is on the 31st day up to and including the 60th day the note is in effect, the redemption price will be 115% of the unpaid principal amount of the note along with any accrued interest; (iii) if the redemption is on the 61st day up to and including the 120th day the note is in effect, the redemption price will be 135% of the unpaid principle amount of the note along with any accrued interest; if the redemption is on the 121st day up to and including the 180th day the note is in effect, the redemption price will be 150% of the unpaid principle amount of the note along with any accrued interest. The redemption must be closed and paid for within three business days of the Company sending the redemption demand. The note may not be prepaid and redeemed after the 180th day. The note is convertible into shares of the Company’s common stock at any time beginning on the date which is 181 days following the Effective Date. The conversion price is equal to 55% of the lowest trading price of our common stock as reported on the QTCQB for the 10 prior trading days and may include the day of the Notice of Conversion under certain circumstances. The Company agreed to reserve an initial 10,800,000 shares of common stock for conversions under the note (the “Share Reserve”). We also agreed to adjust the Share Reserve to ensure that it always equals at least three times the total number of shares of common stock that is actually issuable if the entire note were to be converted. The OID interest of $18,000 and related loan costs of $6,000 was recorded as a discount to the note and was being amortized over the life of the loan as interest expense

The note has an embedded conversion option which qualifies for derivative accounting and bifurcation under ASC 815-15, Derivatives and Hedging. Pursuant to ASC 815, the Company recognized the fair value of the embedded conversion feature as a derivative liability on July 25, 2016 of $238,479 with $167,898 recorded as a discount to the note and $70,581 recorded as a day one derivative loss. On August 8, 2016, the investor converted the principal balance of $180,000 and accrued interest of $6,662 into 9,506,619 shares of restricted common stock. For the year ended September 30, 2016, the discount amortization was $191,898.

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

During the fiscal years ended September 30, 2017 and 2016, we issued a total of 7,684,671 and 13,072,636 shares of common stock, respectively, to River North under the Purchase Agreement for aggregate proceeds of $344,575 and $871,679, respectively.

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

As partial consideration for the above-mentioned agreements, on March 16, 2016, we issued to River North a “commitment” convertible promissory note (the “Commitment Note”) in the principal amount of $35,000. The Commitment Note accrued interest at a rate of 10% per annum and was scheduled to mature on March 16, 2017. Upon the registration statement contemplated by the Registration Rights Agreement being declared effective, $10,000 of the principal balance of the Commitment Note and accrued interest thereon was extinguished and deemed to have been repaid.

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

On March 16, 2016, we entered into a Securities Purchase Agreement with River North pursuant to which the Company issued a convertible promissory note (the “Bridge Note”) to River North, in the original principal amount of $90,000, in consideration of the payment by River North of a purchase price equal to $73,800, with $9,000 retained by River North as original issue discount and $7,200 for related legal and due diligence costs and these costs were recorded as discount to the note. The Company issued the Bridge Note on March 16, 2016. The Bridge Note accrues interest at a rate of 10% per annum and matures on March 16, 2017.The Bridge Note provides for conversion rights and events of default on substantially the same terms and conditions as the Commitment Note; provided however that an event of default under the Bridge Note will also be triggered if the Company fails to use at least 15% of the proceeds from each sale of shares under the Purchase Agreement to prepay a portion of the Bridge Note after it becomes convertible. The loan principal and accrued interest were paid in full prior to the note conversion date and for the fiscal year ended September 30, 2016, we recorded a discount expense of $16,200.

On February 21, 2017, the Company and River North terminated the River North Purchase Agreement and a related registration rights agreement and the Company entered into a new Equity Purchase Agreement with L2 Capital, LLC, as described below.

February 21, 2017 Termination of River North Purchase Agreement; Entry into L2 Purchase Agreement

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

As provided in the L2 Purchase Agreement, the Company may require L2 Capital to purchase shares of common stock from time to time by delivering a put notice to L2 Capital specifying the total number of shares to be purchased (such number of shares multiplied by the purchase price described below, the “Investment Amount”); provided there must be a minimum of ten trading days between delivery of each put notice. The Company may determine the Investment Amount, provided that such amount may not be more than the average daily trading volume in dollar amount for the Company’s common stock during the 10 trading days preceding the date on which the Company delivers the applicable put notice. Additionally, such amount may not be lower than $5,000 or higher than $150,000. L2 Capital will have no obligation to purchase shares under the L2 Purchase Agreement to the extent that such purchase would cause L2 Capital to own more than 9.99% of the Company’s common stock.

For each share of the Company’s common stock purchased under the L2 Purchase Agreement, L2 Capital will pay a purchase price equal to 85% of the Market Price, which is defined as the average of the two lowest closing bid prices on the OTCQB Marketplace, as reported by Bloomberg Finance L.P., during the five consecutive Trading Days including and immediately prior to the settlement date of the sale, which in most circumstances will be the trading day immediately following the “Put Date,” or the date that a put notice is delivered to L2 Capital (the “Pricing Period”). The purchase price will be adjusted as follows: (i) an additional 10% discount to the Market Price will be applied if either (A) the Closing Price of the Common Stock on the Put Date is less than $0.10 per share, or (B) the average daily trading volume in dollar amount for the Common Stock during the ten Trading Days including and immediately preceding the Put Date is less than $50,000; (ii) an additional 5% discount to the Market Price will be applied if the Company is not deposit/withdrawal at custodian (“DWAC”) eligible; and (iii) an additional 10% discount to the Marker Price will be applied if the Company is under DTC “chill” status. L2 Capital’s obligation to purchase shares on any settlement date is subject to customary closing conditions, including without limitation a requirement that a registration statement remain effective registering the resale by L2 Capital of the shares to be issued. The L2 Purchase Agreement is not transferable and any benefits attached thereto may not be assigned.

The L2 Purchase Agreement contains covenants, representations and warranties of the Company and L2 Capital that are typical for transactions of this type. In addition, the Company and L2 Capital have granted each other customary indemnification rights in connection with the L2 Purchase Agreement. The L2 Purchase Agreement may be terminated by the Company at any time.

In connection with the L2 Purchase Agreement, the Company also entered into Registration Rights Agreement with L2 Capital requiring the Company to prepare and file, within 45 days, a registration statement registering the resale by L2 Capital of shares to be issued under the L2 Purchase Agreement, to use commercially reasonable efforts to cause such registration statement to become effective, and to keep such registration statement effective until (i) three months after the last closing of a sale of shares under the L2 Purchase Agreement, (ii) the date when L2 Capital may sell all the shares under Rule 144 without volume limitations, or (iii) the date L2 Capital no longer owns any of the shares. On February 28, 2017, we filed a Registration Statement on Form S-1 (SEC File No. 333-216328) with the SEC registering the resale of up to 26,849,394 shares of the Company’s common stock that may be issued and sold to L2 Capital pursuant to the L2 Purchase Agreement. Such Registration Statement was declared effective by the SEC on March 10, 2017.

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

The offering of shares issuable under the L2 Purchase Agreement was not registered under the Securities Act, and therefore may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. For such issuances, the Company is relying on the exemption from federal registration under Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder, based on the Company’s belief that the offer and sale of such securities did not involve a public offering.

During the fiscal year ended September 30, 2017, we issued a total of 14,240,321 shares of common stock to L2 Capital under the Purchase Agreement for aggregate proceeds of $560,436.

February 21, 2017 Convertible Note and Warrant Financing Transaction

On February 21, 2017, we entered into a Securities Purchase Agreement pursuant to which the Company issued a convertible note (the “Note”) to an accredited investor in the aggregate principal amount of $550,000, or such lesser amounts based on actual advances thereunder. In order to reflect an agreed upon original issue discount, the outstanding principal amount of the Note attributable to each advance is 110% of the amount of the corresponding advance (i.e., a $100,000 advance results in outstanding principal attributable to the advance of $110,000). Upon issuance of the Note, the investor made a $100,000 initial advance. The Company and the investor must mutually agree upon any future advances under the Note. Amounts advanced under the Note will accrue interest at seven percent per annum. Except to the extent converted into common stock of the Company, as discussed below, outstanding principal and interest will become due and payable on August 21, 2017. Amounts outstanding under the Note are convertible at the election of the investor into common stock of the Company at a conversion price equal to $0.0913 (the volume weighted average price of the Company’s common stock on the day prior to the issuance date). The Note provides for various events of default upon which amounts outstanding under the Note will immediately increase by 140% and the conversion price will be permanently redefined to equal 60% of the average of the three lowest traded prices during the 14 consecutive trading days preceding the conversion date. As additional consideration for the initial advance, the Company issued the investor a three year warrant to purchase up to 602,406 shares of the Company’s common stock at an exercise price equal to $0.3652 per share (which price is subject to anti-dilution adjustment in the event the Company issues additional convertible securities with lower conversion prices). In conjunction with any future advances under the Note, the Company will issue additional three year warrants to purchase a number of shares equal to 50% of the conversion shares issuable upon conversion of the amount advanced.

The Securities Purchase Agreement contains covenants, representations and warranties of the Company and the investor that are typical for transactions of this type.

The foregoing description of the terms of the Securities Purchase Agreement, Note and the warrants does not purport to be complete and is subject to and qualified in its entirety by reference to the agreements and instruments themselves, copies of which are filed as Exhibits 10.1, 10.2 and 10.3, respectively, to our Current Report on Form 8-K filed with the SEC on February 23, 2017, and the terms of which are incorporated herein by reference. The benefits and representations and warranties set forth in such agreements and instruments are not intended to and do not constitute continuing representations and warranties of the Company or any other party to persons not a party thereto.

The issuance of the Note and warrant, and the shares issuable upon any conversion or exercise thereof, were not registered under the Securities Act, and therefore may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. For these issuances, the Company relied on the exemption from federal registration under Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder, based on the Company’s belief that the offer and sale of such securities did not involve a public offering.

Note Amendment, Funding and Conversion

On July 24, 2017, the Company amended the maturity date of the $100,000 initial advance under an the Securities Purchase Agreement and the corresponding Note dated February 21, 2017. The maturity date for first advance was extended to November 15, 2017 and the conversion price of each advance under the Note was changed to equal the lesser of (a) the volume weighted average price of the Company’s common stock on the trading day prior to such advance or (b) 75% of the average of the two lowest daily trades in the five day period prior to the noteholder’s delivery of a conversion notice. All other terms and conditions of the Note remain in full force and effect.

On July 28, 2017, the Company received a second $100,000 advance under the Investor Agreement and the corresponding Note, resulting in additional outstanding principal of $110,000 after taking into account the original issue discount.  The second advance is subject to the terms and conditions the Promissory and interest and principal are due January 28, 2018. Outstanding amounts under this advance are convertible at the election of the noteholder at a conversion price of the lower of $0.0617 or 75% of the average of the two lowest daily trades in the five-day period prior to the noteholder’s delivery of a conversion notice.  The Company also issued a three year warrant to purchase up to 891,410 shares of the Company’s common stock at a per share exercise price  of $0.2468. The warrant provides for cashless exercise at the election of the holder if, on the date on which the warrant is exercised, the warrant is in-the-money and a registration statement registering the issuance of the underlying warrant shares is not effective. As part of the second advance, the Company initially reserved 7,000,000 shares of common stock for issuance upon possible conversion of the advance and exercise of the warrant.

At September 30, 2017, the first note advance and related interest aggregating $113,768 was retired through conversion for 3,403,890 shares of common stock.

During the quarter ended September 30, 2017, the accredited investor converted a portion of the second advance and accrued interest aggregating $14,265 into 446,988 shares of common stock.

Financing of Insurance Premiums and Truck Purchase

On August 15, 2016, we entered into an agreement to finance a portion of our liability insurance premiums in the amount of $28,384 at an interest rate of 7.25% with equal payments of $2,934, including interest, due monthly beginning July 14, 2016 and continuing through April 14, 2017. As of September 30, 2017, the outstanding balance under this note payable was $0.

On November 14, 2016, we entered into an agreement to finance director and officer insurance premiums in the amount of $25,224 at an interest rate of 5% with equal payments of $2,581, including interest, due monthly beginning December 21, 2016 and continuing through September 21, 2017. As of September 30, 2017, the outstanding balance under this note payable was $0.

On February 23, 2017, we entered into an agreement to finance a Ford 450 truck for transporting mineralized ore in the amount of $26,071 at an interest rate of 4.99% and 36 monthly payments of $781, due monthly beginning March 25, 2017, and continuing through February 25, 2020. As of September 30, 2017, the outstanding balance under this note payable was $21,325. The Chief Financial Officer co-signed on behalf of the Company on the finance contract.

On June 13, 2017, we entered into an agreement to finance our liability insurance premiums in the amount of $22,277, with a down payment of $3,342 and $18,935 financed at an interest rate of 4.0% with equal payments of $1,928, including interest, due monthly beginning July 14, 2017 and continuing through April 14, 2018. As of September 30, 2017, the outstanding balance under this note payable was $13,320.

Securities Purchase Agreement with L2 Capital, LLC and Promissory Note

On December 18, 2017, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with L2 Capital, LLC (“L2 Capital”) pursuant to which the Company issued a convertible promissory note (the “Note”) to L2 Capital, in the original principal amount of $99,000, in consideration of the payment by L2 Capital of a purchase price equal to $90,000, with $9,000 retained by L2 capital as original issue discount. As additional consideration for the loan, the Company issued 1,250,000 shares of its common stock to L2 Capital as a commitment fee. The Securities Purchase Agreement contains covenants, representations and warranties of the Company and L2 Capital that are typical for transactions of this type. The transaction was finalized on December 28, 2017. For complete details regarding this transaction, see Note 12 – Subsequent Events to the financial statements included in this Annual Report on Form 10-K.

Note Purchase and Assignment Agreement; Replacement Convertible Promissory Note

On January 3, 2018, the Company entered into a Note Purchase and Assignment Agreement (the “Assignment Agreement”) with L2 Capital, LLC (“L2 Capital”) and the holder (the “Seller”) of an outstanding promissory note of the Company (the “Original Note”) pursuant to which the Seller agreed to sell and assign to L2 Capital, and L2 Capital agreed to purchase from the Seller, the Original Note.  The Original Note, which became due and payable on February 4, 2016, had outstanding principal and accrued interest of $47,118 as of January 3, 2018.  Pursuant to the Assignment Agreement, the Company issued a new promissory note dated January 3, 2018 to L2 Capital to replace the Original Note (the “Replacement Note”).  The Replacement Note, which has an original principal balance of $47,118, accrues interest at a rate of 7% per annum, with principal and interest payable on June 3, 2018. For a more complete summary of this transaction, see Note 12 – Subsequent Events to the financial statements included in this Annual Report on Form 10-K.

February 12, 2018 Promissory Note

On February 12, 2018, the Company signed a promissory note for $25,000 with a revocable trust of Robert W. Shirk, one of the Company’s directors.  The note has an interest rate of 5% per annum.  Principal and accrued interest thereon are due and payable on the six month anniversary of the note.

Cash Advances

On February 28, 2018, two officers of the Company advanced a total of $20,000 to the Company for working capital use.  Reimbursement of the advances is anticipated to be made within 30 days of the advances and there are no penalty or interest factors attached to such advances.

Factors Affecting Future Mineral Exploration Results

Since inception we have only received miscellaneous income from the sale of test loads of iron ore to a construction contractor in fiscal 2016 and the sale of two test smelts on concentrates processed at our pilot plant located in Phoenix, Arizona in fiscal 2017. As a result, we have only a limited history upon which to evaluate our future potential performance. Our potential must be considered by evaluation of all risks and difficulties encountered by exploration companies which have not yet established business operations and anticipated results and situations of entering active exploration activities.

The price of gold and silver has experienced both increases and decreases in value over the past five years.  A historical chart of their respective prices is contained in Item 1, the “Business” portion of this Annual Report.  Beginning in April 2013, the price of gold and silver has experienced volatile upward and downward swings. A significant permanent drop in the price of gold, silver or other precious metals may have a materially adverse effect on the future results of potential exploration activities and the opportunity to market the sale of the El Capitan Property and the potential future revenue derived from the sale of concentrates. The El Capitan Property is an open pit mine with lower production costs and a material increase in costs associated with the recovery of precious metals may also cause a material adverse effect on the financial success of the Company and our ability to market the sale or enter into a joint venture on the El Capitan Property.

Time delays in obtaining any necessary future approvals from the various governmental agencies, both federal and state, may also cause delays, all of which are not under our control, in achieving our strategic business plan and current plan of operation. At this time, the Company has no formal plan in place for additional mineral exploration activities in fiscal 2018.

Off-Balance Sheet Arrangements

During the fiscal year ended September 30, 2017, we did not engage in any off-balance sheet arrangements as set forth in Item 303(a)(4) of the Regulation S-K.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Note 1, “Business, Basis of Presentation and Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for the fiscal year ended September 30, 2017, describes our significant accounting policies which are reviewed by management on a regular basis.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our exposure to market risks is limited to changes in interest rates. We do not use derivative financial instruments as part of an overall strategy to manage market risk. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EL CAPITAN PRECIOUS METALS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of
El Capitan Precious Metals, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of El Capitan Precious Metals, Inc. (the “Company”) and subsidiaries as of September 30, 2017, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at September 30, 2017, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Semple, Marchal & Cooper, LLP
Certified Public Accountants

We have served as the Company’s auditor since 2018

Phoenix, Arizona
March 30, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
El Capitan Precious Metals, Inc.
Prescott, Arizona

We have audited the accompanying consolidated balance sheet of El Capitan Precious Metals, Inc. and its subsidiaries (collectively, the “Company”) as of September 30, 2016, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of El Capitan Precious Metals, Inc. and its subsidiaries as of September 30, 2016, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
January 13, 2017

EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$80,416	$296,619
Prepaid expense and other current assets	36,596	135,196
Inventory	165,040	252,466
Total Current Assets	282,052	684,281

Property and equipment, net of accumulated depreciation of $212,989 and $128,748, respectively	572,711	577,883
Exploration property	257,000	1,864,608
Restricted cash	79,861	74,504
Deposits	22,440	22,440
Total Assets	$1,214,064	$3,223,716

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$228,922	$224,079
Current portion of long-term debt	8,520	—
Notes payable, net of unamortized discounts of $0 and $1,769, respectively	452,261	857,219
Convertible note payable, net of unamortized discount of $73,246 and $0, respectively	23,438	—
Note payable, related party	30,000	30,000
Derivative instruments liability	606,330	—
Accrued compensation - related parties	72,700	500,000
Accrued liabilities	130,716	407,332
Total Current Liabilities	1,552,887	2,018,630

LONG-TERM LIABILITY:
Note payable, net of current portion	12,805	—
Total Liabilities	1,565,692	2,018,630

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 51 and 51 shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 430,433,547 and 366,254,777 shares issued and outstanding, respectively	430,434	366,255
Additional paid-in capital	216,463,060	212,865,439
Accumulated deficit	(217,245,122)	(212,026,608)
Total Stockholders’ Equity (Deficit)	(351,628)	1,205,086
Total Liabilities and Stockholders’ Equity (Deficit)	$1,214,064	$3,223,716

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2017	2016
OPERATING EXPENSES:
Mine, exploration and pilot plant costs	1,796,246	2,232,191
Impairment of exploration property	1,607,608	—
Professional fees	16,597	210,896
Administrative consulting fees	350,000	240,000
Legal and accounting fees	139,486	216,028
Other general and administrative	151,132	260,337
Total Operating Expenses	4,061,069	3,159,452

LOSS FROM OPERATIONS	(4,061,069)	(3,159,452)

OTHER INCOME (EXPENSE):
Interest income	27	20
Net miscellaneous income (expense)	12,745	(350)
Loss on derivative instruments	(314,751)	(767,940)
Loss on debt extinguishment	(660,376)	(80,396)
Interest expense – related party	(5,400)	(4,438)
Interest expense	(189,690)	(495,181)
Total Other Income (Expense), Net	(1,157,445)	(1,348,285)

LOSS BEFORE PROVISION FOR INCOME TAXES	(5,218,514)	(4,507,737)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(5,218,514)	$(4,507,737)

Basic and Diluted Per Share Data:
Net Loss Per Share - basic and diluted	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding:
Basic and diluted	398,910,972	318,237,726

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED SEPTEMBER 30, 2017 AND 2016

					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at September 30, 2015	285,398,000	$285,398	51	$—	$207,701,091	$(207,518,871)	$467,618
Common stock issued for services and to contract miners	38,026,842	38,027	—	—	2,232,629	—	2,270,656
Options expense	—	—	—	—	31,206	—	31,206
Sales of common stock for cash	13,072,636	13,073	—	—	858,606	—	871,679
Stock placement fees	—	—	—	—	(25,000)	—	(25,000)
Common stock issued for conversion of notes payable and accrued interest	23,120,702	23,121	—	—	686,430	—	709,551
Common stock issued for accrued compensation and payable	4,339,324	4,339	—	—	219,497	—	223,836
Common stock issued for accrued liability	2,147,273	2,147	—	—	111,659	—	113,806
Warrants issued with debt extinguishment	—	—	—	—	16,775	—	16,775
Financial derivatives associated with convertible notes	—	—	—	—	1,027,838	—	1,027,838
Common stock issued as deferred financing cost	150,000	150	—	—	4,708	—	4,858
Net loss	—	—	—	—	—	(4,507,737)	(4,507,737)
Balances at September 30, 2016	366,254,777	$366,255	51	$—	$212,865,439	$(212,026,608)	$1,205,086
Common stock issued for services to pilot plant operator	14,500,000	14,500	—	—	887,300	—	901,800
Options expense	—	—	—	—	5,388	—	5,388
Sales of common stock for cash	21,924,992	21,925	—	—	883,086	—	905,011
Common stock issued for conversion of notes payable and accrued interest	7,001,597	7,002	—	—	387,267	—	394,269
Common stock issued for accrued compensation and payable	13,595,124	13,595	—	—	951,314	—	964,909
Common stock issued for accrued liability	7,157,057	7,157	—	—	558,585	—	565,742
Warrants issued with debt extinguishment	—	—	—	—	16,260	—	16,260
Financial derivatives associated with convertible notes	—	—	—	—	(91,579)	—	(91,579)
Net loss	—	—	—	—	—	(5,218,514)	(5,218,514)
Balances at September 30, 2017	430,433,547	$430,434	51	$—	$216,463,060	$(217,245,122)	$(351,628)

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,218,514)	$(4,507,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrant and option expense	5,388	31,206
Stock-based compensation	940,992	1,884,102
Amortization of debt discounts	148,523	407,182
Non-cash financing costs	375	—
Depreciation	86,101	66,596
Impairment of exploration property	1,607,608	—
Loss on debt extinguishment	660,376	80,396
Loss on derivative instruments	314,751	767,940
Gain on disposition of fixed asset	—	(352)
Net change in operating assets and liabilities:
Prepaid expenses and other current assets	151,052	9,200
Inventory	119,519	—
Accounts payable	4,843	(14,305)
Accrued compensation - related parties	72,700	380,000
Accrued liabilities	51,072	191,425
Net Cash Used in Operating Activities	(1,055,214)	(704,347)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(46,718)	(2,385)
Proceeds from asset disposition	—	6,937
Restricted cash	(5,357)	(5)
Net Cash Provided by (Used in) Investing Activities	(52,075)	4,547

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	905,011	871,679
Proceeds from convertible notes payable, net of original issue discounts (2016)	200,000	321,800
Payments on notes payable	(150,000)	(215,000)
Payments on finance contracts	(63,925)	(53,453)
Net Cash Provided by Financing Activities	891,086	925,026

NET INCREASE/(DECREASE) IN CASH	(216,203)	225,226
CASH, BEGINNING OF YEAR	296,619	71,393
CASH, END OF YEAR	$80,416	$296,619
(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Years Ended September 30,
	2017	2016

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$8,705	$57,145
Cash paid for income taxes	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued with debt modification	—	4,858
Common stock issued on settlement of debt and accrued interest	$256,028	$307,982
Common stock issued for related party payables	500,000	151,161
Common stock issued for third party payables	316,943	321,178
Common stock issued for operation costs to pilot plant vendor	861,192	—
Common stock issued for inventory to pilot plant vendor	32,093	241,393
Common stock issued for fixed asset to pilot plant vendor	8,515	—
Common stock issued for prepayment of services	—	41,535
Common stock issued on conversion of notes payable and accrued interest	128,033	306,878
Purchase of fixed asset through finance contract	26,071	—
Purchase of insurance through financing contracts	52,452	61,157
Debt discount from derivative liabilities	200,000	259,898
Derivative allocation between liability and equity	(91,579)	1,027,838
Reclassification of accrued interest to note principal balance outstanding	—	5,940
Convertible debt issued for stock issuance cost	—	25,000
Fixed assets purchased on accounts payable	—	60,612

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

The Company is an exploration stage company as defined by the SEC’s Industry Guide 7 as the Company has no established reserves as required under Industry Guide 7. We have owned interests in several properties located in the southwestern United States in the past. We are principally engaged in the exploration of precious metals and other minerals on the El Capitan property located near Capitan, New Mexico (the “El Capitan Property”). We recorded nominal miscellaneous income in the fiscal years ended September 30, 2016 and 2017, resulting from the sale of test loads of iron ore to a construction contractor in fiscal 2016 and the sale of two test smelts on concentrates processed at a pilot plant located in Phoenix, Arizona in fiscal 2017.

We commenced mineral exploration activity in the quarter ended December 2015 under our modified mining permit. In November 2016 we completed certain mining activity at the El Capitan Property and developed a plan for a pilot plant in Phoenix, Arizona to work on concentrating the processed head ore produced in our fiscal year 2016. However, we have not yet demonstrated the existence of proven or probable reserves at our El Capitan Property. As a result, and in accordance with accounting principles generally accepted in the United States for exploration stage companies, all expenditures for exploration and evaluation of our property are expensed as incurred.

The quarter ended March 31, 2017 marked the beginning of operations at the pilot plant established in Phoenix, Arizona by a Company vendor to house equipment that processes concentrates recovered at the El Capitan Property. Although the pilot plant, including the equipment, are owned by its operator and not by the Company, its establishment brought the Company a significant step closer to recognizing revenue from the sale of concentrates.

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

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.  This had no effect on net loss or net loss per share.

Basis of Presentation and Going Concern

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company currently has no established source of revenue to cover its costs. The Company has incurred recurring losses from operations and has a working capital deficit as of September 30, 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To continue as a going concern, the Company is dependent on achievement of cash flow and potential cash flow from entering a limited production stage of operations at the pilot plant in Phoenix, Arizona. The Company does not have adequate liquidity to fund its current operations, meet its obligations and continue as a going concern. The Company currently has an “equity line” financing arrangement under a Purchase Agreement with L2 Capital, LLC.  In the past the Company has secured working capital loans to assist in financing its activities for the near term. The Company may also pursue other financing alternatives from time to time, including short-term operational strategic financing or equity financing, to fund its activities until it can achieve cash flow and profits from limited operations and develop a strategic plan for operations at the El Capitan Property through purchase of the property or joint a venture with a company that would include operating at the mine site. The Company’s consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Fair Value of Financial Instruments

The fair values of the Company’s financial instruments, which include cash, restricted cash, accounts payable, accrued liabilities and notes payable, approximate their carrying amounts because of the short maturities of these instruments or for restricted cash and long-term portions of notes payable, based on interest rates currently available to us for instruments with similar maturities, which represent Level 3 fair value inputs. Refer to Note 7, Fair Value Measurements, for discussion of the derivative instruments liability.

Management Estimates and Assumptions

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from these estimates. We used significant estimates when accounting for the carrying value of inventory, property and equipment, and exploration property, and the valuation of stock-based compensation and derivative instrument liabilities.

Cash and Cash Equivalents

The Company considers those short-term, highly liquid investments with maturities of three months or less as cash and cash equivalents. At times, cash in banks may be in excess of the FDIC limits.

Pilot Plant Expenditures

The Company has made expenditures to the operator of a pilot plant which has been established to house equipment obtained from China that processes concentrates recovered at the El Capitan Property. The pilot plant, including the equipment, is owned by the operator of the pilot plant and not by the Company. The expenditures made by the Company are for site improvements, equipment and ancillary equipment required to attain the through put goal of management. The Company has expensed all costs associated with the pilot plant operation in the current fiscal year.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Pilot Plant Expenditures (Continued)

The arrangements for repayment are included in the operating agreement with the operator (“Agreement”). From proceeds of precious metal concentrates sales, all costs incurred by each party for the period are reimbursed to the parties to the Agreement. Any remaining proceeds from the concentrate revenue will be divided equally.

Inventory

Inventories include mineralized material stockpile, concentrate, iron ore inventories and road base. Inventories are carried at the lower of average cost or estimated net realizable value.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, with any resultant gain or loss being recognized as a component of operating income or expense. Depreciation is computed over the estimated useful lives of the assets using the straight-line method. Maintenance and repairs are charged to operations as incurred. Betterments or renewals are capitalized, when applicable.

Restricted Cash

Restricted cash consists of two certificates of deposits in favor of the New Mexico Minerals and Mining Division for a total of $79,861. As of September 30, 2016, the restricted cash was $74,504.  The amount was increased by $5,357 during the fiscal year ended September 30, 2017 with the issuance of an additional bond for road remediation.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Exploration Property Costs

Exploration property costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on the El Capitan Property. The Company has capitalized $1,864,608 of exploration property acquisition costs reflecting its investment in the El Capitan Property as of September 30, 2016. The Company has recorded an impairment loss on the exploration property of $1,607,608 at September 30, 2017.  See “Impairment of Long-Lived Assets,” below.

Net Income (Loss) Per Share

The Company calculates net income (loss) per share as required by Accounting Standards Codification subtopic 260-10, Earnings per Share (ASC 260-10”). Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. For the fiscal years ended September 30, 2017 and 2016, the impact of outstanding stock equivalents has not been included as they would be anti-dilutive. As a result, 11,262,500 and 11,137,500 options and 9,181,526 and 5,332,773 warrants were excluded during the fiscal years ended September 30, 2017 and 2016, respectively.

Stock-Based Compensation

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

During the fiscal years ended September 30, 2017 and 2016, the Company recognized aggregate stock-based administrative compensation of $85,188 and $31,206, respectively, in connection with the issuance of common stock options and common stock to administrative personnel, directors and consultants.

During the fiscal years ended September 30, 2017 and 2016, the Company recognized stock-based compensation of $861,192 and $1,884,102, respectively, in connection with the issuance of common stock to our mine contractor. These costs incurred were attributable to the pilot plant operation, mining operations and Mine Safety and Health Administration (“MSHA”) mine regulation consulting.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

An impairment loss is recognized when estimated future cash flows expected to result from the asset and its eventual disposition is less than its carrying amount. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal.

As of September 30, 2017, the exploration property was deemed to be impaired and written down to the estimated fair value. The estimated fair value was determined by the estimated current market value of a similar exploration property in the county and the lack of information at the time of this report as to the present value of the estimated future cash inflows on the exploration property. The estimated carrying value exceeded our estimated fair value by $1,607,608 as of September 30, 2017. An impairment loss of that amount has been charged to operations in our fiscal year ended September 30, 2017. There was no impairment to long-lived assets for the Company’s fiscal year ended September 30, 2016.

Income Taxes

The Company computes deferred income taxes under the asset and liability method prescribed by FASB ASC 740. Under this method, deferred tax assets and liabilities are recognized for temporary differences between the financial statement amounts and the tax basis of certain assets and liabilities by applying statutory rates in effect when the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. While the Company has not incurred penalties and interest, any such amounts would be included in income tax expense in the accompanying consolidated statements of operations.

Revenue Recognition

When revenue is generated from operations, it will be recognized in accordance with FASB ASC 605. In general, the Company will recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. Revenue generated and costs incurred under this agreement will be reported on a net basis in accordance with FASB ASC 605-45. There was minimal revenue generated for the Company’s fiscal years ended September 30, 2016 and 2017. This revenue has been recorded in net miscellaneous income for accounting purposes.

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred physically, the price is fixed or determinable, no related obligations remain and collectability is probable.

Sales of all metals products sold directly to the Company’s metals buyers, including by-product metals, are recorded as revenues upon the buyer receiving all required documentation necessary to take physical delivery of the metals product as in the case of concentrate.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss on Debt Extinguishment

During the fiscal years ended September 30, 2017 and 2016, the Company recorded loss on debt extinguishment of $660,376 and $80,396, respectively.

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

When required to arrive at the fair value of derivatives associated with the Note and warrants, a Monte Carlo model was utilized that values the Note and warrants based on average discounted cash flow factoring in the various potential outcomes by a contracted Chartered Financial Analyst (“CFA”). In determining the fair value of the derivatives the CFA assumed that the Company’s business would be conducted as a going concern.

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

Recently Issued Accounting Pronouncements

Other than as set forth below, management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 amends several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted any interim or annual period. If early adopted, an entity must adopt all of the amendments in the same period. The Company is currently evaluating the potential impact of the adoption of ASU 2016-09 on the Company’s consolidated financial statements.

In August, 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (a consensus of the Emerging Issues Task Force) effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the potential impact of the adoption of ASU No. 2016-15 on the Company's consolidated financial statements.

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

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)

In July 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.” Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. ASU 2017-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is considering the impact of ASU No. 2017-11. Upon adoption, the conversion features of certain of its convertible notes payable and equity instruments that contain “down round” provisions will not be bifurcated and will not be recorded as a derivative liability.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC during the current reporting period did not, or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

Consulting Agreements

Effective May 1, 2009, the Company commenced informal arrangements with an individual, who is currently an officer, pursuant to which such individual serves as support staff for the functioning of the home office and all related corporate activities and projects. The aggregate monthly payments under the informal arrangements are $6,667. There is no written agreement with this individual. At September 30, 2017 and 2016, this individual had accrued and unpaid compensation of $10,000 and $40,000, respectively, recorded in accrued compensation – related parties. During the year ended September 30, 2017, the Company issued 487,806 shares of restricted common stock and 487,806 shares of S-8 common stock to this individual for payment of accrued compensation of $40,000. The fair value of the stock was $86,732 and the Company recorded a loss on extinguishment of debt of $46,732.

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

During the fiscal year ended September 30, 2017, the Company awarded the retired president and a director $90,000 in back pay. At September 30, 2017 and 2016, this individual had accrued and unpaid compensation and expenses of $40,200 and $145,000, respectively, recorded in accrued compensation – related parties. During the year ended September 30, 2017, the Company issued 1,768,293 shares of restricted common stock and 2,768,293 shares of S-8 common stock to this individual as payment of accrued compensation of $194,800. The fair value of the stock was $248,910 and the Company recorded a loss on extinguishment of debt of $54,110.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – RELATED PARTY TRANSACTIONS (Continued)

Consulting Agreements (Continued)

In January 2012, the Company retained the consulting services of Management Resource Initiatives, Inc. (“MRI”), a company controlled by John F. Stapleton who served as the Chief Financial Officer and a director of the Company at that time and who currently serves as President and Chief Executive Officer and a director of the Company. The current monthly consulting fee for such services is $15,000. Total consulting fees expensed to MRI for the fiscal years ended September 30, 2017 and 2016 was $180,000 and $180,000, respectively. At September 30, 2017 and 2016, MRI had accrued and unpaid compensation of $22,500 and $315,000, respectively, recorded in accrued compensation – related parties. During the fiscal year ended September 30, 2017, the Company issued 3,841,463 shares of restricted common stock and 3,841,463 shares of S-8 common stock to the individual controlling MRI as payment of the 2016 accrued compensation of $315,000. The fair value of the stock was $599,267 and the Company recorded a loss on extinguishment of debt of $284,268.

Total administrative consulting fees expensed under these informal arrangements for both the fiscal years ended September 30, 2017 and 2016 was $350,000 and $240,000, respectively. In the fiscal year ended September 30, 2016, $170,000 of the MRI compensation was recorded as consulting fees.

On February 4, 2015, the Company signed a $30,000 promissory note payable to MRI, at 18% interest per annum, due and payable on February 4, 2016. As an inducement for the loan represented by the note, the Company issued 200,000 shares of restricted common stock of the Company to MRI. The Company approved amending the note to extend the maturity date from February 4, 2016 to February 4, 2017 under the original terms of the Agreement. On March 29, 2017, the Company extended the note for six months to August 4, 2017, and agreed to grant 200,000 shares to MRI as compensation for the extension and the shares were issued at a market value of $12,000 on the date of issuance. As of September 30, 2017, the loan is in default and currently due. See Note 6 – Notes Payable, February 4, 2015 Unsecured Promissory Notes.

Effective September 5, 2017, the Board of Directors of the Company increased the size of the Board from five to seven members and elected John Balding and Bob Shirk as directors of the Company filling the two vacancies resulting from such increase.  Upon the acceptance of their election, the term of their service as directors began on September 12, 2017.

NOTE 3 – INVENTORY

The following table provides the components of inventory as of September 30, 2017 and 2016:

	September 30,
	2017	2016

Mineralized material stockpile	$66,863	$87,840
Concentrate	81,718	146,738
Iron ore	16,459	17,888

Total	$165,040	$252,466

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PROPERTY AND EQUIPMENT

Major classes of property and equipment together with their estimated useful lives, consisted of the following at September 30, 2017 and 2016:

	Useful	September 30,
	Lives	2017	2016

Computers and office equipment	3 years	$6,626	$8,486
Automotive equipment	5 years	58,852	15,042
Mine equipment	3-10 years	532,285	532,285
Equipment structures and other	7-10 years	102,583	73,979
Lab and equipment	5 years	69,127	60,612
Permits	15 years	16,227	16,227
		785,700	706,631
Less: accumulated depreciation		(212,989)	(128,748)

Net property and equipment		$572,711	$577,883

Depreciation expense during the fiscal years ended September 30, 2017 and 2016 totaled $86,101 and $66,596, respectively.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following at September 30, 2017 and 2016:

	September 30,
	2017	2016

Accounting and legal	$35,500	$285,025
Mining costs	—	60,613
Miscellaneous	6,510	—
Interest	88,706	61,694

	$130,716	$407,332

NOTE 6 – NOTES PAYABLE

Agreements with Logistica U.S. Terminals, LLC

Under an agreement with Logistica U.S. Terminals, LLC (“Logistica”) dated February 28, 2014, Logistica agreed to remit a $400,000 payment on the Company’s behalf that represented the remaining balance of the Company’s purchase price for a heavy ore trailing separation line to be used for processing of mineralized material at the El Capitan Property mine site. The Company previously remitted $100,000 toward the purchase of such equipment. In consideration for Logistica remitting such payment, the Company agreed to deliver a $400,000 promissory note to Logistica and issued 2,500,000 shares of common stock to a designee of Logistica under the Company’s 2005 Stock Incentive Plan. The promissory note accrues interest at 4.5%, with principal and accrued interest payments to be made out of the Company’s proceeds from sale of iron extracted from mineralized material as part of the Company’s exploration activities, with no stated maturity date. The promissory note is secured by the purchased equipment. As of September 30, 2017, the outstanding balance under this note payable was $400,000 and accrued interest on the note was $64,603.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – NOTES PAYABLE (Continued)

Agreements with Logistica U.S. Terminals, LLC (Continued)

On January 5, 2016, we entered into our current agreement with Logistica U.S. Terminals, LLC (“Logistica”). Under the agreement we will provide to Logistica concentrated ore to their specifications at the mine site. Logistica will transport, process, and refine the precious metals concentrates to sell to precious metals buyers. The terms of the agreement provide for the recovery of hard costs related to the concentrates by both parties prior to the distribution of profits. The agreement also provided for the issuance of 10,000,000 shares of our restricted common stock and the elimination of a $100,000 accrued liability to Logistica for prior services rendered. When certain terms and conditions are met, the Agreement calls for Logistica to arrange for a letter of credit for working capital for the mining, processing and sale activities under the Agreement. The letter of credit was never put in place. The shares were issued in August 2016. The agreement superseded previous agreements between the Company and Logistica.

October 17, 2014 Note and Warrant Purchase Agreement

On October 17, 2014, we entered into a private Note and Warrant Purchase Agreement with an accredited investor pursuant to which we borrowed $500,000 against delivery of a promissory note (the “2014 Note”) in such amount and issued warrants to purchase 882,352 shares of our common stock. The 2014 Note carries an interest rate of 8% per annum, was initially due on July 17, 2015 and was secured by a first priority security interest in all right, title and interest of the Company in and to the net proceeds received by the Company from its sale of tailings separated from iron recovered by the Company at the El Capitan Property. On August 24, 2015, the maturity date of the 2014 Note was mutually extended to January 17, 2016. In consideration of the extension, the Company issued a common stock purchase warrant to purchase 4,714,286 shares (subject to adjustment) of our common stock at an exercise price of $0.07 per share. The warrant previously issued on October 17, 2014 for 882,352 shares was cancelled. On January 19, 2016, the maturity date of the 2014 Note was further extended to September 19, 2016. The 2014 Note was in default. In consideration of the extension, we issued to the investor a fully vested three year common stock purchase warrant to purchase 471,429 shares (subject to adjustment) of common stock of the Company at an exercise price of $0.051 per share, the closing price on the date of the agreed extension agreement. The fair value of the warrants was determined to be $16,775 using Black-Scholes option price model and was expensed during the three months ended March 31, 2016. The 2014 Note was delinquent and principal payments of $100,000 were made on the 2014 Note. During the six months ended March 31, 2017, the outstanding principal balance of the amended 2014 Note was reduced $150,000 and related accrued interest payments of $6,115 was made.  On March 29, 2017, the Company authorized outstanding principal and accrued interest under the 2014 Note as of March 29, 2017 to be converted into common stock at the conversion price of $0.08126 per share. The parties entered into an agreement of exchange dated March 30, 2017. The outstanding principal balance and accrued interest under the 2014 Note at the time of conversion were $250,000 and $6,027, respectively. The principal and accrued interest was converted into 3,150,719 shares of common stock at a fair market value of $266,236 and the Company recorded a loss on extinguishment of debt of $10,209. In connection with the conversion of the note payable on March 30, 2017, the Company issued a fully vested three year warrant to purchase 250,000 shares of common stock of the Company at an exercise price of $0.08126 per share. The fair value of the warrants was determined to be $16,258 using the Black-Scholes option pricing model and was recorded as a loss on extinguishment of debt.

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

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – NOTES PAYABLE (Continued)

December 2, 2015 Securities Purchase Agreement (Continued)

The note contained an embedded conversion option and was separated from the note and accounted for as a derivative instrument at fair value and discount to the note and is expensed over the life of the note under the effective interest method. The initial carrying value of the embedded conversion option exceeded the net proceeds received and created a derivative loss of $132,068. The Company recorded a loan discount of $114,400 and the discount included OID interest of $10,400 and related loan costs of $12,000. For the year ended September 30, 2016, the discount amortization was $114,400 and during the period of conversion we issued 6,341,355 shares of restricted common stock in satisfaction of $114,400 principal and accrued interest of $5,816.

January 26, 2016 Securities Purchase Agreement

On January 26, 2016 (the “Effective Date”), we entered into a Securities Purchase Agreement (the “SPA”) for an $180,000 convertible note with an accredited investor, with an annual interest rate of 7%. The note contains an OID of $18,000 and related legal costs of $6,000. The net proceeds received by the Company were $156,000. The maturity date of the note is January 26, 2017. Interest is due on or before the maturity date. We may redeem the note by prepaying the unpaid principal and interest on the note, upon notice, any time prior to 180 days after the Effective Date. If redemption is (i) prior to the 30th day the note is in effect (including the 30th day), the redemption will be 105% of the unpaid principal amount and accrued interest; (ii) if the redemption is on the 31st day up to and including the 60th day the note is in effect, the redemption price will be 115% of the unpaid principal amount of the note along with any accrued interest; (iii) if the redemption is on the 61st day up to and including the 120th day the note is in effect, the redemption price will be 135% of the unpaid principal amount of the note along with any accrued interest; if the redemption is on the 121st day up to and including the 180th day the note is in effect, the redemption price will be 150% of the unpaid principal amount of the note along with any accrued interest. The redemption must be closed and paid for within three business days of the Company sending the redemption demand. The note may not be prepaid and redeemed after the 180th day. The note is convertible into shares of the Company’s common stock at any time beginning on the date which is 181 days following the Effective Date. The conversion price is equal to 55% of the lowest trading price of our common stock as reported on the QTCQB for the 10 prior trading days and may include the day of the Notice of Conversion under certain circumstances. The Company agreed to reserve an initial 10,800,000 shares of common stock for conversions under the note (the “Share Reserve”). We also agreed to adjust the Share Reserve to ensure that it always equals at least three times the total number of shares of common stock that is actually issuable if the entire note were to be converted. The OID interest of $18,000 and related loan costs of $6,000 was recorded as a discount to the note and was being amortized over the life of the loan as interest expense.

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

NOTE 6 – NOTES PAYABLE (Continued)

February 4, 2015 Unsecured Promissory Notes

On February 4, 2015, we issued unsecured promissory notes in the aggregate principal amount of $63,000, of which a $30,000 note was issued to MRI, a company controlled by John F. Stapleton, who served as the Chief Financial Officer and a director of the Company at that time and who currently serves as President and Chief Executive Officer and a director of the Company. Outstanding amounts under these notes accrue interest at 18% per year, with all principal and accrued interest being due and payable on February 4, 2016. As additional consideration for the loans, we issued 200,000 shares of our restricted common stock for each note for a total of 400,000 shares to the lenders. The relative fair value of the common stock was determined to be $21,211 and was recorded as discounts to the promissory notes and was amortized to interest expense over the life of the notes. On February 4, 2016, one of the promissory notes was amended to extend the maturity date from February 4, 2016 to February 4, 2017 and reduce the interest rate to 10% per year. The Company also agreed to capitalize the $5,940 of accrued interest on the note at February 4, 2016 and add it to principal. In consideration of the amendment, the Company agreed to issue 150,000 shares of restricted common stock of the Company to the noteholders, the issuance of which was approved by the Board of Directors on April 22, 2016. MRI, the holder of the other note, agreed to extend its maturity date to February 4, 2017 at the same rate of interest and in consideration for the issuance of 200,000 shares of our restricted common stock; and the shares were issued in April 2017 at a market value on the date of issuance of $12,000. On March 29, 2017, both noteholders agreed to extend the maturity date of the notes for six months, to August 4, 2017.  Our obligations under both notes are personally guaranteed by a Company’s director and who was the Chief Executive Officer at the time the notes were issued.

As of September 30, 2017, the aggregate outstanding balance under these notes was $68,940, the aggregate accrued interest was $21,267 and the unamortized discount on the notes payable was $0. During the fiscal years ended September 30, 2017 and 2016, amortization expense of $1,769 and $19,442, respectively, was recognized. As of September 30, 2017, both notes are in default and currently due.

April 16, 2015 Installment Loan

On April 16, 2015, we entered into an agreement with a third party financing source pursuant to which the lender committed to loan the Company a total of $200,000 in installments, all of which were advanced.

The loan accrued interest at 10% per year, with all principal and accrued interest being due and payable on April 17, 2016. To secure the loan, we granted the lender a security interest in the AuraSource heavy metals separation system located on the El Capitan Property. As additional consideration for the loan, the Company issued 3,000,000 shares of our restricted common stock to the note holder. The note, including a portion of accrued interest of $7,500, was satisfied in its entirety in December 2015 in exchange for 3,772,728 restricted shares of our restricted common stock. The note and accrued interest retired aggregated $207,500 and the fair value of the stock was $215,423. The Company recorded a loss on extinguishment of debt of $7,923. At September 30, 2017 and 2016, unpaid accrued interest remained of $2,466.

Financing of Insurance Premiums and Truck Purchase

On August 15, 2016, we entered into an agreement to finance a portion of our liability insurance premiums in the amount of $28,384 at an interest rate of 7.25% with equal payments of $2,934, including interest, due monthly beginning July 14, 2016 and continuing through April 14, 2017. As of September 30, 2017, the outstanding balance under this note payable was $0.

On November 14, 2016, we entered into an agreement to finance director and officer insurance premiums in the amount of $25,224 at an interest rate of 5% with equal payments of $2,581, including interest, due monthly beginning December 21, 2016 and continuing through September 21, 2017. As of September 30, 2017, the outstanding balance under this note payable was $0.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – NOTES PAYABLE (Continued)

Financing of Insurance Premiums and Truck Purchase (Continued)

On February 23, 2017, we entered into an agreement to finance a Ford F-450 truck for transporting mineralized ore in the amount of $26,071 at an interest rate of 4.99% and 36 monthly payments of $781, due monthly beginning March 25, 2017, and continuing through February 25, 2020. As of September 30, 2017, the outstanding balance under this note payable was $21,325. The Chief Financial Officer co-signed on behalf of the Company on the finance contract.

On June 13, 2017, we entered into an agreement to finance our liability insurance premiums in the amount of $22,277, with a down payment of $3,342 and $18,935 financed at an interest rate of 4.0% with equal payments of $1,928, including interest, due monthly beginning July 14, 2017 and continuing through April 14, 2018. As of September 30, 2017, the outstanding balance under this note payable was $13,320.

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

With the conversion amendment described below with the new advance and extension of the original advance, the new conversion price was changed to 75% of the average of the two lowest daily trades in the five day period prior to the noteholder’s delivery of a conversion notice.

During the quarter ended September 30, 2017, the accredited investor converted the first advance and accrued interest aggregating $113,768 into 3,403,890 shares of common stock. During the year ended September 30, 2017, the Company expensed the note discount of $110,000. At September 30, 2017, the first advance note balance, accrued interest and unamortized note discount were all $0.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – NOTES PAYABLE (Continued)

Note Amendment, New Funding and Conversion

On July 24, 2017, the Company amended the maturity date of the $100,000 initial advance under the Securities Purchase Agreement and the corresponding Note dated February 21, 2017. The maturity date for first advance was extended to November 15, 2017 and the conversion price of each advance under the Note was changed to equal the lesser of (a) the volume weighted average price of the Company’s common stock on the trading day prior to such advance or (b) 75% of the average of the two lowest daily trades in the five day period prior to the noteholder’s delivery of a conversion notice. All other terms and conditions of the Note remain in full force and effect.

On July 28, 2017, the Company received a second $100,000 advance under the Investor Agreement and the corresponding Note, resulting in additional outstanding principal of $110,000 after taking into account the original issue discount.  The second advance is subject to the terms and conditions under the Promissory Note and interest and principal are due January 28, 2018. Outstanding amounts under this advance are convertible at the election of the noteholder at a conversion price of the lower of $0.0617 or 75% of the average of the two lowest daily trades in the five-day period prior to the noteholder’s delivery of a conversion notice.  The Company also issued a three year warrant to purchase up to  891,410 shares of the Company’s common stock at a per share exercise price  of $0.2468. The warrant provides for cashless exercise at the election of the holder if, on the date on which the warrant is exercised, the warrant is in-the-money and a registration statement registering the issuance of the underlying warrant shares is not effective. As part of the second advance, the Company initially reserved 7,000,000 shares of common stock for issuance upon possible conversion of the advance and exercise of the warrant.

As set forth in the Statement of Financial Accounting Standard No. 820-10-35-37, as further described in Note 7 below, a fair value hierarchy was developed to rank the reliability of inputs that reflect assumptions used as a basis for determining fair value. ASC 820 emphasizes that valuation techniques (income, market, and cost) used to measure the fair value of an asset or liability should maximize the use of observable inputs, that is, inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. The ASC 820 accounting standard requires companies use actual market data, when available or models, when unavailable. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available, except when it might not represent fair value at the measurement date. When using models, ASC 820 provides guidance on appropriate valuation techniques and addresses the inherent valuation issue of risk. A fair value measurement should include an adjustment for risk if market participants would include one in pricing the related asset or liability, even if the adjustment is difficult to determine.

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

The fair value of the embedded derivatives on the first note advance at inception was $71,635 and the derivative associated with the warrants at inception was $256,028. Derivatives aggregating at inception of $88,329 were allocated to loan discount and $239,334 was expensed as a one day derivative loss.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – NOTES PAYABLE (Continued)

Note Amendment, New Funding and Conversion (Continued)

The fair value of the embedded derivatives on the second note advance at inception was $105,918 and the derivative associated with the warrants at inception was $217,442. Derivatives aggregating at inception of $100,000 were allocated to loan discount and $223,360 was expensed as a one day derivative loss.

During the quarter ended September 30, 2017, the accredited investor converted a portion of the second advance and accrued interest aggregating $14,265 into 446,988 shares of common stock. During the year ended September 30, 2017, the Company on this advance expensed note discount of $36,754. As of September 30, 2017, the outstanding principal balance under the second advance was $96,684, accrued interest was $371 and the unamortized discount on the note was $73,246.

At September 30, 2017, the fair value of the embedded derivative on the second advance was $58,662 and the derivative on the warrants was $547,668. During the fiscal year ended September 30, 2017, a net gain of $95,147 was recognized on the change in the fair value of the derivatives and loan discounts expensed to interest was $148,523.

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

The components of the notes payable, including the note payable to related party, at September 30, 2017 are as follows:

	Principal	Unamortized
	Amount	Discount	Net
Current:
Notes payable and current portion of long-term debt	$460,781	$—	$460,781
Convertible note payable	96,684	(73,246)	23,438
Notes payable – related party	30,000	—	30,000
	$587,465	$(73,246)	$514,219

Long-Term:
Note payable, net of current portion	$12,805	$—	$12,805

The components of the notes payable, including the note payable to related party, at September 30, 2016 are as follows:

	Principal	Unamortized
	Amount	Discount	Net
Current:
Notes payable	$858,988	$(1,769)	$857,219
Notes payable – related party	30,000	—	30,000
	$888,988	$(1,769)	$887,219

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – FAIR VALUE MEASUREMENTS

To measure the fair value of its financial instruments, the Company follows generally accepted accounting principles ("GAAP"). GAAP establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

Fair value measurements are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities measured at fair value on September 30, 2017 and 2016:

September 30, 2017:	Level 1	Level 2	Level 3	Total

Assets
Exploration property	$—	$—	$257,000	$257,000
Liabilities
Derivative instruments liabilities	$—	$—	$606,330	$606,330

September 30, 2016:	Level 1	Level 2	Level 3	Total

Assets
Exploration property	$—	$—	$1,864,608	$1,864,608
Liabilities
None	$—	$—	$—	$—

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – FAIR VALUE MEASUREMENTS (Continued)

Exploration Property

The carrying value of the exploration property as of September 30, 2016 was determined based upon the cost basis of the of the Company’s investment in the exploration property under U.S. GAAP. At September 30, 2017, the Company utilized Level 3 inputs for the fair value measurement of the exploration property and the exploration property was deemed to be impaired and written down to the estimated fair value. The fair value was determined by the estimated current market value of a similar exploration property in the county and the lack of information at the time of this report as to the present value of the estimated future cash inflows on the exploration property. The carrying value exceeded our estimated fair value by $1,607,608 as of September 30, 2017. An impairment loss of that amount has been charged to operations in our fiscal year ended September 30, 2017.

Derivative Liabilities

Complex derivative instrument liabilities utilize a Monte Carlo model to estimate their fair value. As set forth above, pursuant to Paragraph 820-10-35-37, a fair value hierarchy was developed to rank the reliability of inputs that reflect assumptions used as a basis for determining fair value. The ASC 820 accounting standard requires companies use actual market data, when available or models, when unavailable. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available. When using models, ASC 820 provides guidance on appropriate valuation techniques and addresses the inherent valuation issue of risk. A two-step approach is used in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument's contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument's settlement provisions. Fair value relied on a “value in use” or “going concern” premise. To properly apply this fair value standard, we gave consideration to the holder’s intentions regarding whether or not the securities purchased were to be held, sold, or abandoned. Our analysis also reflects assumptions that would be made by market participants if these market participants were to buy or sell each identified asset on an individual basis. The Monte Carlo model that values the Note and warrants based on average discounted cash flow of 500,000 iterations factoring in the various potential outcomes. The derivative instrument liabilities on the convertible note and warrants at September 30, 2017 were $58,662 and $547,668, respectively.

During the quarter ended September 30, 2017, a total of 5,707,773 warrants became tainted due to the convertible note issued in July 2017 and were reclassified from equity to derivative liabilities with a fair value of $100,894. The note contained an embedded conversion option and was separated from the note and accounted for as a derivative instrument at fair value and discount to the note and is expensed over the life of the note under the effective interest method. The initial fair value of the of the embedded conversion option of $224,068 exceeded the net proceeds received and created a derivative loss of $132,068.

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

During the quarter ended September 30, 2017, the first convertible note was fully converted to common stock, the second convertible note was partially converted to common stock and the derivative liabilities associated with the embedded conversion options and the tainted warrants were reclassified to equity at their fair value of $9,315.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – FAIR VALUE MEASUREMENTS (Continued)

Derivative Liabilities (Continued)

The following tables summarize the change in the fair value of derivative liabilities during the years ended September 30, 2017 and 2016:

Change in Fair
Value for
Year Ended
September 30, 2017

Fair value as of September 30, 2016	$—
Additions recognized as note discounts at inception	200,000
Additions recognized as derivative loss at inception	409,898
Amount reclassified from equity at inception	100,894
Amount reclassified to equity upon resolution	(9,315)
Change in fair value	(95,147)
Fair value as of September 30, 2017	$606,330

Change in Fair
Value for
Year Ended
September 30, 2016

Fair value as of September 30, 2015	$—
Additions recognized as note discounts at inception	259,898
Additions recognized as derivative loss at inception	338,925
Amount reclassified from equity at inception	355,126
Amount reclassified to equity upon resolution	(1,382,964)
Change in fair value	429,015
Fair value as of September 30, 2016	$—

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Related Party

In January 2012, the Company retained the consulting services of Management Resource Initiatives, Inc. (“MRI”), a company controlled by John F. Stapleton who served as the Chief Financial Officer and a director of the Company at that time and who currently serves as President and Chief Executive Officer and a director of the Company. The current monthly consulting fee for such services is $15,000. Total consulting fees expensed to MRI for the fiscal years ended September 30, 2017 and 2016 was $180,000 and $180,000, respectively. At September 30, 2017 and 2016, MRI had accrued and unpaid compensation of $22,500 and $315,000, respectively, recorded in accrued compensation – related parties. During the fiscal year ended September 30, 2017, the Company issued 3,841,463 shares of restricted common stock and 3,841,463 shares of S-8 common stock to the individual controlling MRI as payment of the 2016 accrued compensation of $315,000. The fair value of the stock was $599,268 and the Company recorded a loss on extinguishment of debt of $284,268.

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

During the fiscal year ended September 30, 2017, the Company awarded the retired president and a director $90,000 in back pay. At September 30, 2017 and 2016, this individual had accrued and unpaid compensation and expenses of $40,200 and $145,000, respectively, recorded in accrued compensation – related parties. During the year ended September 30, 2017, the Company issued 1,768,293 shares of restricted common stock and 2,768,293 shares of S-8 common stock to this individual as payment of accrued compensation of $194,800. The fair value of the stock was $248,910 and the Company recorded a loss on extinguishment of debt of $54,110.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – COMMITMENTS AND CONTINGENCIES (Continued)

Related Party (Continued)

On February 4, 2015, the Company signed a $30,000 promissory note payable to MRI, at 18% interest per annum, due and payable on February 4, 2016. As an inducement for the loan represented by the note, the Company issued 200,000 shares of restricted common stock of the Company to MRI. The Company approved amending the note to extend the maturity date from February 4, 2016 to February 4, 2017 under the original terms of the Agreement. On March 29, 2017, the Company extended the note for six months to August 4, 2017, and agreed to grant 200,000 shares to MRI as compensation for the extension and the shares were issued at a market value of $12,000 on the date of issuance. As of September 30, 2017, the loan is in default and currently due. See Note 6 – Notes Payable, February 4, 2015 Unsecured Promissory Notes.

Purchase Contract with Glencore AG

On March 10, 2014, the Company entered into a life-of-mine off take agreement with Glencore AG (“Glencore”) for the sale of iron extracted from mineralized material at the El Capitan Property (such agreement is referred to herein as the “Glencore Purchase Contract”). Under the terms of the Glencore Purchase Contract, the Company agreed to sell to Glencore, and Glencore agreed to purchase from the Company, iron that meets the applicable specifications from the El Capitan Property mine. Payment for the iron is to be made pursuant to an irrevocable letter of credit in favor of the Company. The purchase price is based on an index price less an applicable discount. Either party may terminate the Glencore Purchase Contract following a breach by the other party that remains uncured for a specified period after receipt of written notice. Because of current market iron ore prices, the contract has not been implemented or terminated.

Agreements with Logistica U.S. Terminals, LLC

Under an agreement with Logistica U.S. Terminals, LLC (“Logistica”) dated February 28, 2014, Logistica agreed to remit a $400,000 payment on the Company’s behalf that represented the remaining balance of the Company’s purchase price for a heavy ore trailing separation line to be used for processing of mineralized material at the El Capitan Property mine site. The Company had previously remitted $100,000 toward the purchase of such equipment. In consideration for Logistica remitting such payment, the Company agreed to deliver a $400,000 promissory note to Logistica and issued 2,500,000 shares of common stock to a designee of Logistica under the Company’s 2005 Stock Incentive Plan. The promissory note accrues interest at 4.5%, with principal and accrued interest payments to be made out of the Company’s proceeds from sale of iron extracted from mineralized material as part of the Company’s exploration activities. As of September 30, 2017, the outstanding balance under this note payable was $400,000 and accrued interest on the note was $64,603.

On January 5, 2016, we entered into our current agreement with Logistica. Under the agreement we will provide to Logistica concentrated ore to their specifications at the mine site. Logistica will transport, process, and refine the precious metals concentrates to sell to precious metals buyers. The terms of the new agreement provide for the recovery of hard costs related to the concentrates by both parties prior to the distribution of profits. The agreement also provides for the issuance of 10,000,000 shares of our restricted common stock and the elimination of a $100,000 accrued liability to Logistica for prior services rendered. When certain terms and conditions are met, the agreement calls for Logistica to arrange for a letter of credit to provide working capital for the mining, processing and sale activities under the agreement. No letter of credit has been put in place. The shares were issued in August 2016. The new agreement supersedes the previous agreements with Logistica.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES

The Company has incurred no income taxes during the period from July 26, 2002 (inception) through September 30, 2017. The calculated tax deferred benefit at September 30, 2017 and 2016 is based on the current Federal statutory income tax rate of 35% applied to the loss before provision for income taxes. The tax years open for Internal Revenue Service review are fiscal years ended September 30, 2012 to 2017.

The following table accounts for the differences between the actual income tax benefit and amounts computed for the fiscal years ended September 30, 2017 or 2016:

	Years Ended September 30,
	2017	2016

Tax benefit at the federal statutory rate	$990,951	$984,773
State tax benefit	197,341	196,110
Cumulative effect of true up	4,623	42,041
Expiration of state operating losses	(110,411)	(138,659)
Increase in valuation allowance	(1,082,504)	(1,084,265)
Income tax expense	$—	$—

The components of the deferred tax asset and deferred tax liability at September 30, 2017 or 2016 are as follows:

	Years Ended September 30,
	2017	2016

Deferred tax assets - NOLS and other	$10,818,000	$9,735,496
Valuation allowance	(10,818,000)	(9,735,496)
Net deferred tax asset after valuation allowance	$—	$—

A valuation allowance has been provided to reduce the net deferred tax asset, as management determined that it is more likely than not that the deferred tax assets will not be realized.

At September 30, 2017, the Company has net operating loss carry forwards for financial statement purposes for Federal income tax approximating $28,680,000. These losses expire in varying amounts between September 30, 2022 and September 30, 2037.

At September 30, 2017, the Company has net operating loss carry forwards for financial statement purposes for State income tax approximating $11,180,000. These losses expire in varying years through September 30, 2037.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – 2015 EQUITY INCENTIVE PLAN

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

NOTE 11 – STOCKHOLDERS’ EQUITY

Authorized Common Shares

Effective October 4, 2016, the Company amended its Articles of Incorporation to increase the number of authorized shares of the Company’s common stock from 400,000,000 to 500,000,000 shares.

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

Liquidation. The Series B Preferred Stock, with respect to rights on liquidation, dissolution and winding-up of the Corporation, ranks on parity with each other class or series of capital stock of the Company the terms of which do not expressly provide that such class or series shall rank senior or junior to the Series B Preferred Stock. Except for distributions in the event of a liquidation, dissolution or winding-up of the Company (whether voluntary or involuntary), or a merger or consolidation by the Corporation with another corporation or other entity (in each case, other than where the Company is the surviving entity) (a “Liquidation”), holders of Series B Preferred Stock are not be entitled to receive dividends on the Series B Preferred Stock. In the event of a Liquidation, the holders of Series B Preferred Stock are to be entitled to receive out of the assets of the Company, an amount equal to the $1.00 per share of Series B Preferred Stock (subject to adjustment), after any distribution or payment with respect to such Liquidation is made to the holders of any senior securities and prior to any distribution or payment with respect to such Liquidation shall be made to the holders of any junior securities.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCKHOLDERS’ EQUITY (Continued)

Series B Preferred Stock (Continued)

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

NOTE 11 – STOCKHOLDERS’ EQUITY (Continued)

Equity Purchase Agreement (continued)

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

NOTE 11 – STOCKHOLDERS’ EQUITY (Continued)

Equity Purchase Agreement (continued)

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

During the fiscal year ended September 30, 2017, the Company did not issue any shares of preferred stock.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCKHOLDERS’ EQUITY (Continued)

Common Stock Issuances

During the fiscal year ended September 30, 2017, the Company:

(i)	Issued 1,000,0000 shares of S-8 common stock for accrued compensation payable to a retired officer and director valued at $49,800 on the date of issuance;

(ii)
Issued 6,097,562 shares of restricted common stock and 6,097,562 shares of S-8 common stock for accrued compensation payable to three officers valued at $885,110 on the date of issuances and recorded a loss on debt extinguishment of $385,110;

(iii)
Issued 3,000,000 shares of S-8 common stock and 2,774,513 shares of restricted common stock for accrued legal services at a market value of $485,554 and recorded a loss on debt extinguishment of $248,799;

(iv)
Issued 1,382,544 S-8 common shares to our corporate attorney to retire our current obligations for services aggregating $80,187.  The shares were issued at the closing market price on July 13, 2017 at $0.058.

(v)
Issued 14,500,000 shares of S-8 common stock to our contract miners at a market value of $901,800, including payment of $32,093 for inventory, payment of $8,515 for lab equipment,  an advance of $456,313 for pilot plant equipment costs and $404,879 for pilot plant operating costs and MSHA consulting;

(vi)	Issued 7,684,671 shares of common stock under the 2016 Purchase Agreement with River North for aggregate cash proceeds of $344,575;

(vii)	Issued 14,240,321 shares of common stock under the 2017 Purchase Agreement with L2 Capital for aggregate cash proceeds of $560,436;

(viii)	Issued 200,000 shares of S-8 common stock to a mine consultant at a market value of $18,000 on the date of issuance;

(ix)	Issued 3,403,890 shares of common stock for the conversion of a note payable and accrued interest at a market value of $113,768;

(x)	Issued 446,988 shares of common stock for the partial conversion of a note payable and accrued interest at a market value $14,265;

(xi)	Issued 3,150,719 shares of common stock for the conversion of a note payable and accrued interest at a market value of $266,236 and recorded a debt extinguishment of $10,209; and

(xii)	Issued 200,000 shares of restricted common stock for loan fees to an officer and director at a market value of $12,000 on the date of issuance.

The issuance of the restricted common shares during our fiscal year 2017, were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

During the fiscal year ended September 30, 2016, the Company:

(i)	Issued 7,272,728 shares of restricted common stock with a fair value of $402,673, in settlement of two notes payable and accrued interest valued of $307,982, resulting in a loss of $94,691;

(ii)
Issued an aggregate of 26,826,842 shares of restricted stock and S-8 common stock to our contract miners at a fair value of $1,508,556, recognized as a payment of $103,626 for accrued mining cost, $177,999 for services, $1,185,396 for the mining of inventory, and a prepayment of $41,534 for services and issued an aggregate of 700,000 shares of restricted stock and S-8 common stock for mining services valued at $37,100;

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCKHOLDERS’ EQUITY (Continued)

Common Stock Issuances (Continued)

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

(viii)
Issued 500,000 shares of restricted common stock to a creditor for carrying a significant balance. The market value of the shares issued was $36,000 and was classified as non-cash financing costs in the fiscal year ended September 30, 2017; and

(ix)	Issued 13,072,636 shares of common stock under the 2016 Purchase Agreement with River North for aggregate cash proceeds of $871,679.

The issuance of the restricted common shares during our fiscal year 2016, were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

Warrants

During the fiscal year ended September 30, 2017, the Company:

(i)
In connection with the conversion of a note payable on March 30, 2017, the Company issued a fully vested three year warrant to purchase 250,000 shares of common stock of the Company at an exercise price of $0.08126 per share. The fair value of the warrants was determined to be $16,258 using the Black-Scholes option pricing model and was expensed to a loss on extinguishment of debt.

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

(iii)
Pursuant to the February 21, 2017 Securities Purchase Agreement with an accredited investor, the Company issued to the investor a three year warrant to purchase up to 891,410 shares of the Company’s common stock at an exercise price equal to $0.2468 per share (which price is subject to anti-dilution adjustment in the event the Company issues additional convertible securities with lower conversion prices).

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCKHOLDERS’ EQUITY (Continued)

Warrants (Continued)

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

Options

During the fiscal year ended September 30, 2017, the Company:

(i)
The Company granted to former director, a 125,000 five-year fully vested stock option. The aggregate relative fair value of the options was determined to be $5,388 using the Black-Scholes option pricing model on the date of grant and was expensed in the current fiscal year.

During the fiscal year ended September 30, 2016, the Company:

(i)
The Company granted to three new directors, each 250,000 ten-year fully vested stock options. The aggregate relative fair value of the options was determined to be $31,206 using the Black-Scholes option pricing model on the dates of grant and was expensed in the current fiscal year.

Aggregate options expense recognized was $5,388 and $31,206 for the fiscal years ended September 30, 2017 and 2016, respectively, related to the option grants described above. As of September 30, 2017 there was no unamortized option expense.

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of its option awards and warrants. The following table summarizes the significant assumptions used in the model during the years ended September 30, 2017 and 2016:

Year Ended September 30, 2017:
Exercise prices	$0.0498
Expected volatilities	131.97%
Risk free interest rates	1.65%
Expected terms	5.0 years
Expected dividends	—

Year Ended September 30, 2016:
Exercise prices	$0.02 – $0.17
Expected volatilities	105.11% – 139.77%
Risk free interest rates	10.51% – 1.68%
Expected terms	1.3 – 5.0 years
Expected dividends	—

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCKHOLDERS’ EQUITY (Continued)

Options (Continued)

Stock option activity, both within and outside the 2005 Stock Incentive Plan and warrant activity, for the fiscal years ended September 30, 2017 or 2016, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price

Outstanding at September 30, 2015	10,387,500	$0.30	4,861,344	$0.07
Granted	750,000	0.051	471,429	0.051
Canceled	—	—	—	—
Expired	—	—	—	—
Exercised	—	—	—	—

Outstanding at September 30, 2016	11,137,500	$0.264	5,332,773	$0.071
Granted	125,000	0.05	4,451,159	0.153
Canceled	—	—	(602,406)	0.365
Expired	—	—	—	—
Exercised	—	—	—	—

Outstanding at September 30, 2017	11,262,500	$0.262	9,181,526	$0.091

Exercisable at September 30, 2017	11,262,500	$0.262	9,181,526	$0.091

The range of exercise prices and remaining weighted average life of the options outstanding at September 30, 2017 were $0.042 to $1.02 and 3.88 years, respectively. The aggregate intrinsic value of the outstanding options at September 30, 2017 was $50.

The range of exercise prices and remaining weighted average life of the warrants outstanding at September 30, 2017 were $0.051 to $0.247 and 1.57 years, respectively. The aggregate intrinsic value of the outstanding warrants at September 30, 2017 was $4,149.

During the fiscal year 2015 our 2005 Plan expired. On October 8, 2015, the Board of Directors of the Company approved the El Capitan Precious Metals, Inc. 2015 Equity Incentive Plan (the “2015 Plan”). As of September 30, 2017, 75,000,000 shares of the Company’s Common Stock were authorized for issuance under the 2015 Plan. See Note  10 – 2015 Equity Incentive Plan.

NOTE 12 - SUBSEQUENT EVENTS

Subsequent Issuances of Common Stock

Subsequent to September 30, 2017, the Company issued 6,076,413 shares of common stock under the L2 Purchase Agreement to L2 Capital for aggregate cash proceeds of $161,130 and issued 1,250,000 shares of restricted common stock for loan commitment fees at a market value of $41,625 on the date of issuance.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SUBSEQUENT EVENTS (Continued)

Securities Purchase Agreement with L2 Capital, LLC and Promissory Note

On December 18, 2017, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with L2 Capital, LLC (“L2 Capital”) pursuant to which the Company issued a convertible promissory note (the “Note”) to L2 Capital, in the original principal amount of $99,000, in consideration of the payment by L2 Capital of a purchase price equal to $90,000, with $9,000 retained by L2 capital as original issue discount. As additional consideration for the loan, the Company issued 1,250,000 shares of its common stock to L2 Capital as a commitment fee. The Securities Purchase Agreement contains covenants, representations and warranties of the Company and L2 Capital that are typical for transactions of this type.

The Note accrues interest at a rate of 7% per annum (with six months of interest guaranteed), with principal and interest payable on June 18, 2018 unless earlier accelerated.  The Company may prepay the Note prior to maturity only by paying 120% of the prepayment amount.

Upon the occurrence of an Event of Default (as defined in the Note), the Note may be converted into shares of the Company’s common stock at the election of L2 Capital at a per share conversion price equal to the lesser of $0.07 or 60% of the average of the three lowest trading prices of the Company’s common stock during the 14 days prior to conversion.  Each time an Event of Default occurs while the Note remains outstanding, an additional discount of 5% will be factored into the conversion price.  Among other adjustments, the conversion price is also subject to a full ratchet adjustment if the Company issues or sells common stock while the Note remains outstanding for consideration per share less than the conversion price then in effect.

Upon the occurrence of an Event of Default other than failure to pay principal and interest when due or failure to timely issue shares of common stock upon conversion of the Note, the Note will become immediately due and payable and the Company will be obligated to pay L2 Capital 140% of amounts due under the Note in full satisfaction of the Company’s obligations, plus an additional 5% per each additional Event of Default that occurs under the Note (such amount, the “Default Sum”).  If the Company fails to timely deliver shares upon a Note conversion, the Note will become immediately due and payable and the Company will be obligated be pay L2 Capital twice the amount of the Default Sum.  In lieu of requiring the Company to pay the Default Sum, L2 Capital may instead elect to convert such amount into common stock at the applicable conversion price. In addition, failure to timely deliver shares of common stock upon conversion of the Note will result in cash penalties and a “buy-in” obligation that is often seen in convertible security financings of this type.

Among other provisions of the Note, while the Note remains outstanding:

•
The Note prohibits the Company, without L2 Capital’s consent, from issuing any Variable Rate Security without simultaneously satisfying all payment obligations under the Note. A “Variable Rate Security” is any security of the Company that has conversion rights in which the number of shares that may be issued upon conversion varies with the market price of the common stock.

•
The Note prohibits the Company from entering into a transaction with any party other than L2 Capital that is structured in accordance with, based on, or related or pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”), without prior consent of L2 Capital, and any Section 3(a)(9) transaction that does occur will result in a liquidated damage charge to the Company equal to 25% of the outstanding principal balance of the Note (but not less than $15,000).

•
A “most favored nations” clause will apply, pursuant to which, if the Company issues securities with any term more favorable to the holder thereof than the terms of the Note, L2 Capital may require that such term become a part of the Securities Purchase Agreement and the Note. Types of terms to which the “most favored nations” clause may apply include without limitation terms addressing conversion discounts, prepayment rate, conversion look-back periods, interest rates, original issue discounts, stock sale price, private placement price per share and warrant coverage.

•	L2 Capital has a right of first refusal with respect to any bona fide capital or financing from any other third party.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SUBSEQUENT EVENTS (Continued)

Securities Purchase Agreement with L2 Capital, LLC and Promissory Note (Continued)

The foregoing description of the terms of the Securities Purchase Agreement and the Note does not purport to be complete and is subject to and qualified in its entirety by reference to the agreement and instruments themselves, copies of which are filed as Exhibits 10.1 and 10.2, respectively, to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2018. The benefits and representations and warranties set forth in such agreements and instruments are not intended to and do not constitute continuing representations and warranties of the Company or any other party to persons not a party thereto.

The issuance of the shares, the Note and the shares issuable upon any conversion of the Note were not registered under the Securities Act, and therefore may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. For these issuances, the Company relied on the exemption from federal registration under Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder, based on the Company’s belief that the offer and sale of such securities did not involve a public offering.

Changes in Directors

On February 7, 2018, Clyde L. Smith, Ph.D., P.Eng., resigned as a member of the Board of Directors of the Company.

Effective February 20, 2018, the Board of Directors elected Douglas R. Sanders to serve as a director of the Company to fill the open vacancy on the Board. Upon the acceptance of his election, the term of his service as director began on February 20, 2018.

Note Purchase and Assignment Agreement; Replacement Convertible Promissory Note

On January 3, 2018, the Company entered into a Note Purchase and Assignment Agreement (the “Assignment Agreement”) with L2 Capital, LLC (“L2 Capital”) and the holder (the “Seller”) of an outstanding promissory note of the Company (the “Original Note”) pursuant to which the Seller agreed to sell and assign to L2 Capital, and L2 Capital agreed to purchase from the Seller, the Original Note.  The Original Note, which became due and payable on February 4, 2016, had outstanding principal and accrued interest of $47,118 as of January 3, 2018.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SUBSEQUENT EVENTS (Continued)

Note Purchase and Assignment Agreement; Replacement Convertible Promissory Note (Continued)

Pursuant to the Assignment Agreement, the Company issued a new promissory note dated January 3, 2018 (the “Issue Date”) to L2 Capital to replace the Original Note (the “Replacement Note”).  The Replacement Note, which has an original principal balance of $47,118, accrues interest at a rate of 7% per annum (with twelve months of interest guaranteed), with principal and interest payable on June 3, 2018 (the “Maturity Date”) unless earlier accelerated.  Principal and interest not paid at maturity will accrue interest at 24% per annum (”Default Interest”).  The Company may prepay the Note during the 180 days following the Issue Date only by paying 150% of the prepayment amount.

The Holder shall have the right at any time on or after the 40th calendar date after the Issue Date, to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the Note into fully paid and non-assessable shares of Common Stock of the Company. The conversion price per share shall be the lesser of (i) $0.07 and (ii) 75% of the average of the two (2) lowest trading Prices for the Common Stock during the five (5) trading day period prior to the Conversion Date (the “Conversion Price”). Among other adjustments, the Conversion Price is also subject to a full ratchet adjustment if the Company issues or sells common stock while the Replacement Note remains outstanding for consideration per share less than the Conversion Price then in effect.

Upon the occurrence of an Event of Default (as defined in the Replacement Note) other than failure to timely issue shares of common stock upon conversion of the Replacement Note, the Replacement Note shall become immediately due and payable and the Borrower shall pay to the Holder, in full satisfaction of its obligations hereunder, an amount equal to 140% (plus an additional 5% per each additional Event of Default that occurs thereunder) multiplied by the then outstanding entire balance of the Replacement Note (including principal and accrued and unpaid interest), plus Default Interest, if any, (collectively, in the aggregate of all of the above, the “Default Sum”).  If the Company fails to timely deliver shares upon a Replacement Note conversion, the Replacement Note will become immediately due and payable and the Company will be obligated be pay L2 Capital twice the amount of the Default Sum.  Each time an Event of Default occurs while this Note is outstanding, an additional discount of five percent (5%) shall be factored into the Conversion Price. In addition, failure to timely delivery shares of common stock upon conversion of the Note will result in cash penalties.

Among other provisions of the Replacement Note, while the Replacement Note remains outstanding:

•
The Replacement Note prohibits the Company, without L2 Capital’s consent, repurchasing or otherwise acquiring any shares of its capital stock or any warrants, rights or options to purchase of acquire any such shares.

EL CAPITAN PRECIOUS METALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SUBSEQUENT EVENTS (Continued)

Note Purchase and Assignment Agreement; Replacement Convertible Promissory Note (Continued)

•
The Replacement Note prohibits the Company, without L2 Capital’s consent, from issuing any Variable Rate Security without simultaneously satisfying all payment obligations under the Replacement Note. A “Variable Rate Security” is any security of the Company that has conversion rights in which the number of shares that may be issued upon conversion varies with the market price of the common stock.

•
The Replacement Note prohibits the Company from entering into a transaction structured in accordance with, based upon, or related or pursuant to, in whole or in part, Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”) (a “3(a)(10) Transaction”).  If a 3(a)(10) Transaction does occur, then a liquidated damages charge of 100% of the outstanding principal balance of the Replacement Note at that time will be assessed and will become immediately due and payable to L2 Capital, either in the form of cash payment, an addition to the balance of the Replacement Note, or a combination of both forms of payment, as determined by L2 Capital.

•
If the Company effectuates a reverse split with respect to its Common Stock, then a liquidated damages charge of 30% of the outstanding principal balance of the Replacement Note at that time will be assessed and will become immediately due and payable to L2 Capital, either in the form of cash payment, an addition to the balance of the Replacement Note, or a combination of both forms of payment, as determined by L2 Capital.

•
The Replacement Note prohibits the Company from entering into a transaction with any party other than L2 Capital that is structured in accordance with, based on, or related or pursuant to Section 3(a)(9) of the Securities Act without prior consent of L2 Capital, and any Section 3(a)(9) transaction that does occur will result in a liquidated damage charge to the Company equal to 25% of the outstanding principal balance of the Note (but not less than $15,000).

•
A “most favored nations” clause will apply, pursuant to which, if the Company issues securities with any term more favorable to the holder thereof than the terms of the Replacement Note, L2 Capital may require that such term become a part of the transactions contemplated by the Assignment Agreement and Replacement Note. Types of terms to which the “most favored nations” clause may apply include without limitation terms addressing conversion discounts, prepayment rate, conversion look-back periods, interest rates, original issue discounts, stock sale price, private placement price per share and warrant coverage.

•	L2 Capital has a right of first refusal with respect to any bona fide capital or financing from any other third party.

The foregoing description of the terms of the Assignment Agreement and the Replacement Note does not purport to be complete and is subject to and qualified in its entirety by reference to the agreement and instruments themselves, copies of which are filed as Exhibits 10.8b and 10.8c, respectively, to this report, and the terms of which are incorporated herein by reference. The benefits and representations and warranties set forth in such agreements and instruments are not intended to and do not constitute continuing representations and warranties of the Company or any other party to persons not a party thereto.

February 12, 2018 Promissory Note

On February 12, 2018, the Company signed a promissory note for $25,000 with a revocable trust of Robert W. Shirk, one of the Company’s directors.  The note has an interest rate of 5% per annum.  Principal and accrued interest thereon are due and payable on the six month anniversary of the note.

Cash Advances

On February 28, 2018, two officers of the Company advanced a total of $20,000 to the Company for working capital use.  Reimbursement of the advances is anticipated to be made within 30 days of the advances and there are no penalty or interest factors attached to such advances.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 5, 2018, MaloneBailey LLP (“MaloneBailey”) resigned as the independent registered public accounting firm of El Capitan Precious Metals, Inc. During the Company’s two most recent fiscal years ended September 30, 2015 and September 30, 2016 and through February 5, 2018, the date of MaloneBailey’s resignation, the Company had no disagreements with MaloneBailey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to MaloneBailey’s satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

On February 9, 2018, we filed a Current Report on Form 8-K regarding the resignation of MaloneBailey as our independent registered public accounting firm.  The Audit Committee of our Board of Directors discussed with MaloneBailey the reasons for its resignation, and we have authorized MaloneBailey to respond fully to the inquiries of our successor independent registered public accounting firm.  The Audit Committee did not recommend or approve the resignation of MaloneBailey.

On February 7, 2018 (the “Engagement Date”), we engaged Semple, Marchal & Cooper, LLP (“SM&C”) as our independent registered public accounting firm for the Company’s fiscal year ended September 30, 2017. The engagement of SM&C as our independent registered public accounting firm was approved by the Audit Committee of our Board of Directors. During the two most recent fiscal years and through the Engagement Date, we have not consulted with SM&C regarding either (i) the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, and neither a written report was provided to us nor oral advice was provided that SM&C concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective due to a material weakness identified which is described below.

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

Management conducted an evaluation of the effectiveness, as of September 30, 2017, of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was ineffective as of September 30, 2017 due to the following:  During fiscal 2017 the Company had a material weakness in internal control regarding the classification of certain contract expenditures that were not clearly specified in the contract. They were initially treated as a reimbursable expenditure, but were subsequently reclassified to expense under the SEC Industry Guide 7. The Company in future contracts will include specific language for the handling of any contract expenditures included therein.

The Company during the fiscal year 2017 has retained the services of a qualified Chartered Financial Analyst with the background in the application of generally accepted accounting principles commensurate with the complexity of our equity financial derivative instruments issued with debt transactions.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2017, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

The Company’s independent registered public accounting firm is not required to issue, and has not issued, an attestation report on the Company’s internal control over financial reporting as of September 30, 2017.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and directors of the Company as of March 30, 2018.

Name	Age	Position	Director Since

John F. Stapleton	74	President, Chief Executive Officer, Director,	April 21, 2009
		Chairman of the Board, Secretary
Charles C. Mottley	83	Director, President Emeritus	April 21, 2009
Stephen J. Antol	75	Chief Financial Officer
Timothy J. Gay	73	Director	December 4, 2015
Daniel G. Martinez	73	Director	July 7, 2016
John R. Balding	75	Director	September 12, 2017
Robert W. Shirk	68	Director	September 12, 2017
Douglas R. Sanders	69	Director	February 20, 2018

John F. Stapleton – Mr. Stapleton has been a Company director and Chairman of the Company’s Board of Directors since April 2009, and served as Chief Financial Officer from February 2012 to January 2016. On August 4, 2016, the Board of Directors of the Company appointed Mr. Stapleton to replace Mr. Mottley as President and Chief Executive Officer of the Company. Mr. Stapleton has extensive experience with early-stage development companies and contributes a unique set of skills needed to achieve a focused strategy, early-stage funding, basic infrastructure and business model, all of which are central to creating a solid business platform to launch and scale a successful venture. Mr. Stapleton has a history of founding and supporting more than 25 emerging technology companies. As a senior officer and investor, Mr. Stapleton has been instrumental in the development and financing of several companies. Mr. Stapleton is the sole owner of Management Resource Initiatives, Inc., a corporation that, since January 2012, has been managing and overseeing the process of operating and marketing the El Capitan Property and performing other services aimed at furthering the Company’s strategic goals.

Charles C. Mottley – Mr. Mottley was Chairman of the Board of Gold and Minerals Company, Inc. from February 2009 until the merger into the Company in 2011; and was on the Board of Trustees at Hampden-Sydney College from 2007 to May 2011. Mr. Mottley was President and a Director of the Company from July 2002 to April 2007, when he resigned as President, but continued to serve as a Director until September 2007. He also provided consulting services to our Company from June 2007 to June 2008. On April 21, 2009, Mr. Mottley was reappointed as a Director of the Company and on April 30, 2009, Mr. Mottley was reappointed as President and as Chief Executive Officer. At the request of Mr. Mottley, on August 4, 2016, the Board of Directors of the Company appointed Mr. Stapleton to replace Mr. Mottley as President and Chief Executive Officer of the Company. Mr. Mottley continues to serve as a member of the Company’s Board of Directors and as President Emeritus. Mr. Mottley also served as Chairman and Chief Executive Officer of Gold and Minerals Company, Inc., from 1978 until July 2005, at which time he resigned those positions. He was on the Board of the National Mining Association from 2005 to 2007 and has been employed in the mining industry in various capacities from equipment sales and services to active mining operations for over 54 years. Mr. Mottley is the author of five books and is the founder of the Fatherhood Foundation in Scottsdale, Arizona. Mr. Mottley received a Bachelor of Arts Degree from Hampden-Sydney College in 1958. On January 20, 2012, Mr. Mottley filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the Unites States Bankruptcy Court in and for the District of Arizona (Case No. 10-01419 GBN). A plan of reorganization was approved by the Court in June 2013, and has informally completed.

Stephen J. Antol – Mr. Antol previously served as the Company’s Chief Financial Officer from November 2004 to May 2007, and from April 2009 until present has served as the Company's controller, and has again served as the Company's Chief Financial Officer since January 18, 2016. For the period May 2007 to May 2009, and from late 1992 through November 2004, Mr. Antol rendered services as a consultant chief financial officer for a number of small and medium-size businesses, public and private companies requiring technical expertise on a limited or recurring basis. From 1990 to 1992, Mr. Antol served as Chief Financial Officer of Lou Register Furniture, a fine furniture retailer located in Phoenix, Arizona. From 1987 to 1990, Mr. Antol served as Director of Finance for F.S. Inc. (dba Audio Express and Country House Furniture), a retailer of furniture and stereo equipment in four southwestern states. From 1975 to 1987, Mr. Antol worked for Giant Industries, Inc., an independent refiner and marketer of petroleum products, in such capacities as Corporate Controller and Corporate Treasurer. Mr. Antol also has six years audit and tax experience with two major certified public accounting firms in Phoenix, Arizona. Mr. Antol received a Bachelor of Arts degree from Michigan State University in 1968, and became a licensed Certified Public Accountant in 1970. He no longer practices as a licensed CPA.

Timothy J. Gay, CPA, CVA – Mr. Gay has been involved for thirty-five years in management advisory with public companies for SEC-related services and specializes in mergers and acquisitions, bankruptcy reorganizations, expert testimony, and business valuations. He founded, organized, and continues to facilitate the M&A Roundtable and has extensive experience in providing guidance and services for financial institutions related to mergers, acquisitions, and financing alternatives. In addition, Mr. Gay has served on the boards and loan committees of financial institutions. As founder of Tim Gay & Associates, Mr. Gay organized the investment banking firms Cornelius & Gay and Cornelius, Gay & Korte (CG&K). He resigned his positions with CG&K in 2005 when he formed the Sierra Consulting Group, LLC. He has been appointed as an Examiner by the U.S. Department of Justice and as a Chapter 7 and Chapter 11 Trustee by the U.S. Bankruptcy Court. Mr. Gay also serves on various boards of non-profit organizations.

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

John R. Balding – Mr. Balding joined the Company’s Board of Directors on September 12, 2017.  Mr. Balding is a graduate of Southern Oregon University with a degree in mathematics and Arizona State University with a Masters in Business Administration. He is an Air Force veteran serving in military intelligence while in Berlin, Germany. Mr. Balding has background in the Data Processing field working for numerous companies.  During that time he served as European Support manager in Paris, France for a Dallas, Texas based computer company.  Later he started a computer hardware and software company in the early 1980's which he transitioned from a computer based company to a financed based, and in 1986 phased out the computer business to a commercial lending company, Cee & Gee Funding, Inc. He also has a background and understanding in the structure of sophisticated financial transactions.

Robert W. Shirk – Mr. Shirk joined the Company’s Board of Directors on September 12, 2017. Mr. Shirk is a graduate of Iowa State University with a business degree. He worked three years as an auditor with a certified public accounting firm and obtained his CPA certificate in 1972. In 1973 he took the position of chief financial officer of a large real estate company involved in land development, residential and commercial construction, real estate sales and property management. Today as chief financial officer of all the entities, with a material ownership in the construction and land development companies, he also has a strong background in governmental processes surrounding real estate.

Douglas R. Sanders – Mr. Sanders joined the Company’s Board of Directors on February 20, 2018. Mr. Sanders has an extensive background in civil engineering. From 1999 until 2007, Mr. Sanders served as Executive Vice President and General Manager of Spiniello Companies, located in Morristown, New Jersey.  During 2007 and 2008, he served as Executive Vice President of Pipeliners of Puerto Rico, Inc.  From 2009 through 2010, he served as Division Manager of JF Pacific Liners, Inc., located in Vacaville, California.  Since 2011, he has been a self-employed mining industry consultant, including performing consulting services to the Company. Mr. Sanders is a graduate of Iowa State University with a degree in business/economics.

Audit Committee; Financial Expert

The Company currently has a standing audit committee comprised of two independent directors, Timothy Gay, Committee Chairman, and Robert Shirk. As set forth in the Company’s written audit committee charter, the audit committee assists the Board of Directors in fulfilling its responsibility for oversight of the quality and integrity of the accounting, auditing, and reporting practices of the Company, and such other duties as directed by the Board. The committee’s role includes a particular focus on the qualitative aspects of financial reporting to shareholders, on the Company’s processes to manage business and financial risk, and for compliance with significant applicable legal, ethical, and regulatory requirements. The committee is directly responsible for the appointment, compensation, and oversight of the public accounting firm engaged to prepare and issue an audit report on the financial statements of the Company. We have posted our audit committee charter on our website at www.elcapitanpmi.com. Mr. Gay and Mr. Shirk are both considered an “audit committee financial expert” as defined by the rules promulgated by the SEC.

Code of Ethics for Senior Financial Management

We have adopted a Code of Ethics that applies to our principal executive, financial and accounting officers (or persons performing similar functions). A copy of the Code of Ethics is filed as Exhibit 14.1 to this report.

Compensation Committee

The Compensation Committee of the Company contemplates a minimum of one director. The purpose of the Committee is to carry out the Board of Directors’ overall responsibility relating to executive compensation. Members of the Committee are appointed by the Board of Directors and may be removed by the Board of Directors in its discretion. Members of the Compensation Committee are required to be independent directors, and shall satisfy the Company’s independence guidelines for members of the Compensation Committee. Prior to September 2017, the Board as a whole has assumed the responsibilities of the Compensation Committee until such time as a new independent director or directors are appointed to the Compensation Committee.

During the current fiscal year Mr. Daniel G. Martinez and Mr. John R. Balding were appointed to the Compensation Committee, with Mr. Martinez as Committee Chairman. Both committee members are independent board members.

We have posted our Compensation Committee Charter on our website at www.elcapitanpmi.com.

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

This section contains a discussion of the material elements of compensation awarded to, earned by or paid to (i) all individuals serving as our principal executive officers during fiscal 2017, regardless of compensation level, and (ii) our two most highly compensated other executive officers who were serving as executive officers at the end of fiscal 2017 (or such lesser number then serving as an executive officers) and who received in excess of $100,000 in total compensation during such fiscal year. These individuals are referred to in this report as the “named executive officers.” The named executive officers were the only individuals who served as executive officers of the Company during fiscal 2017.

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

Charles C. Mottley.  During fiscal year 2016, and prior to his ceasing to serve as President and Chief Executive Officer in August 2016, Mr. Mottley was entitled to receive a salary of $15,000 per month for his service as President and Chief Executive Officer. Due to limited cash availability, Mr. Mottley had accrued unpaid compensation of $145,000, which is recorded in accrued compensation - related parties at September 30, 2016. During the current fiscal year Mr. Mottley converted the amount due into 3,536,586 shares of common stock at a market value of $199,110 on the date of conversion and the Company recorded loss on extinguishment of debt of $54,110. During the fiscal year ended September 30, 2017, the Company awarded the retired president and director $90,000 in back pay of which Mr. Mottley converted a part of this amount into 1,000,000 of S-8 common stock at a market value of $49,800 on the date of issuance and Mr. Mottley had accrued unpaid compensation of $40,200, which is recorded in accrued compensation - related parties at September 30, 2017. See “Director Compensation” below.

John F. Stapleton. Mr. Stapleton does not receive direct cash compensation for his service to the Company as President and Chief Executive Officer (current) or Chief Financial Officer (former). Instead, since 2012, the Company has retained the consulting services of Management Resource Initiatives, Inc. (“MRI”), a company controlled by Mr. Stapleton, to manage and oversee the process of operating and marketing the El Capitan Property and perform other services aimed at furthering the Company’s strategic goals. The monthly consulting fee for such services is $15,000. Total consulting fees and compensation expensed to MRI for each of fiscal 2017 and 2016 was $180,000. At September 30, 2017 and 2016, MRI had accrued and unpaid compensation of $22,500 and $315,000, respectively, recorded in accrued compensation – related parties. At September 30, 2016, MRI had accrued and unpaid compensation of $315,000, recorded in accrued compensation – related parties. During the fiscal year ended September 30, 2017, the Company issued 3,841,463 shares of restricted common stock and 3,841,463 shares of S-8 common stock to the individual controlling MRI as payment of the 2016 accrued compensation of $315,000. The fair value of the stock on the issuance date was $599,268 and the Company recorded a loss on extinguishment of debt of $284,268. See “Director Compensation” below.

Stephen J. Antol. Mr. Antol is entitled to annual compensation of $80,000. At September 30, 2017 and 2016, Mr. Antol had accrued and unpaid compensation of $10,000 and $40,000, respectively, recorded in accrued compensation – related parties. During the fiscal year ended September 30, 2017, the Company issued 487,806 shares of restricted common stock and 487,806 shares of S-8 common stock to Mr. Antol as payment of the 2016 accrued compensation of $40,000. The fair value of the stock on the issuance date was $86,732 and the Company recorded a loss on extinguishment of debt of $46,732.

Messrs. Stapleton, Antol and Mottley are not parties to a written employment agreement.

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to each named executive officer during each of the fiscal years ended September 30, 2017 or 2016.

Name and Principal Position	Fiscal Year	Salary	Total Compensation

John F. Stapleton (1)	2017	$180,000	$180,000
Chief Executive Officer, President	2016	$180,000	$180,000
Director, Chairman of the Board

Charles C. Mottley	2017	$90,000	$90,000
President Emeritus	2016	$160,000	$160,000
Director

Stephen J. Antol	2017	$80,000	$80,000
Chief Financial Officer	2016	$80,000	$80,000
________________
(1)
Mr. Stapleton has served as Chairman of the Board since April 21, 2009, served as Chief Financial Officer from February 2012 until January 2016, and as Chief Executive Officer and President since August 4, 2016.  Mr. Stapleton currently has no written employment contract with the Company and receives compensation from the Company indirectly through the Company’s consulting arrangement with MRI of $180,000 annually in 2017 and 2016.  See paragraph titled “John F. Stapleton” above.

Grants of Plan-Based Awards

There were no equity awards granted under our 2005 Stock Incentive Plan nor our 2015 Equity Incentive Plan to any named executive officer during the fiscal years ended September 30, 2017 and 2016 as compensation for services provided as executive officers. Equity awards granted as compensation for director services are discussed below under “Director Compensation.”

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding each unexercised options held by each of the Company’s named executive officers as of September 30, 2017:

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

Severance and Change of Control Arrangements

The Company has no severance or change of control agreements in place with its executive officers. The Company’s Board of Directors, or a committee thereof, serving as plan administrator of its 2005 Stock Incentive Plan and 2015 Equity Incentive Plan, has the authority to provide for accelerated vesting of the options granted to its named executive officers and any other person in the event of an acquisition of the Company through the sale of substantially all of the Company’s assets or through a merger, exchange, reorganization or liquidation of the Company or a similar event as determined by the Committee. This description constitutes only a summary of the relevant terms of the Company’s 2005 Stock Incentive Plan and 2015 Equity Incentive Plan.

Director Compensation

On July 21, 2005, based upon recommendations from the Company’s compensation committee, the Board of Directors approved a cash compensation plan for the Board of Directors pursuant to which non-employee directors are entitled to receive an annual retainer of $5,000, plus an additional $1,000 for each Board meeting attended by each such director in person and $500 for all Board meetings attended by such director remotely. In addition, non-employee directors serving as chairman of the audit and compensation committee shall receive an additional annual retainer of $4,000. Because Messrs. Mottley and Stapleton were employees of the Company throughout fiscal 2017, neither was eligible to receive cash director compensation. Dr. Clyde L. Smith became a Director on November 23, 2015, Mr. Timothy J. Gay became a Director on December 4, 2015, Mr. Daniel G. Martinez became a Director on July 7, 2016, and Mr. John Balding and Mr. Robert Shirk became Directors on September 12, 2017.

The members of the Board of Directors have agreed not to receive any Board member cash compensation until such time as the Company is in a stronger financial position and, therefore, these expenses have not been incurred or accrued. At such time as the Company’s financial position allows, Board member cash compensation will be reinstated.

The Board also approves grants of stock incentive awards to all directors from time to time, which are reflected in the table below, including the footnotes thereto.

The following table shows the compensation earned by each of the Company’s Directors for the fiscal year ended September 30, 2017:

Name	Director Fees Earned or Paid in Cash	Stock Awards	Option Awards (2)	Total

Charles C. Mottley (1)(3)	$—	$—	$—	$—

John F. Stapleton (1)(4)	$—	$—	$—	$—

Clyde L. Smith (1)(5)	$—	$—	$—	$—

Timothy J. Gay (1)(6)	$—	$—	$—	$—

Daniel G. Martinez (1)(7)	$—	$—	$—	$—

John R. Balding(1)(8)	$—	$—	$—	$—

Robert W. Shirk (1)(9)	$—	$—	$—	$—

(1)
Mr. Mottley and Mr. Stapleton were appointed to the Board of Directors and Mr. Stapleton as Chairman of the Board on April 21, 2009; Dr. Clyde L. Smith was appointed to the Board of Directors on November 23, 2015; Mr. Timothy J. Gay was appointed to the Board of Directors on December 4, 2015, Mr. Daniel G. Martinez was appointed to the Board of Directors on July 7, 2016, and Mr. John Balding and Mr. Robert Shirk became Directors on September 12, 2017.

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

(3)	At September 30, 2017, Mr. Mottley held options to purchase 3,000,000 shares at a weighted average exercise price of approximately $0.34 per share, all of which were fully vested.

(4)	At September 30, 2017, Mr. Stapleton held options to purchase 3,500,000 shares at a weighted average exercise price of approximately $0.35 per share, all of which were fully vested.

(5)
During fiscal 2015, Dr. Smith was awarded an option to purchase 250,000 shares of our common stock at $0.05 per share, which had a grant date fair value of $9,542. At September 30, 2017, Dr. Smith held options to purchase 250,000 shares at a weighted average exercise price of $0.05 per share, all of which were fully vested.

(6)
During fiscal 2015, Mr. Gay was awarded an option to purchase 250,000 shares of our common stock at $0.062 per share, which had a grant date fair value of $12,825. At September 30, 2017, Mr. Gay held options to purchase 250,000 shares at a weighted average exercise price of $0.062 per share, all of which were fully vested.

(7)
During fiscal 2016, Mr. Martinez was awarded an option to purchase 250,000 shares of our common stock at $0.042 per share, which had a grant date fair value of $8,839. At September 30, 2017, Mr. Martinez held options to purchase 250,000 shares at a weighted average exercise price of $0.042 per share, all of which were fully vested.

(8)	During fiscal 2017, Mr. Balding was not awarded an option to purchase shares of our common stock.

(9)	During fiscal 2017, Mr. Shirk was not awarded an option to purchase shares of our common stock.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 30, 2018, certain information regarding beneficial ownership of our capital stock according to the information supplied to us, that were beneficially owned by (i) each person known by the Company to be the beneficial owner of more than 5% of each class of the Company’s outstanding voting stock, (ii) each director, (iii) each named executive officer identified in the Summary Compensation Table, and (iv) all named executive officers and directors as a group.

Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

	Amount and Nature of Beneficial Ownership
	Common Stock			Series B Convertible Preferred Stock (1)
Name and Address of Beneficial Owner	Shares		% of Class (2)	Shares	% of Class (2)

Charles C. Mottley 5871 Honeysuckle Road Prescott, Arizona 86305	4,218,293	(3)	0.96%	—	—

John F. Stapleton 5871 Honeysuckle Road Prescott, Arizona 86305	10,486,938	(4)	2.40%	51	100.0%

Douglas R. Sanders 5871 Honeysuckle Road Prescott, Arizona 86305	5,462,854	(5)	1.25%	—	—

Timothy J. Gay 5871 Honeysuckle Road Prescott, Arizona 86305	304,990	(6)	*	—	—

Daniel G. Martinez 5871 Honeysuckle Road Prescott, Arizona 86305	250,000	(7)	*	—	—

John R. Balding 5871 Honeysuckle Road Prescott, Arizona 86305	726,238	(8)	*	—	—

Robert W. Shirk 5871 Honeysuckle Road Prescott, Arizona 86305	2,427,028	(9)	*	—	—

Stephen J. Antol 5871 Honeysuckle Road Prescott, Arizona 86305	6,648,446	(10)	1.52%	—	—
All officers and directors as a group (8 persons)	30,524,787		6.97%	51	100.0%

*	Less than 1%

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

(2)
Applicable percentage of ownership is based on 437,759,960 shares of common stock and 51 shares of Series B Convertible Preferred Stock outstanding as of March 30, 2018,  together with securities exercisable or convertible into shares of common stock within sixty (60) days of March 30, 2018 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants exercisable or convertible into shares of common stock that are currently exercisable or exercisable within sixty (60) days of March 30, 2018 are deemed to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)
Mr. Mottley is President Emeritus and a Director of the Company.  Includes (i) 2,000,000 shares issuable upon the exercise of outstanding stock options that are currently exercisable or will become exercisable within sixty (60) days following March 30, 2018; and (ii) 10,000 shares of common stock held by Mr. Mottley’s spouse.

(4)
Mr. Stapleton is the Chairman of the Board, President and Chief Executive Officer of the Company. Includes (i) 2,500,000 shares issuable upon the exercise of outstanding stock options that are currently exercisable or will become exercisable within sixty (60) days following March 30, 2018, (ii) 200,000 shares held indirectly by Management Resource Initiatives, Inc. a corporation wholly-owned by Mr. Stapleton, and (iii) 51 shares of common stock that are issuable upon conversion of Series B Convertible Preferred Stock held by Mr. Stapleton.

(5)	Mr. Sanders is a Director of the Company as of February 20, 2018. Includes 4,096,370 shares held indirectly by family members.

(6)
Mr. Gay is a Director of the Company as of December 4, 2015. Includes 250,000 shares issuable upon the exercise of outstanding stock options that are currently exercisable or will become exercisable within sixty (60) days following March 30, 2018.

(7)
Mr. Martinez is a Director of the Company as of July 7, 2016. Includes 250,000 shares issuable upon the exercise of outstanding stock options that are currently exercisable or will become exercisable within sixty (60) days following March 30, 2018.

(8)	Mr. Balding is a Director of the Company as of September 12, 2017.

(9)	Mr. Shirk is a Director of the Company as of September 12, 2017.

(10)
Mr. Antol is Chief Financial Officer of the Company as of January 18, 2016. Includes (i) 250,000 shares issuable upon the exercise of outstanding stock options that are currently exercisable or will become exercisable within sixty (60) days following March 30, 2018 and (ii) 125,000 shares held indirectly by Mr. Antol’s spouse.

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

The following table sets forth, as of September 30, 2017, (A) the number of securities to be issued upon the exercise of outstanding options, warrants and rights issued under our equity compensation plans, (B) the weighted-average exercise price of such options, warrants and rights, and (C) the number of securities remaining available for future issuance under our equity compensation plans (excluding those securities set forth in Item (A)).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted average price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding (A)) (C)

Equity compensation plans approved by security holders:

2005 Stock Incentive Plan	8,387,500	$0.312	—

Equity compensation plans not approved by security holders:

2015 Equity Incentive Plan	750,000	0.05	6,356,455

Stock options issued outside the Plans	2,125,000	0.15	—

Total	11,262,500	$0.263	6,356,455

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships

In January 2012, the Company retained the consulting services of Management Resource Initiatives, Inc. (“MRI”), a company controlled by John F. Stapleton who served as the Chief Financial Officer and a director of the Company at that time and who currently serves as President and Chief Executive Officer and a director of the Company. The current monthly consulting fee for such services is $15,000. Total consulting fees expensed to MRI for the fiscal years ended September 30, 2017 and 2016 was $180,000 and $180,000, respectively. At September 30, 2017 and 2016, MRI had accrued and unpaid compensation of $22,500 and $315,000, respectively, recorded in accrued compensation – related parties. During the fiscal year ended September 30, 2017, the Company issued 3,841,463 shares of restricted common stock and 3,841,463 shares of S-8 common stock to the individual controlling MRI as payment of the 2016 accrued compensation of $315,000. The fair value of the stock was $599,268 and the Company recorded a loss on extinguishment of debt of $284,268.

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

On February 4, 2015, the Company signed a $30,000 promissory note payable to MRI, at 18% interest per annum, due and payable on February 4, 2016. As an inducement for the loan represented by the note, the Company issued 200,000 shares of restricted common stock of the Company to MRI. The Company approved amending the note to extend the maturity date from February 4, 2016 to February 4, 2017 under the original terms of the Agreement. On March 29, 2017, the Company extended the note for six months to August 4, 2017, and agreed to grant 200,000 shares to MRI as compensation for the extension and the shares were issued at a market value of $12,000 on the date of issuance. As of September 30, 2017, the loan is in default and currently due. See Note 6 – Notes Payable, February 4, 2015 Unsecured Promissory Notes to the financial statements included in this Annual Report on Form 10-K.

On February 12, 2018, the Company signed a promissory note for $25,000 with a revocable trust of Robert W. Shirk, one of the Company’s directors.  The note has an interest rate of 5% per annum.  Principal and accrued interest thereon are due and payable on the six month anniversary of the note.

On February 28, 2018, two officers of the Company advanced a total of $20,000 to the Company for working capital use.  Reimbursement of the advances is anticipated to be made within 30 days of the advances and there are no penalty or interest factors attached to such advances.

Director Independence

Although the Company is not listed on a national securities exchange, in determining whether the members of our Board and its committees are independent, the Company has elected to use the definition of “independence” set forth by the NASDAQ Stock Market (“NASDAQ”) and the standards for independence established by NASDAQ. After review of relevant transactions or relationships between each director, or any of his family members, and the Company, its senior management and its independent registered public accounting firm, the Board has determined that John F. Stapleton and, Charles C. Mottley are not independent directors under the NASDAQ standard based in part on their positions as executive officers of the Company. The Company currently has five independent directors.

The director independence rules of NASDAQ require listed companies to have an audit committee of at least three members, each of whom (in addition to satisfying other conditions) is an independent director. The Company’s audit committee currently is comprised of Timothy Gay and Robert Shirk, therefore, would not meet this NASDAQ requirement. Both members are independent.

The director independence rules of NASDAQ require that the compensation of the chief executive officer and other officers of a listed company be determined, or recommended to the Board for determination, either by a compensation committee comprised of independent directors or by a majority of the independent directors on its Board of Directors. Since December 24, 2014, the Board as a whole has assumed the responsibilities of the Compensation Committee.  In September and November 2017, two independent board members were appointed to the Compensation Committee. The current Compensation Committee is comprised of Daniel Martinez and John Balding.

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

On February 5, 2018, MaloneBailey LLP (“MaloneBailey”) resigned as the independent registered public accounting firm of the Company. On February 7, 2018, we engaged Semple, Marchal & Cooper, LLP (“SM&C”) as our independent registered public accounting firm for the Company’s fiscal year ended September 30, 2017.  For complete details, see Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The following table summarizes (i) the aggregate fees billed to the Company by MaloneBailey, LLP in relation to the audits and quarterly reviews of the Company for the fiscal year ended September 30, 2016 and quarterly reviews of the Company for fiscal year ended September 30, 2017, and (ii) an estimated fee for the audit by Semple, Marchal & Cooper, LLP for the fiscal year ended September 30, 2017:

	Semple, Marchal & Cooper, LLP	MaloneBailey, LLP	MaloneBailey, LLP
	2017	2017	2016

Audit Fees (1)	$60,000	$24,000	$54,750
Audit-Related Fees (2)	$—	$—	$—
Tax Fees (3)	$—	$—	$—
All Other Fees (4)	$—	$—	$—
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

The audit committee of the Board of Directors has reviewed the services provided by MaloneBailey, LLP during the fiscal year ended September 30, 2017 and the amounts billed for such services, and after consideration, has determined that the receipt of these fees by MaloneBailey, LLP is compatible with the provision of independent audit services. The audit committee has discussed these services and fees with MaloneBailey, LLP and Company management to determine that they are appropriate under the rules and regulations concerning auditor independence promulgated by the U.S. Securities and Exchange Commission to implement the Sarbanes-Oxley Act of 2002, as well as under guidelines of the American Institute of Certified Public Accountants.

Pre-Approval Policy

The audit committee charter provides that all audit and non-audit accounting services that are permitted to be performed by the Company’s independent registered public accounting firm under applicable rules and regulations must be pre-approved by the audit committee or by designated independent members of the audit committee, other than with respect to de minimis exceptions permitted under Section 202 of the Sarbanes-Oxley Act of 2002. All services performed by MaloneBailey during the fiscal year ending September 30, 2016 have been pre-approved in accordance with the charter. Upon the resignation of MaloneBailey as our independent registered public accounting firm, the Audit Committee approved the engagement of Semple, Marchal & Cooper, LLP as the Company’s new independent registered public accounting firm.

Prior to or as soon as practicable following the beginning of each fiscal year, a description of audit, audit-related, tax, and other services expected to be performed by the independent registered public accounting firm in the following fiscal year will be presented to the audit committee for approval. Following such approval, any requests for audit, audit-related, tax, and other services not presented and pre-approved must be submitted to the audit committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant specific pre-approval between meetings, as necessary, may be delegated to one or more members of the audit committee who are independent directors. In the event such authority is so delegated, the full audit committee must be updated at the next regularly scheduled meeting with respect to any services that were granted specific pre-approval by delegation. During the fiscal year ending September 30, 2017, the audit committee has functioned in conformance with these procedures.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

2.1
Agreement and Plan of Merger between the Company, Gold and Minerals Company, Inc. and MergerCo, dated June 28, 2010 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 7, 2010).

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form S-4 Registration Statement #333-170281 filed on November 2, 2010).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 1, 2014).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 4, 2016).
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 31, 2011).
3.5	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 1, 2014).
3.6a	Restated Bylaws (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 15, 2016).
4.1	Rights Agreement dated August 25, 2011 between the Company and OTR, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on August 31, 2011).
10.1	2005 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 Registration Statement #333-177417 filed on October 20, 2011).
10.2	Form of Stock Option Agreement (Director) (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed December 14, 2012).
10.3a	El Capitan Precious Metals, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 14, 2015)
10.3b	Amendment No. 1 to El Capitan Precious Metals, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 18, 2015)
10.3c	Amendment No. 2 to El Capitan Precious Metals, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 26, 2016)
10.3d	Amendment No. 3 to El Capitan Precious Metals, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on August 5, 2016)
10.3e	Amendment No. 4 to El Capitan Precious Metals, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 2, 2016)
10.4
Form of Stock Option Agreement (Director) under El Capitan Precious Metals, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed January 13, 2017).

10.5
Agreement dated March 10, 2014 between the Company and Glencore AG (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q filed on July 22, 2014).+

10.6
Master Service Agreement dated February 28, 2014 by and between the Company and Logistica, U.S. Terminals, LLC, including the Iron Ore Processing Agreement attached as Appendix A thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2014). +

10.7a
Note and Warrant Purchase Agreement dated October 17, 2014, between the Company and Connelly Land LLC, including the 8% Secured Promissory Note, Common Stock Purchase Warrant and Security Agreement attached as Exhibits A, B and C thereto (incorporated by referenced to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on December 29, 2014).

10.7b
Amended Note dated as of August 24, 2015 and Warrant Purchase Agreement between the Company and Connelly Land LLC (incorporated by referenced to Exhibit 10.7b to the Company’s Annual Report on Form 10-K filed on January 11, 2016).

10.8a
Promissory Note dated February 4, 2015 between the Company and George Nesemeier and Robert J. Runck(incorporated by referenced to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on January 11, 2016).

10.8b	Note Purchase and Assignment Agreement dated January 3, 2018 by and between George Nesemeier, Robert J. Runck, L2 Capital, LLC and El Capitan Precious Metals, Inc.
10.8c	Replacement Convertible Promissory Note dated January 3, 2018, issued in favor of L2 Capital, LLC
10.9
Promissory Note dated February 4, 2015 between the Company and Management Resource Initiative, Inc. (incorporated by referenced to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on January 11, 2016).

10.10	Agreement dated April 16, 2015 between the Company and S&L Energy, LLC (incorporated by referenced to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on January 11, 2016).

Exhibit Number	Description

10.11a
Securities Purchase Agreement dated December 2, 2015 between the Company and Union Capital, LLC, including front-end and back-end Notes attached as Exhibits A and B, and Collateralized Secured Promissory Note (incorporated by referenced to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on January 11, 2016).

10.11b
Amendment No. 1 to Convertible Promissory Note dated January 12, 2016 between the Company and Union Capital, LLC (incorporated by referenced to Exhibit 10.3b to the Company’s Quarterly Report on Form 10-Q filed on February 16, 2016).

10.12
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

10.14a
Equity Purchase Agreement dated March 16, 2016 by and between the Company and River North Equity, LLC (incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2016).

10.14b
Registration Rights Agreement dated March 16, 2016 by and between the Company and River North Equity, LLC (incorporated by referenced to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 21, 2016).

10.14c
Commitment Convertible Promissory Note dated March 16, 2016, issued in favor of River North Equity, LLC (incorporated by referenced to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 21, 2016).

10.14d
Securities Purchase Agreement dated March 16, 2016 by and between the Company and River North Equity, LLC (incorporated by referenced to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 21, 2016).

10.14e
Bridge Convertible Promissory Note dated March 16, 2016, issued in favor of River North Equity, LLC (incorporated by referenced to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 21, 2016).

10.14f
Amendment No. 1 dated December 9, 2016 to Equity Purchase Agreement dated March 16, 2016 by and between El Capitan Precious Metals, Inc. and River North Equity, LLC (incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 9, 2016).

10.14g
Termination dated February 21, 2017 by and between El Capitan Precious Metals, Inc. and River North Equity, LLC (incorporated by referenced to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 23, 2017).

10.15*	Agreement dated December 6, 2016 by and between HKM Minerals and El Capitan Precious Metals, Inc.
10.16a
Securities Purchase Agreement dated February 21, 2017 by and between El Capitan Precious Metals, Inc. and Lucas Hoppel (incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2017).

10.16b	Convertible Note dated February 21, 2017 issued in favor of Lucas Hoppel (incorporated by referenced to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 23, 2017).
10.16c
Form of Common Stock Purchase Warrant to be issued in connection with advances under the Convertible Note filed as Exhibit 10.16b to this report (incorporated by referenced to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 23, 2017).

10.16d
Amendment to the Securities Purchase Agreement dated July 24, 2017 between the Company and Lucas Hoppel (incorporated by referenced to Exhibit 10.1(a) to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2017).

10.16e
Common Stock Purchase Warrant for 891,410 Shares, dated July 28, 2017, issued to Lucas Hoppel (incorporated by referenced to Exhibit 10(b)1 to the Company’s Quarterly Report on Form 10-Q filed on May 18, 2017).

10.17a
Equity Purchase Agreement dated February 21, 2017 by and between El Capitan Precious Metals, Inc. and L2 Capital, LLC (incorporated by referenced to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 23, 2017).

10.17b
Registration Rights Agreement dated February 21, 2017 by and between El Capitan Precious Metals, Inc. and L2 Capital, LLC (incorporated by referenced to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 23, 2017).

10.18
Agreement of Exchange dated March 30, 2017 between El Capitan Precious Metals, Inc. and Connelly Land LLC (incorporated by referenced to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 18, 2017).

10.19a
Securities Purchase Agreement dated December 18, 2017 by and between El Capitan Precious Metals, Inc. and L2 Capital, LLC (incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 8, 2018).

10.19b	Promissory Note dated December 18, 2017, issued in favor of L2 Capital, LLC (incorporated by referenced to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 8, 2018).
10.20	Promissory Note dated February 12, 2018, between El Capitan Precious Metals, Inc. and the Robert W. Shirk Revocable Trust dated January 2018
14.1	Code of Ethics for Senior Financial Management (incorporated by referenced to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on January 11, 2016).
21.1	Subsidiaries of El Capitan Precious Metals, Inc. (incorporated by referenced to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on December 29, 2014).

Exhibit Number	Description

23.1#	Consent of Semple, Marchal & Cooper, LLP
23.2*	Consent of MaloneBailey, LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document**
101.SCH*	XBRL Extension Schema Document**
101.CAL*	XBRL Extension Calculation Linkbase Document**
101.DEF*	XBRL Extension Definition Linkbase Document**
101.LAB*	XBRL Extension Labels Linkbase Document**
101.LAB*	XBRL Extension Labels Linkbase Document**
101.PRE*	XBRL Extension Presentation Linkbase Document**

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
+
Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

#	To be filed by amendment.

Financial Statement Schedules

None.

ITEM 16.	FORM 10-K SUMMARY

Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. The Company has elected not to include such summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EL CAPITAN PRECIOUS METALS, INC.

Date: March 30, 2018	By:	/s/ John F. Stapleton
John F. Stapleton
Chief Executive Officer
(Principal Executive Officer)

Date: March 30, 2018	By:	/s/ Stephen J. Antol
Stephen J. Antol
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John F. Stapleton	Chief Executive Officer, Director	March 30, 2018
John F. Stapleton	(Principal Executive Officer)

/s/ Stephen J. Antol	Chief Financial Officer	March 30, 2018
Stephen J. Antol	(Principal Financial Officer)

/s/ Charles C. Mottley	Director and President Emeritus	March 30, 2018
Charles C. Mottley

/s/ Timothy J. Gay	Director	March 30, 2018
Timothy J. Gay

/s/ Daniel G. Martinez	Director	March 30, 2018
Daniel G. Martinez

/s/ John R. Balding	Director	March 30, 2018
John R. Balding

/s/ Robert W. Shirk	Director	March 30, 2018
Robert W. Shirk

/s/ Douglas R. Sanders	Director	March 30, 2018
Douglas R. Sanders

S-1

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS
FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE
NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The registrant has not sent to its security holders any annual report covering the registrant’s fiscal year ended September 30, 2017.